Form 10-K405
period 1998-12-31
ARCH CHEMICALS INC
filed 1999-03-19
CIK 1072343

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
              SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1998
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from       to

                        Commission file number 1-14601
                             Arch Chemicals, Inc.
            (Exact name of registrant as specified in its charter)

               Virginia                              06-1526315
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

             501 Merritt 7                              06856
              Norwalk, CT                            (Zip Code)
    (Address of principal executive
               offices)
      Registrant's telephone number, including area code: (203) 229-2900

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
             Common Stock                       New York Stock Exchange

   Series A Participating Cumulative            New York Stock Exchange
    Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _ No X .
         -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 28, 1999, the aggregate market value of registrant's common stock held by non-affiliates of registrant was approximately $434,611,016.

  As of February 28, 1999, 22,981,630 shares of the registrant's common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                     PART I

                                                                       Page No.
                                                                       --------
 Item 1  Business...................................................       1
 Item 2  Properties.................................................       7
 Item 3  Legal Proceedings..........................................      10
 Item 4  Submission of Matters to a Vote of Security Holders........      10

                                    PART II

 Item 5  Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................      10
 Item 6  Selected Financial Data....................................      11
 Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      12
 Item 7A Quantitative and Qualitative Disclosures about Market
          Risk......................................................      21
 Item 8  Financial Statements and Supplementary Data................      22
 Item 9  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure..................................      41

                                    PART III

 Item 10 Directors and Executive Officers of the Registrant.........      42
 Item 11 Executive Compensation.....................................      46
 Item 12 Security Ownership of Certain Beneficial Owners and
          Management................................................      52
 Item 13 Certain Relationships and Related Transactions.............      54

                                    PART IV

 Item 14 Exhibits, Financial Statements Schedules and Reports on
          Form 8-K..................................................      58

                                    PART I

Item 1. Business

General

  Arch Chemicals, Inc. (the "Company") was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation ("Olin") for the purpose of effecting a tax-free distribution of Olin's Specialty Chemical Businesses ("Distribution") to the shareholders of Olin. The Distribution occurred on February 8, 1999 ("Distribution Date") upon which the Company became a separate, independent company. In the Distribution, for every two shares of Olin Common Stock held by a shareholder of record as of February 1, 1999, the shareholder received one share of the Company's Common Stock ("Company Common Stock") (such one share for every two being the "Distribution Ratio").

  The Company is a specialty chemicals manufacturer which supplies value added products and services to several industries on a worldwide basis, including the consumer products and the semiconductor industries. The principal businesses in which the Company competes are microelectronic chemicals, water chemicals and performance chemicals. The Company's ability and willingness to provide superior levels of technical customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the common skills on which the Company relies in servicing its global markets and customers.

  Information as to the total assets attributable to each of the Company's segments as of the last two fiscal years appears in the Notes to Combined Financial Statements--"Segment Information" contained in Item 8 of Part II of this Report. Information as to sales and income (or loss) of the Company's segments for each of the last three fiscal years is contained in the Notes to Combined Financial Statements--"Segment Information" contained in Item 8 of
Part II of this Report.

  The term "Company" as used herein means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Products and Services

  The Company's principal products and services fall within three businesses: microelectronic chemicals, water chemicals and performance chemicals. For financial information about each of the Company's industry segments, and foreign and domestic and export sales, see Notes to Combined Financial Statements--"Segment Information" contained in Item 8 of Part II of this Report. The principal products of each business are described below.

 Microelectronic Chemicals

  The Company manufactures and supplies a range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world. The microelectronic chemicals sold by the Company include a variety of high purity acids, bases, oxidizers, etchants and solvents (collectively referred to as "process chemicals"). The Company plans to expand its process chemicals product line of ultra high purity, parts per trillion (ppt) chemicals in 1999. These leading edge products will service the newest generation semiconductor manufacturing facilities. Another microelectronic chemical product line, referred to as diffusion systems, includes film deposition precursors, dopants, chlorine sources and chemical refill equipment. The Company also offers a range of semiconductor photopolymers, which include photoresists, ancillary materials and polyimides. In addition to the range of products offered, the Company provides semiconductor manufacturers with a variety of chemical usage related services, known as chemical management services, including inventory management and chemical handling.

  The Company manufactures a wide range of photoresist and ancillary products encompassing negative, g-line, i-line and 248nm deep UV technologies to meet the constantly evolving needs of the semiconductor industry. Within the past twelve months, the Company has announced new products based on two new series of 248nm deep UV resists, new advanced i-line products and environmentally-friendly strippers and has begun sampling both bi-layer and single-layer 193nm resist materials. The current focus of the photoresist research and development efforts is aimed at evolving the technology platforms underlying these products through modification of the respective materials chemistries to meet the ongoing demands of the semiconductor industry. The Company is pursuing advanced photoresist development through internal development, strategic alliances and licensing agreements.

  The Company's microelectronic chemicals business competes against other suppliers on the basis of performance, product quality, service, technology and pricing. The Company has a broad patent portfolio encompassing the technologies underlying the design of its products which the Company believes provides a competitive advantage against other suppliers. The Company enhances its technological competitive advantage by entering into technology licenses and joint development agreements with third parties to meet the rapidly evolving needs of the semiconductor industry. The current semiconductor industry downturn and the addition of several new suppliers to the market has significantly intensified price-based competition. Numerous programs have been implemented, are planned or are in progress which are expected to improve the cost structure and are designed to make this business a low cost industry supplier. The Company's extensive product line and global infrastructure are distinct advantages that enhance its competitiveness. This enables this business to service virtually all semiconductor industry wet chemical requirements on a worldwide basis. Product performance and quality and the technology associated with quality are generally considered an industry prerequisite. The high quality standards of the semiconductor industry serve as a hurdle, which limit the number of new entrants as suppliers to the market.

  The Company's microelectronic chemicals are sold on a direct basis or through independent third party distributors. Chemical management services are offered on a direct basis only.

 Water Chemicals

  The Company manufactures and sells chemicals and distributes equipment on a worldwide basis for the sanitization and recreational use of residential and commercial pool water, and the purification of potable water. The Company sells both calcium hypochlorite and chlorinated isocyanurates for the sanitization of residential and commercial pool water. The Company is a leading worldwide producer of calcium hypochlorite with 65% to 70% available chlorine. The Company has a competitive advantage through ownership of the J3 technology which enables it to produce calcium hypochlorite with superior dissolving characteristics and 75% available chlorine as compared to calcium hypochlorite with 65% available chlorine. The Company owns widely recognized brand names for both calcium hypochlorite (HTH(R)) and chlorinated isocyanurates (Pace(R)). The Company's water chemical products are sold under a variety of brand names, including Company-owned trademarks such as Sock-It(R), Super Sock-It(R), Duration(R) and Pulsar(R). The Company's water chemical products are also distributed as private label brands. In addition to the pool water sanitizers calcium hypochlorite and chlorinated isocyanurates, the Company sells ancillary chemicals and accessories for the maintenance and recreational use of residential and commercial pools.

  The Company's water chemical products are also sold in the municipal water market for the purification of potable water. Currently, the Company sells calcium hypochlorite to purify potable water mainly outside the U.S. in a number of countries. The Company has plans to expand its presence in the municipal water market both domestically and internationally.

  Seventy-five percent of the Company's water chemical sales are within North America, and the remaining 25% are throughout the rest of the world. In North America, the Company sells water chemical products either directly to retail or through independent third party distributors. The Company also has subsidiaries and ownership interests in joint ventures in South Africa and Brazil which manufacture and distribute calcium hypochlorite to local markets.

  In addition to the manufacture and sale of water chemicals, the Company distributes chemicals, equipment, parts and accessories for pools mainly through two wholly-owned subsidiaries. One subsidiary, Superior Pool Products, Inc., is headquartered in Anaheim, California with 18 locations throughout Arizona, California and

Nevada. Another subsidiary, Hydrochim, S.A., located in France, distributes chemicals and equipment throughout Europe.

 Performance Chemicals

  The Company's performance chemicals business consists of the manufacture and sale of a broad range of products with diverse end uses. The performance chemicals sold by the Company are critical to the performance and value of the customer's end use products. As a result, there is a high level of operational integration with many customers. The performance chemicals business is characterized by technology driven product solutions that benefit specific customers and provide manufacturing flexibility. In addition, the business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations combined with the Company's ability and willingness to provide superior technical support enables it to respond to the specific needs of a diverse group of customers. This gives the Company a competitive advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers. Customers, however, include industry leaders such as Procter & Gamble, Unilever and Uniroyal.

  The Company's performance chemicals business manufactures flexible polyols, specialty polyols, urethane systems and glycol and glycol ethers. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company's wholly-owned, Venezuelan subsidiary, Etoxyl, C.A., for South American markets. Specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company's Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycol and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze and provides custom manufacturing of specialty chemicals for a small group of companies.

  The performance chemicals business also manufactures biocides that control the growth of micro-organisms, particularly fungus and algae, and control dandruff on the scalp. All of the biocide products are marketed under the well recognized trademarks, Omadine(R), Omacide(R) and Triadine(R) biocides. The majority of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing concentrates, forms and salts and the Company is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate ("IPBC"), a broad spectrum fungicide, which was introduced by the Company in 1995, and serves the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in the development stages. Biocides make up a small portion of the customers' end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation's other components. Meeting the biocide customer's needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company's ability to meet these needs makes it a preferred supplier in the high growth, anti-dandruff market. The Company is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and anti-foulant paints. The manufacturing flexibility of the biocides assets also permits the Company to offer fine chemical custom manufacturing services.

  The Company's performance chemicals business also supplies hydrazine hydrates as well as propellant grade hydrazine and hydrazine derivatives. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. Hydrazine hydrates are produced at its Lake Charles, Louisiana production facility. The hydrazine hydrates are supplied in various concentrations, ranging from 51-100%, and packaging containers including bulk, tote bins and drums.

  The performance chemicals business also supplies propellant grade hydrazine and hydrazine derivatives for use as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. These propellant grade hydrazine products include Ultra PureTM Hydrazine (UPH), anhydrous hydrazine
(AH), unsymmetrical
dimethyl hydrazine (UDMH), monomethyl hydrazine (MMH) and hydrazine fuel blends. In addition to space-related applications in satellites and launch vehicles, auxiliary power from hydrazine-driven units is supplied to the NASA Space Shuttle for maneuvering its rocket engine nozzles and for operating valves, control surfaces, brakes and landing gear on the Shuttle Orbiter. Emergency power from hydrazine is also provided to jet aircraft like the F-16 to operate electrical and hydraulic units in the event of an engine flameout. The Company also supplies launch services and special packaging containers including cylinders to improve the safe handling and storage of propellants and to reduce launch costs.

  The Company's performance chemicals business is also a major regional supplier of sulfuric acid regeneration services and virgin sulfuric acid sales to the U.S. Gulf Coast market with manufacturing facilities located in Beaumont, Texas and Shreveport, Louisiana. The Company supplies sulfuric acid to refineries for their petroleum alkylation process and to pulp and paper manufacturers for use as a reagent for chlorine dioxide generation and water treatment neutralization for pH control.

Customers

  No single customer has accounted for more than 10% of the Company's total annual sales over the last three fiscal years. The Company's customer base is diverse and includes semiconductor manufacturers, flat panel display manufacturers, world-renowned consumer product companies, national and regional chemical and equipment distributors, other chemical manufacturers and the U.S. Government.

Raw Materials and Energy

  The Company utilizes a variety of raw materials in the manufacture of products for its three businesses. The Company has not experienced any difficulty in securing raw materials. Outlined below are the principal raw materials for the product businesses. The majority of the Company's raw material requirements are purchased and many are provided under the terms and conditions of written agreements.

  Microelectronic Chemicals. The principal raw materials for the microelectronic chemicals business include sulfuric acid, hydrofluoric acid, nitric acid, phosphoric acid, hydrochloric acid, hydrogen peroxide, ammonia, isopropyl alcohol, acetone, tetraethylorthosilicate (TEOS), dichloroethylene
(DCE), trichloroethane (TCA), phosphorous oxychloride (POCL/3/), hexamethyldisilazone (HMDS), custom polymers, photoinitiators, tetra methyl ammonium hydroxide (TMAH) and custom polyimide resins and photosensitizers.

  Water Chemicals. The principal raw materials for the water chemicals business include chlorine, caustic soda, sodium hydroxide, lime and chlorinated isocyanurates. Chlorine and sodium hydroxide will be provided by Olin pursuant to the Chlor-Alkali Supply Agreement and with respect to the Company's Charleston facility, will be delivered via a pipeline from the adjacent Olin facility. The balance of the raw materials are purchased from other suppliers and are readily available.

  Performance Chemicals. The raw materials for the performance chemicals business include a variety of chemicals including propylene oxide, ethylene oxide, pyridine, iodine, propargyl butyl carbamate, chlorine, caustic soda, sulfur and ammonia.

  Electricity is the predominant energy source for the Company's manufacturing facilities and is primarily supplied to the Company by public or government utilities. Natural gas used for steam production is an important energy source for many of the Company's manufacturing sites and is purchased from multiple suppliers.

Research and Development; Patents

  The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were approximately $16.2 million, $21.1 million and $21.0 million for 1998, 1997 and 1996, respectively.

  In general, intellectual property is important to the Company, but no one technology, patent, or license or group thereof related to a specific process or product is of material importance to the Company as a whole. The

Company believes that its broad patent portfolio in the microelectronic chemicals segment provides a sustainable competitive advantage for that product line. The Company owns three process patents for the technology relating to the manufacture of J3 calcium hypochlorite which are materially important to the water chemicals business. One of these patents expires in 2009 and the others expire in 2010. The Company owns a patent covering a process for producing Ultra Pure(TM) Hydrazine, the world's purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. This patent expires in 2006.

Seasonality

  Although the businesses of the Company as a whole are not seasonal in nature, 40% of the sales in the water chemicals business occur in the second quarter of the calendar year. The purchase of water chemical products by consumers in the residential pool market is concentrated in the United States between Memorial Day and the Fourth of July. In addition, the weather can also have a significant effect on water chemical sales during any given year.

Backlog

  The amount of backlog orders is immaterial to the Company as a whole.

U.S. Government Contracts and Regulations

  The Company's performance chemicals business sells hydrazine to the U.S. Government. Consequently, as a government contractor, the Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of controlled products and commodities could subject the Company or one or more of its businesses to civil and criminal penalties and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

Competition

  The Company's microelectronic chemicals, water chemicals and performance chemicals businesses are in highly competitive industries, and the Company encounters strong competition with respect to each of its product lines from other manufacturers worldwide. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and foreign markets. More recently, the Company has experienced increased price competition as a result of the recent downturn in the semiconductor market. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, the Company regards its principal product groups to be competitive with many other products of other producers, and believes that it is an important producer of many such product groups.

Export Sales

  The Company's export sales from the United States to unaffiliated customers were $63.9 million, $93.6 million and $102.4 million in 1998, 1997 and 1996, respectively. The financial information about geographic areas contained in the Notes to the Combined Financial Statements--"Segment Information" found in
Item 8 of Part II of this Report is incorporated herein by reference.

Employees

  As of February 8, 1999, the Company had approximately 3,000 employees, approximately 663 of whom were working in foreign countries. Approximately 388 of the hourly paid employees of the Company located at its Brandenburg, Kentucky, Lake Charles, Louisiana, Shreveport, Louisiana and Beaumont, Texas facilities are represented for purposes of collective bargaining, by several different labor organizations and the Company is party to nine labor contracts relating to such employees. These labor contracts extend for three or four year terms which expire in the years 2000, 2001 and 2002. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.

Environmental Matters

  The establishment and implementation of Federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected, and will continue to affect, substantially all of the Company's manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs. The Company employs waste minimization and pollution prevention programs at its manufacturing sites.

  The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company's current facilities and certain off-site locations.

  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 1998, 1997 and 1996 but may be material to net income in future years. In 1997, in connection with the sale of the surfactants businesses to BASF, a $2.3 million provision was recorded to provide for future environmental spending at the Brandenburg, Kentucky site.

  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were incurred by Olin. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for environmental related activities totaled $12.0 million in 1998, $10.8 million in 1997 and $12.5 million in 1996. During 1998, $1.0 million ($2.8 million in 1997; $4.0 million in 1996) was spent on capital projects, $10.6 million ($8.0 million in 1997; $8.5 million in 1996) was spent on normal plant operations, and $0.4 million was spent on remedial activities. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  The Company's combined balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $2.8 million at December 31, 1998, and $3.2 million at December 31, 1997, all of which were classified as other noncurrent liabilities. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $10 to $15 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.

Item 2. Properties

  The table below sets forth the locations where the Company conducts its business and a brief description of the activities conducted at each identified location. A more detailed description of the Company's principal manufacturing facilities follows the table. The Company believes that its facilities are sufficiently maintained and suitable and adequate for its immediate needs and that additional space is available to accommodate expansion. Unless otherwise noted below, the identified location is owned by the Company.

 Location                      Primary Activities
 --------                      ------------------
 McIntosh, Alabama(1)          Blending facility for performance chemicals
 Chandler, Arizona(2)          Warehouse and office facility for
                               microelectronic chemicals
 Mesa, Arizona                 Manufacturing facility for microelectronic
                               chemicals
 Anaheim, California(2)        Office and warehouse space for water chemicals
 Cheshire, Connecticut         Research and development facility and offices
 Norwalk, Connecticut(2)       Corporate headquarters
 Bethalto, Illinois (2)        Corporate data center
 Naperville, Illinois(2)       Water chemicals service center
 Seward, Illinois              Manufacturing facility for microelectronic
                               chemicals
 Brandenburg, Kentucky         Manufacturing facility for microelectronic and
                                performance chemicals
 Lake Charles, Louisiana       Manufacturing facility for performance chemicals
 Shreveport, Louisiana         Manufacturing facility for performance chemicals
 Rochester, New York           Manufacturing facility for performance chemicals
 East Providence, Rhode Island Manufacturing facility and materials research center for microelectronic chemicals
 North Kingston, Rhode Island  Manufacturing facility of microelectronic chemicals; North American technical support
                                center; new product development center for
                                microelectronic chemicals
 Charleston, Tennessee(1)      Manufacturing facility for water chemicals
 Beaumont, Texas               Manufacturing facility for performance chemicals
 Zwijndrecht, Belgium(1)       Manufacturing facility for microelectronic
                                chemicals and European technical support center
 Igarassu, Brazil              Facility of a joint venture for the manufacture
                                of water chemicals
 Salto, Brazil                 Repackaging facility for water chemicals and
                                manufacturing facility for performance
                                chemicals
 Amboise, France               Repackaging, distribution and warehouse facility
                                for water chemicals
 Swords, Ireland               Manufacturing facility for performance chemicals
 Kempton Park, South Africa    Facility of a joint venture for the manufacture
                                of water chemicals
 Maricaibo, Venezuela          Manufacturing facility for performance chemicals

--------
(1)Land is leased.
(2)Leased facility.

  The Company also leases several warehouse facilities in Arizona, California, Idaho, Nevada and Texas and several overseas sales offices and warehouses.

Principal Manufacturing Facilities

  The principal manufacturing properties of the Company described below are all owned by the Company, except for the land under the Belgium facility which is leased until 2041, the land under the McIntosh plant and

Charleston facility which are being leased from Olin and except for properties held by joint ventures as noted below.

  McIntosh, Alabama. The Company's facility located in McIntosh, Alabama blends, packages and stores propellant grade hydrazine products. Special hydrazine fuel blends are produced as the principal propellant for several U.S. Air Force launch vehicle programs including the Titan and Delta rockets.

  Mesa, Arizona. The Company has a state-of-the-art microelectronic chemical manufacturing facility in Mesa, Arizona. This facility manufactures, purifies, formulates and packages extensive product lines of ultra high purity process chemicals. This facility is ISO-9002 certified. A second facility for diffusion chemicals is under construction at Mesa. The Company expects this second facility to be ISO-9002 certified by the end of 1999.

  In addition to manufacturing operations, the Company has extensive analytical testing, applications testing and warehousing capabilities for both process and diffusion chemicals at the Mesa plant site. Current operations (including the diffusion chemicals plant under construction) occupy approximately 30 acres of the 52 acre plant site. The remaining acreage is available for future expansions.

  Brandenburg, Kentucky. The ISO 9000-certified Brandenburg plant covers an area of 200 acres, surrounded by 1,200 acres of land which provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Chemical intermediates for the Company's microelectronic materials business are produced in a separate manufacturing facility dedicated to this purpose. There is a research and development center at the site which supports the development and technical service needs of the polyol and glycol products and new product scale up for the microelectronics business. Ethylene oxide is produced on site in a facility owned by Sun Company and operated by the Company. The Company also operates other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements.

  Lake Charles, Louisiana. The Company's facility located in Lake Charles, Louisiana consists of three manufacturing plants that produce various hydrazine products. One ISO 9002-certified plant, built in 1979, produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. A second ISO 9002-certified plant, built in 1953, produces propellant grade hydrazine products including anhydrous hydrazine
(AH), unsymmetrical dimethyl hydrazine (UDMH) and monomethyl hydrazine (MMH) for use as fuel in satellites, expendable launch vehicles and auxiliary power units. A third plant, built in 1988, produces propellant grade Ultra Pure(TM) Hydrazine (UPH), the world's purest grade of anhydrous hydrazine, for satellite propulsion.

  Shreveport, Louisiana. This ISO 9002-certified plant produces industrial grade virgin sulfuric acid for delivery to the U.S. Gulf Coast and provides regeneration services primarily to local refineries. In addition, this site provides non-hazardous waste fuel burning services and markets sodium bisulfite solution.

  Rochester, New York. This facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control the growth of microorganisms, particularly, fungus and algae and to control dandruff on the scalp. The largest 2-chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company's Omadine(R) biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. The Company's Triadine(R) brand of biocides is a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide(R) IPBC brand, which is based upon iodopropargyl-n-butylcarbamate
(IPBC), a broad-spectrum fungicide. In addition, this facility also manufactures several chemicals custom-made for specific customers for widely diverse markets.

  East Providence, Rhode Island. This ISO 9001-certified facility is located in an industrial park in East Providence, Rhode Island. Originally built as a materials research center in 1974, the facility was expanded in 1984 to manufacture photoresists, photoresist developers, and photoresist strippers used in the semiconductor industry. The materials research center at this site develops new compounds used in the manufacture of photoactive products and has on site capabilities for chemical synthesis, testing, and product formulation. This capability allows for rapid commercialization of new technologies and is augmented by scale-up facilities at the Brandenburg, Kentucky site. The manufacturing plant at the site receives raw materials, formulates, filters and packages finished goods in a high purity, clean environment. Full quality control capabilities are located on-site or at the nearby Quonset Point facility. The high degree of flexibility required to custom manufacture specific products is maintained through the number of and multiple sized formulation vessels available here.

  North Kingston, Rhode Island. This facility is located in a new industrial park in North Kingston, Rhode Island (Quonset Point Industrial Park) which originally housed a distribution warehouse. A new state-of-the-art manufacturing facility and product development center for advanced photoresists is being built on-site to expand the Company's capabilities in the development and manufacture of advanced technology photoresists. A technical service center is located on site with advanced photolithography equipment identical to that of the customer base and provides technical service support to North America. The equipment is also used by the advanced product development groups to develop state-of-the-art products in anticipation of customer requirements. The manufacturing plant will receive raw materials and will formulate, filter and package finished goods in a high purity, clean environment. Full test capabilities are located on-site or at the nearby East Providence facility. The high degree of flexibility required to custom manufacture specific products is maintained through the number of and multiple sized formulation vessels available here. Packaging and manufacturing facilities were designed for a new generation of purity requirements. The Company is in the process of applying for ISO 9001 certification for the site.

  Charleston, Tennessee. The Company's ISO 9002-certified facility located in Charleston, Tennessee produces, packages, and stores calcium hypochlorite for the water chemicals business. There are two distinct manufacturing operations at this site. One produces our 65% (nominal) available chlorine product while the other produces our patented, 75% high available chlorine product. Products are packaged into containers that range in size from 5 pounds to 2,000 pounds per container. The site also stores as much as 10-14 million pounds of product during peak periods. Purchased chemicals are also stored in warehouses at this site. These products, along with those manufactured at the site, are often combined on shipments to meet the requests of customers.

  Beaumont, Texas. The Company is a major regional manufacturer and supplier of industrial grade virgin sulfuric acid to the U.S. Gulf Coast and provides regeneration services primarily to local refineries. In addition, the Company provides limited hazardous and non-hazardous waste fuel burning services and markets sodium bisulfite solution. This facility has achieved and maintained ISO 9002 certification since 1993.

  Zwijndrecht, Belgium. The original facility located in Zwijndrecht, Belgium has been operational since 1993 and primarily manufactures, tests, and provides technical support for photoresists, photoresist developers, and photoresist strippers used in the semiconductor industry. In 1998, the facility was expanded to manufacture and test high purity acids, etchants, and diffusion chemicals also used in the semiconductor industry. This expanded facility is ISO 9002-certified. A technical service center is also located on the site with photolithography equipment identical to that of the customer base and provides technical service support to European customers.

  Igarassu, Brazil. The Company's facility located in Igarassu, Brazil is a joint venture operation (Nordesclor S.A.) that produces and packages calcium hypochlorite for the water chemicals business within Brazil. Products for the swimming pool market and the water treatment market are manufactured and packaged at this site. The Company also has a small repackaging facility in Salto, Brazil. The Salto facility also blends and manufactures products for performance chemicals. This facility is currently shared with Olin Reductone operations.

  Swords, Ireland. This facility is located just north of Dublin, Ireland and has been producing biocides for over twenty-five years. 2-Chloropyridine is imported from the Company's Rochester, New York plant and converted into zinc, copper and sodium salts of the pyrithione molecule. The finished product is shipped to customers in over fifty countries around the world. This facility is both ISO 9002 and ISO 14001 certified.

  Kempton Park, South Africa. The Company's facility located in Kempton Park, South Africa is a joint venture operation (Aquachlor (Pty) Ltd.), that produces and packages calcium hypochlorite for the water chemicals business within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

  Maricaibo, Venezuela. The Company's ISO 9000-certified facility in Venezuela is a multi product manufacturing plant producing a broad range of polyols and surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.

Item 3. Legal Proceedings

  In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. See Item 13 of Part III of this Report. In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the combined balance sheet as of December 31, 1998 would not be material to the Company's financial position or annual results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the three months ended December 31, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  As of February 28, 1999, there were approximately 8,600 record holders of Company Common Stock.

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "ARJ." The Company's Common Stock began "regular way" trading on the NYSE on February 9, 1999.

  Information concerning the high and low sales prices of the Company's Common Stock and dividends paid on Common Stock during each quarterly period in 1998 and 1997 is not presented because no stock trading occurred prior to 1999.

  Among the provisions of the Credit Facility (as defined on page 17) are restrictions relating to the payments of dividends and the acquisition of the Company's Common Stock based on a financial formula. As of February 8, 1999, which is the date the Credit Facility was assumed by the Company, dividends and stock repurchases were limited to approximately $65 million.

  The Company began operating as a publicly-held, independent company on February 8, 1999. Since its inception in October 1998 to the date hereof, it has not paid any cash dividends. The payment and level of cash dividends by the Company after the Distribution will be subject to the discretion of the Board of Directors of the Company (the "Board"). The Company currently anticipates that it will initially pay quarterly cash common stock dividends which, on an annual basis, will aggregate $0.80 per share. However, future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on an independent basis, and will be subject to the restrictions contained in the Credit Facility.

Item 6. Selected Financial Data

  The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Combined Financial Statements of the Company. The financial data as of and for each of the three years ended December 31, 1998 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company's future performance as an independent company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Combined Financial Statements and Notes thereto included elsewhere in this Form 10-K. The historical financial information includes an allocated share of Olin's historical centralized activities. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K.

                                            Years Ended December 31,
                                       --------------------------------------
                                        1998    1997    1996    1995    1994
                                        ($ in millions, except per share
                                                    amounts)
Operations
Sales................................. $862.8  $929.9  $913.5  $872.8  $686.5
Cost of Goods Sold....................  622.0   676.3   647.8   659.6   515.1
Selling and Administration............  167.6   153.5   159.0   141.1   120.0
Research and Development..............   16.2    21.1    21.0    17.4    12.5
                                       ------  ------  ------  ------  ------
Operating Income......................   57.0    79.0    85.7    54.7    38.9
Interest and Other Income, net(1).....    3.8     7.2     8.4    12.6     3.3
                                       ------  ------  ------  ------  ------
Income Before Taxes...................   60.8    86.2    94.1    67.3    42.2
Income Tax Provision..................   20.8    29.9    33.0    23.4    14.7
                                       ------  ------  ------  ------  ------
Net Income............................   40.0    56.3    61.1    43.9    27.5
                                       ======  ======  ======  ======  ======
Unaudited Pro Forma Net Income(2).....   35.7    52.0    56.7    39.6    23.2
Unaudited Pro Forma Basic Income Per
 Share(2).............................   1.55    2.26    2.47    1.72    1.01
Other
Capital Expenditures..................   84.3    71.0    53.2    65.4    51.4
Depreciation..........................   43.1    43.6    40.2    41.4    39.4
Effective Tax Rate....................   34.2%   34.7%   35.1%   34.8%   34.8%
                                            Years Ended December 31,
                                       --------------------------------------
                                        1998    1997    1996    1995    1994
                                       ------  ------  ------  ------  ------
                                                ($ in millions)
Financial Position
Working Capital....................... $147.1  $151.5  $124.9  $129.9  $ 81.0
Property, Plant and Equipment, net....  331.6   280.4   257.3   261.4   225.5
Total Assets..........................  721.6   693.2   651.2   624.1   500.3
Capitalization(2).....................
Short-Term Borrowings.................    0.9     1.4     1.8     0.1     0.4
Long-Term Debt........................    7.0     5.5     5.5     5.5      --
Equity and Cumulative Translation
 Adjustment...........................  504.5   455.6   429.6   411.4   329.2
                                       ------  ------  ------  ------  ------
Total Capitalization..................  512.4   462.5   436.9   417.0   329.6
                                       ======  ======  ======  ======  ======

--------
(1) Interest and other income, net in 1995 includes a gain ($7.0) from the sale of the Sun(R) brand trademark, a dry sanitizer plant in Charleston, West Virginia and a related tableting facility in Livonia, Michigan.
(2) In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Pro forma net income reflects the pro forma effects of borrowings assuming $75 million is outstanding and that the Company has seasonal weighted average borrowings related to the Water Chemicals segment of $20 million at an aggregate effective rate of 7%. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution. See Notes to Combined Financial Statements--"Subsequent Events".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods when the Company operated as the specialty chemical businesses of Olin. However, this discussion and analysis of financial condition and results of operations has been prepared as if the Company were a separate entity for all periods discussed. It should be read in conjunction with the Company's historical Combined Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company's various products. Other operating expenses include selling, administration, research and development.

Results of Operations

Combined

                                                           Years Ended December 31,
                                                           ------------------------
                                                            1998     1997     1996
                                                           ------   ------   ------
                                                             ($ in millions)
     Sales...............................................  $862.8   $929.9   $913.5
     Gross Margin........................................   240.8    253.6    265.7
     Selling and Administration..........................   167.6    153.5    159.0
     Research and Development............................    16.2     21.1     21.0
     Operating Income(1).................................    60.4     86.1     93.3
     Net Income..........................................    40.0     56.3     61.1
     Unaudited Pro Forma Financial Information:(2)
     Interest Expense, net...............................  $  6.3   $  6.5   $  5.9
     Net Income..........................................  $ 35.7   $ 52.0   $ 56.7
     Basic Income Per Share..............................  $ 1.55   $ 2.26   $ 2.47
     Common Stock Outstanding............................    23.0     23.0     23.0

--------
Notes:
(1) Operating income includes operating income and the equity in earnings of affiliated companies.
(2) In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Pro forma net income reflects the pro forma effects of borrowings assuming $75 million is outstanding and that the Company has seasonal weighted average borrowings related to the Water Chemicals segment of $20 million at an aggregate effective rate of 7%. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution. See Notes to Combined Financial Statements--"Subsequent Events".

 Year Ended December 31, 1998 Compared to 1997

  Sales and operating income decreased 7.2% and 29.8%, respectively. Sales decrease was attributable to a 1.1% decrease in prices and a 6.1% decrease due to the sales of the surfactants, fluids, non-urethane polypropylene glycol and polyethylene glycol (collectively, "surfactants") business and the conversion of the flexible polyol business to a tolling operation. Under the tolling operation, the Company does contract manufacturing for a third party who sells the manufactured product to other parties.

  Gross margin percentage was 27.9% in 1998 and 27.3% in 1997. Higher gross margin as a result of the impact of the surfactants supply agreement and the conversion of the polyols business to a tolling operation were primarily the main contributors to the increased gross margin percentage. Excluding the results of the surfactants business which was sold in 1997 and the related supply agreement, the gross margin percentage for 1998 and 1997 would have been 27.1% and 27.3%, respectively.

  Selling and administration expenses as a percentage of sales increased to 19.4% in 1998 from 16.5% in 1997 due to lower sales and higher expenses. Selling and administration expenses increased in amount due to higher administration expenses for information technology systems (primarily SAP implementation) and increased international operating expenses.

  Research and development expenses decreased due to the consolidation of the foreign research efforts for photopolymers into the U.S. operations and the sale of the surfactants businesses to BASF in November 1997.

  The effective tax rate decreased to 34.2% in 1998 from 34.7% in 1997, resulting from the utilization of higher foreign tax credits and lower state taxes in 1998.

  The Company's 1999 sales and operating income are expected to be higher than 1998. Basic income per share is expected to be in the $1.85 range.

 Year Ended December 31, 1997 Compared to 1996

  Sales increased 1.8% while operating income decreased 7.7%. Sales increase was attributable to a 1.1% increase in prices and a 0.7% increase in volume.

  Gross margin percentage was 27.3% in 1997 and 29.1% in 1996. Higher raw materials and manufacturing costs more than offset the impact of increased volumes and contributed to the decreased gross margin percentage.

  Selling and administration expenses as a percentage of sales were 16.5% in 1997 and 17.4% in 1996. Selling and administration expenses decreased in amount due to lower advertising and sales promotion expenses for water chemicals, reduced legal expenses and lower international operating expenses.

  Research and development expenses were about equal.

  The effective tax rate decreased to 34.7% in 1997 from 35.1% in 1996 due to lower foreign taxes.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000.

Microelectronic Chemicals

                                                          Years Ended December
                                                                  31,
                                                          ---------------------
                                                           1998    1997   1996
                                                          ------  ------ ------
                                                            ($ in millions)
                    Results of Operations
     Sales............................................... $227.6  $242.6 $232.9
     Operating Income (Loss).............................   (4.1)    9.5   16.9

 Year Ended December 31, 1998 Compared to 1997

  Sales decreased 6.2% with an operating loss occurring in 1998 compared to an operating profit in 1997. Sales of all products weakened during 1998 as the Company's businesses were adversely impacted by the poor conditions in the worldwide semiconductor market. Also, major semiconductor customers underwent extended shutdowns and some delayed or canceled fab construction projects resulting in decreased sales. In addition to the poor market condition of the semiconductor industry, start-up costs for the Company's new process chemicals facility in Belgium and photoresist facility in Rhode Island, unfavorable operating performance from its foreign affiliate and higher administration expenses for information technology systems (SAP implementation) contributed to the operating loss. These were slightly offset by lower R&D spending resulting from the consolidation of its overseas photopolymers R&D operations to existing facilities in the U.S.

  The Company expects its microelectronic chemicals businesses to be profitable in 1999. Cost reduction programs resulting in lower manufacturing expenses and general and administration expenses, decreased information technology systems expenses and lower start-up costs compared to 1998 are expected to be the main factors leading to profitability.

 Year Ended December 31, 1997 Compared to 1996

  Sales increased 4.2% while operating income decreased 43.8%. Since microelectronic chemicals sales are a direct result of the demand for semiconductor products, process chemicals sales increased as the semiconductor industry began to improve and recover from its depressed levels of 1996. Sales of chemical management services increased due to price increases and the addition of new customers and services. Higher photopolymer sales more than offset reduced demand from certain customers whose operations were undergoing technological changes and improvements. Operating income decreased as higher manufacturing costs at several plants, additional operating expenses and an unfavorable product mix more than offset the profit impact from the higher volumes and prices.

Water Chemicals

                                    Years Ended December 31,
                                    ------------------------
                                     1998     1997     1996
                                    ------   ------   ------
                                      ($ in millions)
         Results of Operations
     Sales......................... $290.3   $286.9   $293.7
     Operating Income..............   13.8     26.5     24.1

 Year Ended December 31, 1998 Compared to 1997

  Sales increased 1.2% while operating income decreased 47.9%. Increased sales from North America branded calcium hypochlorite, higher volumes of Pace(R) brand products (chlorinated isocyanurates) and higher distribution sales more than offset lower bulk and export volumes and lower prices. Chinese calcium hypochlorite producers increased their exports of product, which disrupted the supply/demand balance and affected prices on a worldwide basis. The decrease in operating income was primarily attributable to the decline in calcium hypochlorite prices and higher manufacturing costs and operating expenses. Lower production volumes, higher depreciation expense and other plant costs, legal expenses, along with higher distribution costs in connection with a new customer accounted for the increased operating costs.

  The Company expects slightly improved operating performance in 1999 from its water chemicals business primarily from anticipated lower manufacturing costs and projected increase in volumes of branded calcium hypochlorite.

 Year Ended December 31, 1997 Compared to 1996

  Sales decreased 2.3% while operating income increased 10.0%. The sales decline was attributable to reduced volumes of chlorinated isocyanurates ("iso") due to a strategy to enhance product mix and reduced volumes of calcium hypochlorite due to increased competition and unfavorable weather conditions. Lower volumes, principally from lower iso sales, more than offset higher prices. Operating income was higher due to the profit impact from the improved pricing, lower operating expenses and an improved product mix. Lower advertising, sales promotion and legal expenses along with lower international operating expenses due to lower spending and a stronger U.S. dollar contributed to the decrease in operating expenses. The increased pricing more than offset the higher cost of a raw material used in the production of Pace(R) brand products, and other additional manufacturing costs.

Performance Chemicals

                                                            Years Ended December 31,
                                                            ------------------------
                                                             1998     1997     1996
                                                            ------   ------   ------
                                                              ($ in millions)
                     Results of Operations
     Sales................................................. $344.9   $400.4   $386.9
     Operating Income......................................   50.7     50.1     52.3

 Year Ended December 31, 1998 Compared to 1997

  Sales decreased 13.9%, while operating income increased 1.2%. The sales decrease was attributable primarily to the sale of the surfactants businesses to BASF in November 1997 and the conversion of the flexible polyols business from a merchant business to a tolling operation. Higher sales of IPBC-based biocide, which is used primarily in metalworking and the coatings markets, and Copper Omadine(R) biocide, which is used in the marine antifoulant paint market, were partially offset by a decline in volume in the Asian antidandruff agent market along with lower pricing due to the relatively stronger value of the U.S. dollar.

  The operating income increase was attributable primarily to the conversion of the flexible polyols business to a tolling operation. In addition, operating income increased by $4 million due to the conversion of the surfactants business to a contract manufacturing arrangement under a supply agreement with BASF which, unless extended, expires on December 31, 2000. This increase along with the profit impact from higher IPBC-based biocide and Copper Omadine(R) biocide volumes were offset in part by lower antidandruff agent volumes to the Asian market, and higher administration expense for additional international personnel.

  The Company expects improved operating performance in 1999 from its performance chemicals businesses primarily due to lower administration expenses, decreased distribution costs, and improved sales growth which is expected to be slightly offset by increased depreciation expenses.

 Year Ended December 31, 1997 Compared to 1996

  Sales increased 3.5%, while operating income decreased 4.2%. Sales increase was due in part to higher volumes of antidandruff agents and marine antifoulant agents which benefited from capacity expansions, enabling many products to set annual production and sales records due to growth in market demand and market share. Higher specialty polyol sales were more than offset by lower flexible polyol sales. Additionally the Company's subsidiary in Venezuela was adversely impacted by approximately a 40% reduction in price for its product which is used in the production of oil emulsions. Higher propellant sales were due to increased volumes of Ultra Pure(TM) hydrazine and MMH. Sales and production of Ultra Pure(TM) hydrazine achieved record levels in 1997. Additional propellant volumes more than offset lower hydrate volumes and pricing. Sulfuric acid volumes were enhanced by the addition of a new refinery account and the Company becoming a sole supplier to another refinery.

  Operating income decreased due to higher raw material, maintenance and manufacturing costs and more than offset the profit impact from additional antidandruff agents, marine antifoulant agents and IPBC-based biocide volumes.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is being amortized ratably into operating income over the three-year period. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000.

Environmental

  The establishment and implementation of Federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected, and will continue to affect, substantially all of the Company's manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs. The Company employs waste minimization and pollution prevention programs at its manufacturing sites.

  The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company's current facilities and certain off-site locations.

  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 1998, 1997 and 1996 but may be material to net income in future years. In 1997, in connection with the sale of the surfactants businesses to BASF, a $2.3 million provision was recorded to provide for future environmental spending at the Brandenburg, Kentucky site.

  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were incurred by Olin. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for environmental related activities totaled $12.0 million in 1998, $10.8 million in 1997 and $12.5 million in 1996. During 1998, $1.0 million ($2.8 million in 1997; $4.0 million in 1996) was spent on capital projects, $10.6 million ($8.0 million in 1997; $8.5 million in 1996) was spent on normal plant operations, and $0.4 million was spent on remedial activities. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  The Company's combined balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $2.8 million at December 31, 1998, and $3.2 million at December 31, 1997 all of which were classified as other noncurrent liabilities. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $10 to $15 million over the next several years. While the

Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.

Income Taxes

  Prior to the Distribution, the Company's operations were included in the U.S. Federal consolidated income tax returns of Olin. The provision for income taxes includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate Company basis consistent with the requirements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Allocated current income taxes payable are settled with Olin on a current basis. Deferred taxes are provided for the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Future Service Costs

  For a transition period following the Distribution, Olin and the Company will provide to one another certain services such as payroll and benefits administration, mainframe computing services and telecommunications support. Historically, these services were provided by Olin to the Company. Each company will be reimbursed for the services provided at rates comparable to the current intercompany accounting charges. By the end of such transition period, the Company will develop and establish these services on its own at costs that may be more or less than the rates charged by Olin. Costs for such services historically provided by Olin were $30.6 million in 1998, $31.8 million in 1997 and $27.7 million in 1996. It is anticipated that as a separate public company, the cost of other types of services, in addition to those previously mentioned, will increase by approximately $4 million per year as a result of additional financial reporting requirements, stock transfer fees, directors' fees, insurance and executive compensation and benefits.

Liquidity, Investment Activity and Other Financial Data

  Cash flows from operations supplemented by credit provided by Olin and proceeds from the sales of businesses were used to finance the Company's working capital requirements and capital and investment projects. Prior and up to the Distribution, the Company's financing requirements were provided by Olin.

  On January 27, 1999, Olin obtained an unsecured $125 million revolving five-year credit facility ("Five-year Facility") which expires in January 2004 and an unsecured $125 million 364-day facility ("364-day Facility"), which expires in January 2000 (collectively, the "Credit Facility"). Olin borrowed $75 million under the Five-year Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 million of debt. The amounts remaining under the Credit Facility are expected to provide sufficient liquidity for the Company's current and future funding needs.

Cash Flow Data

                                                         Years Ended December 31,
                                                         ------------------------
                                                          1998      1997    1996
                                                         ------    ------  ------
                                                           ($ in millions)
                   Provided By (Used For)
     Net Operating Activities........................... $ 85.2    $ 83.5  $ 86.1
     Capital Expenditures...............................  (84.3)    (71.0)  (53.2)
     Net Investing Activities...........................  (85.3)    (59.4)  (49.4)
     Net Financing Activities...........................   (1.2)    (21.6)  (37.0)

  For the 1998 year, the increase in cash flow from net operating activities was primarily attributable to a reduced investment in working capital. Lower accounts receivable levels due primarily from exiting the merchant flexible polyols business and the lower accounts receivable and reduced sales resulting from the depressed semiconductor industry, as well as the Company's ability to manage its inventory in response to the decreased demand, were the main contributors to the reduced investment in working capital. These more than offset the effect of lower net income and BASF payments received in 1997.

  For the 1997 year, the decrease in cash flow from operating activities was primarily attributable to an additional investment in working capital to support higher accounts receivable and inventory levels in microelectronic chemicals, partially offset by a $30 million payment on a three-year supply agreement in connection with the sale of the surfactants business to BASF. In 1996, the increase in cash flow from operating activities was primarily attributable to higher operating income and a reduced investment in working capital.

  Capital spending for the 1998 year increased 18.7% over the prior year. In microelectronic chemicals, there are three major capital projects: an ultra high-purity chemicals plant and distribution center in Zwijndrecht, Belgium to better serve the semiconductor industry in Europe, a photoresist facility in North Kingston, Rhode Island to support the rapid commercialization of advanced photoresist products and a diffusion facility in Mesa, Arizona which will replace an existing facility and support the development of advanced semiconductor devices. The high-purity chemicals plant in Belgium started up operations in the third quarter of 1998, the photoresist facility in Rhode Island started up operations in the fourth quarter of 1998 while the diffusion facility is expected to start up in the first half of 1999. These three projects represent a total investment of approximately $58 million, of which approximately $36 million was spent during 1998. In performance chemicals, the Company is investing in a $55 million expansion plan over the next several years for the increased capacity for key intermediate materials, including a new plant to be built in China to support increasing demand in China and the rest of Asia for antidandruff shampoos and other personal care products that use biocides. This plant is scheduled to be on stream in the year 2001. During 1998, $10.4 million was spent at the Rochester, New York, Swords, Ireland and Suzhou, China facilities related to the expanded capacity for key intermediate materials.

  Capital spending for the 1997 year increased 33.5% over the prior year. During 1997, $20 million was spent in microelectronic chemicals for the Belgium and Rhode Island facilities and approximately $5 million was spent for the Rochester, New York and Swords, Ireland facilities related to the expanded capacity for key intermediate materials used in the production of performance chemicals.

  Capital spending for 1999 is expected to decrease approximately 10-15% from 1998. This is primarily the result of completion of certain capital projects in the microelectronic chemicals segment.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement.

  In 1996, the Company sold its electrostatics business, generating proceeds of $5.5 million.

New Accounting Standards

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

  In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement in 1999 and does not expect it to have a material effect on its financial position and results of operations.

  Also in 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." This Statement of Position requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the Company's start-up activities, and is effective for fiscal years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. The Company does not expect however that the amount recognized as a cumulative effect of change in accounting principle, if any, would be material.

Euro Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The Company does not expect the conversion to the euro to have a material impact on its business, operations, or financial position.

Derivative Financial Instruments

  The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Belgian franc, Canadian dollar, Irish punt and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1998, the Company had forward contracts to sell foreign currencies with face values of $5.3 million (1997-$4.1 million) and forward contracts to buy foreign currencies with face values of $3.1 million (1997-$5.1 million). At December 31, 1998 and
December 31, 1997 the Company had no outstanding option contracts to sell or buy foreign currencies.

  In accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," a transaction is classified as a hedge when the foreign currency is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying instrument. Any realized and unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period and are included in Selling and Administration in the combined statements of income. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred. Premiums paid for currency options and gains or losses on forward sales and purchase contracts are not material to operating results.

Year 2000 Computer Systems

  The Company views the impact of the Year 2000 as a critical business issue. It manages the process by having each business identify its own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the process across business boundaries and the corporate center. The process includes corporate oversight and provides for consistent attention to progress made against planned activities and a forum for issue resolution at the business and corporate levels with periodic assessments made by independent parties which are periodically reported to the Board.

  The Company recognizes that the Year 2000 issue is not limited to computer programs normally associated with the processing of business information, but can also be found in certain equipment and processes used in manufacturing and operation of facilities. Furthermore, it also recognizes that the potential exists for Year 2000 issues within the supply chain. The Company's approach was to subdivide the program into four distinct segments: 1) Business Systems;
2) Manufacturing; 3) Supply Chain; and 4) Infrastructure.

  In the business systems segment, the Company has positioned itself very favorably with respect to software and equipment that is Year 2000 compliant. In 1994, the Company began implementing a Year 2000 compliant client-server system, Peoplesoft, to address payroll and human resource needs and it presently uses such system in all businesses. Deployment of Peoplesoft was completed in 1997. In 1993, the Company began implementing for all domestic businesses a client-server system, SAP, for core business requirements as a vehicle to obtain certain improvements in the business processes. SAP is currently utilized in a majority of its domestic businesses. Since SAP was also a certified Year 2000 compliant solution, migration plans were adjusted to take advantage of the business benefit while eliminating the cost of remediating old legacy system code. Deployment has been aggressive with all domestic functions and locations transferred to SAP with the exception of the microelectronic chemicals business which is scheduled for March 1999. In the few instances where SAP is not utilized, replacement systems are scheduled for June 1999. Offshore processing systems will continue using existing systems until conversion to SAP during 2000 and beyond. All systems have been examined with Year 2000 upgrades targeted for completion by the second quarter of 1999.

  In the manufacturing segment, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. Fifty-three items which have the potential for causing process shutdowns or unsafe conditions remain to be remediated or replaced in the manufacturing segment. The plan, which takes maximum advantage of "planned outages" in order to minimize the impact on operations, targets completion by May 1999.

  The supply chain segment has seen much activity in terms of assessing vendor Year 2000 preparedness, identifying alternate sources, as well as insertion of certain Year 2000 compliance language in all purchase orders issued. The Company has completed a review of single source and critical suppliers. During 1999, the Company will continue to re-evaluate its suppliers on a periodic basis.

  Personal computers, networks, and PBX's represent the majority of items in the Company's infrastructure segment. The Company has deployed new Pentium Year 2000 compliant equipment in large numbers to support its SAP deployment program and for internal standards compliance. In addition, the Company is currently utilizing software tools to test the entire PC inventory for Year 2000 compliance and this is expected to be completed in the first quarter 1999. The Company's wide area network is already Year 2000 compliant as is most of its PBX's and voice mail systems. The non-compliant equipment is planned to be replaced with compliant versions as leases expire but no later than June 1999.

  The Company believes its Year 2000 initiative is on track to address all significant Year 2000 issues by the middle of 1999, and is supported by the findings of an independent assessment completed in December 1998. The independent assessment does not address the accuracy of the Company's cost estimates. Plans include additional assessments throughout 1999.

  Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations have been formulated. In the area of business systems, management believes that the Company, with most of its operating units already migrated to Year 2000 compliant solutions, has already significantly reduced its potential risk. As added protection, software migration plans to new releases of SAP and Peoplesoft which are planned in 1999, include Year 2000 testing scenarios.

  The Company continues to focus attention to the manufacturing segment. It has deployed several independent initiatives to identify embedded systems, develop comprehensive equipment lists, and obtain vendor certifications of Year 2000 compliance. It has developed plans for further testing with respect to key manufacturing equipment and systems, during periods of scheduled outages.

  The Company will continue to monitor progress against plans in the business systems, manufacturing, infrastructure, and supply chain segments, and take corrective action should slippage occur. The use of vendor-supplied Year 2000 compliant solutions, coupled with substantive pre-testing of key systems and a strong management commitment and oversight are the cornerstone of the Company's Year 2000 program.

  Nonetheless, in the unlikely occurrence of some unforeseen event, divisional emergency teams skilled in each of the disciplines will be formed during the last half of 1999. They will be deployed to assist local personnel in the event of a Year 2000 issue at the turn of the millennium.

  The Company does not expect Year 2000 initiative costs to exceed $10 million over the next 12 months, inclusive of the cost for continued deployment of SAP and related infrastructure.

Cautionary Statement under Federal Securities Laws

  The information contained in this Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the company and its various profit centers operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "projects," "should," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions, lack of moderate growth in the U.S. economy or even a slight recession in 1999; worsening economic conditions in Asia; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, costs or difficulties relating to the establishment of the Company as an independent entity and increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of stability or growth in the semiconductor industry; unfavorable court or jury decisions, the supply/demand balance for the company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rates

  The Company is exposed to interest rate risk primarily from its new Credit Facility which is based upon various floating rates. The facility was utilized to incur the $75 million of debt which was assumed by the Company from Olin and will be utilized by the Company for working capital needs and other corporate uses as deemed appropriate. Based upon the expected levels of borrowings under this facility in 1999, an increase in interest rate of 100 basis points would not have a material adverse affect on the Company's results of operations or cash flows (less than $1.0 million).

Foreign Currency Risk

  The Company operates manufacturing facilities in six countries and sells products in over 60 countries. Approximately 15 percent of the Company's sales are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with these foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can effect the Company's equity investments and its respective share of earnings (losses), the Company's net investment in foreign subsidiaries, translation of the Company's foreign operations for U.S. GAAP reporting purposes and from purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally Belgian franc, Canadian dollar, Irish punt and Japanese yen). It is the Company's policy to hedge approximately 80% of these transactions. All of the currency derivatives expire within one year and are for United States dollar equivalents. The counterparties to the options and contracts are major financial institutions.

  At December 31, 1998, the Company had forward contracts to sell foreign currencies with face values of $5.3 million (fair value of $5.4 million) and forward contracts to buy foreign currencies with face values of $3.1 million (fair value of $3.1 million).

  Holding other variables constant, if there was a 10 percent adverse change in foreign currency exchange rates, the net effect on the Company's cash flows would be a decrease between $1 million -- $2 million, as any increase (decrease) in cash flows resulting from the Company's forward contracts would be offset by an equal increase (decrease) in cash flows on the underlying transaction being hedged.

Item 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Arch Chemicals, Inc.:

  We have audited the accompanying combined balance sheets of Arch Chemicals, Inc. as of December 31, 1998 and 1997, and the related combined statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 1998. These combined financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Stamford, CT
January 26, 1999

                              ARCH CHEMICALS, INC.

                            COMBINED BALANCE SHEETS

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
                                                                     ($ in
                                                                   millions)
                             ASSETS
Current Assets:
  Cash.......................................................... $  7.1  $  9.0
  Receivables, net:
    Trade.......................................................  130.3   147.8
    Other.......................................................   11.4    13.8
  Inventories, net..............................................  139.3   139.1
  Other Current Assets..........................................   25.6    24.4
                                                                 ------  ------
      Total Current Assets......................................  313.7   334.1
Investments & Advances--Affiliated Companies at Equity..........   21.1    21.1
Property, Plant and Equipment, net..............................  331.6   280.4
Goodwill........................................................   34.8    35.2
Other Assets....................................................   20.4    22.4
                                                                 ------  ------
      Total Assets.............................................. $721.6  $693.2
                                                                 ======  ======
                     LIABILITIES AND EQUITY
Current Liabilities:
  Short-Term Borrowings......................................... $  0.9  $  1.4
  Accounts Payable..............................................  106.7   118.2
  Accrued Liabilities...........................................   59.0    63.0
                                                                 ------  ------
      Total Current Liabilities.................................  166.6   182.6
Long-Term Debt..................................................    7.0     5.5
Other Liabilities...............................................   43.5    49.5
                                                                 ------  ------
      Total Liabilities.........................................  217.1   237.6
Commitments & Contingencies
Cumulative Translation Adjustment...............................  (14.5)  (16.2)
Equity..........................................................  519.0   471.8
                                                                 ------  ------
      Total Equity..............................................  504.5   455.6
                                                                 ------  ------
      Total Liabilities and Equity.............................. $721.6  $693.2
                                                                 ======  ======


          See accompanying notes to the combined financial statements

                              ARCH CHEMICALS, INC.

                         COMBINED STATEMENTS OF INCOME

                                                         Years Ended December 31,
                                                        -------------------------
                                                         1998      1997    1996
                                                        -------   ------- -------
                                                        ($ in millions, except
                                                          per share amounts)
Sales.................................................. $ 862.8   $ 929.9 $ 913.5
Operating Expenses:
  Cost of Goods Sold...................................   622.0     676.3   647.8
  Selling and Administration...........................   167.6     153.5   159.0
  Research and Development.............................    16.2      21.1    21.0
                                                        -------   ------- -------
Operating Income.......................................    57.0      79.0    85.7
Equity in Earnings of Affiliated Companies.............     3.4       7.1     7.6
Interest Income, net...................................     0.4       0.1     0.8
                                                        -------   ------- -------
Income Before Taxes....................................    60.8      86.2    94.1
Income Taxes...........................................    20.8      29.9    33.0
                                                        -------   ------- -------
Net Income............................................. $  40.0   $  56.3 $  61.1
                                                        =======   ======= =======
Unaudited Pro Forma Financial Information:
Interest Expense, net.................................. $   6.3   $   6.5 $   5.9
Net Income............................................. $  35.7   $  52.0 $  56.7
Basic Income Per Share................................. $  1.55   $  2.26 $  2.47
Common Stock Outstanding (in millions).................    23.0      23.0    23.0


          See accompanying notes to the combined financial statements

                              ARCH CHEMICALS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                      ($ in millions)
Operating Activities
Net Income...................................... $   40.0  $   56.3  $   61.1
Adjustments to Reconcile Net Income to Net Cash
 and Cash Equivalents Provided (Used) by
 Operating Activities:
  Earnings of Non-consolidated Affiliates.......     (3.4)     (7.1)     (7.6)
  Depreciation..................................     43.1      43.6      40.2
  Amortization of Intangibles...................      4.0       3.8       4.0
  Deferred Taxes................................      2.7      (5.2)      4.3
  Change in Assets and Liabilities Net of
   Purchases and Sales of Businesses:
    Receivables.................................     19.9     (13.7)     (6.5)
    Inventories.................................      0.2     (14.9)    (27.8)
    Other Current Assets........................      1.4       0.7       3.4
    Accounts Payable & Accrued Liabilities......    (14.0)     (8.4)     35.1
    Noncurrent Liabilities......................     (7.1)     17.4     (14.1)
Other Operating Activities......................     (1.6)     11.0      (6.0)
                                                 --------  --------  --------
  Net Operating Activities......................     85.2      83.5      86.1
                                                 --------  --------  --------
Investing Activities
Capital Expenditures............................    (84.3)    (71.0)    (53.2)
Proceeds from Sales of Businesses...............      --       12.0       5.5
Investments and Advances--Affiliated Companies
 at Equity......................................      0.1      (0.2)      1.2
Other Investing Activities......................     (1.1)     (0.2)     (2.9)
                                                 --------  --------  --------
  Net Investing Activities......................    (85.3)    (59.4)    (49.4)
                                                 --------  --------  --------
Financing Activities
Long-Term Debt Borrowings.......................      1.7       --        --
Short-Term Debt Borrowings (Repayments).........     (0.7)     (0.2)      1.7
Transfers To Olin...............................     (2.2)    (21.4)    (38.7)
                                                 --------  --------  --------
  Net Financing Activities......................     (1.2)    (21.6)    (37.0)
                                                 --------  --------  --------
  Effect of Exchange Rate Changes on Cash and
   Cash Equivalents.............................     (0.6)      1.0       --
                                                 --------  --------  --------
  Net Increase (Decrease) in Cash and Cash
   Equivalents..................................     (1.9)      3.5      (0.3)
Cash and Cash Equivalents, Beginning of Year....      9.0       5.5       5.8
                                                 --------  --------  --------
Cash and Cash Equivalents, End of Year.......... $    7.1  $    9.0  $    5.5
                                                 ========  ========  ========

          See accompanying notes to the combined financial statements

                              ARCH CHEMICALS, INC.

                         COMBINED STATEMENTS OF EQUITY

                                                             Cumulative
                                                             Translation
                                                     Equity  Adjustment  Total
                                                     ------  ----------- ------
                                                          ($ in millions)
Balance at January 1, 1996.......................... $414.5    $ (3.1)   $411.4
Net Income..........................................   61.1       --       61.1
Translation Adjustment..............................    --       (4.2)     (4.2)
Comprehensive Income................................    --        --       56.9
Net Intercompany Activity...........................  (38.7)      --     ( 38.7)
                                                     ------    ------    ------
Balance at December 31, 1996........................  436.9      (7.3)    429.6
Net Income..........................................   56.3       --       56.3
Translation Adjustment..............................    --       (8.9)     (8.9)
Comprehensive Income................................    --        --       47.4
Net Intercompany Activity...........................  (21.4)      --      (21.4)
                                                     ------    ------    ------
Balance at December 31, 1997........................  471.8     (16.2)    455.6
Net Income..........................................   40.0       --       40.0
Translation Adjustment..............................    --        1.7       1.7
Comprehensive Income................................    --        --       41.7
Net Intercompany Activity...........................    7.2       --        7.2
                                                     ------    ------    ------
Balance at December 31, 1998........................ $519.0    $(14.5)   $504.5
                                                     ======    ======    ======


          See accompanying notes to the combined financial statements

                             ARCH CHEMICALS, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                     ($ in millions, except share amounts)

Formation of Arch Chemicals, Inc.

  Arch Chemicals, Inc. (the "Company") was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation ("Olin") for the purpose of effecting the distribution of Olin's Specialty Chemical Businesses ("Distribution") to the shareholders of Olin. The Company is a specialty chemicals manufacturer which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and the semiconductor industries. The principal businesses in which the Company competes are microelectronic chemicals, water chemicals and performance chemicals.

  Olin and the Company have entered into a Tax Sharing Agreement providing that Olin will be responsible for the Federal tax liability of the Company for each year that the Company and its subsidiaries were included in Olin's consolidated Federal income tax return, and for state, local and foreign taxes of the Company and its subsidiaries attributable to periods prior to the Distribution, in each case including tax subsequently assessed pursuant to the audit of, or other adjustment to, previously filed tax returns.

  Olin and the Company have entered into a Chlor-Alkali Supply Agreement providing for the supply by Olin of chlorine and caustic soda subsequent to the Distribution. Olin and the Company have also entered into a Charleston Service Agreement pursuant to which the Company and Olin will provide each other with various services at the Charleston, Tennessee plant site.

  Olin and the Company have also entered into other various transition services agreements for such items as information technology services and telecommunications support, facilities, payroll and benefits administration, etc. None of these agreements extends beyond two years subsequent to the Distribution date, and most expire at the end of 1999. The terms of these agreements are consistent with the amounts included in the historical combined financial statements.

Accounting Policies

  The preparation of the combined financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform with the 1998 presentation.

Basis of Presentation

  The Company was a business unit of Olin consisting of the Specialty Chemicals Division. The Company has organized its segments around differences in products and services, which is how the Company manages its business.

  The microelectronic chemicals segment supplies a range of products and services to semiconductor manufacturers and flat panel display manufacturers. These include a variety of high purity acids, bases, oxidizers, etchants, solvents, photoresists, polyimides and ancillary products. The water chemicals segment manufactures and sells chemicals and distributes equipment for the sanitization and recreational use of residential and commercial pool water and the purification of potable water. The performance chemicals segment manufactures and sells a broad range of products with diverse end uses. Performance chemicals are characterized by technology driven product solutions that benefit specific customers and provide manufacturing flexibility. The products include flexible and specialty polyols, glycols and glycol ethers, pyrithione-based and IPBC-based biocides, hydrazine hydrates and propellants and virgin and regenerated sulfuric acid.

  The accompanying combined financial statements, which have been prepared as if the Company had operated as a separate stand-alone entity for all periods presented except as discussed in the following paragraph

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

and, include only those assets, liabilities, revenues and expenses attributable to the Company's operations. The combined financial statements include the accounts of the Company and certain majority-owned subsidiaries of Olin which will become subsidiaries of the Company prior to the Distribution. Intercompany balances and transactions between entities included in these financial statements have been eliminated. Investments in 20-50% owned affiliates of Olin which will become investments of the Company prior to the Distribution are accounted for on the equity method.

  The combined financial statements do not include an allocation of Olin's consolidated debt and interest expense nor do they reflect the $75 of debt assumed by the Company from Olin on February 8, 1999. An assessment of corporate overhead is included in selling and administration expenses with the allocation based on either effort committed or number of employees. Management believes that the allocation methods used to allocate the costs and expenses are reasonable, however, such allocated amounts may or may not necessarily be indicative of what selling and administration expenses would have been if the Company operated independently of Olin. It is anticipated that as a separate public company, administration expenses will increase by approximately $4.0 (unaudited) per year as a result of additional financial reporting requirements, stock transfer fees, directors' fees, insurance and executive compensation and benefits.

Foreign Currency Translation

  Foreign affiliate balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement and cash flow amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are recorded as a component of equity. Where foreign affiliates operate in highly inflationary economies non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the combined statements of income.

Cash and Cash Equivalents

  All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

U.S. Government Contracts

  The Company has entered into a contract with the United States Department of the Air Force to supply hydrazine based propellant. It is a one year contract with four one year renewal options beginning January 1, 1995 and expiring on December 31, 1999. The contract consists of a fixed priced facility usage fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound of product adjusted annually for agreed upon cost escalations. In 1998, 1997 and 1996 the Company's sales include $17.6, $20.2 and $19.3, related to these agreements.

Inventories

Inventories are stated at the lower of cost or net realizable value. Certain inventories are included in a larger pool of Olin inventories valued by the dollar value last-in, first-out (LIFO) method of inventory accounting. The allocation of LIFO reserves is determined by the Company's percentage share of the related inventory pool (based on first-in, first-out). Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)


Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

         Improvements to land.................... 10 to 20 years
         Building and building equipment......... 10 to 25 years
         Machinery and equipment.................  3 to 12 years

  Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Start-up costs are expensed as incurred.

Comprehensive Income

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's other comprehensive income consists solely of the cumulative translation adjustment. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Goodwill and Other Intangibles

  Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized principally over 30 years on a straight-line basis. Accumulated amortization was $21.4 and $19.4 at December 31, 1998 and 1997, respectively. The Company periodically reviews the value of its goodwill to determine if any impairment has occurred. The Company assesses the potential impairment of recorded goodwill and other long-lived assets by comparing the undiscounted value of the related expected future operating cash flows to the net book value of the goodwill. An impairment would be recorded based on the estimated fair value. Other intangibles, which consist primarily of patents, trademarks, and various technology licensing agreements, are amortized on a straight-line basis principally over 3 to 15 years.

Environmental Liabilities and Expenditures

  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

Income Taxes

  Prior to the Distribution, the Company's operations are included in the U.S. federal consolidated tax returns of Olin. The provision for income taxes includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate company basis consistent with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Allocated income taxes payable are reflected herein as being settled with Olin on a current basis. Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)


Derivative Financial Instruments

  The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Belgian franc, Canadian dollar, Irish punt and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1998, the Company had forward contracts to sell foreign currencies with face values of $5.3 (1997- $4.1) and forward contracts to buy foreign currencies with face values of $3.1 (1997-$5.1). The fair market value of these forward contracts to sell was $5.4 and $4.0 at December 31, 1998 and 1997, respectively. The fair market value of the forward contracts to buy were $3.1 and $4.9 at December 31, 1998 and 1997, respectively. At December 31, 1998, the Company had no outstanding option contracts to sell or buy foreign currencies. The counterparties to the contracts and options are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant.

  In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), a transaction is classified as a hedge when the foreign currency is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying transaction. Any realized and unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period and are included in selling and administration in the combined statements of income. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and included in the basis of the underlying transaction. Premiums paid for currency options and gains or losses on forward sales and purchase contracts are not material to operating results.

  Foreign currency exchange gains (losses), net of taxes, were $.7 in 1998, $.5 in 1997 and $(3.3) in 1996.

Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt was determined based on current market rates for debt of the same risk and maturities. The fair values of currency forward and option contracts were estimated based on quoted market prices for contracts with similar terms.

Stock-Based Compensation

  The Company accounts for stock-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." As allowed under SFAS No. 123, the Company has chosen to account for stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this option, compensation cost is recorded when the fair market value of the Company's stock at the date of grant for fixed options exceeds the exercise price of the stock option. Olin's policy was to grant stock options with an exercise price equal to its common stock fair value on the date of grant. Accordingly, there are no charges reflected herein for stock options granted to employees. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of the Company's stock at the date of the award. Prior to the Distribution, certain employees of the Company received

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

restricted stock unit awards under Olin's stock-based compensation plans. The cost associated with the employees participating in these plans is included in the combined statements of income and is not material to operating results. See "Long Term Incentive Plan."

  Pro forma net income was calculated based on the following assumptions as if the Company had recorded compensation expense for the Olin stock options granted to those employees of the Specialty Chemicals business since 1995. The fair value of each Olin option granted during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield of 3.2% in 1998, 2.8% in 1997 and 4.0% in 1996, risk free interest rate of 5.5% in 1998 and 1997 and 6.5% in 1996, expected volatility of 27% in 1998, 21% in 1997 and 22% in 1996 and an expected life of 7 years. Pro forma net income as if the Company had recorded compensation expense for the Olin stock options granted was $39.5, $55.6, and $60.7 in 1998, 1997 and 1996, respectively.

  The pro forma amounts are not necessarily representative of the effects of stock-based awards on future pro forma net income because (1) future grants of employee stock options to Arch management may not be comparable to awards made to employees while Arch was a part of Olin and (2) the assumptions used to compute the fair value of any stock option awards may not be comparable to the Olin assumptions used.

Trade Receivables

  Allowance for doubtful accounts was $6.7 and $5.3 at December 31, 1998 and 1997, respectively. Provision for doubtful accounts charged to operations was $1.4, $1.3 and $0 in 1998, 1997 and 1996, respectively. Bad debt write-offs, net of recoveries, amounted to $0, $.3 and $1.3 in 1998, 1997 and 1996, respectively.

Inventories

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
     Raw materials and supplies................................. $ 55.4  $ 48.2
     Work-in-progress...........................................   14.2    13.1
     Finished goods.............................................  121.7   129.4
                                                                 ------  ------
     Inventories, gross.........................................  191.3   190.7
     LIFO reserves..............................................  (52.0)  (51.6)
                                                                 ------  ------
     Inventories, net........................................... $139.3  $139.1
                                                                 ======  ======

  Inventory valued using the LIFO method comprised 65% of the total inventory at December 31, 1998 and 64% at December 31, 1997. Gross inventory values approximate replacement cost.

Property, Plant and Equipment

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
     Land and improvements to land............................... $ 34.0 $ 31.8
     Building and building equipment.............................  117.7  110.0
     Machinery and equipment.....................................  624.3  576.5
     Leasehold improvements......................................    4.4    4.4
     Construction-in-progress....................................   81.6   57.3
                                                                  ------ ------
     Property, plant and equipment...............................  862.0  780.0
     Less accumulated depreciation...............................  530.4  499.6
                                                                  ------ ------
     Property, plant and equipment, net.......................... $331.6 $280.4
                                                                  ====== ======

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

  Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $31.3, $37.9 and $34.6 in 1998, 1997 and 1996, respectively.

Long-Term Debt

  The financial statements include a $5.5 note floating with LIBOR which is due in monthly installments of $.05 commencing April 1, 1999 through 2009 and a $1.7 note floating with LIBOR which is due on August 28, 2000. The fair value of the Company's long-term debt was $5.1 at December 31, 1998 and $4.4 at December 31, 1997.

Subsequent Events (Unaudited)

  On January 27, 1999, Olin obtained an unsecured $125 revolving five-year credit facility ("Five-year Facility") which expires in January 2004 and an unsecured $125 364-day facility ("364-day Facility"), which expires in January 2000 (collectively the "Credit Facility"). Olin borrowed $75 under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 of debt.

  The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of 50% of net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to, LIBOR plus .325% to 1.00% and Prime. At January 29, 1999, borrowings under the Credit Facility were $75 and the interest rate was 5.525%.

  The following represents the pro forma effects of borrowings assuming $75 was outstanding under the Credit Facility for one full year and that the Company had seasonal weighted average borrowings related to the Water Chemicals Segment of $20 under the Credit Facility at an aggregate effective rate of 7%, inclusive of facility fees and amortization of initial bank fees.

                                                      Years Ended December 31,
                                                      ------------------------
                                                          1998         1997
                                                      ------------ -----------
     Pro forma effect on:
       Increase to Interest Expense.................. $   6.6       $  6.6
       Decrease to Net Income........................     4.3          4.3

  The Pro forma effect on long-term debt would be an increase of $75.0.

  On February 8, 1999 (the "Distribution Date"), Olin, the sole shareholder of the Company, distributed (on a 1-for-2 basis) all the issued and outstanding shares of common stock, (par value $1.00 per share) of the Company, to the shareholders of record of Olin's common stock as of February 1, 1999, upon which the Company became a separate, independent company. The total shares distributed was approximately 22,980,000. The Pro Forma effect of this distribution on equity, inclusive of the $75 debt assumed from Olin, would be a reclassification to common stock of $23.0 and additional paid-in capital of $421.0 and a net reduction in total equity of $75.0.

  Pro forma basic income per share was calculated using the number of common shares that were issued at the Distribution date and assuming that such shares were outstanding for all periods prior to the Distribution date.

  On February 9, 1999, the Company granted to certain employees approximately 968,000 options to purchase common stock at an exercise price of $19.41 (fair market value of the common stock on the grant date). In addition, the Company granted to certain employees approximately 245,000 performance share units. All these

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

grants were made under the Company's 1999 Long Term Incentive Plan. The options vest at the end of a three-year period and are exercisable up to ten years from the date of grant. The performance share units will vest if certain performance measures are met at the end of a three-year performance period and upon vesting are paid out in shares of common stock. Units may be paid out in shares on a basis of up to 1.5 shares for every unit depending on the Company's performance.

Pension Plans and Retirement Benefits

  Virtually all U.S. employees of the Company are participants in one of several Olin pension benefit plans covering employees of other Olin businesses. Costs and expenses include accruals for pensions and postretirement medical and death benefits.

  Following the Distribution, the Company will establish a defined benefit pension plan for Company employees that will provide benefits based on service with Olin and with the Company. The Company will become liable for the payment of all pension plan benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. Olin will transfer assets to the Company's pension plan and the amount of the assets to be transferred will be calculated by multiplying the percentage of the projected benefit obligation of the Company to the total projected benefit obligation of Olin and the Company to the total fair value of assets. If necessary, this amount of assets to be transferred will be adjusted to comply with the asset allocation methodology set forth in Section 4044 of the Employee Retirement Income Security Act of 1974, as amended.

  Olin will remain liable for postretirement medical and death benefits provided to former employees of the Company who retire prior to the Distribution. The Company will adopt a retiree medical and death benefits plan which largely replicates the Olin retiree medical and death benefit program. The Company will become liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. The Olin plan is an unfunded plan, therefore no assets will be transferred. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the portion of the Olin retirement plans, which represents the Company's share and are reflected in the Combined Financial Statements. This disclosure reflects the Company's adoption of SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment to FASB Statements No. 87, 88 and 106."

                              ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

                             Pension Benefits      Post Retirement Benefits
                             -------------------  ----------------------------
                              1998   1997           1998      1997
                             ------  -----        --------  --------
Reconciliation of Projected
 Benefit Obligation:
Projected benefit
 obligation at beginning of
 year......................  $ 81.0  $58.8        $    6.4  $    4.9
Service cost (benefits
 earned during the
 period)...................     5.0    6.1             0.7       0.4
Interest cost on the
 projected benefit
 obligation................     6.6    4.6             0.5       0.4
Plan amendments............     1.8     --              --        --
Actuarial loss.............    12.7   11.5             0.6       0.7
                             ------  -----        --------  --------
Projected benefit
 obligation at end of
 year......................  $107.1  $81.0        $    8.2  $    6.4
                             ======  =====        ========  ========
Reconciliation of Fair
 Value of Plan Assets:
Fair value of plan assets
 at beginning of year......  $ 73.4  $62.6
Actual return on plan
 assets (net of expenses)..    13.6   10.8
                             ------  -----
Fair value of plan assets
 at end of year............  $ 87.0  $73.4
                             ======  =====
Funded Status..............  $(20.1) $(7.6)       $   (8.2) $   (6.4)
Unrecognized net actuarial
 loss/(gain)...............     5.5   (3.0)            1.6       0.9
Unamortized prior service
 cost......................     4.8    5.5            (0.5)     (0.5)
Unrecognized transition
 obligation/(asset)........    (1.0)  (1.6)             --        --
                             ------  -----        --------  --------
Accrued benefit cost.......  $(10.8) $(6.7)       $   (7.1) $   (6.0)
                             ======  =====        ========  ========
                              1998   1997   1996    1998      1997      1996
                             ------  -----  ----  --------  --------  --------
Weighted Average
 Assumptions:
Discount rate..............    7.00%  7.25% 8.00%     7.00%     7.25%     8.00%
Rate of compensation
 increase..................    4.50%  4.50% 4.50%       --        --        --
Long-term rate of return on
 assets....................    9.50%  9.50% 9.50%       --        --        --
Net Periodic Benefit
 Expense:
Service cost (benefits
 earned during the
 period)...................  $  5.0  $ 6.1  $5.8  $    0.7  $    0.4  $    0.5
Interest cost on the
 projected benefit
 obligation................     6.6    4.6   4.2       0.5       0.4       0.3
Expected (return) on plan
 assets....................    (7.0)  (5.8) (5.3)       --        --        --
Amortization of prior
 service cost..............     0.8    0.7   0.7      (0.1)     (0.1)     (0.1)
Amortization of transition
 obligation................    (0.5)  (0.5) (0.5)       --        --        --
Recognized actuarial (gain)
 loss......................     0.1     --    --        --        --        --
                             ------  -----  ----  --------  --------  --------
Net periodic benefit cost..  $  5.0  $ 5.1  $4.9  $    1.1  $    0.7  $    0.7
                             ======  =====  ====  ========  ========  ========

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

  The accumulated benefit obligation relating to the Company's unfunded pension plans was $4.1, as of December 31, 1998 and 1997.

  For measurement purposes, the assumed health care cost trend rate was 6% for HMO plans and 8% for non-HMO plans in 1998, which reduce ratably to 4.5% for the HMO plans and 5% for the non-HMO plans in the years 2003 and 2002, respectively. The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate used would have resulted in a $.1 increase, (decrease), respectively in the aggregate service and interest cost components of expense for the year 1998, and a $.4 increase, (decrease), respectively in the accumulated postretirement benefit obligation at December 31, 1998.

  The Company's foreign subsidiaries maintain pension and other benefit plans which are consistent with statutory practices and are not significant.

Accrued and Other Non-Current Liabilities

  Included in accrued liabilities are the following items:

                                                                     December 31,
                                                                    -------------
                                                                    1998    1997
                                                                    -----   -----
      Deferred income.............................................. $ 9.6   $10.4
      Accrued Compensation.........................................  10.3    11.1
      Other........................................................  39.1    41.5
                                                                    -----   -----
        Total accrued liabilities.................................. $59.0   $63.0
                                                                    =====   =====

  Included in other non-current liabilities are the following items:

                                                                     December 31,
                                                                    -------------
                                                                    1998    1997
                                                                    -----   -----
      Deferred income.............................................. $12.8   $20.9
      Other........................................................  30.7    28.6
                                                                    -----   -----
        Total other non-current liabilities........................ $43.5   $49.5
                                                                    =====   =====

  Deferred income relates primarily to a $30 payment under a three-year supply agreement expiring on December 31, 2000, unless extended, entered into in connection with the sale of the surfactants business to BASF in November 1997. Sales and operating income for the years ending December 31, 1998, and 1997 include $9.5 and $1.6, respectively, related to the amortization of the deferred income under such supply agreement. See "Dispositions."

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

Income Taxes

Components of Pretax Income

                                                      Years Ended December 31,
                                                     ---------------------------
                                                       1998     1997      1996
                                                     -------- --------  --------
     Domestic....................................... $   39.7 $   64.4  $   62.6
     Foreign........................................     21.1     21.8      31.5
                                                     -------- --------  --------
     Pretax income.................................. $   60.8 $   86.2  $   94.1
                                                     ======== ========  ========

Components of Income Tax Expense (Benefit)

     Currently payable:
       Federal...................................... $    7.5 $   20.5  $   12.7
       State........................................      3.0      6.8       4.7
       Foreign......................................      7.6      7.8      11.3
     Deferred.......................................      2.7     (5.2)      4.3
                                                     -------- --------  --------
     Income tax expense............................. $   20.8 $   29.9  $   33.0
                                                     ======== ========  ========

  The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

Effective Tax Rate Reconciliation (Percent)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
     Statutory federal tax rate...................     35.0      35.0      35.0
     Foreign income tax...........................     (6.6)     (3.5)     (1.7)
     State income taxes, net......................      3.6       4.2       2.5
     Goodwill.....................................      1.0        .7        .7
     Equity in net income of affiliates...........     (0.6)     (1.5)     (1.4)
     Other, net...................................      1.8       (.2)       --
                                                   --------  --------  --------
     Effective tax rate...........................     34.2      34.7      35.1
                                                   ========  ========  ========

Components of Deferred Tax Assets and Liabilities

                                                                     December 31,
                                                                    -------------
                                                                    1998    1997
                                                                    -----   -----
     Deferred tax assets:
       Post retirement benefits...................................  $ 7.0   $ 5.3
       Non-deductible reserves....................................   21.9    22.3
       Other miscellaneous items..................................    3.7     4.5
                                                                    -----   -----
         Total deferred tax assets................................   32.6    32.1
                                                                    -----   -----
     Deferred tax liabilities:
       Property, plant and equipment..............................   12.7     8.5
       Other miscellaneous items..................................    1.4     2.4
                                                                    -----   -----
         Total deferred tax liabilities...........................   14.1    10.9
                                                                    -----   -----
     Net deferred tax asset.......................................  $18.5   $21.2
                                                                    =====   =====

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

  Included in Other Current Assets at December 31, 1998 and 1997, respectively, are $19.5 and $17.0 of net current deferred tax assets. Taxable income is expected to be sufficient to recover the net benefit within the period in which these differences are expected to reverse and, therefore, no valuation allowance was established.

  At December 31, 1998, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $65.0. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

Contributing Employee Ownership Plan

  Prior to the Distribution, Company employees participated in the Olin Corporation Contributing Employee Ownership Plan ("Olin CEOP"), which is a defined contribution plan available to essentially all domestic Olin employees and provides a match of employee contributions. The matching contribution allocable to the Company employees has been included in costs and expenses in the accompanying combined statements of income and was $3.6, $3.1, and $2.7 in 1998, 1997 and 1996, respectively. Subsequent to the Distribution, the Olin CEOP was converted into a multiple employer plan in which both Olin and the Company participate.

Long Term Incentive Plan

  At the time of the Distribution, stock options issued by Olin were converted into both an option to purchase Company common stock ("Company Options") and an option to purchase Olin common stock ("New Olin Options") with the same aggregate "intrinsic value" at the time of the Distribution as the old award. The conversion of the options did not result in a charge to earnings as no new measurement date was created. The Company will be responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin will be responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted under the Olin 1980 Stock Option Plan to Olin employees who become Company employees upon the Distribution will terminate upon the earlier of (i) the end of their term or (ii) two years following the Distribution. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan will retain the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan which are not yet vested at the time of the Distribution will continue to vest in accordance with their vesting schedule so long as the optionee remains employed at the Company. As of December 31, 1998, after giving effect to the Distribution, there were 1,556,575 Company options outstanding with a range of option exercise prices per share of $15.68 - $34.88 and a weighted average option exercise price per share of $26.84. Of the outstanding options at December 31, 1998, options covering 833,704 shares were currently exercisable at a weighted average exercise price of $23.70.

  The Company has adopted a long term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. See "Subsequent Events".

Shareholder Rights Plan

  The Company has adopted a Shareholder Rights Plan which is designed to prevent an acquiror from gaining control of the Company without offering a fair price to all shareholders.

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

Segment Information

  The Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

                                                         Years Ended December 31,
                                                         -------------------------
                                                          1998      1997     1996
                                                         ------    ------   ------
Sales:
  Microelectronic Chemicals............................. $227.6    $242.6   $232.9
  Water Chemicals.......................................  290.3     286.9    293.7
  Performance Chemicals.................................  344.9     400.4    386.9
                                                         ------    ------   ------
Total Sales............................................. $862.8    $929.9   $913.5
                                                         ======    ======   ======
Operating Income (Loss), including Equity Income in
 Affiliated Companies:
  Microelectronic Chemicals............................. $ (4.1)   $  9.5   $ 16.9
  Water Chemicals.......................................   13.8      26.5     24.1
  Performance Chemicals.................................   50.7      50.1     52.3
                                                         ------    ------   ------
Total Operating Income, including Equity Income in
 Affiliated Companies................................... $ 60.4    $ 86.1   $ 93.3
                                                         ======    ======   ======
Equity Income in Affiliated Companies
  Microelectronic Chemicals............................. $  0.9    $  4.5   $  4.4
  Water Chemicals.......................................    2.5       2.6      3.2
                                                         ------    ------   ------
Total Equity Income in Affiliated Companies............. $  3.4    $  7.1   $  7.6
                                                         ======    ======   ======
Depreciation Expense:
  Microelectronic Chemicals............................. $ 14.3    $ 13.1   $  8.9
  Water Chemicals.......................................   11.7      10.4     10.1
  Performance Chemicals.................................   17.1      20.1     21.2
                                                         ------    ------   ------
Total Depreciation Expense.............................. $ 43.1    $ 43.6   $ 40.2
                                                         ======    ======   ======
Amortization Expense:
  Microelectronic Chemicals............................. $  3.9    $  3.7   $  4.0
  Water Chemicals.......................................    0.1       0.1       --
                                                         ------    ------   ------
Total Amortization Expense.............................. $  4.0    $  3.8   $  4.0
                                                         ======    ======   ======
Capital Spending:
  Microelectronic Chemicals............................. $ 43.3    $ 39.8   $ 22.2
  Water Chemicals.......................................   10.1      16.2     14.6
  Performance Chemicals.................................   30.9      15.0     16.4
                                                         ------    ------   ------
Total Capital Spending.................................. $ 84.3    $ 71.0   $ 53.2
                                                         ======    ======   ======

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

                                                                 December 31,
                                                                 -------------
                                                                  1998   1997
                                                                 ------ ------
     Total Assets:
       Microelectronic Chemicals................................ $309.6 $286.5
       Water Chemicals..........................................  166.4  182.1
       Performance Chemicals....................................  194.7  171.6
       Other....................................................   50.9   53.0
                                                                 ------ ------
     Total Assets............................................... $721.6 $693.2
                                                                 ====== ======
     Investment & Advances--Affiliated Companies at Equity:
       Microelectronic Chemicals................................ $  9.2 $ 10.0
       Water Chemicals..........................................   11.9   11.1
                                                                 ------ ------
     Total Investment & Advances--Affiliated Companies at
      Equity.................................................... $ 21.1 $ 21.1
                                                                 ====== ======

  Segment operating income includes the equity in the earnings of investees accounted for by the equity method and does not include interest income or interest expense. Segment operating income includes an allocation of corporate charges based on various allocation bases. Segment assets include only those assets which are directly identifiable to a segment and do not include such items as cash, deferred taxes and other assets. Sales by segment substantially represent sales for the three major product lines of the Company.

                                                         Years Ended December 31,
                                                         ------------------------
                                                          1998      1997    1996
                                                         ------    ------  ------
     Sales
     United States...................................... $646.2    $719.8  $690.6
     Foreign............................................  216.6     210.1   222.9
     Transfers between areas:
     United States......................................   57.6      68.9    57.2
     Foreign............................................    1.7       1.9     1.6
     Eliminations.......................................  (59.3)    (70.8)  (58.8)
                                                         ------    ------  ------
       Total Sales...................................... $862.8    $929.9  $913.5
                                                         ======    ======  ======

                                                                  December 31,
                                                                  --------------
                                                                   1998    1997
                                                                  ------  ------
     Total Assets
     United States............................................... $560.1  $503.9
     Foreign.....................................................  243.7   234.1
     Investments.................................................    9.5    10.5
     Eliminations................................................  (91.7) (55.3)
                                                                  ------  ------
       Total Assets.............................................. $721.6  $693.2
                                                                  ======  ======

  Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers (included in United States sales above) were $63.9, $93.6 and $102.4 in 1998, 1997, and 1996, respectively.

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

Dispositions

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 was allocated to the sale of the surfactants business based on the fair value of such business and $30 was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 payment made at the time of signing the agreement plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 payment was recorded as deferred income and is being amortized ratably into operating income over the three-year period. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000.

  During 1996 the Company sold its electrostatics business.

  Supplemental cash flow information on the businesses sold is as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                         1997          1996
                                                     ------------  ------------
     Proceeds....................................... $       12.0           5.5
     Working Capital................................         (9.0)         (5.5)
     Property, Plant and Equipment..................          --           (2.0)
     Other Assets...................................          (.2)          3.0
     Other Liabilities..............................         (2.8)         (1.0)
                                                     ------------  ------------
     Gain on Disposition of Businesses.............. $        --   $        --
                                                     ============  ============

Environmental

  Olin and the Company have entered into an agreement which specifies that the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin will retain the liability for all former plant sites and former waste disposal sites. In 1997, in connection with the sale of the surfactants business, a $2.3 provision was recorded to provide for future environmental spending at the Brandenburg, Kentucky site. The combined balance sheets include liabilities for future environmental expenditures to investigate and remediate known sites amounting to $2.8 and $3.2 at December 31, 1998 and December 31, 1997, respectively, all of which are classified as other noncurrent liabilities.

  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the length of time over which site remediation occurs.

Commitments and Contingencies

  The Company leases certain properties, such as manufacturing, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on

                             ARCH CHEMICALS, INC.

                     ($ in millions, except share amounts)

increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $16.9 in 1998, $17.4 in 1997 and $17.5 in 1996 (sublease income is not significant).

  Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows: $8.9 in 1999; $7.9 in 2000; $6.3 in 2001; $4.4 in 2002; $3.6
in 2003; and $10.9 thereafter.

  There are a variety of non-environmental legal proceedings pending or threatened against the Company. Those matters that are probable have been accrued for in the accompanying financial statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

Related Party Transactions

  Olin sells chlorine and caustic to the Company which is used primarily in the production of calcium hypochlorite. These product purchases aggregated $20.7 in 1998, $22.8 in 1997 and $23.7 in 1996, and are reflected in cost of goods sold in the combined statements of income for the respective periods. Settlement of these intercompany sales occurred at the time of shipments by way of the intercompany account.

  The Company is charged by Olin for the Company's share of expenses of certain centralized activities using various allocation bases. These activities include, but are not limited to, administration of employee benefit programs, tax compliance, management information systems, treasury, legal and general corporate functions. Cumulative charges to the Company for centralized corporate services were $30.6 in 1998, $31.8 in 1997 and $27.7 in 1996.

Quarterly Data (Unaudited)

                                       First  Second   Third  Fourth
1998                                  Quarter Quarter Quarter Quarter   Year
----                                  ------- ------- ------- -------  -------
Sales................................ $220.4  $270.4  $203.6  $168.4   $862.8
Cost of Goods Sold...................  150.1   190.7   152.9   128.3    622.0
Net Income (Loss)....................   16.3    21.1     4.0    (1.4)    40.0
Pro Forma Net Income (Loss)..........   15.0    19.8     3.2    (2.3)    35.7
Pro Forma Basic Income (Loss) Per
 Share...............................    0.65    0.86    0.14   (0.10)    1.55


                                         First  Second   Third  Fourth
1997                                    Quarter Quarter Quarter Quarter  Year
----                                    ------- ------- ------- ------- -------
Sales.................................. $230.2  269.9   $228.0  $201.8  $929.9
Cost of Goods Sold.....................  160.2  194.0    171.6   150.5   676.3
Net Income.............................   17.4   20.3     10.4     8.2    56.3
Pro Forma Net Income...................   16.1   19.0      9.6     7.3    52.0
Pro Forma Basic Income Per Share.......    0.70   0.82     0.42    0.32    2.26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

  The biographical information relating to the Company's Directors is set forth below. These individuals were elected Directors of the Company in February 1999.

                                    CLASS I

                     DIRECTORS WHOSE TERMS EXPIRE IN 2000

  JOHN W. JOHNSTONE, JR., 66, retired in April 1996 as Chairman of the Board of Olin. In 1954, he joined Hooker Chemicals and Plastics Corporation, where he spent 22 years in various sales, marketing and management positions of increasing responsibility, leaving in 1975 to become President of the Airco Alloys division of Airco, Inc. He joined Olin in 1979 as Vice President and General Manager of the Chemicals Group's Industrial Products department. Mr. Johnstone became a corporate Vice President and President of the Chemicals Group in 1980, and an Executive Vice President of Olin in 1983. He was named President of Olin in 1985, Chief Operating Officer in 1986, Chief Executive Officer in 1987 and Chairman of the Board in 1988. He is a graduate of Hartwick College, where he received a BA degree in chemistry and physics and a Doctor of Science (Hon.). He has attended the Harvard Business School's Advanced Management Program. Mr. Johnstone is a trustee of Hartwick College and Research Corporation Technologies, Inc. He is former Chairman of the Soap and Detergent Association and the Chemical Manufacturers Association. He is a director of Phoenix Home Life Mutual Insurance Company, McDermott International, Inc. and Fortune Brands, Inc.

  JACK D. KUEHLER, 66, retired in 1993 as Vice Chairman of the Board of International Business Machines Corporation, a computer manufacturing corporation. He joined IBM in 1958 as an associate engineer in the San Jose Research Laboratory. Over the years, he played a significant management role in many of the corporation's advanced technologies. He served as Director of the Raleigh Communications Laboratory, Director of the San Jose Storage Products Laboratory and President of the Systems Product Division. In 1980, he was elected an IBM Vice President and named President of the General Technology Division. He became a member of the IBM Board in 1986, Executive Vice President in 1987, Vice Chairman and member of the Executive Committee in 1988 and President in 1989. He resumed the title of Vice Chairman in January 1993. He is a member of the National Academy of Engineering, a fellow of the Institute of Electrical and Electronics Engineers and a trustee of Santa Clara University (from which he graduated with a BS degree in mechanical engineering and an MS degree in electrical engineering). He is a director of Aetna Life and Casualty Company, and the Parsons Corporation. Mr. Kuehler holds an honorary doctorate of science from Clarkson University and an honorary doctorate of engineering science from Santa Clara University.

                                   CLASS II

                     DIRECTORS WHOSE TERMS EXPIRE IN 2001

  RICHARD E. CAVANAGH, 52, is President and Chief Executive Officer of The Conference Board, Inc., a leading research and business membership organization. He has held this position since November 1995. Previously, he was Executive Dean of the John F. Kennedy School of Government at Harvard University for eight years. Prior to the position with Harvard, he spent 17 years with McKinsey & Company, Inc., the international management consulting firm, where he led the firm's public issues consulting practice. Mr. Cavanagh is a Trustee of the BlackRock Mutual Funds. He is also a Trustee of Wesleyan University and The Educational Testing Service and a director of Fremont Group and The Guardian Life Insurance Company. He holds a BA degree from Wesleyan University and an MBA degree from the Harvard Business School.

  MICHAEL O. MAGDOL, 61, is Vice Chairman of the Board and Chief Financial Officer of Fiduciary Trust Company International, an independent global investment manager for families and institutions, and has held this position since 1987. Prior to 1987, he was Executive Vice President and a director of J. Henry Schroder Bank. He is Chairman and Director of The Ronald McDonald House of New York, Chairman of the International Committee of the New York State Bankers Association and a Trustee of The Lingnan Foundation. He holds a B.S.E. degree from the University of Pennsylvania.

                                   CLASS III

                     DIRECTORS WHOSE TERMS EXPIRE IN 2002

  MICHAEL E. CAMPBELL, 51, is Chairman of the Board and Chief Executive Officer of the Company. Prior to the Distribution, he was Executive Vice President of Olin and had global management responsibility for all of Olin's businesses. Prior to his election as Executive Vice President, Mr. Campbell served as President of the Microelectronic Materials Division. He joined Olin in 1978 in the Legal Department, later serving in legal and administrative positions of increasing responsibility. In 1987, he was elected Olin's Corporate Vice President, Human Resources. Mr. Campbell is a graduate of the University of New Hampshire and received a J.D. degree from George Washington University. He is also a director of Westvaco Corporation.

  H. WILLIAM LICHTENBERGER, 63, is Chairman and Chief Executive Officer of Praxair, Inc., an industrial gases company, a position he assumed in 1992 when Praxair was spun off from Union Carbide Corporation. In 1986, Mr. Lichtenberger was elected a Vice President of Union Carbide Corporation and was appointed President of the Union Carbide Chemicals and Plastics Company, Inc. He was elected President and Chief Operating Officer and a director of Union Carbide Corporation in 1990. He resigned as an officer and director of Union Carbide Corporation upon Praxair's spin-off. Mr. Lichtenberger is a graduate of the University of Iowa where he majored in chemical engineering and has a masters degree in business administration from the State University of New York, Buffalo. He is a director of Ingersoll-Rand Company. He is on the Advisory Board of Western Connecticut State University, a director of the National Association of Manufacturers and a member of The Business Roundtable. He is a director of the Fairfield County Boy Scouts Advisory Board.

  JOHN P. SCHAEFER, 64, is President of the Research Corporation, a foundation, and Chairman of Research Corporation Technologies, Inc. Previously, he was President of the University of Arizona (1971-1982) and Professor of Chemistry at the University where he had been a member of the faculty since 1960. Before his appointment as President of the University, he served as head of its Department of Chemistry and Dean of its College of Liberal Arts. Dr. Schaefer received his BS degree in chemistry from the Polytechnic Institute of Brooklyn in 1955 and his Ph.D. degree from the University of Illinois in 1958. After postdoctoral studies at the California Institute of Technology, he taught chemistry at the University of California (Berkeley). Dr. Schaefer's research interests have been in the area of synthetic and structural chemistry. He served on the Board of Governors of the U.S.-Israeli Binational Science Foundation (1973-1978). He is a director of Research Corporation and Research Corporation Technologies, Inc.

Executive Officers

  The biographical information of the executive officers of the Company as of March 1, 1999 are noted below.

   Name and Age                                      Office
   ------------                                      ------
   Michael E. Campbell
    (51)...................  Chairman of the Board and Chief Executive Officer
   Leon B. Anziano (56)....  President and Chief Operating Officer
   Mark A. Killian (51)....  Corporate Vice President, Human Resources
   Sarah Y. Kienzle (40)...  Corporate Vice President, Strategic Development
   Louis S. Massimo (41)...  Corporate Vice President and Chief Financial Officer
   Sarah A. O'Connor (39)..  Corporate Vice President, General Counsel and Secretary
   W. Paul Bush (48).......  Vice President and Treasurer
   John E. Culbertson
    (44)...................  Vice President and General Manager, Biocides

   Name and Age                                          Office
   ------------                                          ------
   Paul J. Craney (50)................ Vice President and General Manager,
                                       Urethane Products
   Roderick C. Flint (33)............. Vice President and General Manager,
                                       Hydrazine and Sulfuric Acid
   James P. LaCasse (47).............. Vice President and General Manager,
                                       Photopolymers
   Bruce A. Lipisko (44).............. Vice President and General Manager,
                                       Semiconductor Chemicals and Services
   John J. Margherio (50)............. Vice President, International
   James A. Rushton (49).............. Vice President and General Manager, Water
                                       Services
   Alfred C. Schmidt (53)............. Vice President, Information Technology
   Carl G. Seefried (54).............. Vice President and Chief Technologist
   Steven C. Giuliano (29)............ Controller

  No family relationship exists between any of the above named executive officers or between any of them and any Director of the Company. Such officers were elected or appointed to serve as such, subject to the Bylaws, until their respective successors are chosen.

  Mr. Campbell was elected Chairman of the Board and Chief Executive Officer on February 7, 1999. Prior to the Distribution, he was Executive Vice President of Olin and had global management responsibility for all of Olin's businesses. Prior to his election as an Executive Vice President of Olin, Mr. Campbell served as President of Olin's Microelectronic Materials Division. Prior to that time and since 1987, he served as Olin's Corporate Vice President, Human Resources.

  Mr. Anziano was elected President and Chief Operating Officer on February 7, 1999. Prior to the Distribution and since April 1993, he was a Corporate Vice President of Olin and since April 30, 1998 had the title of President Specialty Chemicals at Olin. Since 1988, he has served Olin in the following management capacities: Group Vice President & General Manager, Industrial Chemicals; Group Vice President & General Manager, Urethanes; and President, Basic Chemicals Division.

  Mr. Killian was elected Corporate Vice President-Human Resources on February 7, 1999. Prior to the Distribution, Mr. Killian served as Director, Human Resources for Olin since his appointment in February 1991.

  Mrs. Kienzle was elected a Corporate Vice President on February 7, 1999. Prior to the Distribution and since September 25, 1997, she was a Corporate Vice President Planning and Development of Olin. Prior to September 1997 and since August 1996, she was a Vice President of SRI Consulting. Since 1994, she was employed as a manager and later a principal of A.T. Kearney, Inc., a consulting firm, and prior to that she held various managerial positions at Amoco Chemical Company.

  Mr. Massimo was elected a Corporate Vice President and Chief Financial Officer on January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, a Corporate Vice President since January 1, 1997. Since November 1994 until April 1996, he had served as Olin's Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

  Ms. O'Connor was elected Corporate Vice President, General Counsel and Secretary on February 7, 1999. She was elected a Vice President of the Company on October 13, 1998 when the Company was a wholly-owned subsidiary of Olin. Prior to the Distribution and since 1995, Ms. O'Connor served as Olin's Director, Planning and Development. Ms. O'Connor became an Associate Counsel in the Olin Corporate Legal Department in 1989 and was promoted to Counsel in 1992 and to Senior Counsel in January 1995.

  Mr. Bush was elected Treasurer on February 7, 1999 and also appointed a Vice President on that date. Prior to the Distribution and since February 1998, Mr. Bush was a consultant to Olin. Prior to February 1998, and since March 1994, he was Vice President, Treasurer and then Vice President, Investments of Johnson & Higgins, an insurance brokerage and benefits consulting firm. Prior to 1994, he held various managerial positions, including Vice President and Treasurer and Vice President, Financial Planning and Analysis for Squibb Corporation.

  Mr. Craney was appointed Vice President and General Manager, Urethane Products on February 7, 1999. Prior to the Distribution and since May 1996, Mr. Craney served as Vice President and General Manager, Urethane Products Chemicals Division, at Olin. Prior to May 1996, he served as Vice President, Business Development and Materials Management Chemicals Division, at Olin.

  Mr. Culbertson was appointed Vice President and General Manager, Biocides on March 1, 1999. He joined the Company on February 25, 1999 and prior to that time he served in various management capacities at Colgate Palmolive, including Director, Strategic Planning-Global (1998-1999), General Manager, Colgate Costa Rica (1995-1998) and Director, Marketing-Latin America (1994-
1995).

  Mr. Flint was appointed Vice President and General Manager, Hydrazine and Sulfuric Acid on February 7, 1999. Prior to the Distribution and since January 1997, Mr. Flint served as General Manager of Hydrazine at Olin. Prior to 1997 and since March 1996, Mr. Flint served as Olin's Manager of Planning and Development for Performance Urethanes. Prior to March 1996 and since February 1995, he served as Olin's International Marketing Manager, Alphatic Diisocyanates. Prior to February 1995 and since January 1994, he served as Olin's Business Evaluator for Performance Urethanes.

  Mr. LaCasse was appointed Vice President and General Manager, Photopolymers on February 7, 1999. Prior to the Distribution and since 1996, Mr. LaCasse served as Vice President and General Manager, Photopolymers at Olin and from 1991 to 1996 as Vice President, Asia-Pacific for both Olin Microelectronic Materials and OCG Microelectronic Materials.

  Mr. Lipisko was appointed Vice President and General Manager, Semiconductor Chemicals and Services on February 7, 1999. Prior to the Distribution, and since 1997, Mr. Lipisko served as Vice President and General Manager, Chemicals and Services for Olin. Prior to 1997 and since 1992, he served as General Manager of the Electronic Chemicals Group of General Chemical.

  Mr. Margherio was appointed Vice President, International on February 7, 1999. Prior to the Distribution and since December 1997, Mr. Margherio served as Olin's Vice President, International. Prior to December 1997 and since February 1996, he served as Vice President and General Manager of Polychrome, a division of Sun Chemical. Prior to February 1996, he served as Olin's General Manager, Urethanes & Hydrazine.

  Mr. Rushton was appointed Vice President and General Manager, Water Services on February 7, 1999. Prior to the Distribution and since 1996, Mr. Rushton served as Director for Aquachlor. Prior to 1996 and since 1988, he served as Director, International Marketing, Pool Chemicals.

  Mr. Schmidt was appointed Vice President, Information Technology on February 7, 1999. Prior to the Distribution, and since 1997, Mr. Schmidt served as Olin's Vice President, Information Technology. Prior to 1997, he was Executive Director, Software and Systems Engineering of Pitney Bowes.

  Dr. Seefried was appointed Vice President and Chief Technologist on February 7, 1999. Prior to the Distribution, Dr. Seefried was Vice President-Technology, Planning and Development at Olin. Prior to that time, he was Vice President-Technology of Olin's Chemicals Division.

  Mr. Giuliano was elected Controller on January 27, 1999. Prior to the Distribution, Mr. Giuliano was an Audit Senior Manager for KPMG LLP, an accounting firm and prior to that and since 1991, he held various positions of increasing responsibility for KPMG LLP, where he had overall responsibility for services provided in connection with audits, Commission filings, private offerings and other services for certain domestic and multinational clients.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 ("1934 Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. During the period January 1, 1998 to December 31, 1998, no Section 16(a) filing requirements were applicable to its officers, directors and greater than ten-percent beneficial owners because the Company was not subject to the 1934 Act.

Item 11. Executive Compensation

Compensation of Executive Officers

  The Company was formed on August 25, 1998. The following table discloses compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered to Olin for the fiscal year ended December 31, 1998.

                          Summary Compensation Table

                                                                              Long Term
                                           1998 Annual Compensation         Compensation
                                       --------------------------------- -------------------
                                                                         Awards(a)  Payouts
                                                                         ---------- --------
                                                                         Securities
Name and Principal Position with Olin                     Other Annual   Underlying   LTIP      All Other
        at December 31, 1998            Salary   Bonus   Compensation(b) Options(c) Payouts  Compensation(d)
-------------------------------------  -------- -------- --------------- ---------- -------- ---------------
Michael E. Campbell......              $425,004 $152,412     $17,619       50,000   $207,140    $ 32,168
 Executive Vice President
Leon B. Anziano..........              $301,668 $ 76,972     $16,163       20,000   $203,733    $125,755
 Vice President and
  President,
 Specialty Chemicals
  Division
Paul J. Craney...........              $196,010 $ 98,926     $   469        7,500   $ 44,769    $ 18,294
 Vice President and
  General
 Manager, Urethane
  Products
Sarah Y. Kienzle.........              $225,000 $ 49,445     $     0       20,000   $      0    $ 60,591
 Vice President,
 Planning and Development
Louis S. Massimo.........              $200,004 $ 53,639     $     0       12,500   $      0    $ 12,214
 Vice President and
  Controller

--------
(a) All Olin awards shown reflect an equitable adjustment made pursuant to the anti-dilution provisions of the plans for a 2-for-1 Olin stock split effective October 30, 1996 and an equitable adjustment made pursuant to such provisions as a result of the spin-off of Primex Technologies, Inc.
(b) Includes dividend equivalents on outstanding performance share units paid at the same rate as dividends paid on Olin Common Stock. Also includes tax gross-ups, if any, paid for imputed income on use of company-provided automobiles, the Olin airplane and an outside personal financial advisor.
(c) The stock options reported are for Olin Common Stock and do not represent options to acquire Company Common Stock. In the event options are exercised and shares of Olin Common Stock are issued prior to the Record Date, the option holder will receive Company Common Stock in the Distribution on the same basis as all other shareholders of record of Olin Common Stock on the Record Date.

(d) Amounts reported in this column for 1998 are comprised of the following items:

                         Olin Contributing Olin Supplemental              Olin Value of Split-
                             Employee        Contributing     Olin Term       Dollar Life
                          Ownership Plan       Employee         Life           Insurance
                           Company Match   Ownership Plan(1) Insurance(2)      Premiums(3)
                         ----------------- ----------------- -----------  --------------------
M. E. Campbell..........      $8,310            $11,756        $1,390           $10,712
L. B. Anziano...........       8,258              6,594         1,390             6,125
P. J. Craney............       7,448              2,116             0             8,730
S. Y. Kienzle...........       3,067              5,563         1,303             1,422
L. S. Massimo...........       5,038              4,613         1,158             1,405

--------
(1) The Olin Supplemental CEOP permits participants in the CEOP to make contributions, and Olin to match the same, in amounts permitted by the CEOP but which would otherwise be in excess of those permitted by certain Internal Revenue Service limitations.
(2) Under Olin's key executive insurance program, additional life insurance is provided and monthly payments are made to the spouse and dependent children of deceased participants.
(3) The amount of the premium shown represents the full dollar amount of the premium Olin paid in 1998 for the whole life insurance and to fund the retiree death benefit. Such amounts also include retroactive premiums which Olin paid to cover a period of time during which some premiums were suspended due to the financial instability of the insurance carrier.

  The figure for Mr. Anziano also includes $103,388 of relocation payments (including tax gross-ups) made under Olin's relocation policy in connection with Mr. Anziano's relocation from Olin's Cleveland, Tennessee office to its Norwalk, Connecticut headquarters. The figure for Mrs. Kienzle also includes $49,236 of relocation payments (including tax gross-ups) made under Olin's relocation policy in connection with her move from Chicago, Illinois to Olin's Norwalk, Connecticut headquarters.

  Option Grants of Olin Common Stock to Company Executives in the Last Fiscal
                                     Year

  The following table sets forth as to the Named Executive Officers information relating to options for Olin Common Stock granted by Olin from January 1, 1998 through December 31, 1998.

                      Individual Grants(a)
-----------------------------------------------------------------
                                      % of
                                      Total
                         Number of   Options
                         Securities  Granted
                         Underlying  to All
                          Options   Employees                        Potential Realizable Value at
                          Granted   in Fiscal Exercise Expiration     Assumed Rates of Stock Price
          Name             (a)(b)     Year    Price(c)    Date     Appreciation for Option Term(d)(e)
          ----           ---------- --------- -------- ---------- ------------------------------------
                                                                   0%        5%              10%
                                                                   --        --              ---
M. E. Campbell..........   50,000       6.0%   $43.13   1/28/08      0 $     1,356,211 $     3,436,906
L. B. Anziano...........   20,000       2.4%   $43.13   1/28/08      0         542,485       1,374,762
P. J. Craney............    7,500       1.0%   $43.13   1/28/08      0         203,432         515,536
S. Y. Kienzle...........   20,000       2.4%   $43.13   1/28/08      0         542,485       1,374,762
L. S. Massimo...........   12,500       1.5%   $43.13   1/28/08      0         339,053         859,226
All Stockholders........      N/A       N/A       N/A       N/A      0   1,245,622,105   3,156,650,978
All Optionees...........  835,700     100.0%   $43.05        (f)     0      22,734,571      57,511,296

--------
(a) Options were awarded to the Named Executive Officers on January 29, 1998. One-third of the grant becomes exercisable on each January 28 beginning in 1999.
(b) Under Olin's 1996 Stock Option Plan, the Compensation Committee of Olin's Board of Directors, in its discretion, may grant stock appreciation rights ("SAR's") to optionees. To date, no such SAR's for Olin stock have been granted. Each such right will relate to and have the same terms and conditions, including restrictions, as a specific option granted, together with such additional terms and conditions as the Compensation Committee may prescribe.

(c) The exercise price of the options reflects the fair market value of Olin Common Stock on the date of grant.
(d) No gain to the optionees is possible without appreciation in the stock price which will benefit all shareholders commensurately. The dollar amounts under these columns are the result of calculations at the 5% and 10% assumption rates set by the Commission and therefore are not intended to forecast possible future appreciation of Olin's stock price or to establish any present value of the options.
(e) Realizable values are computed based on the number of options which were granted in 1998 and which were still outstanding at year-end.
(f) The expiration dates of options granted during fiscal 1998 are January 28, 2008, May 1, 2008 and September 24, 2008.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

  The following table sets forth as to the Named Executive Officers information regarding options to purchase Olin Common Stock exercised during 1998 and the value of in-the-money outstanding options to purchase Olin Common Stock at the end of 1998.

                                                Number of Securities       Aggregate Value of
                                               Underlying Unexercised   Unexercised, In-the-Money
                           Shares                Options at 12/31/98     Options at 12/31/98(a)
                          Acquired    Value   ------------------------- -------------------------
Name                     on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- -------- ----------- ------------- ----------- -------------
M. E. Campbell..........    4,289    $95,473    88,446       90,325      $133,078        $ 0
L. B. Anziano...........        0          0    44,643       40,163        38,952          0
P. J. Craney............        0          0    15,628       15,565        11,652          0
S. Y. Kienzle...........        0          0     3,334       26,666             0          0
L. S. Massimo...........        0          0    11,477       23,238             0          0

--------
(a) Value was computed as the difference between the exercise price and the $28.3125 per share closing price of Olin Common Stock on December 31, 1998, as reported on the consolidated transaction reporting system of the NYSE.

Executive Agreements

  Each of the Named Executive Officers has an agreement with the Company which provides, among other things, that in the event of a covered termination of employment (which could include, among other things, termination of employment by the Company (other than for cause) and termination at the election of the individual to leave the Company under certain circumstances), the individual will receive a lump sum severance payment from the Company equal to 12 months' base pay plus the greater of (a) the average incentive compensation award paid from the Company during the three years preceding the termination or (b) the then standard annual incentive compensation award, less any amounts payable under existing severance or disability plans of the Company. In the event that a "Change in Control" of the Company occurs, and there is a covered termination, the individual will receive three times the severance payment. Pension credit and insurance coverage would be afforded for the period reflected in the severance payment, and in certain cases, insurance coverage will be extended beyond such period. The agreements also provide for certain outplacement services. A "Change in Control" would occur if the Company ceases to be publicly owned; 20% or more of its voting stock is acquired by others (other than the Company, a Subsidiary or a Company employee benefit plan); the incumbent Directors and their designated successors cease over a two-year period to constitute a majority of the Board; all or substantially all of the Company's business is disposed of in a transaction in which the Company is not the surviving corporation or the Company combines with another company and is the surviving corporation (unless the Company's shareholders following the transaction own more than 50% of the voting stock or other ownership interest of the surviving entity or combined company); or the shareholders of the Company approve a sale of all or substantially all the Company's assets or a liquidation or dissolution of the Company. Each agreement provides that the individual agrees to remain in the Company's employ for six months after a "Potential Change in Control" of the Company has occurred. The agreements provide that payments made thereunder or under any change in control provision of the Company's compensation or benefit plan which are subject to "excess parachute payment" tax will be increased so that the individual will receive a net payment equal to that which would have been received if such tax did not apply. Certain of the Company's benefit and compensation plans, including its annual incentive bonus plan, also contain "change-in-control" provisions.

Adjustment to Prior Olin Equity-Based Benefits

  At the time of the Distribution, options to purchase Olin stock ("Olin Option") were converted into both an option to purchase Company Common Stock ("Company Option") and an option to purchase Olin Common Stock ("New Olin Option") with adjustments designed to preserve the "intrinsic value" at the time of the Distribution as the old award. The Company will be responsible for delivering shares of Company Common Stock upon exercise of Company Options, and Olin will be responsible for the delivery of shares of Olin Common Stock upon exercise of New Olin Options. Options granted under the Olin 1980 Stock Option Plan to Olin employees who became Company employees upon the Distribution will terminate upon the earlier of (i) the end of their term or
(ii) two years following the Distribution. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan will expire at the end of the original term of the option rather than terminate when the employee ceases to be an Olin employee. Options granted to such employees under the Olin 1996 Stock Option Plan which are not yet vested at the time of the Distribution will continue to vest in accordance with their respective vesting schedules so long as the optionee remains employed at the Company.

  In connection with the Distribution, holders of outstanding Olin restricted stock unit awards received restrictive stock units of the Company in the same ratio as the Distribution Ratio bears to the Olin restricted stock units held, however, Olin restricted stock units held by employees of the Company were amended and will no longer be paid out in Olin Common Stock but instead will be paid out in cash. Deferred Olin phantom stock accounts, including Olin director accounts, were credited with Company phantom stock also in the same proportion as the Distribution Ratio bears to phantom stock held in the accounts. Olin phantom stock accounts for such employees and directors of the Company are also paid out in cash when distributed.

Retirement Benefits

  Following the Distribution, the Company established a tax-qualified, defined benefit pension plan for Company employees ("Tax Qualified Pension Plan") that provides benefits based on service with Olin and with the Company. The Company will become liable for the payment of all pension plan benefits accrued by Company employees prior to and following the Distribution who cease to be Company employees after the Distribution. Olin will transfer assets to the Company's pension plan and the amount of the assets will be equal to the Company's proportionate share of the assets (based on an allocation of assets used to fund projected benefit obligations), provided that in any event the amount transferred will comply with Section 414(l) of the Code using the asset allocation methodology set forth in Section 4044 of the Employee Retirement Income Security Act of 1974, as amended.

  The Tax Qualified Pension Plan, together with a supplementary plan (collectively, the "Company Pension Plan"), provide for fixed benefits upon retirement. The normal retirement age is 65, but early retirement is available after attainment of age 55 with at least 10 years of service at a reduced percentage of the normal retirement allowance (100% is payable if early retirement is at age 62). Directors who are not also employees of the Company are not eligible to participate in the Company Pension Plan. The Tax Qualified Pension Plan is a tax-qualified plan, and benefits are payable only with respect to non-deferred compensation. Under one of the supplementary plans mentioned above, the Company pays a supplemental pension, based on the formula described below, on deferred compensation (including deferred incentive compensation). Under the supplementary plan, the Company will pay employees affected by the limitations imposed by the Internal Revenue Code on qualified plans a supplemental pension in an annual amount equal to the reduction in pensions resulting from such limitations.

  "Compensation" for purposes of the Company Pension Plan represents average cash compensation per year (salary and bonus shown in the summary compensation table under Compensation of Executive Officers in this

Item 11), including deferred compensation, received for the highest three years during the ten years up to and including the year in which an employee retires, including compensation with Olin. The normal retirement allowance is 1.5% of "Compensation" as so defined multiplied by the number of years of benefit service, less an amount of the employee's primary Social Security benefit not to exceed 50% of such Social Security benefit. Years of benefit service shall also include benefit service with Olin.

  Under the Company's Senior Executive Pension Plan (the "Senior Plan"), which is a second nonqualified pension plan, the Company pays retirement benefits to certain senior executives upon their retirement after age 55, which benefits are reduced if retirement is prior to age 62. Under the Senior Plan, the maximum benefit will be 50% of "Compensation" (as defined above), less payments from the Company Pension Plan, any other Olin or Company pension, pension benefits from other employers, and certain Social Security benefits. Subject to the above limitations, benefits under the Senior Plan will accrue at the rate of 3% for each year of service that a senior executive is eligible to participate in the Senior Plan and in all cases are reduced by payments under the Pension Plan which accrued during the period the employee was in the Senior Plan and 50% of the employee's primary Social Security benefit. The Senior Plan also provides benefits to the executive's surviving spouse equal to 50% of the executive's benefits. Payment of benefits under the Senior Plan is not automatic, notwithstanding satisfaction of its service requirements, but is subject to plan provisions regarding suspension of benefit accruals and cessation of benefits. The Senior Plan and the other supplementary plans provides that unless the participant elects installment payments, the participant will receive benefits under these plans in a lump sum upon retirement if the lump sum would exceed $100,000. The Compensation Committee may remove a participant from the Senior Plan for cause as defined in such plan, and no payments will be made if the participant voluntarily terminates employment without the committee's consent.

  The Tax Qualified Pension Plan provides that if, within three years following a "Change in Control" of the Company, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or other event thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus.

  Each of the Senior Plan and the supplementary plan mentioned above provides that in the event of a "Change in Control", the Company will pay each participant a lump-sum amount sufficient to purchase an annuity which (together with any monthly payment provided under trust arrangements or other annuities established or purchased by the Company to make payments under such plan) will provide the participant with the same monthly after-tax benefit as the participant would have received under the plan, based on benefits accrued thereunder to the date of the "Change in Control." The agreements described under "Executive Agreements" below provide that an executive officer who is less than age 55 at the time of a "Change in Control" will, for purposes of calculating the above lump-sum payment under the Senior Plan, be treated as if he had retired at age 55, with the lump-sum payment being calculated on the basis of service to the date of the "Change in Control."

  The following table shows the maximum combined amounts payable annually on normal retirement under the Company Pension Plan and Senior Plan. Such amounts will be reduced by Social Security benefits and the other offsets described above.

                              Pension Plan Table

                                         Years of Service
                  --------------------------------------------------------------
   Remuneration   10 Years 15 years 20 Years 25 Years 30 Years 35 Years 40 Years
   ------------   -------- -------- -------- -------- -------- -------- --------
            $
      200,000     $ 60,000 $ 90,000 $100,000 $100,000 $100,000 $105,000 $120,000
      300,000       90,000  135,000  150,000  150,000  150,000  157,500  180,000
      400,000      120,000  180,000  200,000  200,000  200,000  210,000  240,000
      500,000      150,000  225,000  250,000  250,000  250,000  262,500  300,000
      600,000      180,000  270,000  300,000  300,000  300,000  315,000  360,000
      700,000      210,000  315,000  350,000  350,000  350,000  367,500  420,000
      800,000      240,000  360,000  400,000  400,000  400,000  420,000  480,000

  Credited years of service for the Named Executive Officers as of December 31, 1998 are as follows: Mr. Campbell, 20.6 years (11.3 years under the Senior
Plan); Mr. Anziano, 25.1 years (11.0 years under the Senior Plan), Mr. Craney,
28.5 years (0 years under the Senior Plan), Ms. Kienzle, 1.4 years (1.4 years under the Senior Plan), and Mr. Massimo, 4.1 years (1.1 years under the Senior
Plan).

  The Company will be the "successor employer" under the union contracts covering employees at its unionized sites. These contracts require the Company essentially to replicate the benefits provided to covered employees by Olin prior to the Distribution. The Tax Qualified Pension Plan will also provide for the benefits accrued under these union contracts for union employees who become employees of the Company at the time of the Distribution. Service credited under Olin's pension plan for these unionized employees will be recognized for the purpose of calculating benefits and for qualifying for vesting and early retirement benefits under the terms of the Tax Qualified Pension Plan.

  Following the Distribution, the Company became liable for payment of benefits accrued for employees of the Company under any Olin non-qualified pension plans as of the Distribution. Such benefits will not be paid until the participant retires from the Company.

Deferrals

  Under the Company's Employee Deferral Plan, all participants therein may defer payment of salaries, bonuses and other incentive compensation to cash and phantom stock accounts.

Compensation of Directors

  Each nonemployee member of the Board will receive an annual retainer as determined by the Board, all or part of which may be paid or credited in the form of shares of Company Common Stock as provided in the 1999 Stock Plan for Nonemployee Directors (the "Directors Plan") at the election of the Board. In addition, the Directors receive a fee as determined by the Board for each meeting of the Board and for each meeting of a committee of the Board attended, together with expenses incurred in the performance of his or her duties as a director. Each director who serves as the chair of a Board committee may also receive an additional annual meeting fee as determined by the Board. For 1999, the annual retainer is $30,000, the meeting fee is $1,500 and the committee chair fee is $5,000. No Board fees were paid in 1998.

  Generally speaking, the Directors Plan (i) provides for the granting annually, at the election of the Board, of a number of shares of Company Common Stock, options to purchase shares of Company Common Stock, performance shares or a combination of the foregoing (as determined by the Board following the Distribution) to each nonemployee director and, in the case of a grant of shares of Company Common Stock, the deferral of the payment of such shares until after such director ceases to be a member of the Board, (ii) permits the Board to determine if all or part of the annual retainer shall be paid in shares of Common Stock, (iii) permits such director, subject to the approval of the Board, to elect to receive his or her quarterly meeting fees in the form of shares of Company Common Stock in lieu of cash,
(iv) permits such director, subject to the approval of the Board, to elect to receive in the form of shares of Company Common Stock the amount by which the annual retainer exceeds the amount payable in shares of Company Common Stock ("Excess Retainer") in lieu of cash for such excess and (v) permits such director, subject to the approval of the Board, to elect to defer any meeting fees and Excess Retainer paid in cash and any shares to be delivered under the Directors Plan. Interest on deferred cash and dividends on deferred shares are paid to the Non-employee Director unless the director, subject to the approval of the Board, elects to defer such amounts in which case interest is credited quarterly and dividend equivalents are reinvested in phantom shares of Company Common Stock on the dividend payment date. Deferred shares are paid out in shares of Company Common Stock. Performance shares vest and are paid out, unless deferred by the director, upon the satisfaction of performance goals established by the Compensation Committee. Deferred accounts under the Directors Plan are paid out if there is a "Change in Control" as defined in such plan. Existing accounts under The Olin Corporation 1997 Stock Plan for Non-employee Directors (including Olin phantom shares) held for the benefit of individuals who become non-employee directors of the Company were transferred to the Directors Plan.

  Directors who are not officers or employees of the Company or one of its subsidiaries are covered while on Company business under the Company's business travel accident insurance policy which covers employees of the Company generally.

Item 12. Security Ownership of Certain Beneficial Owners and Management

By Directors and Executive Officers

  All of the outstanding shares of Company Common Stock were prior to the Distribution held beneficially and of record by Olin. The following table sets forth information concerning shares of Company Common Stock beneficially owned after the Distribution on February 8, 1999 by (i) each person who was a director of the Company at the time of the Distribution, (ii) each of the Named Executive Officers of the Company and (iii) all persons who were directors and executive officers of the Company at the time of the Distribution as a group. The percentage ownership of Company Common Stock of each person named below is calculated based on the number of shares of Company Common Stock outstanding as of February 8, 1999. Unless otherwise indicated in the footnotes below, each person or entity has sole voting and investment power with respect to the shares of Company Common Stock set forth opposite such person's or entity's name. Also included in the figures are shares of Company Common Stock which may be acquired within 60 days through the exercise of employee stock options, if any.

                                                      No. of Shares
                                                      Beneficially  Percent of
      Name of Beneficial Owner                          Owned(a,b)   Class(c)
      ------------------------                        ------------- ----------
      Richard E. Cavanagh............................      3,238        --
      John W. Johnstone, Jr..........................    176,477        --
      Jack D. Kuehler................................      7,097        --
      H. William Lichtenberger.......................      5,699        --
      John P. Schaefer...............................      9,449        --
      Michael E. Campbell............................     81,450        --
      Leon B. Anziano................................     43,765        --
      Paul J. Craney.................................     15,773        --
      Sarah Y. Kienzle...............................      5,660        --
      Louis S. Massimo...............................     11,985        --
      Directors and executive officers as a group,
       including those named above (23 persons)......    415,425       1.7%

--------
(a) Included in this table with respect to officers are shares credited under the Olin CEOP. Also included in the case of the incumbent directors are certain shares of Company Common Stock credited to a deferred account for such directors pursuant to the arrangements described above under "Compensation of Directors" in the amounts of 3,115 for Mr. Cavanagh; 1,394 for Mr. Johnstone; 7,096 for Mr. Kuehler; 5,499 for Mr. Lichtenberger; and 5,259 for Mr. Schaefer. Such shares so credited to these directors have no voting power.
(b) The amounts shown include shares that may be acquired within 60 days following February 8, 1999 through the exercise of stock options, as follows: Mr. Johnstone, 119,302; Mr. Campbell, 67,725; Mr. Anziano, 33,240; Mr. Craney, 12,099; Ms. Kienzle, 5,002; Mr. Massimo, 11,526; and
    all directors and executive officers as a group, including the named individuals, 288,629.
(c) Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding shares of Company Common Stock.

By Others

  The following table sets forth information concerning shares of the Company Common Stock beneficially owned by Franklin Mutual Advisers, Inc. ("FMAI") after the Distribution on February 8, 1999 and projected to be beneficially owned after the Distribution on February 8, 1999 by each other person or entity known by the Company to own more than 5% of the outstanding Common Stock of Olin. The figures reflect the distribution ratio of one share of Company Common stock for every two shares of Olin Common Stock. The projections are based on the number of shares of Olin Common Stock owned by such other person or entity at December 31, 1998. The percentage of ownership of Company Common Stock of each entity named below is calculated based on the number of shares of Olin Common Stock outstanding as of December 31, 1998, except in the case of FMAI, where it is based on the number of shares of Company Common Stock outstanding as of February 8, 1999. Unless otherwise indicated in the footnotes below, each person or entity has sole voting and investment power with respect to the shares of Company Common Stock set forth opposite such person's or entity's name.

                                                            Amount and
                                                             Nature of   Percent
                                                            Beneficial     of
      Name and Address of Beneficial Owner                   Ownership    Class
      ------------------------------------                  -----------  -------
      Franklin Mutual Advisers, Inc........................ 2,732,214(a)  11.9
       777 Mariners Island Boulevard
       San Mateo, CA 94404
      Scudder, Kemper Investments, Inc..................... 1,980,403(b)   8.6
       345 Park Avenue
       New York, NY 10154
      FMR Corp............................................. 1,689,000(c)   7.3
       82 Devonshire Street
       Boston, MA 02109
      T. Rowe Price Associates, Inc........................ 1,348,600(d)   5.9
       100 East Pratt Street
       Baltimore, MD 21202

--------
(a) Franklin Mutual Advisers, Inc. ("FMAI"), a direct subsidiary of Franklin Resources, Inc., has advised the Company in a Schedule 13G that the shares are owned by one or more open or closed-end investment companies or other managed accounts which are advised by FMAI and such advisory contracts grant to FMAI all voting and investment power over such shares. It also reports that FMAI has sole power to vote and sole dispositive power with respect to such shares.
(b) Scudder, Kemper Investments, Inc., a registered investment adviser ("Scudder"), has advised Olin in an amended Schedule 13G filing that it has sole dispositive power with respect to the shares, has sole power to vote with respect to 456,253 shares, and shared power to vote with respect to 1,417,850 shares. Scudder disclaims beneficial ownership of all the shares.
(c) Olin has been advised in an amended Schedule 13G filing as follows with respect to these shares: Fidelity Management & Research Company
    ("Fidelity") and Fidelity Management Trust Company ("FMTC") beneficially own 1,495,700 and 193,300 shares, respectively. Both are subsidiaries of FMR Corp. ("FMR"). Edward C. Johnson 3rd ("Johnson"), who is the Chairman of FMR, FMR, through its control of Fidelity, and its Funds each has sole dispositive power with respect to the 1,495,700 shares owned by the Funds. Neither Johnson nor FMR has sole voting power with respect to the shares owned by the Funds, which power rests with the Funds' Board of Trustees. Johnson and FMR, through its control of FMTC, each has sole dispositive power over 193,300 shares, sole voting power over 150,300 shares and no voting power with respect to 43,000 of the shares.
(d) T. Rowe Price Associates, Inc., a registered investment adviser, has advised Olin in a Schedule 13G filing that it has sole dispositive power with respect to such shares and sole voting power with respect to 264,900 shares of such shares. T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities.

Item 13. Certain Relationships and Related Transactions

  In connection with the Distribution, the Company and Olin entered into certain agreements for the purpose of giving effect to the Distribution, governing their relationship subsequent to the Distribution, including the operation and maintenance of certain facilities at shared plant sites, and providing for the allocation of employee benefits, tax and certain other liabilities and obligations arising from periods prior to the Distribution. The principal agreements are described below. While the agreements contain terms which are thought to be comparable to those which would have been reached in arms-length negotiations with unaffiliated parties, these agreements were reached while the Company was wholly owned by Olin and therefore are not the result of arm's-length negotiations between independent parties.

Distribution Agreement

  Olin and the Company entered into a Distribution Agreement providing for, among other things, certain corporate transactions required to effect the Distribution and other arrangements between Olin and the Company subsequent to the Distribution.

  The Distribution Agreement provides for the transfer by Olin to the Company of the assets and business entities comprising the Specialty Chemical Businesses and the assumption of liabilities and cross indemnities designed to place with the Company responsibility for liabilities of the Specialty Chemical Businesses and with Olin responsibility for liabilities of the Retained Businesses and prior discontinued businesses of Olin. The assets of the Specialty Chemical Businesses were transferred to the Company on an "as is, where is" basis and no representations were made by Olin with respect thereto. The Distribution Agreement also provides that prior to the Distribution, the Company will assume $75 million of indebtedness expected to be incurred by Olin pursuant to the Credit Facility. The Distribution Agreement also provides for the allocation of coverage between the Company and Olin under existing insurance policies after the Distribution and sets forth procedures for the administration of insured claims.

  The Distribution Agreement also provides that, subject to certain exceptions, the Company and Olin have each agreed to assume and indemnify and hold the other harmless from and against, all damages, losses, liabilities, fines, penalties, costs and expenses arising out of or associated with the business, conduct, operations, assets, properties or status of the Company or Olin, respectively, prior to, on or after the Distribution. The Distribution Agreement further provides that the Company will assume, and indemnify and hold Olin harmless from, certain liabilities in connection with the removal, remediation or control of environmental conditions at the Company's current facilities and at certain off-site locations.

  The Distribution Agreement provides that Olin and the Company each will be granted access to certain records and information in the possession of the other. The Distribution Agreement provides that, in general, except as otherwise set forth therein or in any related agreement, all costs and expenses incurred in connection with the Distribution will be paid by Olin.

Charleston Services Agreement

  As part of the Distribution, Olin's Charleston, Tennessee plant site which contains several manufacturing facilities was divided between Olin and the Company. As a result, the Company and Olin entered into a Charleston Services Agreement pursuant to which the Company and Olin will provide each other with services in connection with the continued operations at this site. The services to be provided include environmental services, water treatment services, steam power, administrative services regarding the plant site, and raw material storage. Some of the services are being provided for a transitional period. The fees for the services vary by service but generally are at cost.

Chlor-Alkali Supply Agreement

  Olin and the Company entered into a supply agreement whereby Olin agreed to supply the Company with chlorine and caustic soda for the Company's plants. Under the terms of the agreement, Olin will supply all of the Company's requirements for chlorine and caustic soda for a five-year period ending in 2003, with extensions unless canceled on two years' prior notice by either party. Purchases of electrochemical units (ECUs) of chlorine and caustic soda will be at a fixed price which approximates the current market price. Excess chlorine purchases will be at Olin's then lowest price for comparable volumes of chlorine sold to third parties.

Covenant Not To Compete Agreement

  The Company and Olin entered into a Covenant Not to Compete Agreement ("Covenant Not to Compete Agreement") which generally provides that for a period of five years after the Distribution Date (i) Olin shall not, with certain limited exceptions, directly or indirectly manufacture, sell, market or distribute products or product-related services that are the same as or substantially similar to those which the Specialty Chemical Businesses are manufacturing, selling, marketing or distributing at the time of the Distribution and (ii) the Company shall not, with certain limited exceptions, directly or indirectly manufacture, sell, market or distribute products or product-related services that are the same as or substantially similar to those which Olin's Retained Businesses are manufacturing, selling, marketing or distributing at the time of the Distribution. The Covenant Not to Compete Agreement also provides that, for a period of two years after the Distribution Date, neither Olin nor the Company shall solicit, recruit, hire or induce to leave any of the other's employees, subject to certain limited exceptions.

Employee Benefits Allocation Agreement

  Olin and the Company entered into an employee benefits and compensation allocation agreement (the "Employee Benefits Allocation Agreement") which sets forth the manner in which assets and liabilities under employee benefit plans and other employment-related liabilities will be divided between them. In general, the Company will be responsible for compensation and employee benefits relating to its employees but not persons who became former employees of the Specialty Chemical Businesses prior to the Distribution. The Company will receive no assets under employee benefit plans except as provided below. Certain liabilities relating to former employees of the Company will be retained by Olin (along with any corresponding assets), including liabilities and assets for defined benefit pension plan benefits accrued by employees of the Specialty Chemical Businesses who ceased to be Olin employees prior to the Distribution, liabilities and assets under the Olin Corporation Contributing Employee Ownership Plan and the corresponding supplemental executive plan for such former employees and unfunded deferred compensation liabilities for such persons. The Company intends to establish its own pension plan and related trust for its employees and will assume the pension liabilities for these persons from Olin. Olin will transfer assets from its tax-qualified pension plan trust to the Company's pension trust relating to the Company's employees who were previously participants in Olin's tax-qualified pension plan. Olin's obligations relating to nonqualified, unfunded pension liabilities for Company employees who were prior employees of Olin will also be assumed by the Company. However, since these are unfunded obligations, no assets will be transferred from Olin to the Company with respect to these obligations.

  The Company further intends to establish its own long-term disability plan and related trust for its employees. The Company will assume the liability for long-term disability benefits for employees of the Company and for former employees of Olin who were employed in the Specialty Chemical Businesses. Olin will transfer a proportionate amount of assets from its tax qualified Voluntary Employee Benefit Association Trust ("VEBA") based on an equitable allocation.

  The Employee Benefits Allocation Agreement also provides for the treatment of outstanding employee stock options to purchase Olin Common Stock ("Olin Options"). At the time of the Distribution, for Company employees, Olin Options were converted into adjusted New Olin Options and Company Options, with adjustments to preserve the "intrinsic value" inherent in the Olin Options immediately prior to the Distribution. Options (including Olin Options) held by Company employees will be provided under the Company's 1999 Long Term Incentive Plan. The Company will be responsible for delivering shares of Company Common Stock upon exercise of Company Options, and Olin will be responsible for the delivery of shares of Olin Common Stock upon exercise of New Olin Options. The holders of restricted stock units of Olin Common Stock ("Olin Restricted Units") (whether employed by the Company or Olin after the Distribution) will be entitled to receive a distribution of units of Company Common Stock ("Company Restricted Units") in the same proportion as the Distribution Ratio with respect to their Olin Restricted Units, and the Company Restricted Units so distributed and representing shares of Company Common Stock will generally be subject to the same restrictions as the Olin Restricted Units.

Intellectual Property Transfer and License Agreement

  The Company and Olin entered into an intellectual property transfer and license agreement (the "Intellectual Property Transfer and License Agreement"), which provides for the transfer by Olin to the Company of certain intellectual property and proprietary technology and certain trademarks relating to the Company's businesses. The Intellectual Property Transfer and License Agreement provides for the grant of licenses by the Company to Olin to use such transferred intellectual property and technology in certain of Olin's retained businesses following the Distribution and for the granting of licenses between Olin and the Company relating to the use of certain intellectual property and technology.

Information Technology Services Agreement

  The Company and Olin entered into an information technologies services agreement (the "Information Technology Services Agreement") pursuant to which the Company will provide Olin after the Distribution Date with certain computer and communication services previously provided by Olin prior to the Distribution. These services include data center services, computer software and hardware technical support and network operations support. The agreement will have an initial term of two years with limited exceptions for certain services, related to third party contracts, which will extend beyond two years. Services are to be provided on a cost allocation basis.

Sublease

  The Company and Olin entered into a Sublease whereby the Company subleases office space from Olin at Olin's Norwalk, Connecticut headquarters on substantially the same terms as Olin's lease with its landlord.

Tax Sharing Agreement

  The Company and Olin entered into a Tax Sharing Agreement ("Tax Sharing Agreement") providing that Olin will be responsible for the Federal tax liability of the Company for each year that the Company was included in Olin's consolidated Federal income tax return, and for state, local and foreign taxes of the Company attributable to periods prior to the Distribution, in each case including tax subsequently assessed pursuant to the audit of, or other adjustment to, previously filed tax returns. The Tax Sharing Agreement also provides that the Company and Olin will each bear 50% of any corporate level tax arising on the Distribution, except that the

Company or Olin, as the case may be, will be obligated to indemnify the other party on an after-tax basis for 100% of such corporate level tax if such tax is primarily attributable to (i) actions of the Company or Olin after the Distribution (including any cessation, transfer to affiliates or disposition of its active trades or businesses, and certain reacquisitions of its stock and payments of extraordinary dividends to its shareholders), (ii) involvement by the Company or Olin in a Change in Control Transaction, or (iii) the breach of one or more representations with respect to the Company or Olin made to Cravath, Swaine & Moore in connection with its opinion. Notwithstanding the Tax Sharing Agreement, under the consolidated return regulations, the Company and Olin will each be severally liable to the IRS for the full amount of any corporate level tax arising on the Distribution that is not paid by the other party.

Trade Name License Agreement

  The Company and Olin entered into a tradename and trademark license agreement (the "Trade Name License Agreement") to permit the Company and its subsidiaries to use the "Olin" name and its derivatives on a royalty-free basis in certain limited circumstances for a certain limited period of time.

Transition Services Agreement

  The Company and Olin entered into a transition services agreement (the "Transition Services Agreement") pursuant to which Olin and the Company will provide each other with certain services which have been provided by Olin and the Company prior to the Distribution. The length of time for which any such service shall be provided, and the compensation therefor, vary based upon the mutual agreement of the Company and Olin. Pursuant to Olin's management of the receipts and disbursements of the Company for an interim period which is not expected to exceed six months, periodic indebtedness between Olin and the Company may arise in an amount which is not expected to exceed $25 million.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements

  The following is a list of the Financial Statements included in Item 8 of
Part II of this Report:

                                                                          Page
                                                                          ----
      Independent Auditors' Report.......................................  22
      Combined Balance Sheets as of December 31, 1998 and 1997...........  23
      Combined Statements of Income for the Years Ended December 31,
       1998, 1997 and 1996...............................................  24
      Combined Statements of Cash Flows for the Years Ended December 31,
       1998, 1997 and 1996...............................................  25
      Combined Statements of Equity for the Years Ended December 31,
       1998, 1997 and 1996...............................................  26
      Notes to Combined Financial Statements.............................  27

  2. Financial Statement Schedules

  Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the combined financial statements and notes thereto.

  Separate financial statements of 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.

  3. Exhibits

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10.12 through 10.20 below.

  The Company is party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each instrument to the Commission upon request.

  3.1 Amended and Restated Articles of Incorporation of the Company--Exhibit
      3.1 to the Company's Current Report on Form 8-K, filed February 17,
      1999.*
  3.2 Bylaws of the Company effective February 25, 1999.
  4.1 Specimen Common Share certificate--Exhibit 4.1 to the Company's
      Registration Statement on Form 10, as amended.*
  4.2 Amended and Restated Articles of Incorporation of the Company (filed as
      Exhibit 3.1 hereto).
  4.3 Bylaws of the Company (filed as Exhibit 3.2 hereto).
  4.4 Rights Agreement dated as of January 29, 1999 between the Company and
      ChaseMellon Shareholder Services, L.L.C., as Rights Agent--Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
  4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4 hereto).*
  4.6 364-Day Credit Agreement, dated as of January 27, 1999, among the
      Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication Agent, Wachovia Bank, N.A., as
      Documentation Agent, The Chase Manhattan Bank, as Administrative Agent and Chase Securities Inc., as Arranger--Exhibit 10.1 to the Company's
      Current Report on Form 8-K, filed February 17, 1999.*

  4.7  Five-year Credit Agreement, dated as of January 27, 1999, among the
       Company, Olin, the Lenders party thereto, Bank of America, National
       Trust and Savings Association, as Syndication Agent, Wachovia Bank,
       N.A., as Documentation Agent, The Chase Manhattan Bank, as
       Administrative Agent and Chase Securities Inc., as Arranger--Exhibit
       10.2 to the Company's Current Report on Form 8-K, filed February 17,
       1999.*
 10.1  Distribution Agreement, dated as of February 1, 1999, between the
       Company and Olin--Exhibit 2 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 10.2  Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the
       Company and Olin.
 10.3 Covenant Not To Compete Agreement, dated as of February 8, 1999, between the Company and Olin.
 10.4  Form of Employee Benefits Allocation Agreement between the Company and
       Olin.
 10.5  Form of Intellectual Property Transfer and License Agreement between the
       Company and Olin--Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
 10.6 Form of Sublease between the Company and Olin--Exhibit 10.5 to the Company's Registration Statement on Form 10, as amended.*
 10.7  Form of Trade Name License Agreement between the Company and Olin--
       Exhibit 10.11 to the Company's Registration Statement on Form 10, as amended.*
 10.8  Transition Services Agreement, dated as of February 8, 1999, between the
       Company and Olin.
 10.9 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin.
 10.10 Charleston Services Agreement, dated as of February 8, 1999, between the
       Company and Olin.
 10.11 Information Technology Services Agreement, dated as of February 8, 1999, between the Company and Olin.
 10.12 Form of Executive Agreement.
 10.13 1999 Stock Plan for Non-employee Directors.
 10.14 1999 Long Term Incentive Plan.
 10.15 Supplemental Contributing Employee Ownership Plan.
 10.16 Supplementary and Deferral Benefit Pension Plan.
 10.17 Senior Executive Pension Plan.
 10.18 Employee Deferral Plan.
 10.19 Key Executive Death Benefits--Exhibit 10.19 to the Company's
       Registration Statement on Form 10, as amended.*
 10.20 Form of Endorsement Split Dollar Agreement--Exhibit 10.20 to the
       Company's Registration Statement on Form 10, as amended.*
 21.   List of Subsidiaries.
 23.   Consent of KPMG LLP, dated March 15, 1999.
 27.   Financial Data Schedule.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1998.
--------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 1999

                                          Arch Chemicals, Inc.


                                          By     /s/ Michael E. Campbell
                                             ----------------------------------
                                                    Michael E. Campbell
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  Signature                               Title
                  ---------                               -----

           /s/ Michael E. Campbell            Chairman of the Board, Chief
    -------------------------------------     Executive Officer and Director
             Michael E. Campbell              (Principal Executive Officer)


          /s/ Richard E. Cavanagh            Director
    -------------------------------------
              Richard E. Cavanagh


         /s/ John W. Johnstone, Jr.           Director
    -------------------------------------
           John W. Johnstone, Jr.


             /s/ Jack D. Kuehler              Director
    -------------------------------------
               Jack D. Kuehler


        /s/ H. William Lichtenberger          Director
    -------------------------------------
          H. William Lichtenberger


            /s/ Michael O. Magdol             Director
    -------------------------------------
              Michael O. Magdol


            /s/ John P. Schaefer              Director
    -------------------------------------
              John P. Schaefer


            /s/ Louis S. Massimo              Vice President and Chief
    -------------------------------------     Financial Officer (Principal
              Louis S. Massimo                Financial Officer)


           /s/ Steven C. Giuliano             Controller (Principal Accounting
    -------------------------------------     Officer)
             Steven C. Giuliano

Date: March 17, 1999