Form 10-Q
period 1999-03-31
ARCH CHEMICALS INC
filed 1999-05-14
CIK 1072343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           MARCH 31, 1999
                                ---------------------------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                              --------------------    -----------------

COMMISSION FILE NUMBER         1-14601
                        ------------------------------------------------


                             ARCH CHEMICALS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Virginia                                 06-1526315
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


         501 Merritt 7, Norwalk, CT                          06856-5204
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)


                                (203) 229-2900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      NO  [_]


As of April 30, 1999, there were 23,002,831 outstanding shares of the registrant's common stock.

                                     INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information:

 Item 1. Financial Statements..............................................    2

  Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
   and December 31, 1998...................................................    2

  Condensed Consolidated Statements of Income for the three months ended
   March 31, 1999 and 1998 (unaudited).....................................    3

  Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and 1998 (unaudited)...............................    4

  Notes to Condensed Consolidated Financial Statements.....................    5

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................    8

Part II - Other Information

 Item 6. Exhibits and Reports on Form 8-K..................................   16

Part I - Financial Information
  Item 1.  Financial Statements.

                             ARCH CHEMICALS, INC.
                     Condensed Consolidated Balance Sheets
                    (In millions, except per share amounts)


                                                                Unaudited
                                                                March 31,      December 31,
                                                                  1999            1998
                                                                ---------      ----------
ASSETS
Cash and cash equivalents                                        $    5.4        $    7.1
Accounts receivable, net                                            197.5           141.7
Inventories, net                                                    128.1           139.3
Other current assets                                                 30.5            25.6
                                                                 --------        --------
  Total current assets                                              361.5           313.7
Investments and advances - affiliated companies at equity            18.8            21.1
Property, plant and equipment, net                                  318.6           331.6
Goodwill                                                             34.3            34.8
Other assets                                                         18.2            20.4
                                                                 --------        --------
Total assets                                                     $  751.4        $  721.6
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                            $    5.4        $    0.9
Accounts payable                                                    112.1           106.7
Accrued liabilities                                                  69.4            59.0
                                                                 --------        --------
  Total current liabilities                                         186.9           166.6
Long-term debt                                                       81.9             7.0
Other liabilities                                                    52.3            43.5
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share, authorized 100.0 shares:
      23.0 shares issued and outstanding in 1999                     23.0               -
  Additional paid-in capital                                        422.5               -
  Retained earnings from February 8, 1999                             9.1               -
  Equity                                                                -           519.0
  Cumulative translation adjustment                                 (24.3)          (14.5)
                                                                 --------        --------
  Total shareholders' equity                                        430.3           504.5
                                                                 --------        --------
Total liabilities and
 shareholders' equity                                            $  751.4        $  721.6
                                                                 ========        ========

--------------
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed financial statements.

                             ARCH CHEMICALS, INC.
            Condensed Consolidated Statements of Income (Unaudited)
                    (In millions, except per share amounts)

                                                        Three Months
                                                       Ended March 31,
                                                   -----------------------
                                                     1999            1998
                                                   -------         -------

Sales                                              $ 225.0         $ 220.4
Operating expenses:
  Cost of goods sold                                 157.7           150.1
  Selling and administration                          42.6            42.7
  Research and development                             4.5             4.4
                                                   -------         -------
  Operating income                                    20.2            23.2
Equity in earnings of affiliated companies             1.3             1.4
Interest expense                                       1.0             0.1
Interest income                                        0.3             0.2
                                                   -------         -------
  Income before taxes                                 20.8            24.7
Income taxes                                           7.3             8.4
                                                   -------         -------
Net income                                         $  13.5         $  16.3
                                                   =======         =======
Basic and diluted income per common share          $  0.59         $  0.65 (a)
Weighted average common stock outstanding -
  basic and diluted                                   23.0            23.0 (a)


(a) Pro forma Financial Information - In January 1999, Olin Corporation ("Olin") borrowed $75 million and on February 8, 1999 the Company assumed this debt from Olin. Pro forma income per share of $0.65 is based upon pro forma net income of $15.0 million and pro forma common stock outstanding of 23.0 million shares. Pro forma net income reflects pro forma interest expense of $2.1 million on borrowings and assumes that $75 million was outstanding and that the Company had seasonal weighted average borrowings related to the water chemicals segment of $40 million. Such borrowings were assumed to be at an aggregate effective interest rate of 7% for the three months ended
    March 31, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.

--------------
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed financial statements.

                    ARCH CHEMICALS, INC.
 Condensed Consolidated Statements of Cash Flows (Unaudited)
                        (In millions)

                                                                    Three Months
                                                                   Ended March 31,
                                                              ------------------------
                                                                1999            1998
                                                              --------        --------
Operating activities
Net income                                                    $ 13.5           $ 16.3
Adjustments to reconcile net income to net cash and
  cash equivalents provided (used) by operating activities
    Equity in earnings of affiliates                            (1.3)            (1.4)
    Depreciation and amortization                               14.1             11.6
    Deferred taxes                                               0.8              5.5
    Changes in assets and liabilities:
        Receivables                                            (56.0)           (36.5)
        Inventories                                             11.2             (4.2)
        Other current assets                                    (3.6)             0.6
        Accounts payable and accrued liabilities                13.8            (17.8)
        Noncurrent liabilities                                   2.6             (2.0)
Other operating activities                                       0.7             (3.9)
                                                              ------           ------
  Net operating activities                                      (4.2)           (31.8)
                                                              ------           ------

Investing activities
Capital expenditures                                            (6.1)           (12.4)
Other investing activities                                       1.0              4.9
                                                              ------           ------
  Net investing activities                                      (5.1)            (7.5)
                                                              ------           ------
Financing activities
Long-term debt borrowings                                       75.0               -
Short-term borrowings (repayments)                               4.4             (0.7)
Transfer (to) from Olin                                        (71.6)            35.0
                                                              ------           ------
  Net financing activities                                       7.8             34.3
                                                              ------           ------
Effect of exchange rate changes on cash and cash equivalents    (0.2)            (0.8)
                                                              ------           ------
  Net decrease in cash and cash equivalents                     (1.7)            (5.8)
Cash and cash equivalents, beginning of year                     7.1              9.0
                                                              ------           ------
Cash and cash equivalents, end of period                      $  5.4           $  3.2
                                                              ======           ======
Supplemental cash flow information:
Taxes paid                                                    $  2.1           $   -
Interest paid                                                 $  0.3           $   -

-----------------------------------
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed financial statements.

                             ARCH CHEMICALS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                     ($ in millions, except share amounts)


BASIS OF  PRESENTATION

     The condensed financial statements included herein have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 1998. The Company's water chemicals segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the water chemicals segment for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

ARCH CHEMICALS, INC. SPIN-OFF FROM OLIN CORPORATION

     On February 8, 1999 ("Distribution Date"), one share of the Company's common stock, $1 par value per share, was distributed to shareholders of Olin Corporation ("Olin") for every two shares of Olin common stock held by such shareholders at the record date. At the Distribution Date, the Company began operations as a separate, publicly-owned corporation.

INVENTORY


                                            March 31,         December 31,
                                              1999                1998
                                            --------          ------------

Raw materials and supplies                   $ 51.4             $ 55.4
Work in process                                14.3               14.2
Finished goods                                114.2              121.7
                                             ------             ------
Inventories, gross                            179.9              191.3
LIFO reserve                                  (51.8)             (52.0)
                                             ------             ------
Inventory, net                               $128.1             $139.3
                                             ======             ======

     Inventories are valued principally by the dollar value last-in, first-out
(LIFO) method of inventory accounting. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at March 31, 1999 reflect certain estimates relating to inventory quantities and costs at December 31, 1999.

EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

     Pro forma earnings per share is based upon pro forma net income of $15.0 and pro forma common stock outstanding of 23.0 million shares. Pro forma net income reflects pro forma interest expense of $2.1 on borrowings and assumes that $75.0 of debt assumed from Olin was outstanding (see Long-Term Debt) and that the Company had seasonal weighted average borrowings related to the water chemicals segment of $40.0. Such borrowings were assumed to be at an aggregate effective interest rate of 7% for the three months ended March 31, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to such distribution.

COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's other comprehensive income consists solely of the cumulative translation adjustment. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. Comprehensive income for the three months ended March 31, 1999 and 1998 was $3.7 and $14.4, respectively.

LONG-TERM DEBT

     On January 27, 1999, Olin obtained an unsecured $125 revolving five-year credit facility which expires in January 2004 and an unsecured $125, 364-day facility which expires in January 2000 (collectively, the "Credit Facility"). Olin borrowed $75 under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 of debt.

     The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of $65 plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to, LIBOR plus .325% to 1.00% and Prime.

1999 LONG TERM INCENTIVE PLAN

     On February 9, 1999, the Company granted to certain employees approximately 968,000 options to purchase common stock at an exercise price of $19.41 (fair market value of the common stock on the grant date). In addition, the Company granted to certain employees approximately 245,000 performance share units. All these grants were made under the Company's 1999 Long Term Incentive Plan. The options vest at the end of a three-year period and are exercisable up to ten years from the date of grant. The performance share units will vest if certain performance measures are met at the end of a three-year performance period and upon vesting are paid out in shares of common stock. Units may be paid out in shares on a basis of up to 1.5 shares for every unit depending on the Company's performance.

DIVIDEND

     On April 29, 1999, the Company declared its first quarterly dividend of $.20 on each share of the Company's common stock. The dividend is payable on June 10, 1999, to shareholders of record at the close of business on May 10, 1999.

SEGMENT INFORMATION

     The Company has organized its segments around differences in products and services, which is how the Company manages its business. Segment operating income includes the equity in earnings of affiliated companies.

                                                      Three Months
                                                     Ended March 31,
                                                ------------------------
                                                 1999              1998
                                                ------            ------
SALES:
 Microelectronic Chemicals                      $ 52.2            $ 62.4
 Water Chemicals                                  93.0              71.1
 Performance Chemicals                            79.8              86.9
                                                ------            ------
   Total Sales                                  $225.0            $220.4
                                                ======            ======

OPERATING INCOME (LOSS):
 Microelectronic Chemicals                      $ (0.9)           $  2.4
 Water Chemicals                                  12.5               6.7
 Performance Chemicals                             9.9              15.5
                                                ------            ------
   Total Operating Income                       $ 21.5            $ 24.6
                                                ======            ======

CAPITAL SPENDING:
 Microelectronic Chemicals                      $  2.6            $  7.2
 Water Chemicals                                   1.0               2.2
 Performance Chemicals                             2.5               3.0
                                                ------            ------
   Total Capital Spending                       $  6.1            $ 12.4
                                                ======            ======


COMMITMENTS AND CONTINGENCIES

     As a result of the spin-off from Olin and through an agreement, the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations.

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

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the three months ended March 31, 1999.

     See the Company's most recent Form 10-K for additional information on the above items.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

This management's discussion and analysis of financial condition and results of operations also covers periods when the Company was not a separate, independent corporation and operated as the specialty chemical businesses of Olin. However, such discussion and analysis has been prepared as if the Company were a separate entity for all such periods discussed. In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company's water chemicals segment is seasonal in nature. Approximately forty percent of the sales in the water chemicals business occur in the second quarter of the fiscal year, as sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year.

RESULTS OF OPERATIONS

CONSOLIDATED

                                                                              Three Months
                                                                             Ended March 31,
                                                                           1999           1998
                                                                       ------------   ------------
                                                                        (In millions, except per
                                                                             share amounts)
Sales                                                                        $225.0         $220.4
Gross Margin                                                                   67.3           70.3
Selling and Administration                                                     42.6           42.7
Research and Development                                                        4.5            4.4
Equity in Earnings of Affiliated Companies                                      1.3            1.4
Interest Expense                                                                1.0            2.1  (a)
Net Income                                                                     13.5           15.0  (a)

Basic and Diluted Income Per Share                                            $0.59          $0.65  (a)
Weighted Average Common Stock Outstanding -- Basic and Diluted                 23.0           23.0  (a)

Notes:
(a) Pro Forma Financial Information - In January 1999, Olin Corporation ("Olin") borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Pro forma income per share of $0.65 is based upon pro forma net income of $15.0 million and pro forma common stock outstanding of 23.0 million shares. Pro forma net income reflects pro forma interest expense of $2.1 million on borrowings and assumes that $75 million was outstanding and that the Company had seasonal weighted average borrowings related to the water chemicals segment of $40 million. Such borrowings were assumed to be at an aggregate effective interest rate of 7% for the three months ended March 31, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.

 Three Months Ended March 31, 1999 Compared to 1998

  Sales increased 2.1%. The increase in sales is due to a 3.8% increase in volume and a 1.7% decrease in pricing. The increase in volumes was principally related to the water chemicals segment, offset somewhat by lower volumes in the microelectronics and performance chemicals segments. The decrease in pricing was related to the microelectronic chemicals and performance chemicals segments, as water chemicals pricing was comparable to the prior year.

  Gross margin percentage was 29.9% and 31.9% for 1999 and 1998, respectively. The decrease in gross margin was due to the weakness in the semiconductor industry resulting in both lower volumes and pricing in the microelectronic chemicals segment, and lower volumes and pricing in the performance chemicals segment while the water chemicals segment's gross margin percentage was consistent with the prior year. In addition, 1999 results were impacted by higher manufacturing costs in the performance chemicals segment.

  Selling and administration expenses as a percentage of sales decreased to 18.9% in 1999 from 19.4% in 1998 due to higher sales. The amount of expenses were comparable to the prior year as incremental public company costs were offset by lower corporate expenses. In addition higher advertising and sales promotional expenses in the water chemicals segment were offset by lower expenses primarily in the microelectronic chemicals segment associated with cost reduction programs.

  Research and development expenses as a percentage of sales were 2% in 1999 and 1998, and the amount of expenses were comparable to the prior year.

  Equity in earnings of affiliated companies were comparable to last year.

  Interest expense was $1.0 million in 1999 compared to pro forma interest expense of $2.1 million in 1998. The decrease was primarily due to lower average working capital.

  The effective tax rate increased to 35% in 1999 from 34% in 1998 due to anticipated higher state income taxes stemming from the elimination of tax saving strategies resulting from the spin-off.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three months ended March 31, 1999 and March 31, 1998, include $2.4 million, respectively, related to the amortization of deferred income under the supply agreement.

  For the full fiscal year, the Company's 1999 sales and operating income are expected to be higher than 1998. Diluted income per share is expected to be in the $1.85 range.

MICROELECTRONIC CHEMICALS

                                            Three Months
                                          Ended March 31,
                                        1999            1998
                                    -------------   ------------
                                          ($ in millions)
RESULTS OF OPERATIONS
Sales                                      $52.2           $62.4
Operating Income (Loss)                     (0.9)            2.4


 Three Months Ended March 31, 1999 Compared to 1998

  Sales decreased 16.3% with an operating loss in 1999 compared to an operating profit in 1998. The sales decrease was in large part due to the weakness of the semiconductor industry as compared to a year ago. Sales were lower primarily in the North American market while European sales were comparable. The operating loss was due to lower volumes and pricing which were offset somewhat by lower operating expenses.

  The Company expects its microelectronic chemicals businesses to be profitable for the year due to the benefits of its cost reduction, quality improvement and operating efficiency programs, as well as an expected modest recovery of the semiconductor industry in the second half of 1999.


WATER CHEMICALS
                                                 Three Months
                                                Ended March 31,
                                              1999          1998
                                           -----------   -----------
                                                ($ in millions)
RESULTS OF OPERATIONS
Sales                                            $93.0         $71.1
Operating Income                                  12.5           6.7


 Three Months Ended March 31, 1999 Compared to 1998

  Sales increased 30.8% and operating income increased 86.6%. The increase in sales was attributable to strong seasonal demand for branded products (HTH(R), Sock-It(R), Super Sock-It(R), and Pace(R)), early customer order patterns as compared to 1998, and strong export sales. Strong sales from the two distribution businesses, Superior Pool and Hydrochim, also contributed to the sales increase. Prices were comparable to last year as higher average brand prices were offset by lower non-brand prices. Operating income increased as additional sales volumes more than offset increased advertising and sales promotional expenses.

  The Company expects improved operating performance in 1999 as compared to 1998 primarily from projected increases in volumes of branded products.

PERFORMANCE CHEMICALS

                                            Three Months
                                           Ended March 31,
                                         1999          1998
                                      -----------   -----------
                                           ($ in millions)
RESULTS OF OPERATIONS
Sales                                       $79.8         $86.9
Operating Income                              9.9          15.5


 Three Months Ended March 31, 1999 Compared to 1998

  Sales and operating income decreased 8.2% and 36.1%, respectively.

  Lower sales in the performance urethanes and organics business were attributable to lower volumes in Latin America, combined with lower pricing for nonfoam polyols and propylene glycol products. Operating income decreased from the prior year as lower volumes and pricing more than offset improved domestic product mix and favorable operating expenses from cost reduction programs.

  Higher sales in the biocides business were primarily attributable to increased international volumes related to the anti-dandruff and building products markets. Operating income decreased from the prior year as higher international operating costs more than offset the higher volumes. In addition, manufacturing expenses were negatively impacted by an unscheduled outage at the Rochester plant resulting from a severe snowstorm.

  Lower sales volumes in the hydrazine business resulted from the effects of the Asian economic conditions on hydrate shipments combined with lower propellant sales due to different launch schedules. Operating income decreased from the prior year due to the sales shortfall and an unanticipated, extended plant outage resulting in unfavorable manufacturing costs.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three months ended March 31, 1999 and March 31, 1998, include $2.4 million, respectively, related to the amortization of deferred income under the supply agreement.

  The Company expects slightly improved operating performance in 1999 as compared to 1998 from its performance chemicals businesses due to improved sales primarily from biocides, lower administration expenses and decreased distribution costs which are expected to be slightly offset by increased depreciation expenses.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA

                                                Three Months
                                               Ended March 31,
                                             1999           1998
                                         ------------   ------------
                                              ($ in millions)
PROVIDED BY (USED FOR)
Net Operating Activities                       $(4.2)        $(31.8)
Capital Expenditures                            (6.1)         (12.4)
Net Investing Activities                        (5.1)          (7.5)
Net Financing Activities                         7.8           34.3



  Prior and up to the spin-off, the Company's financing requirements were provided by Olin.

  For the three months ended March 31, 1999, the reduction in cash flow used for net operating activities was primarily attributable to lower working capital as compared to 1998. Lower inventories and higher accounts payable and accrued liabilities were offset somewhat by higher accounts receivable levels as the Company continued its focus on managing its working capital.

  Capital expenditures for the first quarter of 1999 as compared to 1998 decreased approximately 50%. The decrease is primarily attributable to the completion of certain capital projects in the microelectronic chemicals segment in 1998.

  Capital expenditures for 1999 are expected to decrease approximately 10-15% from 1998 as a result of the completion of such capital projects in 1998.

   On January 27, 1999, Olin obtained an unsecured $125 million revolving five-year credit facility which expires in January 2004 and an unsecured $125 million, 364-day facility which expires in January 2000 (collectively the "Credit Facility"). Olin borrowed $75 million under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 million of debt.

   The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to, LIBOR plus .325% to 1.00% and Prime. At March 31, 1999, the Company had $175 million of available borrowings under this Credit Facility. The Company believes that the Credit Facility is adequate to satisfy its liquidity needs for the near future.

  On April 29, 1999, the Company declared its first quarterly dividend of $.20 on each share of the Company's common stock. The dividend is payable on June 10, 1999, to shareholders of record at the close of business on May 10, 1999.

YEAR 2000 COMPUTER SYSTEMS

  The Company views the impact of the Year 2000 as a critical business issue. It manages the process by having each business identify its own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the process across business boundaries and the corporate center. The process includes corporate oversight and provides for consistent attention to progress made against planned activities and a forum for issue resolution at the business and corporate levels with periodic assessments made by independent parties which are periodically reported to the Company's Board of Directors.

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

  In the business systems segment, the Company has positioned itself very favorably with respect to software and equipment that is Year 2000 compliant. In 1994, the Company began implementing a Year 2000 compliant client-server system, Peoplesoft, to address payroll and human resource needs and it presently uses such system in all domestic operations. Deployment of Peoplesoft was completed in 1997. In 1993, the Company began implementing for all domestic businesses a client-server system, SAP, for core business requirements as a vehicle to obtain certain improvements in the business processes. SAP is currently utilized in all of its domestic businesses. Since SAP was also a certified Year 2000 compliant solution, migration plans were adjusted to take advantage of the business benefit while eliminating the cost of remediating old legacy system code. Deployment has been aggressive with all domestic functions and locations fully transferred to SAP as of March 1999. In recognition of the key role that SAP plays in the Company's business operations, an independent system test was performed as further protection of Year 2000 compliance. Results of the successful system testing have been documented and preserved as supportive evidence in responding to Year 2000 inquiries from our customers. International locations have upgraded their existing operational and personnel systems to Year 2000 compliant versions and will continue using existing systems until conversion to SAP during 2000 and beyond.

  In the manufacturing segment, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. The plan, which takes maximum advantage of "planned outages" in order to minimize the impact on operations, targets completion in May 1999.

  The supply chain segment has seen much activity in terms of assessing vendor Year 2000 preparedness, identifying alternate sources, as well as insertion of certain Year 2000 compliance language in all purchase orders issued. The Company has completed a review of single source and critical suppliers. During 1999, the Company will continue to re-evaluate its suppliers on a periodic basis.

  Personal computers, networks, and PBX's represent the majority of items in the Company's infrastructure segment. The Company has deployed new Pentium Year 2000 compliant equipment in large numbers to support its SAP deployment program and for internal standards compliance. In addition, the Company has utilized software tools to test the entire PC inventory for Year 2000 compliance. The Company's wide area network is already Year 2000 compliant as are most of its PBX's and voice mail systems. The non-compliant equipment is planned to be replaced with compliant versions as leases expire but no later than June 1999.

  The Company believes its Year 2000 initiative is on track to address all significant Year 2000 issues by the middle of 1999, and is supported by the findings of an independent assessment completed in December 1998. The independent assessment does not address the accuracy of the Company's cost estimates. Plans include an additional independent assessment in July 1999.

  Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations are being formulated. In the area of business systems, management believes that the Company, with its operating units already migrated to Year 2000 compliant solutions, has already significantly reduced its potential risk. As added protection, software migration plans to a new release of Peoplesoft which is planned in 1999, include Year 2000 testing scenarios.

  The Company continues to focus attention to the manufacturing segment. It has deployed several independent initiatives to identify embedded systems, develop comprehensive equipment lists, obtained vendor certifications of Year 2000 compliance, and to insure that adequate remediation plans are in place. It has developed plans for further testing with respect to key manufacturing equipment and systems, during periods of scheduled outages.

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

  The Company does not expect Year 2000 initiative costs to exceed $7 million over the next 9 months, inclusive of the cost for continued deployment of SAP and related infrastructure.


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

  In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement as of January 1, 1999, and it did not have a material effect on its financial position or results of operations.

  Also in 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This Statement of Position requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the Company's start-up activities, and is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement as of January 1, 1999, and it did not have a material effect on its financial position or results of operations.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

The information in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its business segments operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "projects," "should," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions, lack of moderate growth in the U.S. economy or even a slight recession in 1999, loss of a key customer, higher than expected raw material costs for certain chemical product lines, increased foreign competition in the calcium hypochlorite markets, lack of stability, recovery or growth in the semiconductor industry, the Company's ability to maintain chemical price increases, the supply/demand balance for the Company's products, failure to achieve targeted cost reduction programs, unsuccessful entry into new markets for electronic chemicals, continued poor economic conditions in Asia, capital expenditures, such as cost overruns, in excess of those scheduled, the occurrence of unexpected manufacturing interruptions/outages, environmental costs in excess of those projected, increased competitive and/or customer pressure, customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, costs or difficulties relating to the establishment of the Company as an independent entity, and unfavorable court or jury decisions.

                          Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              27.  Financial Data Schedule.


         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended March 31, 1999 except for a Form 8-K filed with respect to Item 5 on February 17, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ARCH CHEMICALS, INC.
                                (Registrant)



                                By: Louis S. Massimo
                                    -----------------------
                                    Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer)



Date:  May 14, 1999

                                 EXHIBIT INDEX



  Exhibit
    No.          Description
 ---------       -----------

    27.          Financial Data Schedule.