Form 10-K/A
period 1998-12-31
ARCH CHEMICALS INC
filed 1999-06-07
CIK 1072343

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from           to

                         Commission file number 1-14601
                              Arch Chemicals, Inc.
             (Exact name of registrant as specified in its charter)

           Virginia                                  06-1526315
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      501 Merritt 7
      Norwalk, CT                                                06856
(Address of principal executive offices)                       (Zip Code)


      Registrant's telephone number, including area code: (203) 229-2900 Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                             on which registered
       ---------------------                            --------------------
           Common Stock                             New York Stock Exchange

       Series A Participating Cumulative            New York Stock Exchange
        Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

================================================================================

                  EXPLANATORY NOTE REGARDING AMENDMENT NO. 1:

     This Amendment No. 1 is being filed solely to file an amended Exhibit 27 - Financial Data Schedule so as to add the multiplier tag to the Financial Data Schedule previously filed as Exhibit 27 in the Form 10-K of Arch Chemicals, Inc. for the year ended December 31, 1998. The list of exhibits contained in "Item 14(a)3 Exhibits" to such previously filed Form 10-K is also amended to replace "27. Financial Data Schedule" with "27. Amended and Restated Financial Data Schedule."


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ARCH CHEMICALS, INC.
Date: June 3, 1999

                                         By    Louis S. Massimo
                                               ----------------
                                                 Louis S. Massimo
                                                 Vice President and
                                                 Chief Financial Officer