Form 10-Q
period 1999-06-30
ARCH CHEMICALS INC
filed 1999-08-13
CIK 1072343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [ X ] Quarterly  Report  Pursuant  to  Section  13  or  15 (d)
                   of  the Securities  Exchange  Act  of  1934

                  For the quarterly period ended June 30, 1999

                                       or

        [    ] Transition  Report  Pursuant  to  Section  13  or  15(d)
                  of  the Securities  Exchange  Act  of  1934

 For the transition period from ________________________ to___________________


                        Commission file number: 1-14601


                              Arch Chemicals, Inc.

             (Exact name of registrant as specified in its charter)

          Virginia                                           06-1526315
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

    501 Merritt 7, Norwalk, CT                                 06851
(Address of principal executive offices)                     (Zip Code)

                                (203) 229-2900
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES    X     NO  ------
     -----


As of July 31, 1999, there were 23,002,830 outstanding shares of the registrant's common stock.

                              ARCH CHEMICALS, INC.

                                     INDEX
                                     -----

                                                                           Page Numbers
                                                                           ------------


PART I.     FINANCIAL INFORMATION:
            ---------------------
Item 1.     Financial Statements...........................................      2

            Condensed Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998..........................................      2

            Condensed Consolidated Statements of Income for the three
            and six months ended June 30, 1999 and 1998....................      3

            Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 1999 and 1998............................      4

            Notes to Condensed Consolidated Financial Statements...........    5 - 8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................    9 - 18


PART II.    OTHER INFORMATION:
            ------------------

Item 5.     Other Information..............................................     19

Item 6.     Exhibits and Reports on Form 8-K...............................     19

            Signatures.....................................................     20


PART I.    FINANCIAL INFORMATION
Item 1.   Financial Statements

                                                       ARCH CHEMICALS, INC.
                                               Condensed Consolidated Balance Sheets
                                              (In millions, except per share amounts)

                                                                                            Unaudited
                                                                                             June 30,             December 31,
                                                                                              1999                   1998
                                        ASSETS                                                ----                   ----
                                        ------
Current assets:
   Cash and cash equivalents                                                                  $ 5.1                   $ 7.1
   Accounts receivable, net                                                                   232.4                   141.7
   Inventories, net                                                                           119.3                   139.3
   Other current assets                                                                        30.9                    25.6
                                                                                               ----                    ----
     Total current assets                                                                     387.7                   313.7
Investments and advances - affiliated companies at equity                                      18.9                    21.1
Property, plant and equipment, net                                                            316.9                   331.6
Goodwill                                                                                       33.7                    34.8
Other assets                                                                                   19.6                    20.4
                                                                                               ----                    ----
   Total assets                                                                             $ 776.8                 $ 721.6
                                                                                            =======                 =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
   Short-term borrowings                                                                      $ 9.9                   $ 0.9
   Accounts payable                                                                           120.4                   106.7
   Accrued liabilities                                                                         70.7                    59.0
                                                                                               ----                    ----
     Total current liabilities                                                                201.0                   166.6
Long-term debt                                                                                 81.7                     7.0
Other liabilities                                                                              48.1                    43.5
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share,
      Authorized 100.0 shares:
      23.0 shares issued and outstanding in 1999                                               23.0                       -
   Additional paid-in capital                                                                 422.9                       -
   Retained earnings from February 8, 1999                                                     25.4                       -
   Equity                                                                                         -                   519.0
   Cumulative translation adjustment                                                          (25.3)                  (14.5)
                                                                                              -----                   ------
      Total shareholders' equity                                                              446.0                   504.5
                                                                                              -----                   -----
    Total liabilities and shareholders' equity                                              $ 776.8                 $ 721.6
                                                                                            =======                 =======





                 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.


                                                       ARCH CHEMICALS, INC.
                                            Condensed Consolidated Statements of Income
                                                            (Unaudited)
                                              (In millions, except per share amounts)



                                                                         Three Months                        Six Months
                                                                         Ended June 30,                     Ended June 30,
                                                                      1999           1998                 1999            1998
                                                                      ----           ----                 ----            ----

Sales                                                               $ 268.2         $ 270.4              $ 493.2        $ 490.8
Operating expenses:
   Cost of goods sold                                                 190.4           190.7                348.1          340.8
   Selling and administration                                          41.2            44.2                 83.8           86.9
   Research and development                                             4.4             4.4                  8.9            8.8
                                                                    -------         -------              -------        -------
     Operating income                                                  32.2            31.1                 52.4           54.3
                                                                    -------         -------              -------        -------
Equity in earnings of affiliated companies                              1.4             0.6                  2.7            2.0
Interest expense                                                        1.6             0.1                  2.6            0.2
Interest income                                                         0.1             0.3                  0.4            0.5
                                                                    -------         -------              -------        -------
   Income before taxes                                                 32.1            31.9                 52.9           56.6
Income taxes                                                           11.2            10.8                 18.5           19.2
                                                                    -------         -------              -------        -------
   Net income                                                        $ 20.9          $ 21.1               $ 34.4         $ 37.4
                                                                    ========        ========             ========       =======


Net income per common share:
   Basic                                                             $ 0.91          $ 0.86  (a)          $ 1.49         $ 1.51  (a)
                                                                    ========        ========             ========       =======
   Diluted                                                           $ 0.90          $ 0.86  (a)          $ 1.49         $ 1.51  (a)
                                                                    ========        ========             ========       =======

Weighted average common shares outstanding:
   Basic                                                               23.0            23.0  (a)            23.0           23.0  (a)
                                                                    ========        ========             ========       =======
   Diluted                                                             23.2            23.0  (a)            23.1           23.0  (a)
                                                                    ========        ========             ========       =======


(a) Pro forma financial information - In January 1999, Olin borrowed $75 million and on February 8, 1999 the Company assumed this debt from Olin. Pro forma income per share of $0.86 and $1.51 are based upon pro forma net income of $19.8 million and $34.8 million and pro forma common stock outstanding of 23.0 million shares for the three and six months ended June 30, 1998, respectively. Pro forma net income reflects pro forma net interest expense of $1.8 million and $3.9 million on assumed borrowings for the three and six months ended June 30, 1998, respectively. This assumes that $75 million was outstanding and that the Company had seasonal weighted average borrowings related to the Water Chemicals segment of $40 million for such periods. Such borrowings were assumed to be at an aggregate effective rate of 7% for the three and six months ended June 30, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.



            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.


                                                       ARCH CHEMICALS, INC.
                                          Condensed Consolidated Statements of Cash Flows
                                                            (Unaudited)
                                                           (In millions)
                                                                                                          Six Months
                                                                                                        Ended June 30,
                                                                                                        --------------
                                                                                                     1999             1998
                                                                                                     ----             ----
Operating activities
--------------------
Net income                                                                                          $ 34.4            $ 37.4
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities
    Equity in earnings of affiliates                                                                  (2.7)             (2.0)
    Depreciation and amortization                                                                     27.0              22.7
    Deferred taxes                                                                                     0.3               5.5
    Change in assets and liabilities:
        Receivables                                                                                  (90.0)            (56.9)
        Inventories                                                                                   20.3              17.8
        Other current assets                                                                          (4.0)             (0.8)
        Accounts payable and accrued liabilities                                                      22.9               0.4
        Noncurrent liabilities                                                                        (0.7)             (3.4)
Other operating activities                                                                             0.1              (7.3)
                                                                                                  --------          --------
  Net operating activities                                                                             7.6              13.4
                                                                                                  --------          --------
Investing activities
--------------------
Capital expenditures                                                                                 (16.4)            (29.4)
Other investing activities                                                                            (1.8)              3.2
                                                                                                  --------          --------
  Net investing activities                                                                           (18.2)            (26.2)
                                                                                                  --------          --------
Financing activities
--------------------
Long-term debt borrowings                                                                             74.8               0.2
Short-term borrowings (repayments)                                                                     8.8              (0.5)
Dividends paid                                                                                        (4.6)                -
Transfer (to) from Olin                                                                              (71.6)              7.0
Other financing activities                                                                             0.3                -
                                                                                                  --------          --------
  Net financing activities                                                                             7.7               6.7
                                                                                                  --------          --------
Effect of exchange rate changes on cash and cash equivalents                                           0.9               2.1
                                                                                                  --------          --------
  Net decrease in cash and cash equivalents                                                           (2.0)             (4.0)
Cash and cash equivalents, beginning of year                                                           7.1               9.0
                                                                                                  --------          --------

Cash and cash equivalents, end of period                                                            $  5.1            $  5.0
                                                                                                  ========          ========

Supplemental cash flow information:
Taxes paid                                                                                         $  9.5             $   -
                                                                                                  ========          ========
Interest paid                                                                                       $  1.9            $  0.1
                                                                                                  ========          ========

            The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
               Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                     ($ in millions, except share amounts)


Basis of  Presentation

     The condensed financial statements included herein have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 1998. The Company's water chemicals segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the water chemicals segment for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Inventory

                                         June 30,     December 31,
                                          1999           1998
                                    -------------   --------------
        Raw materials and supplies      $ 47.8         $ 55.4
        Work in process                   12.0           14.2
        Finished goods                   111.6          121.7
                                    -------------   --------------
        Inventories, gross               171.4          191.3
        LIFO reserve                     (52.1)         (52.0)
                                    -------------   --------------
        Inventory, net                  $119.3         $139.3
                                    =============   ==============

     Inventories are valued principally by the dollar value last-in, first-out
(LIFO) method of inventory accounting. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at June 30, 1999 reflect certain estimates relating to inventory quantities and costs at December 31, 1999.

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

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                     ($ in millions, except share amounts)


     A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):

                                              Three Months     Six Months
                                              Ended June 30,  Ended June 30,
                                                  1999            1999
                                                --------        --------
   Basic                                          23.0            23.0
   Common equivalent shares from stock options
     using the treasury stock method               0.2             0.1
                                                --------        --------
   Diluted                                        23.2            23.1
                                                ========        ========

     Pro forma earnings per share is based upon pro forma net income of $19.8 and $34.8 and pro forma common stock outstanding of 23.0 million shares for the three and six months ended June 30, 1998. Pro forma net income reflects pro forma net interest expense of $1.8 and $3.9 on borrowings for the three and six months ended June 30, 1998, respectively. This assumes that $75.0 of debt assumed from Olin was outstanding (see Long-Term Debt) and that the Company had seasonal weighted average borrowings related to the water chemicals segment of $40.0. Such borrowings were assumed to be at an aggregate effective interest rate of 7% for the three and six months ended June 30, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to such distribution.

Comprehensive Income

     The Company's other comprehensive income currently consists solely of the cumulative translation adjustment. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. Comprehensive income for the three and six months ended June 30, 1999 and 1998 was $19.9 and $23.6, and $22.0 and $36.4, respectively.

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

1999 Long Term Incentive Plan

     On February 9, 1999, the Company granted to certain employees approximately 968,000 options to purchase common stock at an exercise price of $19.41 (fair market value of the common stock on the grant date). In addition, the Company granted to certain employees approximately 245,000 performance share units. All of these grants were made under the Company's 1999 Long Term Incentive Plan. The options vest at the end of a three-year period and are exercisable up to ten years from the date of grant. The performance share units will vest if certain performance measures are met at the end of a three-year performance period and upon vesting are paid out in shares of common stock. Units may be paid out in shares on a basis of up to 1.5 shares for every unit depending on the Company's performance.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                     ($ in millions, except share amounts)



Segment Information

        The Company has organized its segments around differences in products and services, which is how the Company manages its business. Segment operating income (loss) includes the equity in earnings of affiliated companies.




                                Three Months      Six Months
                                Ended June 30,   Ended June 30,
                                 1999     1998    1999     1998
                              ----------------------------------
Sales:
   Microelectronic Chemicals    $ 53.4   $ 59.0  $105.6   $121.4
   Water Chemicals               128.4    120.5   221.4    191.6
   Performance Chemicals          86.4     90.9   166.2    177.8
                              ----------------------------------
      Total Sales               $268.2   $270.4  $493.2   $490.8
                              ==================================

Operating Income (Loss):
   Microelectronic Chemicals    $ (0.4)  $  0.7  $ (1.3)  $  3.1
   Water Chemicals                21.6     18.0    34.1     24.7
   Performance Chemicals          12.4     13.0    22.3     28.5
                              ----------------------------------
      Total Operating Income    $ 33.6   $ 31.7  $ 55.1   $ 56.3
                              ==================================

Capital Spending:
   Microelectronic Chemicals    $  2.0   $ 11.5  $  4.6   $ 18.7
   Water Chemicals                 1.1      2.5     2.1      4.7
   Performance Chemicals           7.2      3.0     9.7      6.0
                              ----------------------------------
      Total Capital Spending    $ 10.3   $ 17.0  $ 16.4   $ 29.4
                              ==================================


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

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                     ($ in millions, except share amounts)



        There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the six months ended June 30, 1999.

        See the Company's most recent Form 10-K for additional information on the above items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             ARCH CHEMICALS, INC.
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations


Overview
---------

This management's discussion and analysis of financial condition and results of operations also covers periods when the Company was not a separate, independent corporation and operated as the specialty chemical businesses of Olin. However, such discussion and analysis has been prepared as if the Company were a separate entity for all such periods discussed. In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company's water chemicals segment is seasonal in nature. Historically, approximately forty percent of the sales in the water chemicals business occur in the second quarter of the fiscal year, as sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. In addition, segment operating income includes the equity in earnings of affiliated companies.


Results of Operations
----------------------
Consolidated

                                                 Three Months              Six Months
                                                Ended June 30,           Ended June 30,
                                               1999       1998          1999        1998
                                               ----       ----          ----        ----
                                                (In millions, except per share amounts)
Sales                                          $268.2     $270.4        $493.2     $490.8
Gross Margin                                     77.8       79.7         145.1      150.0
Selling and Administration                       41.2       44.2          83.8       86.9
Research and Development                          4.4        4.4           8.9        8.8
Equity in Earnings of Affiliated Companies        1.4        0.6           2.7        2.0
Interest Expense, net                             1.5        1.8 (a)       2.2        3.9 (a)

Net Income                                     $ 20.9     $ 19.8 (a)    $ 34.4    $  34.8 (a)
Income Per Share:
   Basic                                       $ 0.91     $ 0.86 (a)    $ 1.49    $  1.51 (a)
   Diluted                                     $ 0.90     $ 0.86 (a)    $ 1.49    $  1.51 (a)
Weighted Average Common Stock Outstanding:
   Basic                                         23.0       23.0 (a)      23.0       23.0 (a)
   Diluted                                       23.2       23.0 (a)      23.1       23.0 (a)

Note:
----
(a) Pro Forma Financial Information - In January 1999, Olin Corporation ("Olin") borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Pro forma income per share of $0.86 and $1.51 are based upon pro forma net income of $19.8 million and $34.8 million and pro forma common stock outstanding of 23.0 million shares for the three and six months ended June 30, 1998, respectively. Pro forma net income reflects pro forma net interest expense of $1.8 million and $3.9 million on assumed borrowings for the three and six months ended June 30, 1998, respectively. This assumes that $75 million was outstanding and that the Company had seasonal weighted average borrowings related to the water chemicals segment of $40 million. Such borrowings were assumed to be at an aggregate effective interest rate of 7% for the three and six months ended June 30, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Three Months Ended June 30, 1999 Compared to 1998

  Sales decreased 1%. The decrease in sales was due to a 3% decrease in pricing and a 2% increase in volumes. The decrease in pricing was related to the microelectronic chemicals and performance chemicals segments. The increase in volumes was related to the water chemicals segment.

  Gross margin percentage was 29.0% and 29.5% for 1999 and 1998, respectively. The decrease in gross margin was due to the weakness in the semiconductor industry resulting in both lower volumes and pricing in the microelectronic chemicals segment, and lower volumes and pricing in the performance chemicals segment. In addition, 1999 results were impacted by higher manufacturing costs in the performance chemicals segment.

  Selling and administration expenses as a percentage of sales decreased to 15.4% in 1999 from 16.3% in 1998. The decrease is primarily a result of cost-saving initiatives which more than offset incremental public company costs.

  Research and development expenses as a percentage of sales were 2% in 1999 and 1998, and the amount of expenses was comparable to the prior year.

  Equity in earnings of affiliated companies increased $0.8 million due to the favorable performance of the Company's joint ventures.

  Interest expense, net was $1.5 million in 1999 compared to pro forma net interest expense of $1.8 million in 1998. The decrease was primarily due to lower working capital borrowings than those assumed in the prior year period.

  The effective tax rate increased to 35% in 1999 from 34% in 1998 due to anticipated higher state income taxes stemming from the elimination of tax saving strategies resulting from the spin-off.


 Six Months Ended June 30, 1999 Compared to 1998

  Sales increased 1%. The increase in sales was due to a 3% increase in volumes and a 2% decrease in pricing. The increase in volumes was related to the water chemicals segment, offset somewhat by lower volumes in the microelectronic chemicals and performance chemicals segments. The decrease in pricing was related to the microelectronic chemicals and performance chemicals segments.

  Gross margin percentage was 29.4% and 30.6% for 1999 and 1998, respectively. The decrease in gross margin was due to the weakness in the semiconductor industry resulting in both lower volumes and pricing in the microelectronic chemicals segment, and lower volumes and pricing in the performance chemicals segment. In addition, 1999 results were impacted by higher manufacturing costs in the performance chemicals segment.

  Selling and administration expenses as a percentage of sales decreased to 17.0% in 1999 from 17.7% in 1998. The decrease is primarily a result of cost-saving initiatives which more than offset incremental public company costs and higher advertising and sales promotional expenses in the water chemicals segment.

  Research and development expenses as a percentage of sales were 2% in 1999 and 1998, and the amount of expenses was comparable to the prior year.

  Equity in earnings of affiliated companies increased $0.7 million due to the favorable performance of the Company's joint ventures.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


  Interest expense, net was $2.2 million in 1999 compared to net pro forma interest expense of $3.9 million in 1998. The decrease was primarily due to lower working capital borrowings than those assumed in prior years.

  The effective tax rate increased to 35% in 1999 from 34% in 1998 due to anticipated higher state income taxes stemming from the elimination of tax saving strategies resulting from the spin-off.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and six months ended June 30, 1999 and 1998, include $2.3 million and $4.7 million, respectively, related to the amortization of deferred income under the supply agreement.

  For the full fiscal year, the Company's 1999 sales and operating income are expected to be higher than 1998, and diluted income per share is expected to be in the $1.85 range.


Microelectronic Chemicals

                            Three Months      Six Months
                           Ended June 30,   Ended June 30,
                            1999     1998    1999     1998
                           -------  ------  -------  ------
                                   ($ in millions)
Results of Operations
Sales                       $53.4    $59.0  $105.6   $121.4
Operating Income (Loss)      (0.4)     0.7    (1.3)     3.1


 Three Months Ended June 30, 1999 Compared to 1998

  Sales decreased 9% with an operating loss in 1999 compared to an operating profit in 1998. The overall sales decrease was due in large part to the weakness of the semiconductor industry as compared to a year ago. The operating loss was primarily due to lower pricing and volumes which were offset somewhat by lower operating expenses.

  Photopolymers' sales were lower across all product lines and operating income was slightly higher as favorable manufacturing costs and the favorable performance of its joint venture with Fuji Photo Film, more than offset the effect of lower sales.

  Chemicals and services' sales were lower primarily due to lower North American process chemical sales, which offset higher thin film and chemical management services sales. The operating loss increased as a result of lower pricing and higher manufacturing costs related to quality improvement initiatives associated with the process chemicals business.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations



 Six Months Ended June 30, 1999 Compared to 1998

  Sales decreased 13% with an operating loss in 1999 compared to an operating profit in 1998. The overall sales decrease was due in large part to the weakness of the semiconductor industry as compared to a year ago. The operating loss was due to lower volumes and pricing which were offset somewhat by lower operating expenses.

  Photopolymers' sales were lower across all product lines and operating income was lower due to the decrease in sales, partially offset by favorable manufacturing costs and the favorable performance of its joint venture with Fuji Photo Film.

  Chemicals and services' sales were lower primarily due to lower North American process chemical sales, which offset slightly higher thin film and chemical management services sales. The operating loss increased as a result of lower pricing and higher manufacturing costs related to quality improvement initiatives associated with the process chemicals business.

  The Company expects its microelectronic chemicals businesses to be modestly profitable for the year due to the benefits of its cost reduction, quality improvement and operating efficiency programs, as well as an expected modest recovery of the semiconductor industry in the second half of 1999.


Water Chemicals

                          Three Months     Six Months
                         Ended June 30,  Ended June 30,
                          1999    1998    1999    1998
                         ------  ------  ------  ------
                                ($ in millions)
Results of Operations
Sales                    $128.4  $120.5  $221.4  $191.6
Operating Income           21.6    18.0    34.1    24.7


 Three Months Ended June 30, 1999 Compared to 1998

  Sales increased 7% and operating income increased 20%. Sales of branded, bulk, and related products were comparable to prior year as strong seasonal demand for certain branded products (Pace/O/), higher bulk volumes, and higher accessory sales, were offset by lower Super Sock-It/O/ sales as a result of product constraints due to the stronger demand experienced in the first quarter of 1999 which lowered inventory levels ordinarily reduced during the second quarter. The increase in sales was primarily attributable to higher sales from the two distribution businesses, Superior Pool Products and Hydrochim. Prices were comparable to last year as higher average brand prices were offset by lower non-brand prices. Operating income increased primarily due to lower manufacturing costs and selling and administrative expenses due to improved plant performance, cost reduction initiatives, and a modest increase from the higher sales of the distribution businesses.


 Six Months Ended June 30, 1999 Compared to 1998

  Sales increased 16% and operating income increased 38%. The increase in sales was attributable to strong seasonal demand for branded products (HTH/O/, Sock-It/O/, Super Sock-It/O/, and Pace/O/) and higher bulk and export sales. Strong sales from the two distribution businesses, Superior Pool and Hydrochim, also contributed to the

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


sales increase. Prices were comparable to last year as higher average brand prices were offset by lower non-brand prices. Operating income increased as additional sales volumes, lower general and administrative expenses, and the favorable performance of its joint venture, more than offset increased advertising and sales promotional expenses.

  The Company expects improved operating performance in 1999 as compared to 1998 primarily from projected increases in volumes of branded products and lower expenses due to cost reduction initiatives.


Performance Chemicals

                          Three Months     Six Months
                         Ended June 30,  Ended June 30,
                          1999    1998    1999    1998
                         ------  ------  ------  ------
                                ($ in millions)
Results of Operations
Sales                     $86.4   $90.9  $166.2  $177.8
Operating Income           12.4    13.0    22.3    28.5


 Three Months Ended June 30, 1999 Compared to 1998

  Sales and operating income decreased 5%.

  Sales in the performance urethanes and organics business were lower as a result of lower pricing for propylene glycol and nonfoam polyols products combined with lower volumes and pricing in Latin America, principally related to surfactants products. Operating income decreased from the prior year as a result of lower prices, slightly offset by favorable operating expenses.

  Sales in the biocides business were comparable to prior year as increased sales in the building products market were offset by slightly lower volumes in the anti-dandruff and metalworking fluid markets. Operating income was slightly lower due to the unfavorable sales mix.

  Sales in the hydrazine and sulfuric acid businesses were lower due to lower hydrazine hydrate prices and volumes caused by poor Asian economic conditions and lower sulfuric acid volumes. Operating income was slightly higher as lower manufacturing costs in the sulfuric acid business and a favorable mix of propellant sales more than offset the overall sales decrease and poor plant performance in the hydrazine business.


 Six Months Ended June 30, 1999 Compared to 1998

  Sales and operating income decreased 7% and 22%, respectively.

  Sales in the performance urethanes and organics business decreased due to lower pricing for nonfoam polyols and propylene glycol products combined with lower volumes and prices in Latin America, principally related to the surfactants businesses, partially offset by higher flexible polyols volumes. Operating income decreased from the prior year as lower volumes and pricing more than offset improved domestic product mix and favorable operating expenses from cost reduction programs.

                             ARCH CHEMICALS, INC.
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations



  Sales in the biocides business were higher primarily due to increased international volumes related to the anti-dandruff and building products markets. Operating income decreased from the prior year as higher international operating costs more than offset the higher volumes. In addition, manufacturing expenses were negatively impacted by an unscheduled outage at the Rochester plant during the first quarter of 1999, resulting from a severe snowstorm.

  Sales in the hydrazine business were lower due to lower hydrazine hydrate prices and volumes caused by poor Asian economic conditions and lower Ultra Pure/TM/ sales due to the timing of different launch schedules. Operating income decreased from the prior year due to the sales shortfall and an unanticipated, extended plant outage resulting in unfavorable manufacturing costs.

  Sulfuric acid sales were comparable to prior year as lower volumes offset higher pricing. Operating income increased due to favorable manufacturing and distribution costs.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and six months ended June 30, 1999 and 1998, include $2.3 million and $4.7 million, respectively, related to the amortization of deferred income under the supply agreement.

  The Company expects operating performance for 1999 to be slightly lower than that in 1998 from its performance chemicals businesses due to the decreased operating income from the hydrazine business as a result of lower pricing and volumes related to the hydrazine hydrate business, and from the biocides business due to higher operating costs.


Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

                               Six Months
                             Ended June 30,
                             1999     1998
                            -------  -------
                            ($ in millions)

Provided By (Used For)
Net Operating Activities    $  7.6   $ 13.4
Capital Expenditures         (16.4)   (29.4)
Net Investing Activities     (18.2)   (26.2)
Net Financing Activities       7.7      6.7

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations



  Prior and up to the spin-off, the Company's financing requirements were provided by Olin.

  For the six months ended June 30, 1999, the reduction in cash flow provided by net operating activities was primarily attributable to higher working capital due to higher seasonal demand, resulting in higher accounts receivable, in the water chemicals segment as compared to 1998.

  Capital expenditures for the first half of 1999 as compared to 1998 decreased approximately 45%. The decrease is primarily attributable to the completion of certain capital projects in the microelectronic chemicals segment in 1998 and as a result of the Company's focus on reducing capital spending levels.

  Capital expenditures for 1999 are expected to decrease approximately 10-20% from 1998 as a result of the completion of such capital projects in 1998, and the Company's continued focus on reducing capital spending levels.

  On June 10, 1999, the Company paid its first quarterly dividend of $.20 on
each share of common stock.   Total dividends to shareholders were $4.6 million
during the first six months of 1999.

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

   The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to, LIBOR plus .325% to 1.00% and Prime. At June 30, 1999, the Company had $167 million of available borrowings under this Credit Facility. The Company believes that the Credit Facility is adequate to satisfy its liquidity needs for the near future.

  On July 29, 1999, the Company declared a quarterly dividend of $.20 on each share of the Company's common stock. The dividend is payable on September 10, 1999, to shareholders of record at the close of business on August 10, 1999.


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

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


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

  In the manufacturing segment, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. Through a remediation plan, which has made maximum advantage of "planned outages" in order to minimize the impact on operations, Arch remains with less than 20 items for full compliance. These remaining items are scheduled to be completed during the third quarter.

  The supply chain segment has seen much activity in terms of assessing vendor Year 2000 preparedness, identifying alternate sources, as well as insertion of certain Year 2000 compliance language in all purchase orders issued. The Company has completed a review of single source and critical suppliers. During 1999, the Company will continue to re-evaluate its suppliers on a periodic basis.

  Personal computers, networks, and PBX's represent the majority of items in the Company's infrastructure segment. The Company has deployed new Pentium Year 2000 compliant equipment in large numbers to support its SAP deployment program and for internal standards compliance. In addition, the Company has utilized software tools to test the entire PC inventory for Year 2000 compliance. The Company's wide area network and all voice mail systems and PBX's are now Year 2000 compliant.

  The Company believes its Year 2000 initiative is on track to address significant Year 2000 issues, and is supported by the findings of an independent assessment completed in December 1998. The independent assessment does not address the accuracy of the Company's cost estimates. An additional independent assessment was performed in July 1999.

  Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations are being formulated. In the area of business systems, management believes that the Company, with its operating units already migrated to Year 2000 compliant solutions, has already significantly reduced its potential risk. As added protection, software migration plans to newer releases of core business systems (e.g. Peoplesoft, SAP) include Year 2000 testing scenarios.

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

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

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

  Nonetheless, in the unlikely occurrence of some unforeseen event, contingency plans are being developed, which will include a provision for the formation of emergency teams skilled in each of the disciplines. They will be deployed to assist local personnel in the event of a Year 2000 issue at the turn of the millennium.

  The Company does not expect Year 2000 initiative costs to exceed $5 million over the next six months, inclusive of the cost for continued deployment of SAP and related infrastructure.


New Accounting Standards

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

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


Cautionary Statement under Federal Securities Laws
--------------------------------------------------



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

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


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

                             ARCH CHEMICALS, INC.
                          PART II.  OTHER INFORMATION



Item 5.   OTHER INFORMATION
          -----------------

          Effective close of business on July 23, 1999, First Chicago Trust Company of New York ("First Chicago") became the Corporation's registrar and transfer agent for the Corporation's Common Stock and Series A Participating Cumulative Preferred Stock. In addition, effective on such date, First Chicago was appointed the Rights Agent for the Corporation's Series A Participating Cumulative Preferred Stock Purchase Rights under the Rights Agreement, dated as of January 29, 1999. The Corporation and First Chicago also entered into an amendment to such Rights Agreement and such amendment is attached hereto as Exhibit 4.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)   Exhibits required by Item 601 of Regulation S-K.

                4. Amendment No. 1 dated as of July 23, 1999 to the Rights Agreement, dated as of January 29, 1999.

                27.  Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ARCH CHEMICALS, INC.
                                 --------------------
                                     (Registrant)



August 13, 1999              By: Louis S. Massimo
                                 ---------------------------------
                                 Louis S. Massimo
                                 Vice President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX



   Exhibit
      No.     Description
   ---------  -----------

      4. Amendment No. 1 dated as of July 23, 1999 to the Rights Agreement, dated as of January 29, 1999.

     27.      Financial Data Schedule.