Form 10-Q
period 1999-09-30
ARCH CHEMICALS INC
filed 1999-11-12
CIK 1072343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

             [  ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the transition period from _______ to _______


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

                                 (203) 229-2900
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES  X   NO
                                       ---     ---


As of October 29, 1999, there were 23,002,830 outstanding shares of the registrant's common stock.

                              ARCH CHEMICALS, INC.

                                      INDEX
                                      -----


                                                                                         Page Numbers
                                                                                         ------------


PART I.    FINANCIAL INFORMATION:
           ----------------------

Item 1.    Financial Statements.....................................................            2

           Condensed Consolidated Balance Sheets as of September 30, 1999
           and December 31, 1998....................................................            2

           Condensed Consolidated Statements of Income for the three and nine
           months ended September 30, 1999 and 1998.................................            3

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998........................................            4

           Notes to Condensed Consolidated Financial Statements.....................         5 - 8

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................         9 - 18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............           18


PART II.   OTHER INFORMATION:
           ------------------

Item 6.    Exhibits and Reports on Form 8-K.........................................           19

Signatures..........................................................................           20

Exhibit Index.......................................................................           21


PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                              ARCH CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                     (In millions, except per share amounts)


                                                                                  Unaudited
                                                                                September 30,      December 31,
                                                                                    1999              1998
                                                                                    ----              ----
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents                                                    $   19.2            $    7.1
   Accounts receivable, net                                                        201.2               141.7
   Inventories, net                                                                128.8               139.3
   Other current assets                                                             27.6                25.6
                                                                                --------            --------
     Total current assets                                                          376.8               313.7
Investments and advances - affiliated companies at equity                           18.4                21.1
Property, plant and equipment, net                                                 320.9               331.6
Goodwill                                                                            37.7                34.8
Other assets                                                                        23.9                20.4
                                                                                --------            --------
   Total assets                                                                 $  777.7            $  721.6
                                                                                ========            ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
   Short-term borrowings                                                        $   28.7            $    0.9
   Accounts payable                                                                106.1               106.7
   Accrued liabilities                                                              67.3                59.0
                                                                                --------            --------
     Total current liabilities                                                     202.1               166.6
Long-term debt                                                                      81.5                 7.0
Other liabilities                                                                   47.5                43.5
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share,
      Authorized 100.0 shares:
      23.0 shares issued and outstanding in 1999                                    23.0                  --
   Additional paid-in capital                                                      422.9                  --
   Retained earnings from February 8, 1999                                          24.9                  --
   Equity                                                                             --               519.0
   Cumulative translation adjustment                                               (24.2)              (14.5)
                                                                                --------            --------
      Total shareholders' equity                                                   446.6               504.5
                                                                                --------            --------
    Total liabilities and shareholders' equity                                  $  777.7            $  721.6
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

                              ARCH CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                     (In millions, except per share amounts)



                                                                        Three Months               Nine Months
                                                                      Ended September 30,      Ended September 30,
                                                                     1999           1998        1999         1998
                                                                     ----           ----        ----         ----

Sales                                                             $   201.6    $   203.6     $ 694.8    $   694.4
Operating expenses:
   Cost of goods sold                                                 151.0        152.9       499.1        493.7
   Selling and administration                                          40.1         41.0       123.9        127.9
   Research and development                                             4.9          4.3        13.8         13.1
                                                                  ---------    ---------     -------    ---------
     Operating income                                                   5.6          5.4        58.0         59.7
                                                                  ---------    ---------     -------    ---------
Equity in earnings of affiliated companies                              1.3          0.8         4.0          2.8
Interest expense                                                        1.5          0.2         4.1          0.4
Interest income                                                         0.1          0.2         0.5          0.7
                                                                  ---------    ---------     -------    ---------
   Income before taxes                                                  5.5          6.2        58.4         62.8
Income taxes                                                            1.4          2.2        19.9         21.4
                                                                  ---------    ---------     -------    ---------
   Net income                                                     $     4.1    $     4.0     $  38.5    $    41.4
                                                                  =========    =========     =======    =========


Basic and diluted income per common share                         $    0.18    $    0.14 (a) $  1.67    $    1.65 (a)
                                                                  =========    =========     =======    =========

Weighted average common shares outstanding:
   Basic                                                               23.0         23.0 (a)    23.0         23.0 (a)
                                                                  =========    =========     =======    =========

   Diluted                                                             23.1         23.0 (a)    23.1         23.0 (a)
                                                                  =========    =========     =======    =========




(a) Pro forma financial information - In January 1999, Olin borrowed $75 million and on February 8, 1999 the Company assumed this debt from Olin. Pro forma income per share of $0.14 and $1.65 are based upon pro forma net income of $3.2 million and $38.0 million and pro forma common stock outstanding of 23.0 million shares for the three and nine months ended September 30, 1998, respectively. Pro forma net income reflects pro forma interest expense of $1.5 million and $5.7 million on assumed borrowings for the three and nine months ended September 30, 1998, respectively. This assumes that $75 million was outstanding for such periods and that the Company has seasonal weighted average borrowings related to the Water Chemicals segment of $40 million for the first six months of 1998. Such borrowings were assumed to be at an aggregate effective rate of 7% for the three and nine months ended September 30, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.



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

                              ARCH CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                      Nine Months
                                                                                   Ended September 30,
                                                                                   -------------------
                                                                                  1999             1998
                                                                                  ----             ----
Operating activities
--------------------
Net income                                                                     $  38.5             $  41.4
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities:
    Equity in earnings of affiliates                                              (4.0)               (2.8)
    Depreciation and amortization                                                 40.1                34.3
    Deferred taxes                                                                 1.2                 5.5
    Change in assets and liabilities, net of purchase of business:
        Receivables                                                              (58.5)               (0.6)
        Inventories                                                               10.9                17.6
        Other current assets                                                      (0.8)                0.9
        Accounts payable and accrued liabilities                                   5.3               (14.8)
        Noncurrent liabilities                                                    (2.0)               (6.1)
Other operating activities                                                        (0.5)                0.3
                                                                               -------             -------

  Net operating activities                                                        30.2                75.7
                                                                               -------             -------

Investing activities
--------------------
Capital expenditures                                                             (34.1)              (52.2)
Business acquired in purchase transaction                                         (8.0)                 --
Other investing activities                                                         1.2                (2.5)
                                                                               -------             -------

  Net investing activities                                                       (40.9)              (54.7)
                                                                               -------             -------

Financing activities
--------------------
Long-term debt borrowings, net                                                    74.6                  --
Short-term borrowings (repayments)                                                27.7                (1.0)
Dividends paid                                                                    (9.2)                 --
Transfer to Olin                                                                 (71.6)              (25.6)
Other financing activities                                                         0.3                  --
                                                                               -------             -------

  Net financing activities                                                        21.8               (26.6)
                                                                               -------             -------

Effect of exchange rate changes on cash and cash equivalents                       1.0                 2.1
                                                                               -------             -------

  Net increase (decrease) in cash and cash equivalents                            12.1                (3.5)
Cash and cash equivalents, beginning of year                                       7.1                 9.0
                                                                               -------             -------

Cash and cash equivalents, end of period                                       $  19.2             $   5.5
                                                                               =======             =======

Supplemental cash flow information:
Taxes paid                                                                     $  13.2             $    --
                                                                               =======             =======
Interest paid                                                                  $   3.5             $   0.4
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

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)


Basis of  Presentation

         These condensed financial statements have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 1998. The Company's water chemicals segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the water chemicals segment for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Inventories


                                                               September 30,           December 31,
                                                                   1999                    1998
                                                              -----------------      -------------------
             Raw materials and supplies                            $ 55.2                  $ 55.4
             Work in process                                          9.9                    14.2
             Finished goods                                         116.1                   121.7
                                                              -----------------      -------------------
             Inventories, gross                                     181.2                   191.3
             LIFO reserve                                           (52.4)                  (52.0)
                                                              -----------------      -------------------
             Inventories, net                                      $128.8                  $139.3
                                                              =================      ===================

         Inventories are valued principally by the dollar value last-in, first-out ("LIFO") method of inventory accounting. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at September 30, 1999 reflect certain estimates relating to inventory quantities and costs at December 31, 1999.

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

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)

         A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):

                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,             September 30,
                                                                      1999                     1999
                                                               -------------------      -------------------
              Basic                                                   23.0                     23.0
              Common equivalent shares from stock options
                using the treasury stock method                        0.1                      0.1
                                                               -------------------      -------------------
              Diluted                                                 23.1                     23.1
                                                               ===================      ===================


         Pro forma earnings per share is based upon pro forma net income of $3.2 and $38.0 and pro forma common stock outstanding of 23.0 million shares for the three and nine months ended September 30, 1998. Pro forma net income reflects pro forma interest expense of $1.5 and $5.7 on borrowings for the three and nine months ended September 30, 1998, respectively. This assumes that $75.0 of debt assumed from Olin was outstanding (see Long-Term Debt) for such periods and that the Company had seasonal weighted average borrowings related to the water chemicals segment of $40.0 for the first six months of 1998. Such borrowings were assumed to be at an aggregate effective interest rate of 7% for the three and nine months ended September 30, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to such distribution.

Comprehensive Income

         The Company's other comprehensive income currently consists solely of the cumulative translation adjustment. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. Comprehensive income for the three and nine months ended September 30, 1999 and 1998 was $5.2 and $28.8, and $7.1 and $43.5, respectively.

Long-Term Debt

         On January 27, 1999, Olin obtained an unsecured $125 revolving five-year credit facility which expires in January 2004 and an unsecured $125, 364-day facility which expires in January 2000 (collectively, the "Credit Facility"). Olin borrowed $75 under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 of debt.

         The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of $65 plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to, LIBOR plus 0.325% to 1.00% and Prime.

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





                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                      1999         1998             1999            1998
                                                  ------------------------      ------------------------------
          Sales:
             Microelectronic Chemicals                $ 55.2       $ 55.1           $160.8          $176.5
             Water Chemicals                            63.2         66.4            284.6           258.0
             Performance Chemicals                      83.2         82.1            249.4           259.9
                                                  ------------------------      ------------------------------
                Total Sales                           $201.6       $203.6           $694.8          $694.4
                                                  ========================      ==============================

          Operating Income (Loss):
             Microelectronic Chemicals               $  (1.5)      $ (3.7)          $ (2.8)         $ (0.6)
             Water Chemicals                            (0.8)        (3.0)            33.3            21.7
            Performance Chemicals -
               Before Nonrecurring Expenses             11.5         12.9             33.8            41.4
                                                  ------------------------      ------------------------------
                Total Operating Income
                   Before Nonrecurring
                   Expenses                              9.2          6.2             64.3            62.5
               Nonrecurring Expenses (a)                (2.3)          --             (2.3)             --
                                                  ------------------------      ------------------------------
                Total Operating Income                $  6.9       $  6.2          $  62.0          $ 62.5
                                                  ========================      ==============================

          Capital Spending:
             Microelectronic Chemicals                $  4.7       $ 14.4           $  9.3          $ 33.1
             Water Chemicals                             4.8          2.5              6.9             7.2
             Performance Chemicals                       8.2          5.9             17.9            11.9
                                                  ------------------------      ------------------------------

                Total Capital Spending                $ 17.7       $ 22.8           $ 34.1          $ 52.2
                                                  ========================      ==============================


(a) Nonrecurring expenses associated with the Performance Chemicals segment relate to an arbitration award and expenses related to the decision to delay the construction of a facility in China.

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

         There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the nine months ended September 30, 1999 except that on August 18, 1999, an arbitration panel ruled unfavorably against the Company in a matter concerning a toxicology data package resulting in a nonrecurring charge during the third quarter.

         See the Company's most recent Form 10-K for additional information on the above items.

Subsequent Event

         On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              ARCH CHEMICALS, INC.
          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Overview
--------

This management's discussion and analysis of financial condition and results of operations also covers periods when the Company was not a separate, independent corporation and when it operated as the specialty chemical businesses of Olin. However, such discussion and analysis has been prepared as if the Company were a separate entity for all such periods discussed. In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company's water chemicals segment is seasonal in nature. Historically, approximately forty percent of the sales in the water chemicals business occur in the second quarter of the fiscal year, as sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. In addition, segment operating income includes the equity in earnings of affiliated companies.


Results of Operations
---------------------

Consolidated

                                                            Three Months                  Nine Months
                                                         Ended September 30,           Ended September 30,
                                                         1999         1998             1999         1998
                                                         ----         ----             ----         ----
                                                             (In millions, except per share amounts)

Sales                                                  $201.6       $203.6            $694.8       $694.4
Gross Margin                                             50.6         50.7             195.7        200.7
Selling and Administration                               37.8         41.0             121.6        127.9
Nonrecurring Expenses                                     2.3           --               2.3           --
Research and Development                                  4.9          4.3              13.8         13.1
Equity in Earnings of Affiliated Companies                1.3          0.8               4.0          2.8
Interest Expense                                          1.5          1.5 (a)           4.1          5.7 (a)
Net Income                                             $  4.1       $  3.2 (a)        $ 38.5        $38.0 (a)

Basic and Diluted Income Per Share                     $ 0.18       $ 0.14 (a)        $ 1.67        $1.65 (a)
Weighted Average Common Stock Outstanding:
   Basic                                                 23.0         23.0 (a)          23.0         23.0 (a)
   Diluted                                               23.1         23.0 (a)          23.1         23.0 (a)


Note:
-----
(a) Pro Forma Financial Information - In January 1999, Olin Corporation ("Olin") borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Pro forma income per share of $0.14 and $1.65 are based upon pro forma net income of $3.2 million and $38.0 million and pro forma common stock outstanding of 23.0 million shares for the three and nine months ended September 30, 1998, respectively. Pro forma net income reflects pro forma interest expense of $1.5 million and $5.7 million on borrowings for the three and nine months ended September 30, 1998, respectively. This assumes that $75 million was outstanding for such periods and that the Company had seasonal weighted average borrowings related to the water chemicals segment of $40 million for the first six months of 1998. Such borrowings were assumed to be at an aggregate effective interest rate of 7% for the three and nine months ended September 30, 1998. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


   Three Months Ended September 30, 1999 Compared to 1998

     Sales decreased 1%. The decrease in sales was due to a 4% decrease in pricing offset in part by a 3% increase in volumes. The decrease in pricing and increase in volumes was primarily related to the microelectronic chemicals and performance chemicals segments.

     Gross margin percentage was 25.1% and 24.9% for 1999 and 1998, respectively. The increase in gross margin was due to higher volumes in the microelectronic chemicals and performance chemicals segments, partially offset by lower volumes in the water chemicals segment. In addition, 1999 results were impacted by lower manufacturing costs partly due to the timing of a plant maintenance outage for water chemicals.

     Selling and administration expenses, excluding nonrecurring expenses, as a percentage of sales decreased to 18.8% in 1999 from 20.1% in 1998. The decrease is primarily the result of cost-saving initiatives which more than offset incremental public company costs. Nonrecurring expenses of $2.3 million associated with an unfavorable arbitration award and the decision to delay construction of a facility in China were incurred during the quarter. Including nonrecurring expenses, selling and administrative expenses as a percentage of sales were 19.9% in 1999.

     Research and development expenses as a percentage of sales were 2% in 1999 and 1998.

     Equity in earnings of affiliated companies increased $0.5 million due to the favorable performance of both of the Company's joint ventures.

     Interest expense was $1.5 million in 1999 and was comparable to pro forma interest expense of $1.5 million in 1998.

     The effective tax rate for the third quarter was 25% in 1999 and 34% in 1998. During the quarter, the full-year effective tax rate was reduced from 35% to 34% due to a change in estimated foreign taxes. This resulted in the lower effective tax rate for the quarter.

   Nine Months Ended September 30, 1999 Compared to 1998

     Sales were comparable to the prior year, as a 3% increase in volumes was offset by a 3% decrease in pricing. The increase in volumes was related to the water chemicals segment, offset somewhat by lower volumes in the microelectronic chemicals segment. The decrease in pricing was primarily related to the microelectronic chemicals and performance chemicals segments.

     Gross margin percentage was 28.2% for 1999 and 28.9% for 1998. The decrease in gross margin was primarily due to the weakness in the semiconductor industry resulting in both lower volumes and pricing in the microelectronic chemicals segment, and lower pricing in the performance chemicals segment. In addition, 1999 results were impacted by higher manufacturing costs in the performance chemicals segment.

     Selling and administration expenses, excluding the nonrecurring expenses discussed above, as a percentage of sales decreased to 17.5% in 1999 from 18.4% in 1998. The decrease is primarily a result of cost-saving initiatives which more than offset incremental public company costs and higher advertising expenses in the water chemicals segment. Including nonrecurring expenses, selling and administration expenses as a percentage of sales were 17.8% in 1999.

     Research and development expenses as a percentage of sales were 2% in 1999 and 1998.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


     Equity in earnings of affiliated companies increased $1.2 million due to the favorable performance of both of the Company's joint ventures.

     Interest expense was $4.1 million in 1999 compared to pro forma interest expense of $5.7 million in 1998. The decrease was primarily due to lower average working capital borrowings and lower rates on such borrowings than those assumed in prior years.

     The effective tax rate of 34% is consistent with 1998.

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and nine months ended September 30, 1999 and 1998, include $2.4 million and $7.1 million, respectively, related to the amortization of deferred income under the supply agreement.

     For the full fiscal year, the Company's 1999 sales and operating income are expected to be higher than 1998, and diluted income per share is now expected to be in the $1.75 range due in part to the short-term impact of higher raw material costs and the continued negative performance of the process chemicals product line. Excluding the nonrecurring charges of $2.3 million, diluted income per share is expected to be in the $1.82 range.


Microelectronic Chemicals

                                     Three Months              Nine Months
                                 Ended September 30,       Ended September 30,
                                    1999       1998         1999        1998
                                    -----      -----        -----       ----
                                                ($ in millions)
      Results of Operations
      Sales                        $55.2       $55.1       $160.8     $176.5
      Operating Loss                (1.5)       (3.7)        (2.8)      (0.6)



   Three Months Ended September 30, 1999 Compared to 1998

     Sales were comparable to the prior year. The segment reported improved operating performance in 1999 compared to 1998. The results for the quarter were negatively impacted by the depressed results of the process chemicals product line. Process chemicals reported sales of $16.7 million and incurred an operating loss of $3.1 million compared to sales of $18.8 million and an operating loss of $3.1 million in 1998.

     Excluding the impact of the process chemicals product line, sales increased 6% and operating income improved significantly. This increase in operating income was due to higher sales across all product lines, lower operating expenses resulting from cost reduction initiatives, and favorable joint venture performance.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations



   Nine Months Ended September 30, 1999 Compared to 1998

     Sales decreased 9%. The segment reported an operating loss in both periods. The results for the nine month period were negatively impacted by the depressed results of the process chemicals product line. Process chemicals reported sales of $50.7 million and incurred an operating loss of $8.8 million in 1999 compared to sales of $60.7 million and an operating loss of $5.9 million in 1998. The lower results reported for the process chemicals business are primarily due to changes in the competitive environment which have created a more commodity driven marketplace resulting in lower volumes and pricing.

     Excluding the impact of the process chemicals product line, sales decreased 5%, however operating income was higher. This decrease in sales was due in large part to the weakness in the semiconductor industry as compared to a year ago. The increase in operating income was due to lower operating expenses resulting from cost reduction initiatives and favorable joint venture performance.



Water Chemicals

                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                   1999       1998         1999       1998
                                   -----      -----        -----      ----
                                                ($ in millions)
     Results of Operations
     Sales                        $63.2       $66.4       $284.6    $258.0
     Operating Income (Loss)       (0.8)       (3.0)        33.3      21.7


   Three Months Ended September 30, 1999 Compared to 1998

     Sales decreased 5% during the seasonally slower third quarter. The segment reported improved operating performance in 1999 compared to 1998. The sales decrease was principally driven by lower branded product volumes as sales of the distribution businesses, Superior Pool Products and Hydrochim, were comparable to last year. The improvement in operating results was attributable to lower manufacturing costs and lower raw material costs (chlorinated isocyanurates), which more than offset reduced operating profits in the distribution businesses. The lower manufacturing costs were partly due to the timing of a plant maintenance outage.

   Nine Months Ended September 30, 1999 Compared to 1998

     Sales increased 10% and operating income increased 53%. The increase in sales was attributable to increased volumes from the distribution businesses and higher bulk, export and branded volumes (HTH(R) and Pace(R)). Prices were comparable to last year as higher average brand prices were offset by lower bulk prices. Operating income increased as additional sales volumes and the favorable performance of its joint venture, more than offset increased advertising expenses. Operating income for the distribution businesses was comparable to prior year.

     The distribution businesses' operating margins are below those of the other water chemical product lines and do not have a stragetic connection with any of Arch's other businesses. Therefore, the Company is pursuing strategic options with respect to its distribution businesses which may involve one or both of such businesses.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations



Performance Chemicals


                                              Three Months             Nine Months
                                          Ended September 30,      Ended September 30,
                                             1999       1998         1999       1998
                                             -----      -----        -----  -   ----
                                                           ($ in millions)
     Results of Operations
     Sales                                  $83.2       $82.1       $249.4     $259.9
     Operating Income:
        Before Nonrecurring Expenses         11.5        12.9         33.8       41.4
        Nonrecurring Expenses                (2.3)         --         (2.3)        --
                                             ----        ----         ----       ----
     Operating Income                         9.2        12.9         31.5       41.4


   Three Months Ended September 30, 1999 Compared to 1998

     Sales increased 1% and operating income decreased 29%. Excluding $2.3 million of nonrecurring expenses relating to an unfavorable arbitration award and the decision to delay construction of a facility in China, both of which are associated with the biocides business, operating income decreased 11% primarily due to lower hydrazine hydrate pricing.

     Performance urethanes and organics sales were comparable as higher propylene glycol volumes were offset by lower pricing in Latin America, principally related to surfactants products. Operating income was comparable as lower selling, general and administrative expenses offset higher raw material costs.

     Biocides sales were 24% higher primarily due to increased volumes in the anti-dandruff and building products markets. Operating income before nonrecurring expenses was higher, as the impact of higher sales was partially offset by higher manufacturing costs.

     Hydrazine sales were 20% lower due to lower hydrazine hydrate pricing and volumes, partially offset by strong sales of UltraPureTM hydrazine. The lower hydrazine hydrate sales were caused by poor economic conditions in Asia. Operating income decreased due to lower hydrazine hydrate sales and higher manufacturing costs.

     Sulfuric acid sales were comparable. Operating income was lower as a result of higher manufacturing costs.


   Nine Months Ended September 30, 1999 Compared to 1998

     Sales decreased 4% and operating income decreased 24%. Excluding the nonrecurring expenses discussed above, operating income decreased 18% primarily due to lower hydrazine hydrate sales.

     Performance urethanes and organics sales decreased due to lower pricing and volumes for nonfoam polyols and lower pricing for propylene glycol products combined with lower volumes and prices in Latin America, principally related to the surfactants businesses. Operating income decreased from the prior year as lower volumes and pricing more than offset improved domestic product mix and favorable operating expenses from cost reduction programs.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations



     Biocides sales were higher primarily due to increased international volumes related to the anti-dandruff and building products markets. Operating income before nonrecurring expenses was higher due to the impact of higher sales partially offset by higher international operating costs. In addition, manufacturing expenses were negatively impacted by an unscheduled outage at the Rochester plant during the first quarter of 1999 resulting from a severe snowstorm.

     Hydrazine sales were lower due to lower hydrazine hydrate prices and volumes caused by poor Asian economic conditions and lower Ultra PureTM sales due to the timing of different launch schedules. Operating income decreased from the prior year due to the sales shortfall and an unanticipated, extended plant outage resulting in unfavorable manufacturing costs.

     Sulfuric acid sales were comparable to prior year as lower volumes offset higher pricing. Operating income increased slightly compared to prior year.

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and nine months ended September 30, 1999 and 1998, include $2.4 million and $7.1 million, respectively, related to the amortization of deferred income under the supply agreement.


Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data

                                       Nine Months
                                   Ended September 30,
                                     1999       1998
                                     ----       ----
                                     ($ in millions)
Provided By (Used For)
Net Operating Activities         $  30.2     $ 75.7
Capital Expenditures               (34.1)     (52.2)
Net Investing Activities           (40.9)     (54.7)
Net Financing Activities            21.8      (26.6)


Prior and up to the spin-off, the Company's financing requirements were provided by Olin.

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


     For the nine months ended September 30, 1999, the reduction in cash flow provided by net operating activities was primarily attributable to higher working capital due to higher seasonal demand, resulting in higher accounts receivable in the water chemicals segment as compared to 1998.

     Capital expenditures for the first nine months of 1999 as compared to 1998 decreased approximately 35%. The decrease is primarily attributable to the completion of certain capital projects in the microelectronic chemicals segment in 1998 and as a result of the Company's focus on reducing capital spending levels.

     Capital expenditures for 1999 are expected to decrease approximately 25-35% from 1998 as a result of the completion of such capital projects in 1998, the decision to delay construction of a facility in China, and the Company's continued focus on reducing capital spending levels.

     In September 1999, Arch purchased the hydroquinone di (beta-hydroxyethyl) ether ("HQEE") specialty chemicals business of Eastman Chemical Company, Kingsport, Tennessee.

     On September 10, 1999, the Company paid its second quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $9.2 million during the first nine months of 1999.

      On January 27, 1999, Olin obtained an unsecured $125 million revolving five-year credit facility which expires in January 2004 and an unsecured $125 million, 364-day facility which expires in January 2000 (collectively, the "Credit Facility"). Olin borrowed $75 million under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 million of debt.

      The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to, LIBOR plus 0.325% to 1.00% and the prime rate. At September 30, 1999, the Company had $167 million of available borrowings under this Credit Facility. The Company believes that the Credit Facility is adequate to satisfy its liquidity needs for the near future.

      On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. The Company believes that its current financing ability and liquidity is more than adequate to fund this program and allows it to continue to pursue strategic acquisitions.

     On October 28, 1999, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on December 10, 1999, to shareholders of record at the close of business on November 10, 1999.


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

     In the manufacturing segment, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. Through a remediation plan, which has made maximum advantage of "planned outages" in order to minimize the impact on operations, Arch remains with 11 items for full compliance. These remaining items are scheduled to be completed during November 1999.

     The supply chain segment has seen much activity in terms of assessing vendor Year 2000 preparedness, identifying alternate sources, as well as insertion of certain Year 2000 compliance language in all purchase orders issued. The Company has completed a review of single source and critical suppliers. During the remainder of 1999, the Company will continue to re-evaluate its suppliers on a periodic basis.

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

     The Company believes its Year 2000 initiative is on track to address significant Year 2000 issues, and is supported by the findings of independent assessments completed in December 1998 and July 1999. The independent assessments did not address the accuracy of the Company's cost estimates.

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

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


     The Company continues to focus attention to the manufacturing segment. It has deployed several independent initiatives to identify embedded systems, develop comprehensive equipment lists, obtain vendor certifications of Year 2000 compliance, and insure that adequate remediation plans are in place. It has developed plans for further testing with respect to key manufacturing equipment and systems, during periods of scheduled outages.

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

     Nonetheless, in the unlikely occurrence of some unforeseen event, contingency plans have been developed, which include a provision for the formation of emergency teams skilled in each of the disciplines. They will be deployed to assist local personnel in the event of a Year 2000 issue at the turn of the millennium. A plan to track the millennium rollover status at each of Arch's locations has also been developed. A centralized Year 2000 command center will be established and manned throughout the rollover time period. In addition, certain manufacturing plants have scheduled partial to total shutdowns during the millennium rollover.

     The Company does not expect Year 2000 initiative costs to exceed $1 million over the next three months, inclusive of the cost for continued deployment of SAP and related infrastructure.


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

                              ARCH CHEMICALS, INC.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


Cautionary Statement under Federal Securities Laws
--------------------------------------------------


The information in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its business segments operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "projects," "should," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions, lack of moderate growth in the U.S. economy or even a slight recession in 1999, loss of a key customer, higher than expected raw material costs for chemical product lines, increased foreign competition in the calcium hypochlorite markets, lack of stability, recovery or growth in the semiconductor industry, the Company's ability to maintain chemical price increases, the supply/demand balance for the Company's products, failure to achieve targeted cost reduction, quality improvement and operating efficiency programs, unsuccessful entry into new markets for electronic chemicals, continued poor economic conditions in Asia, capital expenditures, such as cost overruns, in excess of those scheduled, the occurrence of unexpected manufacturing interruptions/outages, environmental costs in excess of those projected, increased competitive and/or customer pressure, failure of customers to accept new products such as deep UV, efficacy of new technology, changes in U.S. laws and regulations, costs or difficulties relating to the establishment of the Company as an independent entity, and unfavorable arbitration, court or jury decisions.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes from that reported in the Company's Form 10-K for the year ended December 31, 1998.

                              ARCH CHEMICALS, INC.
                           PART II. OTHER INFORMATION




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits required by Item 601 of Regulation S-K.


              27.      Financial Data Schedule.


         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

                                                   ARCH CHEMICALS, INC.
                                                   --------------------
                                                       (Registrant)



November 12, 1999                            By:  Louis S. Massimo
                                                  ----------------
                                                  Louis S. Massimo
                                                  Vice President and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX



Exhibit
   No.          Description                                 Page
   ---          -----------                                 ----


   27.          Financial Data Schedule                       22