Form 10-K
period 1999-12-31
ARCH CHEMICALS INC
filed 2000-03-09
CIK 1072343

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
                SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________________

                         COMMISSION FILE NUMBER 1-14601
                              ARCH CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Virginia                                     06-1526315
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

         501 Merritt 7                                      06851
          Norwalk, CT                                    (ZIP CODE)
    (ADDRESS OF PRINCIPAL
      EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 229-2900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       -------------------                         ---------------------
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

Yes _X_ No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

     As of January 31, 2000, the aggregate market value of registrant's common stock held by non-affiliates of registrant was approximately $359,920,104.

     As of January 31, 2000, 22,538,963, shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE
                     IN THIS FORM 10-K AS INDICATED HEREIN:

                                                              PART OF 10-K
               DOCUMENT                                  INTO WHICH INCORPORATED
               --------                                  -----------------------
Proxy Statement relating to Arch's 2000
Annual Meeting of Shareholders                                  Part III

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                     PART I

                                                                        PAGE NO.
                                                                        --------
Item 1   Business .........................................................    1
Item 2   Properties .......................................................    7
Item 3   Legal Proceedings ................................................    9
Item 4   Submission of Matters to a Vote of Security Holders ..............   10

                                     PART II

Item 5   Market for Registrant's Common Equity
              and Related Stockholder Matters                                 12
Item 6   Selected Financial Data ..........................................   12
Item 7   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   13
Item 7A  Quantitative and Qualitative Disclosures
              about Market Risk                                               22
Item 8   Financial Statements and Supplementary Data ......................   24
Item 9   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          44

                                    PART III

Item 10  Directors and Executive Officers of the Registrant ...............   44
Item 11  Executive Compensation ...........................................   44
Item 12  Security Ownership of Certain Beneficial Owners
              and Management                                                  44
Item 13  Certain Relationships and Related Transactions ...................   44

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..  44

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Arch Chemicals, Inc. ("Arch" or the "Company") is a specialty chemicals manufacturer which supplies value added products and services to several industries on a worldwide basis, including the consumer products and the semiconductor industries. The principal businesses in which the Company competes are microelectronic chemicals, water chemicals and performance chemicals. The Company's ability and willingness to provide superior levels of technical customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the common skills on which the Company relies in servicing its global markets and customers.

     The Company was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation ("Olin") for the purpose of effecting a tax-free distribution of Olin's Specialty Chemical Businesses ("Distribution") to the shareholders of Olin. The Distribution occurred on February 8, 1999 ("Distribution Date") upon which the Company became a separate, independent company. In the Distribution, for every two shares of Olin Common Stock held by a shareholder of record as of February 1, 1999, the shareholder received one share of the Company's Common Stock ("Common Stock") (such one share for every two being the "Distribution Ratio").

     Information as to sales and income (loss) of, and the total assets attributable to, each of the Company's segments as of the last three fiscal years appears in Note 9 "Segment Reporting" to the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Report.

     The term "Company" as used herein means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.


1999 EVENTS

     In September 1999, the Company purchased the hydroquinone di (beta-hydroxyethyl) ether ("HQEE") business of Eastman Chemical Company. HQEE is an aromatic chain extender used in high performance applications for thermoplastic urethanes and cast elastomers.

     On October 28, 1999, the Company's Board of Directors approved a stock repurchase program, whereby the Company is authorized to buy back up to 1.2 million shares of its Common Stock, representing approximately five percent of its then outstanding shares. Shares are expected to be repurchased from time to time in the open market, or otherwise, as conditions warrant.


PRODUCTS AND SERVICES

     The Company's principal products and services fall within three businesses: microelectronic chemicals, water chemicals and performance chemicals. For financial information about each of the Company's industry segments, and foreign and domestic and export sales, see Note 9 "Segment Reporting" to the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Report. The principal products of each business are described below.


   MICROELECTRONIC CHEMICALS

     The Company manufactures and supplies a range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world.

     The Company manufactures a wide range of photoresist and ancillary products encompassing negative, g-line, i-line and 248nm deep UV technologies to meet the constantly evolving needs of the semiconductor industry. The Company has recently announced new products based on two new series of 248nm deep UV resists, new advanced i-line products and environmentally-friendly residue removers and has begun sampling both thin imaging systems (TIS2000) and single-layer 193nm resist materials. The current focus of the photoresist research and development efforts is aimed at evolving the technology platforms underlying these products through modification of the respective materials chemistries to meet the ongoing demands of the semiconductor industry. The Company is pursuing advanced photoresist development through internal development, strategic alliances and licensing agreements.

     The microelectronic chemicals sold by the Company also include a variety of high purity acids, bases, oxidizers, etchants and solvents (collectively referred to as "process chemicals"). The industry structure in which the process chemicals business operates results in low profitability at present. Its customer group is concentrated and enjoys significant purchasing leverage. Manufacturing overcapacity exists and, unless the industry rationalizes, will exist in the foreseeable future. This results in unsatisfactory pricing. In addition, the industry suffers from inefficiencies in manufacturing, asset utilization, logistics, research and development, and selling and administrative costs.

     Another microelectronic chemical product line, referred to as thin film systems, includes film deposition precursors, dopants, chlorine sources and chemical delivery equipment.

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


   WATER CHEMICALS

     The Company manufactures and sells chemicals and distributes equipment on a worldwide basis for the sanitization and recreational use of residential and commercial pool water, and the purification of potable water. The Company sells both calcium hypochlorite and chlorinated isocyanurates for the sanitization of residential and commercial pool water. The Company is a leading worldwide producer of calcium hypochlorite with 65% to 70% available chlorine. The Company has a competitive advantage through ownership of the J3 technology which enables it to produce calcium hypochlorite with superior dissolving characteristics and 75% available chlorine as compared to calcium hypochlorite with 65% available chlorine. The Company owns widely recognized brand names for both calcium hypochlorite (HTH(R)) and chlorinated isocyanurates (Pace(R)). The Company's water chemical products are sold under a variety of brand names, including Company-owned trademarks such as Sock-It(R), Super Sock-It(R), Duration(R) and Pulsar(R). The Company's water chemical products are also distributed as private label brands. In addition to the pool water sanitizers, calcium hypochlorite and chlorinated isocyanurates, the Company sells ancillary chemicals and accessories for the maintenance and recreational use of residential and commercial pools.

     The Company's water chemical products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company has plans to expand its presence in the municipal water market both domestically and internationally.

     In 1999, approximately 78% of the Company's water chemical sales were within North America, and the remaining 22% were throughout the rest of the world. In North America, the Company sells water chemical products either directly to retail or through independent third party distributors. The Company also has subsidiaries and ownership interests in joint ventures in South Africa and Brazil which manufacture and distribute calcium hypochlorite to local markets.

     In addition to the manufacture and sale of water chemicals, the Company distributes chemicals, equipment, parts and accessories for pools mainly through two wholly-owned subsidiaries. One subsidiary, Superior Pool Products, Inc., is headquartered in Anaheim, California with 19 locations throughout Arizona, California and Nevada. Another subsidiary, Hydrochim, S.A., located in France, distributes chemicals and equipment throughout Europe. The Company is currently pursuing a sale of Superior Pool Products, Inc.


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

     The Company's performance chemicals business manufactures flexible polyols, specialty polyols, urethane systems and glycols and glycol ethers. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company's wholly-owned, Venezuelan subsidiary, Etoxyl, C.A., for South American markets. Specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company's Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze and provides custom manufacturing of specialty chemicals for a small group of companies.

     The performance chemicals business also manufactures biocides that control the growth of micro-organisms, particularly fungi and algae, and control dandruff on the scalp. All of the biocide products are marketed under the well recognized trademarks, Omadine(R), Omacide(R) and Triadine(R) biocides. The majority of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing concentrates, forms and salts and the Company is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate ("IPBC"), a broad spectrum fungicide, and serves the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in the development stages. Biocides make up a small portion of the customers' end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation's other components. Meeting the biocide customer's needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company's ability to meet these needs makes it a preferred supplier in the high growth, anti-dandruff market. The Company is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and anti-foulant paints. The manufacturing flexibility of the biocides assets also permits the Company to offer fine chemical custom manufacturing services.

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

     MICROELECTRONIC CHEMICALS. The principal raw materials for the microelectronic chemicals business include sulfuric acid, hydrofluoric acid, nitric acid, phosphoric acid, hydrochloric acid, hydrogen peroxide, ammonia, isopropyl alcohol, acetone, tetraethylorthosilicate (TEOS), dichloroethylene
(DCE), trichloroethane (TCA), phosphorous oxychloride (POCL3), hexamethyldisilazone (HMDS), custom polymers, photoinitiators, tetra methyl ammonium hydroxide (TMAH) and custom polyimide resins and photosensitizers.

     WATER CHEMICALS. The principal raw materials for the water chemicals business include chlorine, caustic soda, lime and chlorinated isocyanurates.
Chlorine and caustic soda are provided by Olin pursuant to a long term chlor-alkali supply agreement with Olin and with respect to the Company's Charleston facility, are delivered via a pipeline from the adjacent Olin facility. The balance of the raw materials are purchased from other suppliers and are readily available.

     PERFORMANCE CHEMICALS. The raw materials for the performance chemicals business include a variety of chemicals including propylene, propylene oxide, ethylene oxide, pyridine, iodine, propargyl butyl carbamate, chlorine, caustic soda, sulfur and ammonia. For this segment, propylene is the most significant raw material and is subject to price volatility.

     Electricity is the predominant energy source for the Company's manufacturing facilities and is primarily supplied to the Company by public or government utilities. Natural gas used for steam production is an important energy source for many of the Company's manufacturing sites and is purchased from multiple suppliers.


RESEARCH AND DEVELOPMENT AND PATENTS

     The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were approximately $17.7 million in 1999, $16.2 million in 1998 and $21.1 million in 1997.

     In general, intellectual property is important to the Company, but no one technology, patent, or license or group thereof related to a specific process or product is of material importance to the Company as a whole. The Company believes that its broad patent portfolio in the microelectronic chemicals segment provides a sustainable competitive advantage for that product line. The Company owns three process patents for the technology relating to the manufacture of J3 calcium hypochlorite which are materially important to the water chemicals business. One of these patents expires in 2010 and the others expire in 2009. The Company owns a patent covering a process for producing Ultra PureTM hydrazine, the world's purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. This patent expires in 2006.


SEASONALITY

     Although the businesses of the Company as a whole are not seasonal in nature, approximately 40% of the sales in the water chemicals business occur in the second quarter of the calendar year. The purchase of water chemical products by consumers in the residential pool market is concentrated in the United States between Memorial Day and the Fourth of July. In addition, the weather can also have a significant effect on water chemical sales during any given year.


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


EXPORT SALES

     The Company's export sales from the United States to unaffiliated customers were $63.1 million in 1999, $63.9 million in 1998 and $93.6 million in 1997. The financial information about geographic areas contained in Note 9 "Segment Reporting" to the Notes to the Consolidated Financial Statements found in Item 8 of Part II of this Report is incorporated herein by reference.


EMPLOYEES

     As of December 31, 1999, the Company had approximately 3,100 employees, approximately 740 of whom were working in foreign countries. Approximately 376 of the hourly paid employees of the Company located at its Brandenburg, Kentucky, Lake Charles, Louisiana, Shreveport, Louisiana and Beaumont, Texas facilities are represented for purposes of collective bargaining, by several different labor organizations and the Company is party to nine labor contracts relating to such employees. These labor contracts extend for three- or four-year terms which expire in the years 2000, 2001, 2002 and 2003. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.


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

     The Distribution Agreement, dated as of February 1, 1999 (the "Distribution Agreement"), between the Company and Olin relating to the Distribution, specifies that the Company is only responsible for certain environmental liabilities at the Company's current facilities and certain off-site locations.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 1999, 1998 and 1997, but may be material to net income in future years. In 1997, in connection with the sale of the surfactants businesses to BASF, a $2.3 million provision was recorded to provide for future environmental spending at the Brandenburg, Kentucky site.

     Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were incurred by Olin. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for environmental related activities totaled $12.5 million in 1999, $12.0 million in 1998 and $10.8 million in 1997. During 1999, $2.4 million ($1.0 million in 1998; $2.8 million in 1997) was spent on capital projects, $9.7 million ($10.6 million in 1998; $8.0 million in 1997) was spent on normal plant operations, and $0.4 million ($0.4 million in 1998) was spent on remedial activities. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

     The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $2.4 million at December 31, 1999 and $2.8 million at December 31, 1998, all of which were classified as other noncurrent liabilities. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $10 to $15 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.

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

     LOCATION                    PRIMARY ACTIVITIES
     --------                    ------------------
McIntosh, Alabama(1)             Blending and storage facility for performance
                                 chemicals
Chandler, Arizona(2)             Warehouse and office facility for
                                 microelectronic chemicals
Mesa, Arizona                    Manufacturing facility for microelectronic
                                 chemicals
Anaheim, California(2)           Office and warehouse space for water chemicals
Cheshire, Connecticut(3)         Research and development facility and offices
Norwalk, Connecticut(2)          Corporate headquarters
Bethalto, Illinois(2)            Corporate data center
Naperville, Illinois(2)          Water chemicals service center
Brandenburg, Kentucky            Manufacturing facility for microelectronic and
                                 performance chemicals
Lake Charles, Louisiana          Manufacturing facility for performance
                                 chemicals
Shreveport, Louisiana            Manufacturing facility for performance
                                 chemicals
Rochester, New York              Manufacturing facility for performance
                                 chemicals
East Providence, Rhode Island    Manufacturing facility and materials research
                                 center for microelectronic chemicals
North Kingston, Rhode Island     Manufacturing facility of microelectronic
                                 chemicals; North American technical support
                                 center; new product development center for
                                 microelectronic chemicals
Charleston, Tennessee(1)         Manufacturing facility for water chemicals
Beaumont, Texas                  Manufacturing facility for performance
                                 chemicals
Zwijndrecht, Belgium(1)          Manufacturing facility for microelectronic
                                 chemicals and European technical support center
Igarassu, Brazil                 Facility of a joint venture for the manufacture
                                 of water chemicals
Salto, Brazil                    Repackaging facility for water chemicals and
                                 manufacturing facility for performance
                                 chemicals
Amboise, France                  Repackaging, distribution and warehouse
                                 facility for water chemicals
Swords, Ireland                  Manufacturing facility for performance
                                 chemicals
Kempton Park, South Africa       Facility of a joint venture for the manufacture
                                 of water chemicals
Maracaibo, Venezuela             Manufacturing facility for performance
                                 chemicals

----------
(1)  Land is leased.
(2)  Leased facility.
(3)  Subject to a contract of sale. If sold, will become a leased facility.

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

     MESA, ARIZONA. The Company has a state-of-the-art microelectronic chemical manufacturing facility in Mesa, Arizona. This facility manufactures, purifies, formulates and packages extensive product lines of ultra high purity process chemicals. This facility is ISO 9002-certified. A second facility for thin film systems was constructed at Mesa in 1999.

     In addition to manufacturing operations, the Company has extensive analytical testing, applications testing and warehousing capabilities for both process and thin film chemicals at the Mesa plant site. Current operations occupy approximately 30 acres of the 52 acre plant site. The remaining acreage is available for future expansions.

     BRANDENBURG, KENTUCKY. The ISO 9002-certified Brandenburg plant covers an area of 200 acres, surrounded by 1,200 acres of land which provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Chemical intermediates for the Company's microelectronic materials business are produced in a separate manufacturing facility dedicated to this purpose. There is a research and development center at the site which supports the development and technical service needs of the polyol and glycol products and new product scale up for the microelectronics business. Ethylene oxide is produced on site in a facility owned by Sun Company and operated by the Company. The Company also operates other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements.

     LAKE CHARLES, LOUISIANA. The Company's facility located in Lake Charles, Louisiana consists of three manufacturing plants that produce various hydrazine products. One ISO 9002-certified plant, built in 1979, produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. A second ISO 9002-certified plant, built in 1953, produces propellant grade hydrazine products including anhydrous hydrazine (AH), unsymmetrical dimethyl hydrazine (UDMH) and monomethyl hydrazine (MMH) for use as fuel in satellites, expendable launch vehicles and auxiliary power units. Additional equipment of the Company at this site produces propellant grade Ultra PureTM Hydrazine (UPH), the world's purest grade of anhydrous hydrazine, for satellite propulsion.

     SHREVEPORT, LOUISIANA. This ISO 9002-certified plant produces industrial grade virgin sulfuric acid for delivery to the U.S. Gulf Coast and provides regeneration services primarily to local refineries. In addition, this site
provides   alternative  fuel  burning  services  and  markets  sodium  bisulfite solution.

     ROCHESTER, NEW YORK. This facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control the growth of microorganisms, particularly, fungi and algae and to control dandruff on the scalp. The largest 2-chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company's Omadine(R) biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. The Company's Triadine(R) brand of biocides is a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide(R) IPBC brand, which is based upon iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide. In addition, this facility also manufactures several chemicals custom-made for specific customers for widely diverse markets.

     EAST PROVIDENCE, RHODE ISLAND. This ISO 9001-certified facility is located in an industrial park in East Providence, Rhode Island. Originally built as a materials research center in 1974, the facility was expanded in 1984 to manufacture photoresists, photoresist developers, and photoresist strippers used in the semiconductor industry. The materials research center at this site develops new compounds used in the manufacture of photoactive products and has on-site capabilities for chemical synthesis, testing, and product formulation. This capability allows for rapid commercialization of new technologies and is augmented by scale-up facilities at the Brandenburg, Kentucky site. The manufacturing plant at the site receives raw materials, formulates, filters and packages finished goods in a high purity, clean environment. Full quality control capabilities are located on-site or at the nearby Quonset Point facility. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple sized formulation vessels available here.

     NORTH KINGSTON, RHODE ISLAND. This ISO 9001-certified facility is located in a new industrial park in North Kingston, Rhode Island (Quonset Point Industrial Park) which originally housed a distribution warehouse. A new state-of-the-art manufacturing facility and product development center for advanced photoresists has been built on-site to expand the Company's capabilities in the development and manufacture of advanced technology photoresists. A technical service center is located on-site with advanced photolithography equipment identical to that of the customer base and provides technical service support to North America. The equipment is also used by the advanced product development groups to develop state-of-the-art products in anticipation of customer requirements. The manufacturing plant receives raw materials and formulates, filters and packages finished goods in a high purity, clean environment. Full test capabilities are located on-site. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple sized formulation vessels available here. Packaging and manufacturing facilities were designed for a new generation of purity requirements.

     CHARLESTON, TENNESSEE. The Company's ISO 9002-certified facility located in Charleston, Tennessee produces, packages, and stores calcium hypochlorite for the water chemicals business. There are two distinct manufacturing operations at this site. One produces the Company's 65% (nominal) available chlorine product while the other produces the Company's patented, 75% high available chlorine product. Products are packaged into containers that range in size from 5 pounds to 2,000 pounds per container. The site also stores as much as 10-14 million pounds of product during peak periods.

     BEAUMONT, TEXAS. The Company's facility is a major regional manufacturer and supplier of industrial grade virgin sulfuric acid to the U.S. Gulf Coast and provides regeneration services primarily to local refineries. In addition, the Company provides limited alternative waste fuel burning services and markets sodium bisulfite solution. This facility has achieved and maintained ISO 9002 certification since 1993.

     ZWIJNDRECHT, BELGIUM. The original facility located in Zwijndrecht, Belgium has been operational since 1993 and primarily manufactures, tests, and provides technical support for photoresists, photoresist developers, and photoresist strippers used in the semiconductor industry. In 1998, the facility was expanded to manufacture and test high purity acids, etchants, and thin film chemicals also used in the semiconductor industry. This expanded facility is ISO 9002-certified. A technical service center is also located on the site with photolithography equipment identical to that of the customer base and provides technical service support to European customers.

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

     SWORDS, IRELAND. This facility is located just north of Dublin, Ireland and has been producing biocides for over twenty-five years. 2-Chloropyridine is imported from the Company's Rochester, New York plant and converted into zinc, copper and sodium salts of the pyrithione molecule. The finished product is shipped to customers in over fifty countries around the world. This facility is both ISO 9002- and ISO 14001-certified.

     KEMPTON PARK, SOUTH AFRICA. The Company's facility located in Kempton Park, South Africa is a joint venture operation (Aquachlor (Pty) Ltd.), that produces and packages calcium hypochlorite for the water chemicals business within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

     MARACAIBO, VENEZUELA. The Company's ISO 9002-certified facility in Venezuela is a multi-product manufacturing plant producing a broad range of polyols, demulsifiers, and specialty surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.


ITEM 3. LEGAL PROCEEDINGS

     In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 1999 would not be material to the Company's financial position, annual results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended December 31, 1999.

                               EXECUTIVE OFFICERS

     The biographical information of the executive officers of the Company as of March 1, 2000 are noted below.

     NAME AND AGE                      OFFICE
     -------------                     ------
     Michael E. Campbell (52)      Chairman of the Board and Chief Executive
                                   Officer
     Leon B. Anziano (57)          President and Chief Operating Officer
     Mark A. Killian (52)          Corporate Vice President, Human Resources
     Louis S. Massimo (42)         Corporate Vice President and Chief Financial
                                   Officer
     Sarah A. O'Connor (40)        Corporate Vice President, General Counsel and
                                   Secretary
     W. Paul Bush (49)             Vice President and Treasurer
     Hayes Anderson (39)           Vice President and General Manager,
                                   Semiconductor Chemicals and Services
     Paul J. Craney (51)           Vice President, Strategic Development
     John E. Culbertson (45)       Vice President and General Manager, Biocides
     Roderick C. Flint (34)        Vice President and General Manager, Acids and
                                   Hydrazine and International Operations
     James P. LaCasse (48)         Vice President and General Manager,
                                   Photopolymers
     John J. Margherio (51)        Vice President and General Manager,
                                   Performance Urethanes and Organics
     James A. Rushton (50)         Vice President and General Manager, Water
                                   Chemicals
     Alfred C. Schmidt (54)        Vice President, Information Technology
     Carl G. Seefried (55)         Vice President and Chief Technologist
     Charles W. Shaver (41)        Vice President, Operations
     Steven C. Giuliano (30)       Controller

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

     Mr. Anziano was elected President and Chief Operating Officer on February 7, 1999. Prior to the Distribution and since April 1993, he was a Corporate Vice President of Olin and since April 30, 1998 had the title of President Specialty Chemicals at Olin. Since 1988, he served Olin in the following management capacities: Group Vice President & General Manager, Industrial Chemicals; Group Vice President & General Manager, Urethanes; and President, Basic Chemicals Division. Mr. Anziano has announced his intention to retire from the Company effective mid-2000.

     Mr. Killian was elected Corporate Vice President, Human Resources on February 7, 1999. Prior to the Distribution, Mr. Killian served as Director, Human Resources for Olin since his appointment in February 1991.

     Mr. Massimo was elected a Corporate Vice President and Chief Financial Officer on January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, a Corporate Vice President since January 1, 1997. Since November 1994 until April 1996, he served as Olin's Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

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

     Mr. Anderson was appointed Vice President and General Manager, Semiconductor Chemicals and Services on June 8, 1999. Prior to that time and since February 19, 1999, Mr. Anderson was Business Director, Process Chemicals and Chemical Management Services. Prior to serving as Business Director and prior to the Distribution, Mr. Anderson served as Business Director, Chemicals Management Services of Olin since 1995 and from 1993 to 1995 was Business Manager, Chemical Management Services at Olin.

     Mr. Craney was appointed Vice President, Strategic Development on August 31, 1999. From February 7, 1999 until August 30, 1999, he was Vice President and General Manager, Urethane Products. Prior to the Distribution and since May 1996, Mr. Craney served as Vice President and General Manager, Urethane Products Chemicals Division, at Olin. Prior to May 1996, he served as Vice President, Business Development and Materials Management Chemicals Division, at Olin.

     Mr. Culbertson was appointed Vice President and General Manager, Biocides on March 1, 1999. He joined the Company on February 25, 1999 and prior to that time he served in various management capacities at Colgate Palmolive, including Director, Strategic Planning-Global (1998-1999), General Manager, Colgate Costa Rica (1995-1998) and Director, Marketing-Latin America (1994-1995).

     Mr. Flint was appointed Vice President and General Manager, Hydrazine and Sulfuric Acid on February 7, 1999. On August 31, 1999, he was given the additional title of General Manager, International Operations. Prior to the Distribution and since January 1997, Mr. Flint served as General Manager of Hydrazine at Olin. Prior to 1997 and since March 1996, Mr. Flint served as Olin's Manager of Planning and Development for Performance Urethanes. Prior to March 1996 and since February 1995, he served as Olin's International Marketing Manager, Alphatic Diisocyanates. Prior to February 1995 and since January 1994, he served as Olin's Business Evaluator for Performance Urethanes.

     Mr. LaCasse was appointed Vice President and General Manager, Photopolymers on February 7, 1999. Prior to the Distribution and since 1996, Mr. LaCasse served as Vice President and General Manager, Photopolymers at Olin and from 1991 to 1996 as Vice President, Asia-Pacific for both Olin Microelectronic Materials and OCG Microelectronic Materials.

     Mr. Margherio was appointed Vice President and General Manager, Performance Urethanes and Organics on August 31, 1999. From February 7, 1999 until August 30, 1999, he was Vice President, International. Prior to the Distribution and since December 1997, Mr. Margherio served as Olin's Vice President, International. Prior to December 1997 and since February 1996, he served as Vice President and General Manager of Polychrome, a division of Sun Chemical. Prior to February 1996, he served as Olin's General Manager, Urethanes & Hydrazine.

     Mr. Rushton was appointed Vice President and General Manager, Water Chemicals on February 7, 1999. Prior to the Distribution and since 1996, Mr. Rushton served as Director for Aquachlor. Prior to 1996 and since 1988, he served as Director, International Marketing, Pool Chemicals.

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

     Mr. Shaver was appointed Vice President, Operations on April 29, 1999. From September 1996 to December 1998, he held several progressive positions with MMT Environmental, Inc., an environmental R&D company, including Vice President-Manufacturing, Chief Operating Officer and President. From 1980 to 1996, he held various positions with Dow Chemical Co., serving since 1995 as Engineering and Technology Manager, Epoxy Products and Intermediates.

     Mr.  Giuliano  was elected  Controller  on January 27,  1999.  Prior to the
Distribution, Mr. Giuliano was an Audit Senior Manager for KPMG LLP, an accounting firm and prior to that and since 1991, he held various positions of increasing responsibility for KPMG LLP, where he had overall responsibility for services provided in connection with audits, SEC filings, private offerings and other services for certain domestic and multinational clients.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     As of January 31, 2000, there were approximately 8,200 record holders of Company Common Stock.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARJ." The Company's Common Stock began "regular way" trading on the NYSE on February 9, 1999.

     Information concerning the high and low sales prices of the Company's Common Stock and dividends paid on Common Stock during each quarterly period in 1999 is set forth in Note 15 "Quarterly Financial Data (Unaudited)" to the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. Data on sales prices and dividends paid for earlier periods are not presented because no "regular way" stock trading occurred and no cash dividends were paid prior to February 1999.

     Among the provisions of the Credit Facility (as defined on page 20) are restrictions relating to the payments of dividends and the acquisition of the Company's Common Stock based on a financial formula. As of December 31, 1999, dividends and stock repurchases were limited to approximately $83 million.


ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the three years ended December 31, 1999 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The historical financial information for the periods preceding February 8, 1999 (the "Distribution Date") include an allocated share of Olin's historical centralized activities. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                 1999           1998           1997           1996           1995
                                                                ------         ------         ------         ------         ------
                                                                            ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS
Sales .....................................................     $879.8         $862.8         $929.9         $913.5         $872.8
Cost of Goods Sold ........................................      637.7          622.0          676.3          647.8          659.6
Selling and Administration (1) ............................      163.8          167.6          153.5          159.0          141.1
Research and Development ..................................       17.7           16.2           21.1           21.0           17.4
                                                                ------         ------         ------         ------         ------
Operating Income ..........................................       60.6           57.0           79.0           85.7           54.7
Interest and Other Income, net (2) ........................        0.9            3.8            7.2            8.4           12.6
                                                                ------         ------         ------         ------         ------
Income Before Taxes and Extraordinary Gain ................       61.5           60.8           86.2           94.1           67.3
Income Tax Provision ......................................       20.8           20.8           29.9           33.0           23.4
                                                                ------         ------         ------         ------         ------
Income Before Extraordinary Gain ..........................       40.7           40.0           56.3           61.1           43.9
Extraordinary Gain, net (3) ...............................        1.3             --             --             --             --
                                                                ------         ------         ------         ------         ------
Net Income ................................................       42.0           40.0           56.3           61.1           43.9
                                                                ------         ------         ------         ------         ------
Diluted/Unaudited Proforma Income Per Share (4) ...........       1.82           1.55           2.26           2.47           1.72
Common Dividends Per Share (5) ............................       0.60             --             --             --             --

OTHER
Capital Expenditures ......................................       58.9           84.3           71.0           53.2           65.4
Depreciation ..............................................       49.3           43.1           43.6           40.2           41.4
Effective Tax Rate ........................................       33.8%          34.2%          34.7%          35.1%          34.8%

FINANCIAL POSITION
Working Capital ...........................................     $168.5         $147.1         $151.5         $124.9         $129.9
Property, Plant and Equipment, net ........................      326.7          331.6          280.4          257.3          261.4
Total Assets ..............................................      759.5          721.6          693.2          651.2          624.1
Long-Term Debt (4) ........................................       76.8            7.0            5.5            5.5            5.5
Shareholders' Equity (4) ..................................      451.8          504.5          455.6          429.6          411.4
Capitalization ............................................      549.6          512.4          462.5          436.9          417.0

----------
Notes:
(1) Selling and administration expenses for 1999 include $2.3 million of nonrecurring expenses related to an unfavorable arbitration award and the decision to delay construction of a facility in China.
(2) Interest and other income, net in 1995 includes a gain ($7.0) from the sale of the Sun(R) brand trademark, a dry sanitizer plant in Charleston, West Virginia and a related tableting facility in Livonia, Michigan and includes equity in earnings of affiliates for all years.
(3) Extraordinary gain, net in 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through a payment of $3.0 million, net of related taxes of $0.9.
(4) In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Pro forma net income for the periods 1995 through 1998 reflects the pro forma effects of borrowings assuming $75 million was outstanding and that the Company had seasonal weighted average borrowings related to the Water Chemicals segment of $20 million at an aggregate effective rate of 7%. Pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution. See Note 14 "Pro Forma Financial Information (unaudited)" to the Notes to Consolidated Financial Statements.
(5) The annual dividend rate is $0.80 per share. 1999 dividends represent three quarterly payments in 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations covers certain periods when the Company operated as the specialty chemical businesses of Olin. However, this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared as if the Company were a separate entity for all periods discussed. It should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company's various products. Other operating expenses include selling, administration, research and development. In addition, segment operating income includes the equity in earnings of affiliated companies.


RESULTS OF OPERATIONS

CONSOLIDATED

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                           1999           1998           1997
                                          ------         ------         ------
                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales ................................    $879.8         $862.8         $929.9
Gross Margin .........................     242.1          240.8          253.6
Selling and Administration ...........     161.5          167.6          153.5
Nonrecurring Expenses (1) ............       2.3             --             --
Research and Development .............      17.7           16.2           21.1
Equity in Earnings of
  Affiliated Companies ...............       5.8            3.4            7.1
Interest Expense (2) .................       5.7            7.2            7.5
Extraordinary Gain, net (3) ..........       1.3             --             --
Net Income (2) .......................      42.0           35.7           52.0

Basic Income Per Share (2) ...........    $ 1.83         $ 1.55         $ 2.26
Diluted Income Per Share (2) .........    $ 1.82         $ 1.55         $ 2.26
Weighted Average Common Stock
  Outstanding:
Basic (2) ............................      23.0           23.0           23.0
Diluted (2) ..........................      23.1           23.0           23.0

----------
Notes:
(1) Represents nonrecurring expenses related to an unfavorable arbitration award and the decision to delay construction of a facility in China.
(2) Pro Forma Financial Information--In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Pro forma net income for 1998 and 1997 reflects the pro forma effects of borrowings assuming $75 million was outstanding and that the Company had seasonal weighted average borrowings related to the Water Chemicals segment of $20 million at an aggregate effective rate of 7%. Pro forma common stock outstanding represents the number of common shares issued at the
     Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution. See Note 14 "Pro Forma Financial Information (unaudited)" to the Notes to Consolidated Financial Statements.
(3) Extraordinary gain, net in 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through a payment of $3.0 million, net of related taxes of $0.9.


   YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

     Sales increased 2.0%. The sales increase was due to a 4.7% increase in volumes partially offset by a 2.7% decrease in prices. The increase in volumes was primarily related to the water chemicals segment. The decrease in pricing was primarily related to the microelectronic chemicals and performance chemicals segments.

     Gross margin percentage was 27.5% in 1999 and 27.9% in 1998. Higher raw materials and manufacturing costs more than offset the impact of higher volumes.

     Selling and administration expenses, excluding nonrecurring expenses, as a percentage of sales decreased to 18.4% in 1999 from 19.4% in 1998 due to higher sales and lower expenditures. Selling and administration expenses decreased in amount due to the effect of cost-cutting initiatives implemented by the Company in 1999, which more than offset incremental public company costs.

     Research and development expenses increased due to higher expenditures associated with the photopolymers business.

     Equity in earnings of affiliated companies increased $2.4 million due to the favorable performance of both of the Company's joint ventures.

     Interest expense was $5.7 million in 1999 compared to pro forma interest expense of $7.2 million in 1998. The decrease was primarily due to lower average working capital borrowings and lower rates on such borrowings than those assumed in the prior year.

     The effective tax rate decreased to 33.8% in 1999 from 34.2% in 1998 as a result of higher equity in earnings of affiliated companies, partially offset by lower foreign tax credits.

     Results for 1999 include an extraordinary gain on the extinguishment of debt of $1.3 million after-tax, or $0.06 per share, and nonrecurring charges of $1.5 million after-tax, or $0.07 per share.

     The Company's sales and operating income for 2000 are expected to be higher than 1999. Sales for 2000 are expected to be 4% to 6% higher than 1999. Diluted income per share for 2000 is expected to be 12% to 15% higher than 1999. These estimates are based upon expected improved financial performance across a number of Arch's businesses. In microelectronic chemicals, the recovery in the semiconductor industry, added new photopolymer product qualifications and actions to improve the short-term performance of process chemicals should benefit this segment. In water chemicals, the Company expects improved performance as a result of strategically focusing on our branded business. As for the performance chemicals segment, recovery in the Asian markets should benefit the hydrazine business, and organic growth within the segment is expected to improve 2000 results. The Company also expects to derive additional benefits overall from continuing cost reduction initiatives.


   YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

     Sales decreased 7.2%. The decrease was attributable to a 1.1% decrease in prices and a 6.1% decrease due to the sales of the surfactants, fluids, non-urethane polypropylene glycol and polyethylene glycol (collectively, "surfactants") business and the conversion of the flexible polyol business to a tolling operation. Under the tolling operation, the Company does contract manufacturing for a third party who sells the manufactured product to other parties.

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

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is being amortized ratably into operating income over the three-year period. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for each of the years ended December 31, 1999 and 1998 include $9.5 million related to the amortization of deferred income under the supply agreement.


MICROELECTRONIC CHEMICALS

                                                   YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                               1999         1998         1997
                                               -----        -----        -----
                                                     ($ IN MILLIONS)
              RESULTS OF OPERATIONS
     Sales ................................   $ 214.8      $ 227.6      $ 242.6
     Operating Income (Loss) ..............      (3.0)        (4.1)         9.5


   YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

     Sales decreased 5.6% and the operating loss decreased in 1999. The results were negatively impacted by the depressed performance of the process chemicals product line. Process chemicals reported sales of $67.8 million and incurred an operating loss of $11.6 million in 1999 compared with sales of $77.6 million and an operating loss of $8.0 million in 1998. The industry structure in which the process chemicals business operates results in low profitability at present. The customer group is concentrated and enjoys significant purchasing leverage. Manufacturing overcapacity exists and, unless the industry rationalizes, will exist in the foreseeable future. This results in unsatisfactory pricing. In addition, the industry suffers from inefficiencies in manufacturing, asset utilization, logistics, research and development, and selling and administrative costs. The Company has initiated actions to improve process chemicals performance in the near-term, which include structural reengineering to eliminate costs, significant improvement in manufacturing operations and better inventory management. In addition, the Company is pursuing other various strategic options.

     Excluding the impact of the process chemicals product line, sales decreased 2.0%. Operating income excluding process chemicals improved significantly primarily due to lower operating expenses as a result of cost reduction initiatives and favorable joint venture performance (Fuji Photo Film), which more than offset the effect of slightly lower sales.


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


WATER CHEMICALS

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                 1999         1998         1997
                                                ------       ------       ------
                                                      ($ IN MILLIONS)
              RESULTS OF OPERATIONS
     Sales ..................................   $326.8       $290.3       $286.9
     Operating Income .......................     26.3         13.8         26.5

   YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

     Sales increased 12.6% and operating income increased 90.6%. The increase in sales was attributable to increased volumes from the distribution businesses, Superior Pool Products and Hydrochim, and higher bulk export and branded volumes (HTH(R) and Pace(R)). Prices were slightly lower compared to last year as lower bulk prices were almost entirely offset by higher average brand prices. The operating income increase was attributable to the additional sales volumes and favorable joint venture performance which more than offset higher advertising expenses.

     The Company is currently pursuing a sale of one of its distribution businesses, Superior Pool Products, Inc. ("SPPI") due to its lack of strategic connection with any of Arch's other businesses. SPPI had sales and operating income of $84 million and $3.7 million, respectively, in 1999. The Company expects to complete a transaction during the second quarter of 2000.


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


PERFORMANCE CHEMICALS

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                 1999         1998         1997
                                                ------       ------       ------
                                                      ($ IN MILLIONS)
              RESULTS OF OPERATIONS
     Sales ..................................   $338.2       $344.9       $400.4
     Operating Income:
        Before Nonrecurring Expenses ........     45.4         50.7         50.1
        Nonrecurring Expenses ...............     (2.3)          --           --
                                                ------       ------       ------
     Operating Income .......................     43.1         50.7         50.1


   YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

     Sales decreased 1.9%, while operating income decreased 15%. Excluding $2.3 million of nonrecurring expenses incurred in the third quarter of 1999 related to an unfavorable arbitration award and the decision to delay construction of a facility in China, both of which are associated with the Biocides product line, operating income decreased 10.5% primarily due to lower hydrazine hydrate pricing.

     Performance urethanes and organics sales decreased due to lower pricing and volumes for nonfoam polyols and lower pricing for propylene glycol products combined with lower volumes and pricing in Latin America, principally related to the surfactants business. Operating income increased slightly from the prior year as increased contract manufacturing fees, improved domestic product mix and favorable operating expenses due to cost reduction programs more than offset the lower volumes, pricing and higher raw material costs.

     Biocides sales were higher primarily due to increased volumes related to the anti-dandruff, building products and marine paint markets. Operating income before nonrecurring expenses was higher due to the impact of higher sales partially offset by higher international operating expenses. In addition, manufacturing costs were negatively impacted by an unscheduled outage at the Rochester plant during the first quarter of 1999 resulting from a severe snowstorm.

     Hydrazine sales were lower due to lower hydrazine hydrate pricing and volumes caused by poor Asian economic conditions and lower Ultra PureTM sales due to the timing of launch schedules. Operating income decreased from the prior year due to the sales shortfall and an unanticipated, extended plant outage earlier in the year, resulting in unfavorable manufacturing costs.

     Sulfuric acid sales were comparable to prior year as higher pricing offset lower volumes. Operating income increased primarily as a result of lower manufacturing costs and operating expenses due to cost reduction efforts.


   YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

     Sales decreased 13.9%, while operating income increased 1.2%. The sales decrease was attributable primarily to the sale of the surfactants businesses to BASF in November 1997 and the conversion of the flexible polyols business from a merchant business to a tolling operation. Higher sales of IPBC-based biocide, which is used primarily in metalworking and the coatings markets, and Copper Omadine(R) biocide, which is used in the marine antifoulant paint market, were partially offset by a decline in volume in the Asian anti-dandruff agent market along with lower pricing due to the relatively stronger value of the U.S. dollar.

     The operating income increase was attributable primarily to the conversion of the flexible polyols business to a tolling operation. In addition, operating income increased by $4 million due to the conversion of the surfactants business to a contract manufacturing arrangement under a supply agreement with BASF which, unless extended, expires on December 31, 2000. This increase along with the profit impact from higher IPBC-based biocide and Copper Omadine(R) biocide volumes were offset in part by lower anti-dandruff agent volumes to the Asian market, and higher administration expense for additional international personnel.

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is being amortized ratably into operating income over the three-year period. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for each of the years ended December 31, 1999 and 1998 include $9.5 million related to the amortization of deferred income under the supply agreement.


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

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 1999, 1998 and 1997 but may be material to net income in future years. In 1997, in connection with the sale of the surfactants businesses to BASF, a $2.3 million provision was recorded to provide for future environmental spending at the Brandenburg, Kentucky site.

     Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were incurred by Olin. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for environmental related activities totaled $12.5 million in 1999, $12.0 million in 1998 and $10.8 million in 1997. During 1999, $2.4 million ($1.0 million in 1998; $2.8 million in 1997) was spent on capital projects, $9.7 million ($10.6 million in 1998; $8.0 million in 1997) was spent on normal plant operations, and $0.4 million ($0.4 million in 1998) was spent on remedial activities. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $2.4 million at December 31, 1999, and $2.8 million at December 31, 1998, all of which were classified as other noncurrent liabilities. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $10 to $15 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.


INCOME TAXES

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates which are expected to apply to taxable income when the temporary differences are expected to reverse.

     Prior to the Distribution, the Company's operations were included in the U.S. Federal consolidated income tax returns of Olin. The provision for income taxes prior to the Distribution includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate Company basis consistent with the requirements of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Allocated current income taxes payable were settled with Olin on a current basis. Olin and the Company entered into a Tax Sharing Agreement that provides that Olin is responsible for the Federal tax liability of the Company for each year that the Company and its subsidiaries were included in Olin's consolidated Federal income tax return, and for state, local and foreign taxes of the Company and its subsidiaries attributable to periods prior to the Distribution, in each case including tax subsequently assessed pursuant to the audit of, or other adjustment to, previously filed tax returns.


LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

     Cash flows from operations supplemented by the Company's credit facility were used to finance the Company's working capital requirements and capital and investment projects. Prior and up to the Distribution, the Company's financing requirements were provided by Olin.

CASH FLOW DATA

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                1999         1998         1997
                                               ------       ------       ------
                                                     ($ IN MILLIONS)
             PROVIDED BY (USED FOR)
     Net Operating Activities .............    $ 58.7       $ 85.2       $ 83.5
     Capital Expenditures .................     (58.9)       (84.3)       (71.0)
     Net Investing Activities .............     (67.0)       (85.3)       (59.4)
     Net Financing Activities .............      13.8         (1.2)       (21.6)

     For the 1999 year, the reduction in cash flow provided by net operating activities was primarily attributable to higher accounts receivable due to increased fourth quarter sales and an increase in the overall days sales outstanding as compared to 1998.

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

     Capital spending for the 1999 year decreased 30.1% compared to the prior year. The decrease is primarily attributable to the completion of certain capital projects in the microelectronic chemicals segment in the prior year and as a result of the Company's focus on reducing capital spending levels.

     In   September   1999,   the  Company   purchased   the   Hydroquinone   di
(beta-hydroxyethyl) ether ("HQEE") specialty chemicals business from Eastman Chemical Company of Kingsport, Tennessee.

     Capital spending for the 1998 year increased 18.7% over the prior year. In microelectronic chemicals, there were three major capital projects: an ultra high-purity chemicals plant and distribution center in Zwijndrecht, Belgium to better serve the semiconductor industry in Europe, a photoresist facility in North Kingston, Rhode Island to support the rapid commercialization of advanced photoresist products and a diffusion facility in Mesa, Arizona which will replace an existing facility and support the development of advanced semiconductor devices. The high-purity chemicals plant in Belgium started up operations in the third quarter of 1998, the photoresist facility in Rhode Island started up operations in the fourth quarter of 1998 while the diffusion facility started up during 1999. These three projects represent a total investment of approximately $58 million, of which approximately $36 million was spent during 1998. During 1998, $10.4 million was spent at the Rochester, New York; Swords, Ireland; and Suzhou, China facilities related to the expanded capacity for key intermediate materials.

     Capital spending for 2000 is expected to be in the $65 million range.

     Cash provided by financing in 1999 was due to increased borrowings associated with higher working capital requirements, dividends paid to shareholders of $13.8 million, and $6.7 million used to repurchase common stock.

     Net financing activities in 1998 and 1997 related to intercompany activity with Olin.

     On January 27, 1999, Olin obtained an unsecured $125 million revolving five-year credit facility, which expires in January 2004 and an unsecured $125 million, 364-day facility, which expired in January 2000 (collectively, the "Credit Facility"). Olin borrowed $75 million under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 million of debt. The unsecured $125 million, 364-day facility was renewed by the Company under the same terms, and now expires in January 2001.

     The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of $65 million plus 50% of cumulative net income under certain circumstances. Fees are payable on the Credit Facility and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to, LIBOR plus 0.325% to 1.00% and the prime rate. At December 31, 1999, the Company had $160 million of available borrowings under this Credit Facility. The Company believes that the Credit Facility is adequate to satisfy its liquidity needs for the near future.

     Arch also currently has approximately $30 million of uncommitted lines of credit.

     On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through December 31, 1999, the Company had repurchased approximately 391,000 shares under this program at a cost of $6.7 million. The Company believes that its current financing ability and liquidity are more than adequate to fund this program and allow it to continue to pursue strategic acquisitions.


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


EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro.
Conversion to the euro is not expected to have a material impact on the Company's business, operations, or financial position.


DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1999, the Company had forward contracts to sell foreign currencies with face values of $0.9 million (1998-$5.3 million) and forward contracts to buy foreign currencies with face values of $2.3 million (1998-$3.1 million). At December 31, 1999 and 1998 the Company had no outstanding option contracts to sell or buy foreign currencies.

     In accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," a transaction is classified as a hedge when the foreign currency transaction is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying instrument. Any realized and unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period and are included in Selling and Administration in the Consolidated Statements of Income. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and included in the basis of the underlying transaction. Premiums paid for currency options and gains or losses on forward sales and purchase contracts are not material to operating results.

YEAR 2000 COMPUTER SYSTEMS

     The Company's year 2000 initiatives have been successful to date. The Company's approach was to subdivide its Year 2000 program into four distinct segments: 1) Business Systems; 2) Manufacturing; 3) Supply Chain; and 4) Infrastructure. The Company has transitioned all of its systems to the new millennium without experiencing significant problems in any of its business systems, manufacturing, supply chain or infrastructure areas.

     In addition, the Company believes it has identified, tested and developed a plan to respond to all known Year 2000 concerns in accordance with its contractural obligations and operational requirements. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers. Therefore, management believes it has minimized its risk related to future exposure concerning Year 2000 issues. The Company intends to continue to monitor Year 2000 issues and does not believe such future costs will be material to the Company's results of operations, financial position or liquidity.


CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

     The information contained in this Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions, lack of moderate growth in the U.S. economy or even a slight recession in 2000; the continued recovery of economic conditions in Asia; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of stability or growth in the semiconductor industry; unfavorable court or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.


INTEREST RATES

     The Company is exposed to interest rate risk primarily from its Credit Facility which is based upon various floating rates. Based upon the expected levels of borrowings under this facility in 2000, an increase in interest rates of 100 basis points would not have a material adverse effect on the Company's results of operations or cash flows (approximately $1.0 million).


FOREIGN CURRENCY RISK

     The Company operates manufacturing facilities in six countries and sells products in over 60 countries. Approximately 15 percent of the Company's sales are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with these foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company's equity investments and its respective share of earnings (losses), the Company's net investment in foreign subsidiaries, translation of the Company's foreign operations for U.S. GAAP reporting purposes and from purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally euro, Canadian dollar and Japanese yen). It is the Company's policy to hedge approximately 60% to 80% of these transactions. All of the currency derivatives expire within one year and are for United States dollar equivalents. The counterparties to the options and contracts are major financial institutions.

     At December 31, 1999, the Company had forward contracts to sell foreign currencies with face values of $0.9 million and forward contracts to buy foreign currencies with face values of $2.3 million. The fair values of these forward contracts approximated face values.

     Holding other variables constant, if there was a 10 percent adverse change in foreign currency exchange rates, the net effect on the Company's cash flows would be a decrease of between $1 million to $2 million, as any increase (decrease) in cash flows resulting from the Company's hedged forward contracts would be offset by an equal increase (decrease) in cash flows on the underlying transaction being hedged.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Arch Chemicals, Inc.:

     We have  audited  the  accompanying  consolidated  balance  sheets  of Arch
Chemicals, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity (equity prior to the distribution) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch
Chemicals, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                KPMG LLP

Stamford, CT
January 26, 2000

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                           --------------------
                                                            1999          1998
                                                           ------        ------
                                                               (IN MILLIONS,
                                                                EXCEPT PER
                                                              SHARE AMOUNTS)
                                     ASSETS
Current Assets:
  Cash and Cash Equivalents ...........................    $ 12.1        $  7.1
  Receivables, net:
    Trade .............................................     156.0         130.3
    Other .............................................      12.6          11.4
  Inventories, net ....................................     147.3         139.3
  Other Current Assets ................................      26.7          25.6
                                                           ------        ------
    Total Current Assets ..............................     354.7         313.7
Investments & Advances--Affiliated Companies
  at Equity ...........................................      20.8          21.1
Property, Plant and Equipment, net ....................     326.7         331.6
Goodwill ..............................................      37.1          34.8
Other Assets ..........................................      20.2          20.4
                                                           ------        ------
    Total Assets ......................................    $759.5        $721.6
                                                           ======        ======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings ...............................    $ 21.0        $  0.9
  Accounts Payable ....................................     108.1         106.7
  Accrued Liabilities .................................      57.1          59.0
                                                           ------        ------
    Total Current Liabilities .........................     186.2         166.6
Long-Term Debt ........................................      76.8           7.0
Other Liabilities .....................................      44.7          43.5
                                                           ------        ------
    Total Liabilities .................................     307.7         217.1
Commitments & Contingencies
Shareholders' Equity:
  Common Stock, par value $1 per share,
    Authorized 100.0 shares:
    22.6 shares issued and outstanding
      at December 31, 1999 ............................      22.6            --
  Additional Paid-in Capital ..........................     431.9            --
  Retained Earnings from February 8, 1999 .............      23.8            --
  Equity ..............................................        --         519.0
  Accumulated Other Comprehensive Loss ................     (26.5)        (14.5)
                                                           ------        ------
    Total Shareholders' Equity ........................     451.8         504.5
                                                           ------        ------
    Total Liabilities and Shareholders' Equity ........    $759.5        $721.6
                                                           ======        ======

         See accompanying notes to the consolidated financial statements

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1999        1998        1997
                                                  ------      ------      ------
                                                       (IN MILLIONS, EXCEPT
                                                         PER SHARE AMOUNTS)

Sales .........................................   $879.8      $862.8      $929.9
Operating Expenses:
  Cost of Goods Sold ..........................    637.7       622.0       676.3
  Selling and Administration ..................    163.8       167.6       153.5
  Research and Development ....................     17.7        16.2        21.1
                                                  ------      ------      ------
Operating Income ..............................     60.6        57.0        79.0
  Equity in Earnings of Affiliated Companies ..      5.8         3.4         7.1
  Interest Expense ............................      5.7         0.6         0.9
  Interest Income .............................      0.8         1.0         1.0
                                                  ------      ------      ------
Income Before Taxes and Extraordinary Gain ....     61.5        60.8        86.2
  Income Taxes ................................     20.8        20.8        29.9
                                                  ------      ------      ------
Income Before Extraordinary Gain ..............     40.7        40.0        56.3
  Extraordinary Gain (net of taxes of $0.9) ...      1.3          --          --
                                                  ------      ------      ------
Net Income ....................................   $ 42.0      $ 40.0      $ 56.3
                                                  ======      ======      ======

                                                                  PRO FORMA
                                                                  UNAUDITED
                                                              ------------------
Basic Income Per Share:
  Before Extraordinary Gain ...................   $ 1.77      $ 1.55      $ 2.26
  Extraordinary Gain ..........................     0.06          --          --
                                                  ------      ------      ------
  Net Income ..................................   $ 1.83      $ 1.55      $ 2.26
                                                  ======      ======      ======
Diluted Income Per Share:
  Before Extraordinary Gain ...................   $ 1.76      $ 1.55      $ 2.26
  Extraordinary Gain ..........................     0.06          --          --
                                                  ------      ------      ------
  Net Income ..................................   $ 1.82      $ 1.55      $ 2.26
                                                  ======      ======      ======
Weighted Average Common Stock
  Outstanding--Basic ..........................     23.0        23.0        23.0
Weighted Average Common Stock
  Outstanding--Diluted ........................     23.1        23.0        23.0


         See accompanying notes to the consolidated financial statements

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1999       1998       1997
                                                    -----      -----      -----
                                                          ($ IN MILLIONS)
OPERATING ACTIVITIES:
Net Income ....................................     $42.0      $40.0      $56.3
Adjustments to Reconcile Net Income to
  Net Cash and Cash Equivalents
  Provided (Used) by Operating Activities:
    Earnings of Non-consolidated Affiliates ...      (5.8)      (3.4)      (7.1)
    Depreciation ..............................      49.3       43.1       43.6
    Amortization of Intangibles ...............       4.1        4.0        3.8
    Deferred Taxes ............................       2.1        2.7       (5.2)
    Change in Assets and Liabilities Net of
      Purchases and Sales of Businesses:
      Receivables .............................     (26.7)      19.9      (13.7)
      Inventories .............................      (7.9)       0.2      (14.9)
      Other Current Assets ....................      (1.4)       1.4        0.7
      Accounts Payable & Accrued Liabilities ..       7.4      (14.0)      (8.4)
      Noncurrent Liabilities ..................      (5.2)      (7.1)      17.4
Other Operating Activities ....................       0.8       (1.6)      11.0
                                                    -----      -----      -----
  Net Operating Activities ....................      58.7       85.2       83.5
                                                    -----      -----      -----

INVESTING ACTIVITIES:
Capital Expenditures ..........................     (58.9)     (84.3)     (71.0)
Business Acquired in Purchase Transaction .....      (8.0)        --         --
Proceeds from Sales of Businesses .............        --         --       12.0
Investments and Advances-Affiliated Companies
  at Equity ...................................        --        0.1       (0.2)
Other Investing Activities ....................      (0.1)      (1.1)      (0.2)
                                                    -----      -----      -----
  Net Investing Activities ....................     (67.0)     (85.3)     (59.4)
                                                    -----      -----      -----

FINANCING ACTIVITIES:
Long-Term Debt Assumed from Olin ..............      75.0         --         --
Long-Term Debt Borrowings (Repayments) ........      (3.4)       1.7         --
Short-Term Debt Borrowings (Repayments) .......      20.5       (0.7)      (0.2)
Dividends Paid ................................     (13.8)        --         --
Purchases of Arch Common Stock ................      (6.7)        --         --
Transfers to Olin .............................     (58.1)      (2.2)     (21.4)
Other Financing Activities ....................       0.3         --         --
                                                    -----      -----      -----
  Net Financing Activities ....................      13.8       (1.2)     (21.6)
                                                    -----      -----      -----
  Effect of Exchange Rate Changes on Cash
    and Cash Equivalents ......................      (0.5)      (0.6)       1.0
                                                    -----      -----      -----
  Net Increase (Decrease) in Cash and
    Cash Equivalents ..........................       5.0       (1.9)       3.5
Cash and Cash Equivalents, Beginning of Year ..       7.1        9.0        5.5
                                                    -----      -----      -----
Cash and Cash Equivalents, End of Year ........     $12.1      $ 7.1      $ 9.0
                                                    =====      =====      =====
CASH PAID DURING THE YEAR FOR:
  Income Taxes, net ...........................     $18.4      $  --      $  --
  Interest ....................................     $ 5.4      $ 0.5      $ 0.8


         See accompanying notes to the consolidated financial statements

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (EQUITY PRIOR TO THE DISTRIBUTION)


                                                                                                EQUITY IN     ACCUMULATED    COMPRE-
                                                        COMMON STOCK     ADDITIONAL              EARNINGS        OTHER      HENSIVE
                                                      ----------------     PAID-IN   RETAINED    PRIOR TO    COMPREHENSIVE   INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               SHARES    AMOUNT     CAPITAL   EARNINGS  DISTRIBUTION       LOSS       (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 ........................    --         --          --        --       $436.9        $(7.3)          --
Net Intercompany Activity ...........................    --         --          --        --        (21.4)          --           --
Net Income ..........................................    --         --          --        --         56.3           --        $56.3
Other Comprehensive Loss ............................    --         --          --        --           --         (8.9)        (8.9)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997 ........................    --         --          --        --        471.8        (16.2)        47.4
                                                                                                                               ----
Net Intercompany Activity ...........................    --         --          --        --          7.2           --           --
Net Income ..........................................    --         --          --        --         40.0           --         40.0
Other Comprehensive Income ..........................    --         --          --        --           --          1.7          1.7
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 ........................    --         --          --        --        519.0        (14.5)        41.7
                                                                                                                               ----
Net Intercompany Activity ...........................    --         --          --        --        (62.6)          --           --
Net Income Prior to the Distribution ................    --         --          --        --          4.4           --          4.4
Capitalization of Divisional Equity .................  23.0      $23.0      $437.8        --       (460.8)          --           --
Net Income Subsequent to the Distribution ...........    --         --          --     $37.6           --           --         37.6
Other Comprehensive Loss ............................    --         --          --        --           --        (12.0)       (12.0)
Stock Options Exercised .............................    --         --         0.4        --           --           --           --
Stock Repurchase ....................................  (0.4)      (0.4)       (6.3)       --           --           --           --
Dividends Paid ($0.60 per share in 1999) ............    --         --          --     (13.8)          --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 ........................  22.6      $22.6      $431.9     $23.8       $   --        $(26.5)      $30.0
-----------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to the consolidated financial statements

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF ARCH CHEMICALS, INC.

     Arch Chemicals, Inc. ("Arch" or the "Company") was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation ("Olin") for the purpose of effecting the distribution of Olin's Specialty Chemical Businesses ("Distribution") to the shareholders of Olin. The Company is a specialty chemicals manufacturer which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and semiconductor industries. The principal businesses in which the Company competes are microelectronic chemicals, water chemicals and performance chemicals.

     Prior to the Distribution, the Company operated the Specialty Chemicals Division of Olin. The Company has organized its segments around differences in products and services, which is how the Company manages its business.

     The microelectronic chemicals segment supplies a range of products and services to semiconductor manufacturers and flat panel display manufacturers. These include a variety of high purity acids, bases, oxidizers, etchants, solvents, photoresists, polyimides and ancillary products. The water chemicals segment manufactures and sells chemicals and distributes equipment for the sanitization and recreational use of residential and commercial pool water and the purification of potable water. The performance chemicals segment manufactures and sells a broad range of products with diverse end uses. Performance chemicals are characterized by technology-driven product solutions that benefit specific customers and provide manufacturing flexibility. The products include flexible and specialty polyols, glycols, glycol ethers, pyrithione-based and IPBC-based biocides, hydrazine hydrates, propellants and virgin and regenerated sulfuric acid.

     Olin and the Company entered into a Tax Sharing Agreement that provides that Olin is responsible for the Federal tax liability of the Company for each year that the Company and its subsidiaries were included in Olin's consolidated Federal income tax return, and for state, local and foreign taxes of the Company and its subsidiaries attributable to periods prior to the Distribution, in each case including tax subsequently assessed pursuant to the audit of, or other adjustment to, previously filed tax returns.

     Olin and the Company entered into a Chlor-Alkali Supply Agreement that provides for the supply by Olin of chlorine and caustic soda. Under the terms of the agreement, Olin will supply all the Company's requirements for chlorine and caustic soda for a five-year period ending in 2003, with extensions unless cancelled on two years' prior notice by either party. Purchases of electrochemical units of chlorine and caustic soda will be at a fixed price.


BASIS OF PRESENTATION

     The preparation of the Consolidated Financial Statements requires estimates and assumptions that affect amounts reported and disclosed in the Consolidated Financial Statements and related Notes. Actual results could differ from those estimates.

     The accompanying Consolidated Financial Statements, which have been prepared as if the Company had operated as a separate stand-alone entity for all periods presented except as discussed in the following paragraph, include only those assets, liabilities, revenues and expenses attributable to the Company's operations. The Consolidated Financial Statements include the accounts of the Company and certain majority-owned subsidiaries. Intercompany balances and transactions between entities included in these Consolidated Financial Statements have been eliminated. Investments in 20-50% owned affiliates are accounted for on the equity method.

     The Consolidated Financial Statements prior to the Distribution do not include an allocation of Olin's consolidated debt and interest expense nor do they reflect the $75 of debt assumed by the Company from Olin on February 8, 1999. For 1998 and 1997, an assessment of corporate overhead is included in selling and administration expenses with the allocation based on either effort committed or number of employees. Management believes that the allocation methods used to allocate the costs and expenses are reasonable, however, such allocated amounts may or may not necessarily be indicative of what selling and administration expenses would have been if the Company operated independently of Olin.

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.


INVENTORIES

     Inventories are stated at the lower of cost or net realizable value. Certain inventories are valued by the dollar value last-in, first-out (LIFO) method of inventory accounting. Costs for other inventories have been determined principally by the first-in, first-out (FIFO) method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

          Improvements to land ................................   10 to 20 years
          Buildings and building equipment ....................   10 to 25 years
          Machinery and equipment .............................    3 to 12 years

     Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Start-up costs are expensed as incurred.


GOODWILL AND OTHER INTANGIBLES

     Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized principally over 30 years on a straight-line basis. Other intangibles, which consist primarily of patents, trademarks, non-compete agreements, and various technology licensing agreements, are amortized on a straight-line basis principally over 3 to 15 years. Accumulated amortization was $39.2 and $35.3 at December 31, 1999 and 1998, respectively.


VALUATION OF ASSETS

     The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. The Company periodically reviews the value of its goodwill to determine if any impairment has occurred. It is the Company's policy to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income when the estimated fair value exceeds the carrying value of such assets. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also periodically evaluates the future period over which the benefit of goodwill will be received, based on the undiscounted value of future cash flows, and records an impairment if necessary based on the undiscounted value of estimated future cash flows.


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

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


remediation costs are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.


FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt was determined based on current market rates for debt of the same risk and maturity. The fair values of currency forward and option contracts were estimated based on quoted market prices for contracts with similar terms.


REVENUE RECOGNITION

     Revenues are principally recognized when services are rendered or products are delivered to customers.


U.S. GOVERNMENT CONTRACTS

     The Company had entered into a contract with the United States Department of the Air Force to supply hydrazine-based propellant. It was a one-year contract with four one-year renewal options beginning January 1, 1995, which expired on December 31, 1999. The Company is currently in the process of renegotiating this contract and has received an extension of the contract until June 30, 2000. The new contract is expected to be a three-year contract with two one-year renewal options. Negotiations are expected to be completed during the first half of 2000. The current contract consists of a fixed price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound of product adjusted annually for agreed-upon cost escalations. In 1999, 1998 and 1997 the Company's performance chemicals segment sales include $17.3, $17.6 and $20.2, related to this agreement.


FOREIGN CURRENCY TRANSLATION

     Foreign affiliate balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement and cash flow amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in the accumulated other comprehensive loss component of shareholders' equity. Where foreign affiliates operate in highly inflationary economies non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Income.


STOCK OPTIONS

     The Company accounts for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." As allowed under SFAS No. 123, the Company has chosen to account for stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, is disclosed in Note 6.


INCOME TAXES

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates, which are expected to apply to taxable income when the temporary differences are expected to reverse.

     Prior to the Distribution, the Company's operations were included in the U.S. Federal consolidated tax returns of Olin. The provision for income taxes prior to the Distribution, includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate company basis consistent with the requirements of

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


SFAS No. 109, "Accounting for Income Taxes." Allocated income taxes payable were settled with Olin on a current basis.


EARNINGS PER COMMON SHARE

     All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The number of shares included for the potential issuance of common shares was 0.1 million in 1999. Performance Shares are not presently included in the calculation of diluted earnings per share, but may potentially dilute earnings per share in the future.


COMPREHENSIVE INCOME (LOSS)

     The Company's other comprehensive income (loss) consists solely of foreign currency translation gains and losses. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


EMPLOYEE BENEFIT PLANS

     Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses are recognized when they occur. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable.


2. ADDITIONAL BALANCE SHEET INFORMATION

TRADE RECEIVABLES

     Allowance for doubtful accounts was $5.7 and $6.7 at December 31, 1999 and 1998, respectively. Provision for doubtful accounts charged to operations was $1.2, $1.4 and $1.3 in 1999, 1998, and 1997, respectively. Bad debt write-offs, net of recoveries, amounted to $2.2, $0 and $0.3 in 1999, 1998, and 1997, respectively.


INVENTORIES
                                                                 DECEMBER 31,
                                                             ------------------
                                                              1999        1998
                                                             ------      ------
     Raw materials and supplies ........................     $ 54.9      $ 55.4
     Work-in-progress ..................................       13.4        14.2
     Finished goods ....................................      129.0       121.7
                                                             ------      ------
     Inventories, gross ................................      197.3       191.3
     LIFO reserves .....................................      (50.0)      (52.0)
                                                             ------      ------
     Inventories, net ..................................     $147.3      $139.3
                                                             ======      ======

     Inventory valued using the LIFO method comprised 59% of the total inventory at December 31, 1999 and 65% at December 31, 1998. Gross inventory values approximate replacement cost.

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


PROPERTY, PLANT AND EQUIPMENT
                                                                 DECEMBER 31,
                                                             ------------------
                                                              1999        1998
                                                             ------      ------
     Land and improvements to land ....................      $ 28.5      $ 34.0
     Buildings and building equipment .................       124.0       117.7
     Machinery and equipment ..........................       659.2       624.3
     Leasehold improvements ...........................         3.1         4.4
     Construction-in-progress .........................        61.9        81.6
                                                             ------      ------
     Property, plant and equipment ....................       876.7       862.0
     Less accumulated depreciation ....................       550.0       530.4
                                                             ------      ------
     Property, plant and equipment, net ...............      $326.7      $331.6
                                                             ======      ======

     Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $35.1, $33.7, and $37.9 in 1999, 1998, and 1997, respectively.


ACCRUED AND OTHER NON-CURRENT LIABILITIES

     Included in accrued liabilities are the following items:

                                                                DECEMBER 31,
                                                             ------------------
                                                              1999        1998
                                                             ------      ------
     Deferred income ..................................      $  9.3      $  9.6
     Accrued compensation .............................        11.0        10.3
     Other ............................................        36.8        39.1
                                                             ------      ------
       Total accrued liabilities ......................      $ 57.1      $ 59.0
                                                             ======      ======

     Included in other non-current liabilities are the following items:

                                                                DECEMBER 31,
                                                             ------------------
                                                              1999        1998
                                                             ------      ------
     Deferred income ..................................      $  1.6      $ 12.8
     Other ............................................        43.1        30.7
                                                             ------      ------
       Total other non-current liabilities ............      $ 44.7      $ 43.5
                                                             ======      ======

     Deferred income relates primarily to a $30 payment under a three-year supply agreement expiring on December 31, 2000, unless extended, entered into in connection with the sale of the surfactants business to BASF in November 1997. Sales and operating income for the years ending December 31, 1999 and 1998 include $9.5, related to the amortization of the deferred income under such supply agreement (see Note 10).


3. DEBT

     On January 27, 1999, Olin obtained an unsecured $125 revolving five-year credit facility ("Five-year Facility"), which expires in January 2004 and an unsecured $125 364-day facility ("364-day Facility"), which expired in January 2000, was subsequently renewed by the Company under the same terms, and now expires in January 2001 (collectively the "Credit Facility"). Olin borrowed $75 under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 of debt.

     The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of 50% of cumulative net income under certain circumstances. Fees are payable on the Credit Facility and range from 0.125% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to LIBOR plus 0.325% to 1.00% and Prime. The weighted average interest rate for the year ended December 31, 1999 was 6.6%. At December 31, 1999, borrowings under the Credit Facility were $90.0 of which $75.0 was classified as long-term, and the effective interest rate was 7.4%.

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


     In addition, at December 31, 1999 the Company had $1.8 of long-term borrowings outstanding floating with LIBOR.

     At December 31, 1999, Arch also had approximately $30 of uncommitted short-term lines of credit available under which $5.4 was outstanding at an interest rate of 6.2%.

     The fair value of the Company's long-term debt was $76.8 at December 31, 1999 and $5.1 at December 31, 1998.

4. FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1999, the Company had forward contracts to sell foreign currencies with face values of $0.9 (1998-$5.3) and forward contracts to buy foreign currencies with face values of $2.3 (1998-$3.1). The fair market values of these forward contracts approximated face values at December 31, 1999 and 1998. At December 31, 1999, the Company had no outstanding option contracts to sell or buy foreign currencies. The counterparties to the contracts and options are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

     In accordance with Statement of Accounting Standards No. 52 ("SFAS No. 52"), "Foreign Currency Translation," a transaction is classified as a hedge when the foreign currency transaction is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying transaction. Any realized and unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period and are included in selling and administration in the Consolidated Statements of Income. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and included in the basis of the underlying transaction. Premiums paid for currency options and gains or losses on forward sales and purchase contracts are not material to operating results.

     Foreign currency exchange gains, net of taxes, were $0.2 in 1999, $0.7 in 1998, and $0.5 in 1997.

5. INCOME TAXES

COMPONENTS OF PRETAX INCOME

                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1999        1998         1997
                                                 -----       -----        -----
     Domestic ................................   $45.1       $39.7        $64.4
     Foreign .................................    16.4        21.1         21.8
                                                 -----       -----        -----
     Pretax income ...........................   $61.5       $60.8        $86.2
                                                 =====       =====        =====
COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)
     Currently payable:
       Federal ...............................   $ 7.3       $ 7.5        $20.5
       State .................................     1.9         3.0          6.8
       Foreign ...............................     5.0         7.6          7.8
     Deferred ................................     6.6         2.7         (5.2)
                                                 -----       -----        -----
     Income tax expense ......................   $20.8       $20.8        $29.9
                                                 =====       =====        =====

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 35% to the income before taxes.


EFFECTIVE TAX RATE RECONCILIATION (PERCENT)

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                  1999        1998         1997
                                                 -----       -----        -----
     Statutory federal tax rate ..............    35.0        35.0         35.0
     Foreign income tax ......................    (3.7)       (6.6)        (3.5)
     State income taxes, net .................     3.0         3.6          4.2
     Goodwill ................................     0.8         1.0          0.7
     Equity in net income of affiliates ......    (3.2)       (0.6)        (1.5)
     Other, net ..............................     1.9         1.8         (0.2)
                                                 -----       -----        -----
     Effective tax rate ......................    33.8        34.2         34.7
                                                 =====       =====        =====


COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES
                                                                DECEMBER 31,
                                                             ------------------
                                                              1999        1998
                                                             ------      ------
     Deferred tax assets:
       Postretirement benefits ........................      $  8.7      $  7.0
       Non-deductible reserves ........................        18.1        21.9
       Other miscellaneous items ......................         6.6         3.7
                                                             ------      ------
          Total deferred tax assets ...................        33.4        32.6
                                                             ------      ------
     Deferred tax liabilities:
       Property, plant and equipment ..................        19.3        12.7
       Other miscellaneous items ......................         2.2         1.4
                                                             ------      ------
          Total deferred tax liabilities ..............        21.5        14.1
                                                             ------      ------
     Net deferred tax asset ...........................      $ 11.9      $ 18.5
                                                             ======      ======

     Included in Other Current Assets at December 31, 1999 and 1998, respectively, are $19.2 and $19.5 of net current deferred tax assets. Included in Other Long-Term Liabilities at December 31, 1999 and 1998, respectively, are $7.3 and $1.0 of net long-term deferred tax liabilities. Taxable income is expected to be sufficient to recover the net benefit within the period in which these differences are expected to reverse and, therefore, no valuation allowance was established.

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 1999, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $84. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.


6. STOCK OPTION AND SHAREHOLDER RIGHTS PLAN

STOCK OPTION PLAN

     At the time of the Distribution, stock options issued by Olin were converted into both an option to purchase Company common stock ("Company Options") and an option to purchase Olin common stock ("New Olin Options") with the same aggregate "intrinsic value" at the time of the Distribution as the old award. The conversion of the options did not result in a charge to earnings as no new measurement date was created. The Company is

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)



responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin is responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted under the Olin 1980 Stock Option Plan to Olin employees who became Company employees upon the Distribution will terminate upon the earlier of (i) the end of their term or
(ii) two years following the Distribution. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan will retain the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan, which were not vested at the time of the Distribution, will continue to vest in accordance with their vesting schedule so long as the optionee remains employed at the Company.

     The Company has adopted a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards.

     On February 9, 1999, the Company granted to certain employees approximately 968,000 options to purchase common stock at an exercise price of $19.41 (fair market value of the common stock on the grant date). In addition, the Company granted to certain employees approximately 245,000 performance share units. All these grants were made under the Company's 1999 Long Term Incentive Plan. The options vest and become exercisable at the end of a three-year period and are exercisable up to ten years from the date of grant. The performance share units will vest if certain performance measures are met at the end of a three-year performance period and upon vesting are paid out in shares of common stock. Units may be paid out in shares on a basis of up to 1.5 shares for every unit depending on the Company's performance.

     The following table summarizes stock option activity during 1999 (number of options in thousands):

                                             STOCK    AVERAGE
                                            OPTIONS    PRICE     RANGE OF PRICES
                                             -----     ------     -------------
Olin stock options converted
  as of the Distribution ...............     1,557     $26.84     $15.68-$34.88
    Options granted ....................     1,032      19.51       19.41-22.72
    Options exercised ..................        34      19.38          19.38
    Options cancelled or forfeited .....       181      23.82       19.38-34.88
                                             -----     ------     -------------
Balance, December 31, 1999 .............     2,374     $23.99     $15.68-$31.92
                                             =====     ======     =============

     At December 31, 1999, options covering 1,100,061 shares were currently exercisable at a weighted average exercise price of $25.89. The average remaining contractual life was approximately seven years.

     Pursuant to APB No. 25, compensation cost is recorded when the fair market value of the Company's stock at the date of grant for fixed options exceeds the exercise price of the stock option. Olin's policy was, and Arch's policy is, to grant stock options with an exercise price equal to its common stock fair value on the date of grant. Accordingly, there are no charges reflected herein for stock options granted to employees. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of the Company's stock at the date of the award. Compensation cost for performance share units is estimated based on the number of shares to be earned. The ultimate cost will be based on the market price of the Company's stock at the settlement date. Prior to the Distribution, certain employees of the Company received restricted stock unit awards under Olin's stock-based compensation plans. The cost associated with the employees participating in these plans is included in the Consolidated Statements of Income and is not material to operating results.

     Pro forma net income was calculated based on the following assumptions as if the Company had recorded compensation expense for the Olin stock options granted to those employees of the Specialty Chemicals business since 1996. The fair value of each Olin option granted during 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield of 3.2% in 1998 and 2.8% in 1997, risk free interest rate of 5.5% in 1998 and 1997, expected volatility of 27% in 1998, and 21% in 1997 and an expected life of 7 years. The fair value of each Arch option granted during 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


assumptions used: dividend yield of 4.2%, risk free interest rate of 6.25%, expected volatility of 40% and an expected life of 7 years. Pro forma net income as if the Company had recorded compensation expense for the Arch and Olin stock options granted was $40.7, $39.5, and $55.6 in 1999, 1998 and 1997, respectively. Pro forma earnings per share in 1999 would have been $1.76 per share.

     The 1998 and 1997 pro forma amounts are not necessarily representative of the effects of stock-based awards on future pro forma net income because (1) future grants of employee stock options to Arch management may not be comparable to awards made to employees while Arch was a part of Olin and (2) the assumptions used to compute the fair value of any stock option awards may not be comparable to the Olin assumptions used.


SHAREHOLDER RIGHTS PLAN

     The Company has adopted a Shareholder Rights Plan, which is designed to prevent an acquiror from gaining control of the Company without offering a fair price to all shareholders.


7. EMPLOYEE BENEFIT PLANS

PENSION PLANS AND RETIREMENT BENEFITS

     Effective February 8, 1999, the Company established the Arch pension benefit plan, a defined benefit pension plan covering virtually all U.S. employees. Prior to the Distribution, these employees were participants in one of several Olin pension benefit plans covering employees of other Olin businesses. The Arch pension benefit plan provides benefits based on service with Olin and with the Company. The Company is liable for the payment of all pension plan benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. Olin transferred assets to the Company's pension plan. The amount of the assets transferred was calculated in accordance with Section 4044 of the Employee Retirement Income Security Act of 1974, as amended. The assets of the Arch plan consist primarily of investments in commingled funds administered by independent investment advisors.

     Olin is liable for postretirement medical and death benefits provided to former employees of the Company who retired prior to the Distribution. Subsequent to the Distribution, the Company adopted a retiree medical and death benefits plan, that largely replicated the Olin retiree medical and death benefit program. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire. The Olin plan was an unfunded plan; therefore, no assets were transferred.

     The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Arch retirement plan, which prior to the Distribution represents Arch's portion of Olin's pension benefit plans, and are reflected in the Consolidated Financial Statements.

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                   PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                                                           --------------------------------       --------------------------------
                                                            1999         1998                      1999         1998
                                                           ------       ------                    ------       ------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year ....     $107.1       $ 81.0                    $  8.2       $  6.4
Service cost (benefits earned during the period) .....        6.1          5.0                       0.6          0.7
Interest cost on the projected benefit obligation ....        7.6          6.6                       0.5          0.5
Plan amendments ......................................         --          1.8                        --           --
Actuarial (gain)/loss ................................      (16.8)        12.7                      (1.4)         0.6
Benefits paid ........................................       (0.3)          --                        --           --
                                                           ------       ------                    ------       ------
Projected benefit obligation at end of year ..........     $103.7       $107.1                    $  7.9       $  8.2
                                                           ======       ======                    ======       ======

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year .......     $ 87.0       $ 73.4
Adjustment to fair value of plan assets ..............       27.0           --
Benefits paid ........................................       (0.3)          --
Actual return on plan assets (net of expenses) .......       13.4         13.6
                                                           ------       ------
Fair value of plan assets at end of year .............     $127.1       $ 87.0
                                                           ======       ======

FUNDED STATUS ........................................     $ 23.4       $(20.1)                   $ (7.9)      $ (8.2)
Unrecognized net actuarial loss/(gain) ...............      (41.3)         5.5                       0.2          1.6
Unamortized prior service cost .......................        4.1          4.8                      (0.4)        (0.5)
Unrecognized transition asset ........................       (0.5)        (1.0)                       --           --
                                                           ------       ------                    ------       ------
Accrued benefit cost .................................     $(14.3)      $(10.8)                   $ (8.1)      $ (7.1)
                                                           ======       ======                    ======       ======

                                                            1999         1998         1997         1999         1998         1997
                                                           ------       ------       ------       ------       ------       ------
WEIGHTED AVERAGE RATE ASSUMPTIONS:
Discount rate ........................................       8.00%        7.00%        7.25%        8.00%        7.00%        7.25%
Rate of compensation increase ........................       4.60%        4.50%        4.50%          --           --           --
Long-term rate of return on assets ...................       9.50%        9.50%        9.50%          --           --           --

NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned during the period) .....     $  6.1       $  5.0       $  6.1       $  0.6       $  0.7       $  0.4
Interest cost on the projected benefit obligation ....        7.6          6.6          4.6          0.5          0.5          0.4
Expected return on plan assets .......................      (10.1)        (7.0)        (5.8)          --           --           --
Amortization of prior service cost ...................        0.7          0.8          0.7         (0.1)        (0.1)        (0.1)
Amortization of transition obligation ................       (0.5)        (0.5)        (0.5)          --           --           --
Recognized actuarial (gain)/loss .....................       (0.2)         0.1           --           --           --           --
                                                           ------       ------       ------       ------       ------       ------
Net periodic benefit cost ............................     $  3.6       $  5.0       $  5.1       $  1.0       $  1.1       $  0.7
                                                           ======       ======       ======       ======       ======       ======

     The accumulated benefit obligation relating to the Company's unfunded pension plans was $3.6 and $4.1, as of December 31, 1999 and 1998, respectively.

     For measurement purposes, the assumed health care cost trend rate was 5.7% for HMO plans and 7.25% for non-HMO plans in 1999, which reduce ratably to 4.5% for the HMO plans and 5% for the non-HMO plans in the years 2003 and 2002, respectively. The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have resulted in a $0.1 increase or decrease, respectively, in the aggregate service and interest cost components of expense for the year 1999, and a $0.4 increase or decrease, respectively, in the accumulated postretirement benefit obligation at December 31, 1999.

     The Company's foreign subsidiaries maintain pension and other benefit plans that are consistent with statutory practices and are not significant.

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

     Prior to the Distribution, Company employees participated in the Olin Corporation Contributing Employee Ownership Plan ("Olin CEOP"), which is a defined contribution plan available to essentially all domestic Olin employees and provides a match of employee contributions. Subsequent to the Distribution, the Olin CEOP was converted into a multiple employer plan in which both Olin and the Company participate. The matching contribution allocable to the Company employees has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $3.4, $3.6, and $3.1 in 1999, 1998 and 1997, respectively.


8. SHAREHOLDERS' EQUITY

     On February 8, 1999, Olin, the sole shareholder of the Company, distributed (on a 1-for-2 basis) all the issued and outstanding shares of common stock, par value $1 per share, of the Company, to the shareholders of record of Olin's common stock as of February 1, 1999, upon which the Company became a separate, independent company. The total shares distributed was approximately 22,980,000.

9. SEGMENT REPORTING

     Segment results for the periods ended December 31 were as follows:

                                                     1999       1998       1997
                                                    ------     ------     ------
SALES:
     Microelectronic Chemicals ................     $214.8     $227.6     $242.6
     Water Chemicals ..........................      326.8      290.3      286.9
     Performance Chemicals ....................      338.2      344.9      400.4
                                                    ------     ------     ------
TOTAL SALES ...................................     $879.8     $862.8     $929.9
                                                    ======     ======     ======
OPERATING INCOME (LOSS), INCLUDING
  EQUITY INCOME IN AFFILIATED COMPANIES:
     Microelectronic Chemicals ................     $ (3.0)    $ (4.1)    $  9.5
     Water Chemicals ..........................       26.3       13.8       26.5
     Performance Chemicals ....................       45.4       50.7       50.1
                                                    ------     ------     ------
TOTAL OPERATING INCOME, INCLUDING
  EQUITY INCOME IN AFFILIATED COMPANIES
  BEFORE NONRECURRING EXPENSES ................       68.7       60.4       86.1
  NONRECURRING EXPENSES .......................       (2.3)        --         --

                                                    ------     ------     ------
TOTAL OPERATING INCOME, INCLUDING
  EQUITY INCOME IN AFFILIATED COMPANIES .......     $ 66.4     $ 60.4     $ 86.1
                                                    ======     ======     ======
EQUITY INCOME IN AFFILIATED COMPANIES:
     Microelectronic Chemicals ................     $  2.7     $  0.9     $  4.5
     Water Chemicals ..........................        3.1        2.5        2.6
                                                    ------     ------     ------
TOTAL EQUITY INCOME IN AFFILIATED COMPANIES ...     $  5.8     $  3.4     $  7.1
                                                    ======     ======     ======
DEPRECIATION EXPENSE:
     Microelectronic Chemicals ................     $ 18.5     $ 14.3     $ 13.1
     Water Chemicals ..........................       12.0       11.7       10.4
     Performance Chemicals ....................       18.8       17.1       20.1
                                                    ------     ------     ------
TOTAL DEPRECIATION EXPENSE ....................     $ 49.3     $ 43.1     $ 43.6
                                                    ======     ======     ======
AMORTIZATION EXPENSE:
     Microelectronic Chemicals ................     $  3.9     $  3.9     $  3.7
     Water Chemicals ..........................        0.1        0.1        0.1
     Performance Chemicals ....................        0.1         --         --
                                                    ------     ------     ------
TOTAL AMORTIZATION EXPENSE ....................     $  4.1     $  4.0     $  3.8
                                                    ======     ======     ======
CAPITAL SPENDING:
     Microelectronic Chemicals ................     $ 14.8     $ 43.3     $ 39.8
     Water Chemicals ..........................       12.2       10.1       16.2
     Performance Chemicals ....................       31.9       30.9       15.0
                                                    ------     ------     ------
TOTAL CAPITAL SPENDING ........................     $ 58.9     $ 84.3     $ 71.0
                                                    ======     ======     ======

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                    1999       1998       1997
                                                   ------     ------     ------
TOTAL ASSETS:
     Microelectronic Chemicals ...............     $304.5     $309.6     $286.5
     Water Chemicals .........................      180.9      166.4      182.1
     Performance Chemicals ...................      283.1      251.0      235.3
     Other ...................................       (9.0)      (5.4)     (10.7)
                                                   ------     ------     ------
TOTAL ASSETS .................................     $759.5     $721.6     $693.2
                                                   ======     ======     ======
INVESTMENT & ADVANCES--
  AFFILIATED COMPANIES AT EQUITY:
     Microelectronic Chemicals ...............     $ 11.2     $  9.2     $ 10.0
     Water Chemicals .........................        9.6       11.9       11.1
                                                   ------     ------     ------
TOTAL INVESTMENT & ADVANCES--
  AFFILIATED COMPANIES AT EQUITY .............     $ 20.8     $ 21.1     $ 21.1
                                                   ======     ======     ======

     Segment operating income includes the equity in the earnings of investees accounted for by the equity method and does not include interest income, interest expense or extraordinary items. Segment operating income includes an allocation of corporate charges based on various allocation bases. Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, deferred taxes, LIFO reserves, and other assets. Sales by segment substantially represent sales for the three major product lines of the Company.

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                    1999       1998       1997
                                                   ------     ------     ------

     SALES
     United States ..........................      $647.9     $646.2     $719.8
     Foreign ................................       231.9      216.6      210.1
     Transfers between areas:
     United States ..........................        69.7       57.6       68.9
     Foreign ................................         2.1        1.7        1.9
     Eliminations ...........................       (71.8)     (59.3)     (70.8)
                                                   ------     ------     ------
        Total Sales .........................      $879.8     $862.8     $929.9
                                                   ======     ======     ======

                                                           DECEMBER 31,
                                                   ----------------------------
                                                    1999       1998       1997
                                                   ------     ------     ------
     TOTAL ASSETS
     United States ..........................      $569.9     $560.1     $503.9
     Foreign ................................       218.9      243.7      234.1
     Investments ............................        11.2        9.5       10.5
     Eliminations ...........................       (40.5)     (91.7)     (55.3)
                                                   ------     ------     ------
        Total Assets ........................      $759.5     $721.6     $693.2
                                                   ======     ======     ======

     Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers (included in United States sales above) were $63.1, $63.9 and $93.6 in 1999, 1998, and 1997, respectively.


10. ACQUISITIONS AND DISPOSITIONS

ACQUISITION

     In   September   1999,   the  Company   purchased   the   Hydroquinone   Di
(Beta-hydroxyethyl) Ether ("HQEE") specialty chemicals business of Eastman Chemical Company. This acquisition was accounted for as a purchase and

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


the results of operations have been included in the Consolidated Financial Statements from the date of purchase and were not material in 1999. The related goodwill is being amortized over 20 years.

     Supplemental cash flow information on the business acquired is as follows:

                                                                   YEAR ENDED
                                                               DECEMBER 31, 1999
                                                               -----------------
     Working capital .......................................         $ 0.1
     Property, plant and equipment .........................           0.2
     Other assets ..........................................           3.3
     Goodwill ..............................................           4.4
                                                                     -----
     Cash paid for acquisition .............................         $ 8.0
                                                                     =====


DISPOSITION

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

     Supplemental cash flow information on the business sold is as follows:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
     Proceeds ..............................................         $12.0
     Working capital .......................................          (9.0)
     Property, plant and equipment .........................            --
     Other assets ..........................................          (0.2)
     Other liabilities .....................................          (2.8)
                                                                     -----
     Gain on disposition of business .......................         $  --
                                                                     =====


11. COMMITMENTS AND CONTINGENCIES

     The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $27.7 in 1999, $19.8 in 1998, and $19.2 in 1997 (sublease income is not significant).

     Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows: $6.6 in 2000; $5.5 in 2001; $4.2 in 2002; $3.6 in 2003; $3.5 in
2004; and $1.2 thereafter.

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. Those matters that are probable have been accrued for in the accompanying Consolidated Financial Statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on annual results of operations, financial position or liquidity of the Company.

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


ENVIRONMENTAL

     Olin and the Company have entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In 1997, in connection with the sale of the surfactants business, a $2.3 provision was recorded to provide for future environmental spending at the Brandenburg, Kentucky site. The Consolidated Balance Sheets include liabilities for future environmental expenditures to investigate and remediate known sites amounting to $2.4 and $2.8 at December 31, 1999 and 1998, respectively, all of which are classified as other noncurrent liabilities.

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


12. RELATED PARTY TRANSACTIONS PRIOR TO THE DISTRIBUTION

     Olin sells chlorine and caustic soda to the Company, which is used primarily in the production of calcium hypochlorite. These product purchases aggregated $20.7 in 1998, and $22.8 in 1997, and are reflected in cost of goods sold in the Consolidated Statements of Income for the respective periods. Settlement of these intercompany sales occurred at the time of shipments by way of the intercompany account.

     The Company was charged by Olin for the Company's share of expenses of certain centralized activities using various allocation bases. These activities include, but are not limited to, administration of employee benefit programs, tax compliance, management information systems, treasury, legal and general corporate functions. Aggregate charges to the Company for centralized corporate services were $30.6 in 1998, and $31.8 in 1997.


13. EXTRAORDINARY GAIN AND NONRECURRING EXPENSES

EXTRAORDINARY GAIN

     During the fourth quarter of 1999, Arch recorded an after-tax gain of $1.3 (net of taxes of $0.9), or $0.06 per diluted share related to the early extinguishment of a $5.2 face value note through a payment of $3.0.


NONRECURRING EXPENSES

     During the third quarter of 1999, Arch recorded $2.3 of nonrecurring expenses related to an unfavorable arbitration award and the decision to delay construction of a facility in China. These nonrecurring expenses reduced diluted earnings per share $0.07.


14. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     On January 27, 1999, Olin obtained an unsecured $125 revolving five-year credit facility which expires in January 2004 and an unsecured $125 364-day facility, which expired in January 2000 (collectively, the "Credit Facility"). Olin borrowed $75 under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 of debt.

     The following represents the pro forma effects of borrowings assuming $75 was outstanding under the Credit Facility for one full year and that the Company had seasonal weighted average borrowings related to the Water Chemicals Segment of $20 under the Credit Facility at an aggregate effective rate of 7%, inclusive of facility fees and amortization of initial bank fees.

                      ARCH CHEMICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                             1998        1997
                                                           ------      ------
     Pro forma effect on:
       Increase to interest expense ...................    $  6.6      $  6.6
       Decrease to net income .........................       4.3         4.3

     Pro forma income per share was calculated using the number of common shares that were issued at the Distribution date and assuming that such shares were outstanding for all periods prior to the Distribution date.


15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's common stock began trading on the New York Stock Exchange on a "regular way" basis on February 9, 1999.

                                                                FIRST         SECOND          THIRD         FOURTH
1999                                                           QUARTER        QUARTER        QUARTER        QUARTER          YEAR
----                                                            ------         ------         ------         ------         ------
Sales .....................................................     $225.0         $268.2         $201.6         $185.0         $879.8
Cost of goods sold ........................................      157.7          190.4          151.0          138.6          637.7
Income before extraordinary gain ..........................       13.5           20.9            4.1            2.2           40.7
Extraordinary gain ........................................         --             --             --            1.3            1.3
Net income ................................................       13.5           20.9            4.1            3.5           42.0
Diluted income per share:
  Before extraordinary gain ...............................       0.59           0.90           0.18           0.09           1.76
  Extraordinary gain ......................................         --             --             --           0.06           0.06
  Net income ..............................................       0.59           0.90           0.18           0.15           1.82
Stock market price:
  High ....................................................    23 1/4          25 5/16        24 3/8        21 5/8          25 5/16
  Low .....................................................    15 15/16        15 1/2         16            13 15/16        13 15/16
  Close (at end of quarter) ...............................    16 3/4          24 5/16        16 3/16       20 15/16        20 15/16
Common dividend paid per share ............................         --           0.20           0.20           0.20           0.60

                                                                FIRST         SECOND          THIRD         FOURTH
1998                                                           QUARTER        QUARTER        QUARTER        QUARTER          YEAR
----                                                            ------         ------         ------         ------         ------
Sales .....................................................     $220.4         $270.4         $203.6         $168.4         $862.8
Cost of goods sold ........................................      150.1          190.7          152.9          128.3          622.0
Net income (loss) .........................................       16.3           21.1            4.0           (1.4)          40.0
Pro forma net income (loss) ...............................       15.0           19.8            3.2           (2.3)          35.7
Pro forma diluted income (loss) per share .................       0.65           0.86           0.14          (0.10)          1.55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's Directors under the paragraphs entitled "Who are the persons nominated by the Board in this election to serve as directors?" and "Who are the other remaining directors and when are their terms scheduled to end?" under the heading "Item 1--Election of Directors" in the Proxy Statement relating to the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.


ITEM 11. EXECUTIVE COMPENSATION

     The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation appearing on pages 11 through 12 of the Proxy Statement and the graph appearing on page 16 of the Proxy Statement) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors--What are the directors paid for their services?" in the Proxy Statement is incorporated by reference in this Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning holdings of Company stock by certain beneficial owners contained under the heading "Certain Beneficial Owners" in the Proxy Statement and the information concerning beneficial ownership of Common Stock by directors and officers of the Company under the heading "Security Ownership of Directors and Officers" in the Proxy Statement are incorporated by reference in this Report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the paragraph entitled "Certain Relationships and Related Transactions" under the heading "Executive Compensation" in the Proxy Statement are incorporated by reference in this Report.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

     The following is a list of the Financial  Statements  included in Item 8 of
Part II of this Report:

                                                                            PAGE
Independent Auditors' Report ..............................................   24
Consolidated Balance Sheets as of December 31, 1999 and 1998 ..............   25
Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997 ........................................   26
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997 ........................................   27
Consolidated Statements of Shareholders' Equity
  (Equity prior to the Distribution) for the
Years Ended December 31, 1999, 1998 and 1997 ..............................   28
Notes to Consolidated Financial Statements ................................   29

2. FINANCIAL STATEMENT SCHEDULES

     Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

     Separate financial statements of 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.


3. EXHIBITS

     Management contracts and compensatory plans and arrangements are listed as Exhibits 10.12 through 10.22 below.

     The Company is party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each instrument to the Commission upon request.

 3.1     Amended and Restated  Articles of Incorporation of the  Company-Exhibit
         3.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 3.2     Bylaws of the Company as amended January 27, 2000.
 4.1 Specimen Common Share certificate-Exhibit 4.1 to the Company's Registration Statement on Form 10, as amended.*
 4.2     Amended and Restated Articles of Incorporation of the Company (filed as
         Exhibit 3.1 hereto).
 4.3     Bylaws of the Company (filed as Exhibit 3.2 hereto).
 4.4(a) Rights Agreement dated as of January 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent-Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.4(b) Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999-Exhibit 4 to the Company's Quarterly Report on Form 10-Q, for the period ending June 30, 1999.*
 4.5 Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4(a) hereto).*
 4.6(a) 364-Day Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent and Chase Securities Inc., as Arranger-Exhibit
         10.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.6(b) Extension Agreement, dated as of January 26, 2000, among the Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent and The Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement.
 4.7 Five-year Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent and Chase Securities Inc., as Arranger-Exhibit
         10.2 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin--Exhibit 2 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 10.2 Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the Company and Olin--Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.3 Covenant Not To Compete Agreement, dated as of February 8, 1999, between the Company and Olin--Exhibit 10.3 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.4 Form of Employee Benefits Allocation Agreement between the Company and Olin--Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.5 Form of Intellectual Property Transfer and License Agreement between the Company and Olin--Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
 10.6 Form of Sublease between the Company and Olin--Exhibit 10.5 to the Company's Registration Statement on Form 10, as amended.*

 10.7 Form of Trade Name License Agreement between the Company and Olin--Exhibit 10.11 to the Company's Registration Statement on Form 10, as amended.*
 10.8(a) Transition  Services  Agreement,  dated as of February 8, 1999, between the Company and Olin--Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.8(b) Amendment to Transition  Services  Agreement,  dated as of December 29,
         1999, between the Company and Olin.
 10.9 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin--Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.10 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin--Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.11 Information Technology Services Agreement, dated as of February 8, 1999, between the Company and Olin--Exhibit 10.11 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.12   Form of Executive Agreement.
 10.13   1999 Stock Plan for Non-employee Directors, as amended January 1, 2000.
 10.14   1999 Long Term Incentive Plan, as amended October 28, 1999.
 10.15 Supplemental Contributing Employee Ownership Plan, as amended through January 27, 2000.
 10.16   Supplementary  and Deferral  Benefit  Pension Plan, as amended July 29,
         1999.
 10.17   Senior Executive Pension Plan, as amended July 29, 1999.
 10.18 Employee Deferral Plan-Exhibit 10.18 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
 10.19 Key Executive Death Benefits-Exhibit 10.19 to the Company's Registration Statement on Form 10, as amended.*
 10.20 Form of Endorsement Split Dollar Agreement-Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*
 10.21   Arch  Chemicals,  Inc. Annual  Incentive  Plan, as amended  December 9,
         1999.
 10.22   Senior  Management  Incentive  Compensation Plan as amended January 27,
         2000.
 21.     List of Subsidiaries.
 23.     Consent of KPMG LLP, dated March 8, 2000.
 24.     Power of Attorney.
 27.     Financial Data Schedule.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

Date: March 8, 2000

                                                ARCH CHEMICALS, INC.

                                                By    MICHAEL E. CAMPBELL
                                                   -------------------------
                                                      Michael E. Campbell
                                                   Chairman of the Board and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 SIGNATURE                               TITLE
 --------                                -----

     MICHAEL E. CAMPBELL               Chairman Of The Board, Chief Executive
----------------------------           Officer and Director (Principal
     Michael E. Campbell               Executive Officer)


     RICHARD E. CAVANAGH*
----------------------------
     Richard E. Cavanagh               Director

   JOHN W. JOHNSTONE, JR.*
----------------------------
   John W. Johnstone, Jr.              Director

       JACK D. KUEHLER
----------------------------
       Jack D. Kuehler                 Director

  H. WILLIAM LICHTENBERGER
----------------------------
  H. William Lichtenberger             Director

      MICHAEL O. MAGDOL
----------------------------
      Michael O. Magdol                Director

      JOHN P. SCHAEFER
----------------------------
      John P. Schaefer                 Director

      LOUIS S. MASSIMO                 Vice President and Chief Financial
----------------------------             Officer (Principal Financial Officer)
      Louis S. Massimo

     STEVEN C. GIULIANO                Controller
----------------------------             (Principal Accounting Officer)
     Steven C. Giuliano

*By: Sarah A. O'Connor
----------------------------
Sarah A. O'Connor
Attorney-in-fact

Date: March 8, 2000

                                  EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION

  3.2        Bylaws of the Company as amended January 27, 2000.
  4.6(b) Extension Agreement, dated as of January 26, 2000, among the Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent and The Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement.
10.8(b) Amendment to Transition Services Agreement, dated as of December 29, 1999, between the Company and Olin.
10.12        Form of Executive Agreement.
10.13        1999 Stock Plan for Non-employee Directors, as amended January 1,
             2000.
10.14        1999 Long Term Incentive Plan, as amended October 28, 1999.
10.15 Supplemental Contributing Employee Ownership Plan, as amended through January 27, 2000.
10.16        Supplementary and Deferral Benefit Pension Plan, as amended July
             29, 1999.
10.17        Senior Executive Pension Plan, as amended July 29, 1999.
10.21        Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9,
             1999.
10.22        Senior Management Incentive Compensation Plan, as amended
             January 27, 2000.
21.          List of Subsidiaries.
23.          Consent of KPMG LLP, dated March 8, 2000.
24.          Power of Attorney
27.          Financial Data Schedule.