Form 10-Q
period 2000-03-31
ARCH CHEMICALS INC
filed 2000-05-12
CIK 1072343

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [ X ] Quarterly Report Pursuant  to  Section  13  or  15(d)
                   of the Securities  Exchange  Act  of  1934

                 For the quarterly period ended March 31, 2000

                                       or

         [    ] Transition Report  Pursuant  to  Section  13  or  15(d)
                   of  the Securities Exchange  Act  of  1934

 For the transition period from ________________________ to ___________________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES    X     NO  _____
     -----


As of April 28, 2000, there were 22,153,864 outstanding shares of the registrant's common stock.

                              ARCH CHEMICALS, INC.

                                     INDEX
                                     -----

                                                                   Page Numbers
                                                                   ------------


PART I.     FINANCIAL INFORMATION:
            ---------------------

Item 1.     Financial Statements.........................................  2

            Condensed Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999........................................  2

            Condensed Consolidated Statements of Income for the three
            months ended March 31, 2000 and 1999.........................  3

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999...................  4

            Notes to Condensed Consolidated Financial Statements......... 5 - 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 8 - 13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...  13


PART II.    OTHER INFORMATION:
            ------------------

Item 6.     Exhibits and Reports on Form 8-K.............................  14

Signatures...............................................................  15

Exhibit Index............................................................  16

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                              ARCH CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                     (In millions, except per share amounts)

                                                                           Unaudited
                                                                           March 31,            December 31,
                                                                             2000                    1999
                                                                             ----                    ----
                                       ASSETS
                                       ------
Current assets:
   Cash and cash equivalents                                               $   7.2                 $  12.1
   Accounts receivable, net                                                  215.5                   168.6
   Inventories, net                                                          149.5                   147.3
   Other current assets                                                       27.2                    26.7
                                                                           -------                 -------
     Total current assets                                                    399.4                   354.7
Investments and advances - affiliated companies at equity                     22.9                    20.8
Property, plant and equipment, net                                           322.2                   326.7
Goodwill                                                                      36.6                    37.1
Other assets                                                                  19.8                    20.2
                                                                           -------                 -------
   Total assets                                                            $ 800.9                 $ 759.5
                                                                           =======                 =======

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
   Short-term borrowings                                                   $  68.3                 $  21.0
   Accounts payable                                                          105.3                   108.1
   Accrued liabilities                                                        57.7                    57.1
                                                                           -------                 -------
     Total current liabilities                                               231.3                   186.2
Long-term debt                                                                75.1                    76.8
Other liabilities                                                             43.5                    44.7
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share, Authorized 100.0 shares:
      22.2 shares issued and outstanding in 2000 (22.6 in 1999)               22.2                    22.6
   Additional paid-in capital                                                424.7                   431.9
   Retained earnings (from February 8, 1999)                                  32.2                    23.8
   Accumulated other comprehensive loss                                      (28.1)                  (26.5)
                                                                           -------                 -------
      Total shareholders' equity                                             451.0                   451.8
                                                                           -------                 -------
    Total liabilities and shareholders' equity                             $ 800.9                 $ 759.5
                                                                           =======                 =======



  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                     ARCH CHEMICALS, INC.
          Condensed Consolidated Statements of Income
                          (Unaudited)
            (In millions, except per share amounts)


                                                        Three Months
                                                       Ended March 31,
                                                  2000                1999
                                                  ----                ----
Sales                                         $   220.7            $   225.0
Operating expenses:
   Cost of goods sold                             157.6                157.7
   Selling and administration                      39.0                 42.6
   Research and development                         4.0                  4.5
                                                -------              -------
     Operating income                              20.1                 20.2
                                                -------              -------
Equity in earnings of affiliated companies          1.9                  1.3
Interest expense                                    2.6                  1.0
Interest income                                     0.1                  0.3
                                                -------              -------
   Income before taxes                             19.5                 20.8
Income tax provision                                6.6                  7.3
                                                -------              -------
   Net income                                 $    12.9            $    13.5
                                                =======              =======



Basic and diluted earnings per common share   $    0.57            $    0.59
                                                =======              =======

Weighted average common shares outstanding:
   Basic                                           22.4                 23.0
                                                =======              =======
   Diluted                                         22.5                 23.0
                                                =======              =======

Dividends declared per share                  $    0.20            $     --
                                                =======              =======


  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                       2000               1999
                                                                                       ----               ----
Operating activities
--------------------
Net income                                                                          $  12.9              $  13.5
Adjustments to reconcile net income to net cash and
  cash equivalents used by operating activities:
    Equity in earnings of affiliates                                                   (1.9)                (1.3)
    Depreciation and amortization                                                      12.6                 13.2
    Deferred taxes                                                                      0.1                  0.8
    Changes in assets and liabilities:
        Receivables                                                                   (46.8)               (56.0)
        Inventories                                                                    (2.3)                11.2
        Other current assets                                                           (0.5)                (3.6)
        Accounts payable and accrued liabilities                                       (5.9)                 0.3
        Noncurrent liabilities                                                          1.2                  2.6
Other operating activities                                                             (2.1)                 0.7
                                                                                    -------              -------

  Net operating activities                                                            (32.7)               (18.6)
                                                                                    -------              -------

Investing activities
--------------------
Capital expenditures                                                                  (11.3)                (6.1)
Disposition of property, plant and equipment                                            6.3                  -
Other investing activities                                                             (0.5)                 1.9
                                                                                    -------              -------

  Net investing activities                                                             (5.5)                (4.2)
                                                                                    -------              -------

Financing activities
--------------------
Long-term debt assumed from Olin Corporation                                            -                   75.0
Long-term debt repayments                                                              (1.7)                 -
Short-term borrowings                                                                  47.2                  4.4
Dividends paid                                                                         (4.5)                 -
Purchases of Arch common stock                                                         (7.7)                 -
Transfers to Olin Corporation                                                           -                  (58.1)
Other financing activities                                                              0.1                  -
                                                                                    -------              -------

  Net financing activities                                                             33.4                 21.3
                                                                                    -------              -------

Effect of exchange rate changes on cash and cash equivalents                           (0.1)                (0.2)
                                                                                    -------              -------

  Net decrease in cash and cash equivalents                                            (4.9)                (1.7)
Cash and cash equivalents, beginning of year                                           12.1                  7.1
                                                                                    -------              -------

Cash and cash equivalents, end of period                                            $   7.2              $   5.4
                                                                                    =======              =======

Supplemental cash flow information:
Taxes paid                                                                          $   1.1              $   2.1
                                                                                    =======              =======
Interest paid                                                                       $   1.9              $   0.3
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

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


Basis of  Presentation

     These condensed financial statements have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 1999. The Company's water chemicals segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the water chemicals segment for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year.

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 2000 presentation.


Inventories


                                          March 31,           December 31,
                                            2000                 1999
                                        ------------         ------------
Raw materials and supplies                $ 49.6               $ 54.9
Work in process                             14.4                 13.4
Finished goods                             136.3                129.0
                                        ------------         ------------
Inventories, gross                         200.3                197.3
LIFO reserve                               (50.8)               (50.0)
                                        ------------         ------------
Inventories, net                          $149.5               $147.3
                                        ============         ============

     Inventories are valued principally by the dollar value last-in, first-out ("LIFO") method of inventory accounting. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2000, reflect certain estimates relating to inventory quantities and costs at December 31, 2000.

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

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

     A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):

                                                     Three Months Ended
                                                          March 31,
                                                            2000
                                                          ---------
   Basic                                                    22.4
   Common equivalent shares from stock options
     using the treasury stock method                         0.1
                                                          ---------
   Diluted                                                  22.5
                                                          =========


Comprehensive Income (Loss)

     The Company's other comprehensive income currently consists solely of the cumulative translation adjustment. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. Comprehensive income for the three months ended March 31, 2000 and 1999 was $11.3 and $3.7, respectively.


Segment Information

     The Company has organized its segments around differences in products and services, which is how the Company manages its business. Segment operating income (loss) includes the equity in earnings of affiliated companies.


                                             Three Months Ended
                                                  March 31,
                                                2000     1999
                                            ---------------------
Sales:
   Microelectronic Chemicals                  $ 54.4    $ 52.2
   Water Chemicals                              88.2      93.0
   Performance Chemicals                        78.1      79.8
                                            ---------------------
   Total Sales                                $220.7    $225.0
                                            =====================

Operating Income (Loss):
   Microelectronic Chemicals                  $  0.5    $ (0.9)
   Water Chemicals                              13.2      12.5
 Performance Chemicals                           8.3       9.9
                                            ---------------------
   Total Operating Income                     $ 22.0    $ 21.5
                                            =====================

Capital Spending:
   Microelectronic Chemicals                  $  4.0    $  2.6
   Water Chemicals                               1.6       1.0
   Performance Chemicals                         5.7       2.5
                                            ---------------------
   Total Capital Spending                     $ 11.3    $  6.1
                                            =====================

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)



Commitments and Contingencies

     As a result of the spin-off from Olin Corporation and through an agreement, the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations.

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

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the three months ended March 31, 2000.

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


Results of Operations
---------------------

Consolidated

                                                                               Three Months
                                                                              Ended March 31,
                                                                           2000             1999
                                                                           ----             ----
                                                                         (In millions, except per
                                                                               share amounts)
Sales                                                                      $220.7           $225.0
Gross Margin                                                                 63.1             67.3
Selling and Administration                                                   39.0             42.6
Research and Development                                                      4.0              4.5
Equity in Earnings of Affiliated Companies                                    1.9              1.3
Interest Expense                                                              2.6              1.0
Net Income                                                                 $ 12.9           $ 13.5

Basic and Diluted Income Per Share                                         $ 0.57           $ 0.59
Weighted Average Common Stock Outstanding:
   Basic                                                                     22.4             23.0
   Diluted                                                                   22.5             23.0


Three Months Ended March 31, 2000 Compared to 1999

  Sales decreased 2%. The decrease in sales was due to a 1% decrease in pricing and a 1% decrease in volumes. The decrease in pricing was primarily related to
the microelectronic chemicals and performance chemicals segments.    The
decrease in volumes was primarily related to the water chemicals segment, partially offset by an increase in volumes in the microelectronic chemicals segment.

  Gross margin percentage was 28.6% and 29.9% for 2000 and 1999, respectively. The decrease in gross margin was due to the lower sales and higher raw material costs in the performance chemicals segment principally associated with higher propylene costs.

  Selling and administration expenses as a percentage of sales decreased to 17.7% in 2000 from 18.9% in 1999. The decrease is primarily the result of cost-saving initiatives and lower employee benefit related costs.

  Research and development expenses as a percentage of sales were approximately 2% in 2000 and 1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

  Interest expense was $2.6 million in 2000 compared to $1.0 million in 1999. The increase is due to higher interest rates and increased borrowings that were primarily attributable to the Company's share repurchase program and higher working capital. In addition, interest expense for 2000 includes three months of interest costs on the $75.0 million of debt assumed from Olin Corporation as compared to two months in 1999.

  The effective tax rate for the first quarter was 34% in 2000 and 35% in 1999. The effective tax rate for the first quarter of 2000 is consistent with the Company's full-year 1999 effective tax of 34%.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three months ended March 31, 2000 and 1999, include $2.4 million related to the amortization of deferred income under the supply agreement. The Company is working to replace the loss of the income that will result upon the expiration of the contract through a combination of acquisitions, such as the hydroquinone di (beta-hydroxyethyl) ether ("HQEE") product line acquired from Eastman Chemicals in September 1999, commercialization of new products and expansion into new markets. In addition, cost reduction programs will continue to be implemented.

  For the full fiscal year, the Company's 2000 sales and operating income are expected to be higher than 1999, and diluted income per share is expected to be 12% to 15% higher than 1999.


Microelectronic Chemicals

                                     Three Months
                                    Ended March 31,
                                   2000        1999
                                   ----        ----
                                   ($ in millions)
Results of Operations
Sales                             $54.4       $52.2
Operating Income (Loss)             0.5        (0.9)


 Three Months Ended March 31, 2000 Compared to 1999

  Sales increased 4%. The increase in sales was due to an 8% increase in volumes, partially offset by a 4% decrease in pricing. The segment reported improved operating performance in 2000 compared to 1999. Excluding the impact of the process chemicals product line, sales increased 10% and operating income improved $1.7 million. The sales increase was principally driven by higher photoresist sales, including Deep UV, and strong demand for chemical management services and thin film systems. The increase in operating income was due to the higher sales and favorable joint venture performance.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


  The results for the quarter were negatively impacted by the depressed results of the process chemicals product line. Process chemicals reported sales of $15.9 million and incurred an operating loss of $2.6 million compared to sales of $17.1 million and an operating loss of $2.3 million in 1999. The Company has initiated actions to improve process chemicals' performance in the near-term, and is pursuing other various strategic options. By mid-year 2000, the Company expects an approximate 50% reduction in process chemicals' operating losses.


Water Chemicals

                                             Three Months
                                            Ended March 31,
                                           2000         1999
                                          -----        -----
                                            ($ in millions)
Results of Operations
Sales                                     $88.2        $93.0
Operating Income                           13.2         12.5

 Three Months Ended March 31, 2000 Compared to 1999

  Sales decreased 5% primarily due to early buy-in for the 2000 season that occurred during the fourth quarter of 1999. The segment reported improved operating performance in 2000 compared to 1999. The sales decrease was principally driven by lower export and bulk volumes, partially offset by higher volumes of branded calcium hypochlorite (HTH)(R) and higher sales from the distribution businesses. The improvement in operating results was attributable to lower operating expenses.

  The Company is pursuing the sale of one of its two distribution businesses, Superior Pool Products, Inc., and expects a transaction to be completed by the end of the second quarter 2000. In addition, the Company completed its evaluation of Hydrochim, the Company's other distribution business, and determined it will remain in the portfolio, as opportunities to improve its operating performance are pursued.


Performance Chemicals

                                              Three Months
                                             Ended March 31,
                                            2000        1999
                                            ----        ----
                                            ($ in millions)
Results of Operations
Sales                                      $78.1       $79.8
Operating Income                             8.3         9.9


 Three Months Ended March 31, 2000 Compared to 1999

  Sales and operating income decreased 2% and 16%, respectively.

  Performance urethanes and organics sales were slightly lower as lower volumes of glycol products due to weak demand were offset by higher sales from the HQEE acquisition and recovery in the Latin American market. Operating income was lower as a result of higher propylene raw material prices and natural gas costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

  Biocides sales were 9% higher due to increased volumes in all markets, principally driven by higher anti-dandruff market sales. Operating income increased significantly as a result of the higher sales and lower operating expenses primarily due to cost reduction initiatives.

  Hydrazine sales were 19% lower due to lower hydrazine hydrate pricing (approximately 13% lower than 1999), and lower propellant and UltraPureTM volumes due to timing of government orders and satellite launches. Operating income decreased due to the lower sales, partially offset by lower manufacturing costs.

  Sulfuric acid sales decreased 7% due to lower volumes as a result of customer manufacturing plant outages. Operating income was lower primarily as a result of the lower sales.

  In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three months ended March 31, 2000 and 1999, include $2.4 million related to the amortization of deferred income under the supply agreement. The Company is working to replace the loss of the income that will result upon the expiration of the contract through a combination of acquisitions, such as the HQEE product line acquired from Eastman Chemicals in September 1999, commercialization of new products and expansion into new markets. In addition, cost reduction programs will continue to be implemented.



Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data

                                                        Three Months
                                                       Ended March 31,
                                                     2000         1999
                                                     ----         ----
                                                     ($ in millions)
Provided By (Used For)
Net Operating Activities                           $(32.7)      $(18.6)
Capital Expenditures                                (11.3)        (6.1)
Net Investing Activities                             (5.5)        (4.2)
Net Financing Activities                             33.4         21.3

 Three Months Ended March 31, 2000 Compared to 1999

  For the three months ended March 31, 2000, the increase in cash flow used by net operating activities was primarily attributable to higher working capital, principally higher inventories associated with the microelectronic chemicals and water chemicals segments.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


  Capital expenditures for the first three months of 2000 increased significantly as compared to 1999 due to the timing of certain capital projects in the microelectronic chemicals and performance chemicals segments. Capital expenditures for 2000 are expected to be in the $65 million range.

  In March 2000, the Company completed the sale of its building in Cheshire, Connecticut. Proceeds from the sale were $6.3 million. No gain or loss was recorded on the transaction. The Company subsequently leased approximately 40% of the facility from the new owner. This transaction is expected to generate approximately $1 million in cost savings per year.

  On March 10, 2000, the Company paid a quarterly dividend of $0.20 on each
share of common stock.   Total dividends paid to shareholders were $4.5 million
during the first three months of 2000.

   The Company has an unsecured $125 million revolving five-year credit facility which expires in January 2004 and an unsecured $125 million, 364-day facility which expires in January 2001 (collectively, the "Credit Facility"). The Credit Facility contains leverage and interest coverage ratio covenants, and restricts the payment of dividends in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various borrowing rate options, including but not limited to, LIBOR plus 0.325% to 1.00%. At March 31, 2000, the Company had $110 million of available borrowings under this Credit Facility. The Company believes that the Credit Facility is adequate to satisfy its liquidity needs for the near future.

   During the first quarter of 2000, Arch repurchased 413,000 shares of its common stock, bringing the cumulative total shares repurchased through March 31, 2000 to approximately 804,000, at a total cost of approximately $15 million. In October 1999, Arch's Board of Directors authorized a program to repurchase up to a total of 1.2 million shares of the Company's common stock.

  On April 27, 2000, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on June 9, 2000, to shareholders of record at the close of business on May 10, 2000.


Recent Developments
-------------------

  In April 2000, Arch announced the formation of a joint venture with Wacker Silicones Corporation to produce and market Chemical Mechanical Planarization ("CMP") slurry products used in the advanced computer chip manufacturing process. The joint venture, called Planar Solutions LLC, is expected to provide opportunities in this high growth area of the semiconductor industry. The Company contributed cash of approximately $3.5 million and intellectual property to the venture. No future cash contributions are anticipated at this time. The venture is not expected to have a material effect on the Company's results of operations in 2000.


New Accounting Standard
-----------------------

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Cautionary Statement under Federal Securities Laws
--------------------------------------------------

The information in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in 2000; the continued recovery of economic conditions in Asia; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; continued improvement in the semiconductor industry; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages at the customer's or Company plants.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

No material changes from that reported in the Company's Form 10-K for the year ended December 31, 1999.

                              ARCH CHEMICALS, INC.
                          PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

      (a)  Exhibits required by Item 601 of Regulation S-K.


           27.  Financial Data Schedule.


      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ARCH CHEMICALS, INC.
                                 --------------------
                                      (Registrant)



May 12, 2000                 By: Louis S. Massimo
                                 ---------------------------------
                                 Louis S. Massimo
                                 Vice President and Chief
                                   Financial Officer

                                 EXHIBIT INDEX



  Exhibit
    No.     Description                                          Page
 ---------  -----------                                          ----

   27.      Financial Data Schedule                               17