Form 10-Q
period 2000-06-30
ARCH CHEMICALS INC
filed 2000-08-11
CIK 1072343

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

         [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ________________ to ______________


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

As of July 31, 2000, there were 22,129,905 outstanding shares of the registrant's common stock.

                             ARCH CHEMICALS, INC.

                                     INDEX
                                     -----


                                                                              Page Numbers
                                                                              ------------

PART I.     FINANCIAL INFORMATION:
            ---------------------

Item 1.     Financial Statements...........................................        2

            Condensed Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999..........................................        2

            Condensed Consolidated Statements of Income for the
            three and six months ended June 30, 2000 and 1999..............        3

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999........................        4

            Notes to Condensed Consolidated Financial Statements...........    5 - 8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................   9 - 17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....       17


PART II.   OTHER INFORMATION:
           -----------------

Item 4.     Submission of Matters to a Vote of Security Holders............       18

Item 6.     Exhibits and Reports on Form 8-K...............................       19

            Signatures.....................................................       20

            Exhibit Index..................................................       21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             ARCH CHEMICALS, INC.
                     Condensed Consolidated Balance Sheets
                    (In millions, except per share amounts)

                                                                                  Unaudited
                                                                                   June 30,            December 31,
                                                                                    2000                  1999
                                                                                    ----                  ----
                                      ASSETS
                                      ------
Current assets:
   Cash and cash equivalents                                                     $      6.3            $      12.1
   Accounts receivable, net                                                           227.4                  168.6
   Inventories, net                                                                   131.3                  147.3
   Other current assets                                                                26.4                   26.7
                                                                                 ----------            -----------
     Total current assets                                                             391.4                  354.7
Investments and advances - affiliated companies at equity                              27.4                   20.8
Property, plant and equipment, net                                                    324.2                  326.7
Goodwill                                                                               36.1                   37.1
Other assets                                                                           19.3                   20.2
                                                                                 ----------            -----------
   Total assets                                                                  $    798.4            $     759.5
                                                                                 ==========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Short-term borrowings                                                         $     50.3            $      21.0
   Accounts payable                                                                   108.2                  108.1
   Accrued liabilities                                                                 59.7                   57.1
                                                                                 ----------            -----------
     Total current liabilities                                                        218.2                  186.2
Long-term debt                                                                         75.1                   76.8
Other liabilities                                                                      41.9                   44.7
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share,
     Authorized 100.0 shares:
      22.1 shares issued and outstanding in 2000 (22.6 in 1999)                        22.1                   22.6
   Additional paid-in capital                                                         423.3                  431.9
   Retained earnings from (February 8, 1999)                                           47.9                   23.8
   Accumulated other comprehensive loss                                               (30.1)                 (26.5)
                                                                                 ----------            -----------
      Total shareholders' equity                                                      463.2                  451.8
                                                                                 ----------            -----------
    Total liabilities and shareholders' equity                                   $    798.4            $     759.5
                                                                                 ==========            ===========

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                             ARCH CHEMICALS, INC.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    (In millions, except per share amounts)

                                                              Three Months                  Six Months
                                                              Ended June 30,               Ended June 30,
                                                              --------------               --------------
                                                           2000           1999            2000           1999
                                                           ----           ----            ----           ----
Sales                                                   $    273.2     $    268.2      $    493.9     $   493.2
Operating expenses:
   Cost of goods sold                                        194.6          190.4           352.2         348.1
   Selling and administration                                 43.2           41.2            82.2          83.8
   Research and development                                    3.7            4.4             7.7           8.9
                                                        ----------     ----------      ----------     ---------
                                                              31.7           32.2            51.8          52.4
                                                        ----------     ----------      ----------     ---------
Equity in earnings of affiliated companies                     1.7            1.4             3.6           2.7
Interest expense                                               3.0            1.6             5.6           2.6
Interest income                                                0.1            0.1             0.2           0.4
                                                        ----------     ----------      ----------     ---------
   Income before taxes                                        30.5           32.1            50.0          52.9
Income tax provision                                          10.4           11.2            17.0          18.5
                                                        ----------     ----------      ----------     ---------
   Net income                                           $     20.1     $     20.9      $     33.0     $    34.4
                                                        ==========     ==========      ==========     =========


Net income per common share:
   Basic                                                $     0.91     $     0.91      $     1.48     $    1.49
                                                        ==========     ==========      ==========     =========
   Diluted                                              $     0.91     $     0.90      $     1.48     $    1.49
                                                        ==========     ==========      ==========     =========

Weighted average common shares outstanding:
   Basic                                                      22.2           23.0            22.3          23.0
                                                        ==========     ==========      ==========     =========
   Diluted                                                    22.2           23.2            22.4          23.1
                                                        ==========     ==========      ==========     =========

Dividends declared per share                            $     0.20     $     0.20      $     0.40     $    0.20
                                                        ==========     ==========      ==========     =========

   The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                             ARCH CHEMICALS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                                                   Six Months
                                                                                  Ended June 30,
                                                                                  --------------
                                                                             2000              1999
                                                                             ----              ----
Operating activities
--------------------
Net income                                                                $       33.0       $    34.4
Adjustments to reconcile net income to net cash and
  cash equivalents provided (used) by operating activities:
    Equity in earnings of affiliates                                              (3.6)           (2.7)
    Depreciation and amortization                                                 25.4            26.1
    Deferred taxes                                                                   -             0.3
    Changes in assets and liabilities:
        Receivables                                                              (58.2)          (90.0)
        Inventories                                                               15.8            20.3
        Other current assets                                                       0.3            (4.0)
        Accounts payable and accrued liabilities                                  (1.1)            9.4
        Noncurrent liabilities                                                       -            (0.7)
Other operating activities                                                        (3.2)            0.1
                                                                          ------------       ---------

  Net operating activities                                                         8.4            (6.8)
                                                                          ------------       ---------

Investing activities
--------------------
Capital expenditures                                                             (26.1)          (16.4)
Disposition of property, plant and equipment                                       6.3               -
Investments and advances - affiliated companies at equity                         (3.4)              -
Other investing activities                                                        (0.3)           (0.9)
                                                                          ------------       ---------

  Net investing activities                                                       (23.5)          (17.3)
                                                                          ------------       ---------

Financing activities
--------------------
Long-term debt assumed from Olin Corporation                                         -            75.0
Long-term debt repayments                                                         (1.7)           (0.2)
Short-term borrowings                                                             29.2             8.8
Dividends paid                                                                    (8.9)           (4.6)
Purchases of Arch common stock                                                    (9.5)              -
Transfers to Olin Corporation                                                        -           (58.1)
Other financing activities                                                         0.4             0.3
                                                                          ------------       ---------

  Net financing activities                                                         9.5            21.2
                                                                          ------------       ---------

Effect of exchange rate changes on cash and cash equivalents                      (0.2)            0.9
                                                                          ------------       ---------

  Net decrease in cash and cash equivalents                                       (5.8)           (2.0)
Cash and cash equivalents, beginning of year                                      12.1             7.1
                                                                          ------------       ---------

Cash and cash equivalents, end of period                                   $       6.3       $     5.1
                                                                          ============       =========

Supplemental cash flow information:

Taxes paid                                                                 $      11.8       $     9.5
                                                                          ============       =========
Interest paid                                                              $       4.2       $     1.9
                                                                          ============       =========

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

Basis of  Presentation

     The condensed financial statements included herein have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 1999. The Company's water chemicals segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the water chemicals segment for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year.

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 2000 presentation.

Inventories

                                                      June 30,       December 31,
                                                        2000            1999
                                                     ---------       ------------
          Raw materials and supplies                   $ 48.1            $ 54.9
          Work in process                                19.7              13.4
          Finished goods                                114.8             129.0
                                                     ---------       ------------
          Inventories, gross                            182.6             197.3
          LIFO reserve                                  (51.3)            (50.0)
                                                     ---------       ------------
          Inventory, net                               $131.3            $147.3
                                                     =========       ============

     Inventories are valued principally by the dollar value last-in, first-out
(LIFO) method of inventory accounting. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at June 30, 2000 reflect certain estimates relating to inventory quantities and costs at December 31, 2000.

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

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

     A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):

                                                    Three Months                 Six Months
                                                   Ended June 30,               Ended June 30,
                                               2000             1999        2000            1999
                                             -----------------------      ----------------------
   Basic                                       22.2             23.0        22.3            23.0
   Common equivalent shares
     from stock options using
      the treasury stock method                  --              0.2         0.1             0.1
                                             -----------------------      ----------------------
   Diluted                                     22.2             23.2        22.4            23.1
                                             =======================      ======================

Comprehensive Income (Loss)

     The Company's other comprehensive income currently consists solely of the cumulative translation adjustment. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. Comprehensive income for the three and six months ended June 30, 2000 and 1999 was $18.1 and $29.4, and $19.9 and $23.6, respectively.

Segment Information

     The Company has organized its segments around differences in products and services, which is how the Company manages its business. Segment operating income (loss) includes the equity in earnings of affiliated companies.

                                                    Three Months                 Six Months
                                                   Ended June 30,               Ended June 30,
                                               2000             1999        2000            1999
                                             -----------------------      ----------------------
     Sales:
        Microelectronic Chemicals             $ 55.4        $ 53.4         $109.8        $105.6
        Water Chemicals                        133.5         128.4          221.7         221.4
        Performance Chemicals                   84.3          86.4          162.4         166.2
                                             -----------------------      ----------------------
          Total Sales                         $273.2        $268.2         $493.9        $493.2
                                             =======================      ======================

     Operating Income (Loss):
        Microelectronic Chemicals             $  0.8        $ (0.4)        $  1.3        $ (1.3)
        Water Chemicals                         22.6          21.6           35.8          34.1
        Performance Chemicals                   10.0          12.4           18.3          22.3
                                             -----------------------      ----------------------
          Total Operating Income              $ 33.4        $ 33.6         $ 55.4        $ 55.1
                                             =======================      ======================

     Capital Spending:
        Microelectronic Chemicals             $  4.3        $  2.0         $  8.3        $  4.6
        Water Chemicals                          2.6           1.1            4.2           2.1
        Performance Chemicals                    7.9           7.2           13.6           9.7
                                             -----------------------      ----------------------
          Total Capital Spending              $ 14.8        $ 10.3         $ 26.1        $ 16.4
                                             =======================      ======================

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

U.S. Government Contracts

     The Company had entered into a contract with the United States Department of the Air Force to supply hydrazine-based propellant. It was a one-year contract with four one-year renewal options beginning January 1, 1995, which expired on December 31, 1999. The Company is currently in the process of renegotiating this contract and has received an extension of the contract until December 31, 2000. The new contract is expected to be a three-year contract with two one-year renewal options. Negotiations are expected to be completed during the second half of 2000.

Joint Venture

     In April 2000, Arch formed a joint venture with Wacker Silicones Corporation to produce and market chemical mechanical planarization slurry products used in the advanced computer chip manufacturing process. The joint venture, called Planar Solutions LLC, is expected to provide opportunities in this high growth area of the semiconductor industry. The Company contributed cash of approximately $3.4 million and intellectual property to the venture. No future cash contributions are anticipated at this time. The venture is not expected to have a material effect on the Company's results of operations in 2000.

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

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the six months ended June 30, 2000.

     See the Company's most recent Form 10-K for additional information on the above items.

Subsequent Events

     In July 2000, the Company made a formal cash tender offer for all of the issued shares of UK-based Hickson International PLC ("Hickson"). The offer, which was unanimously recommended by Hickson's Board of Directors, was for (Pounds)0.55 (US $0.82) in cash for each Hickson share. As of the date of the offer, Hickson had approximately 180 million shares outstanding on a fully diluted basis giving the transaction a total equity value of approximately (Pounds)99 million (approximately US $150 million). The Company will also assume Hickson's net debt of approximately (Pounds)33 million (approximately US $50 million). The acquisition of Hickson will be accounted for as a purchase. The Company will finance the acquisition from a new committed $225 million revolving credit facility. The Company has purchased derivative instruments to mitigate the foreign currency effect on the transaction. Gains or losses on such derivative instruments will be recognized in the Company's statement of operations on a periodic basis. The cost of such derivative instruments will be amortized over the life of the

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

instruments. On August 3, 2000, the Company announced that the offer had been declared unconditional as to acceptances. Pending satisfaction or waiver of certain other conditions, including clearance by U.K. regulatory authorities, the Company expects the tendered shares will be purchased in September 2000.

     Also in July 2000, the Company entered into an agreement to purchase the personal care intermediates business of Brooks Industries for approximately $37 million in cash, to be funded from the Company's Credit Facility. The transaction will be accounted for as a purchase and is targeted to close during the fourth quarter of 2000.

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, LA of the assets of its subsidiary, Superior Pool Products, Inc., a distributor of swimming pool equipment, parts and supplies. Gross proceeds from the sale are expected to be approximately $21 million, subject to post-closing adjustments. The expected gain on the transaction will be recorded during the third quarter of 2000. Net proceeds from the sale are expected to be used to reduce existing debt levels.

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


Results of Operations
---------------------

Consolidated

                                                             Three Months                          Six Months
                                                             Ended June 30,                      Ended June 30,
                                                           2000             1999              2000             1999
                                                         ------           ------            ------           ------
                                                                  (In millions, except per share amounts)
Sales                                                 $   273.2       $    268.2         $   493.9       $    493.2
Gross Margin                                               78.6             77.8             141.7            145.1
Selling and Administration                                 43.2             41.2              82.2             83.8
Research and Development                                    3.7              4.4               7.7              8.9
Equity in Earnings of Affiliated Companies                  1.7              1.4               3.6              2.7
Interest Expense                                            3.0              1.6               5.6              2.6
Net Income                                            $    20.1       $     20.9         $    33.0       $     34.4

Income Per Share:
   Basic                                              $    0.91       $     0.91         $    1.48       $     1.49
   Diluted                                            $    0.91       $     0.90         $    1.48       $     1.49
Weighted Average Common Stock Outstanding:
   Basic                                                   22.2             23.0              22.3             23.0
   Diluted                                                 22.2             23.2              22.4             23.1


Three Months Ended June 30, 2000 Compared to 1999

     Sales increased 2%. The increase in sales was due to a 3% increase in volumes and a 1% decrease in pricing. The increase in volumes was related to the water chemicals and microelectronic chemicals segments. The decrease in pricing was related to all three segments.

     Gross margin percentage was 28.8% and 29.0% for 2000 and 1999, respectively. The decrease in gross margin was primarily due to higher propylene raw material prices in the performance chemicals segment.

     Selling and administration expenses as a percentage of sales increased to 15.8% in 2000 from 15.4% in 1999. The increase is primarily a result of higher selling and sales promotional expenditures, partially offset by lower advertising expenses.

     Research and development expenses as a percentage of sales decreased to 1% in 2000 from 2% in 1999. The amount of expenses decreased $0.7 million primarily as a result of lower expenditures associated with the photopolymers business and the absence of research and development expenses associated with certain copper

  Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

slurry technology related to the Company's Planar Solutions LLC joint venture ("Planar"), which are now being reflected in equity in earnings of affiliates.

     Equity in earnings of affiliated companies increased $0.3 million due to the favorable performance of the Company's Fuji Photo Film joint venture, partially offset by Planar losses.

     Interest expense was $3.0 million in 2000 compared to $1.6 million in 1999. The increase was due to higher interest rates and higher average borrowings primarily attributable to higher working capital and the share repurchase program.

     The effective tax rate for the second quarter was 34% in 2000 and 35% in 1999. The effective tax rate for the second quarter of 2000 is consistent with the Company's full-year 1999 effective tax rate of 34%.


  Six Months Ended June 30, 2000 Compared to 1999

     Sales were comparable, as both pricing and volumes were fairly consistent.

     Gross margin percentage was 28.7% and 29.4% for 2000 and 1999, respectively. The decrease in gross margin was primarily due to higher propylene raw material prices and higher natural gas costs in the performance chemicals segment.

     Selling and administration expenses as a percentage of sales decreased to 16.6% in 2000 from 17.0% in 1999. The decrease is primarily a result of cost-saving initiatives and lower employee benefit related costs which more than offset higher selling and sales promotional expenditures.

     Research and development expenses as a percentage of sales were 2% in 2000 and 1999. The amount of expenses decreased $1.2 million compared to the prior year primarily as a result of lower expenditures associated with the photopolymers business and the absence of research and development expenses associated with certain copper slurry technology related to Planar, which are now being reflected in equity in earnings of affiliates.

     Equity in earnings of affiliated companies increased $0.9 million due to the favorable performance of the Company's Fuji Photo Film joint venture, partially offset by Planar losses.

     Interest expense was $5.6 million in 2000 compared to $2.6 million in 1999. The increase was due to higher interest rates and higher average borrowings primarily attributable to higher working capital and the share repurchase program.

     The effective tax rate for the first half of 2000 was 34% and 35% in 1999. The effective tax rate for the first six months of 2000 is consistent with the Company's full-year 1999 effective tax rate of 34%.

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


Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and six months ended June 30, 2000 and 1999, include $2.3 million and $4.7 million, respectively, related to the amortization of deferred income under the supply agreement. The Company is working to replace the loss of the income that will result upon the expiration of the contract through a combination of the commercialization of new products and expansion into new markets, and acquisitions such as the pending acquisitions of Hickson International PLC ("Hickson") and Brooks Industries' personal care intermediates ("PCI") business (see "Recent Developments"), as well as the acquisition of the hydroquinone di (beta-hydroxyethyl) ether ("HQEE") product line purchased from Eastman Chemicals in September 1999. In addition, cost reduction programs will continue to be implemented.

     For the full fiscal year, the Company's 2000 sales and operating income are expected to be higher than 1999. Diluted income per share for the full fiscal year is now expected to be 4% to 7% higher than 1999 (excluding the effects of acquisitions or dispositions) due in part to a lack of recovery in the hydrazine hydrates market in Asia, higher utility costs and a delay in the timing of satellite launches until 2001.


Microelectronic Chemicals

                                          Three Months           Six Months
                                          Ended June 30,       Ended June 30,
                                          2000      1999       2000     1999
                                          ----      ----       ----     ----
                                                    ($ in millions)
Results of Operations
Sales                                    $55.4     $53.4     $109.8    $105.6
Operating Income (Loss)                    0.8      (0.4)       1.3      (1.3)



   Three Months Ended June 30, 2000 Compared to 1999

     Sales increased 4%. The increase in sales was due to a 7% increase in volumes, partially offset by a 3% decrease in pricing. The segment reported improved operating performance in 2000 compared to 1999. Excluding the impact of the process chemicals product line, sales increased 6% and operating income improved 11%. The sales increase was driven principally by higher volumes of photoresists, including Deep UV, and ancillaries, as well as strong demand for chemical management services. The increase in operating income was due to the higher sales and overall favorable joint venture performance, partially offset by higher costs associated with a new supply agreement.

     Process chemicals reported sales of $16.8 million and incurred an operating loss of $2.3 million, compared to sales of $17.0 million and an operating loss of $3.2 million in 1999.


   Six Months Ended June 30, 2000 Compared to 1999

     Sales increased 4%. The increase in sales was due to an 8% increase in volumes, partially offset by a 4% decrease in pricing. Excluding the impact of the process chemicals product line, sales increased 8% and operating income improved 48%. The sales increase was driven principally by higher volumes of photoresists, including Deep UV, and ancillaries, as well as strong demand for chemical management services and thin film systems. The increase in operating income was due to the higher sales and overall favorable joint venture performance, partially offset by higher costs associated with a new supply agreement.

     Process chemicals reported sales of $32.7 million and incurred an operating loss of $4.9 million, compared to sales of $34.1 million and an operating loss of $5.5 million in 1999. The Company's initiatives to improve process chemicals performance in the near-term have been successful as evidenced by the reduced operating

   Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


loss. However, the Company is continuing to pursue various strategic options. In addition to a consolidating transaction, those options include downsizing the business and reconfiguring manufacturing and product sourcing requirements.


Water Chemicals

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           2000       1999     2000        1999
                                           ----       ----     ----        ----
                                                      ($ in millions)
Results of Operations
Sales                                   $133.5      $128.4   $221.7      $221.4
Operating Income                          22.6        21.6     35.8        34.1


   Three Months Ended June 30, 2000 Compared to 1999

     Sales increased 4% and operating income improved 5%. Excluding the results of Superior Pool Products, Inc. ("SPPI"), which was sold on July 31, 2000, sales and operating income were $104.8 million and $20.4 million compared to $101.9 million and $19.7 million, respectively, in 1999. On a similar basis, operating margin improved to 19.5% from 19.3% in 1999. Higher volumes of calcium hypochlorite (both HTH(R) and bulk/export) and higher branded Trichlor (Pace(R)) volumes accounted for the sales increase. The improvement in operating results was primarily attributable to the higher sales and lower advertising expenses, partially offset by higher manufacturing costs.

   Six Months Ended June 30, 2000 Compared to 1999

     Sales were comparable and operating income increased 5%. Excluding the results of SPPI, sales and operating income were $176.2 million and $33.4 million compared to $179.7 million and $32.2 million, respectively, in 1999. On a similar basis, operating margin improved to 19.0% from 17.9% in 1999. The sales decrease is primarily due to lower bulk and export volumes as a result of early buy-in for the 2000 season that occurred in the fourth quarter of 1999, partially offset by higher volumes of branded calcium hypochlorite (HTH(R)) and higher branded Trichlor (Pace(R)) volumes. The improvement in operating results was primarily attributable to lower manufacturing costs and operating expenses.


Performance Chemicals



                                                 Three Months      Six Months
                                                Ended June 30,    Ended June 30,
                                               2000      1999     2000     1999
                                               ----      ----     ----     ----
                                                        ($ in millions)
Results of Operations
Sales                                        $84.3      $86.4   $162.4   $166.2
Operating Income                              10.0       12.4     18.3     22.3


   Three Months Ended June 30, 2000 Compared to 1999

     Sales and operating income decreased 2% and 19%, respectively.

  Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


     Performance urethanes and organics' sales were lower as a result of lower volumes of both performance polyols, due to weak demand, and glycol products due to competition, as well as lower sales in Latin American markets, offset somewhat by higher sales from the HQEE acquisition. Operating income was lower as a result of the decrease in sales and higher propylene raw material prices compared to the prior year.

     Biocides' sales were 10% higher due to strong volumes in most markets. Operating income increased significantly as a result of the higher sales, partially offset by increased operating expenses and manufacturing costs.

     Hydrazine sales were 30% lower as a result of lower hydrazine hydrate volumes and pricing, and lower propellant and UltraPureTM volumes due to the timing of government orders and satellite launches. Operating income was comparable as the lower sales were offset by favorable manufacturing costs due to the decision to delay the plant turnaround until 2001.

     Sulfuric acid sales were consistent with the prior year. Operating income was lower primarily as a result of lower pricing and higher natural gas costs.


  Six Months Ended June 30, 2000 Compared to 1999

     Sales and operating income decreased 2% and 18%, respectively.

     Performance urethanes and organics' sales decreased due to lower volumes in all product areas due to weak demand and competition, offset somewhat by higher sales from the HQEE acquisition and higher pricing for certain products. Operating income was lower as a result of the decrease in sales and higher propylene raw material prices and natural gas costs compared to the prior year.

     Biocides' sales were 9% higher due to increased sales in all markets, principally driven by higher volumes in the anti-dandruff and marine paint markets. Operating income increased significantly as a result of the higher sales and lower manufacturing costs, partially offset by increased operating expenses.

     Hydrazine sales decreased 24% as a result of lower hydrazine hydrate volumes and pricing due to continued weakness in the Asian markets in which the Company operates, and lower propellant and Ultra PureTM volumes due to the timing of government orders and satellite launches. Operating income decreased due to the lower sales, partially offset by favorable manufacturing costs primarily due to the decision to delay the plant turnaround until 2001.

     Sulfuric acid sales decreased 3% due to lower pricing offset somewhat by higher volumes. Operating income was lower primarily as a result of the lower sales and higher natural gas costs.

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and six months ended June 30, 2000 and

   Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


1999, include $2.3 million and $4.7 million, respectively, related to the amortization of deferred income under the supply agreement. The Company is working to replace the loss of the income that will result upon the expiration of the contract through a combination of the commercialization of new products and expansion into new markets, and acquisitions such as the pending acquisitions of Hickson and Brooks Industries' PCI business (see "Recent Developments"), as well as the acquisition of the HQEE product line purchased from Eastman Chemicals in September 1999. In addition, cost reduction programs will continue to be implemented.



Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data

                                                          Six Months
                                                         Ended June 30,
                                                      2000          1999
                                                      ----          ----
                                                        ($ in millions)
Provided By (Used For)
Net Operating Activities                           $  8.4         $ (6.8)
Capital Expenditures                                (26.1)         (16.4)
Net Investing Activities                            (23.5)         (17.3)
Net Financing Activities                              9.5           21.2


   Six Months Ended June 30, 2000 Compared to 1999

     For the six months ended June 30, 2000, the increase in cash flow provided by net operating activities was primarily attributable to lower working capital, principally related to improved collections of accounts receivable.

     Capital expenditures for the six months of 2000 increased approximately $10 million as compared to 1999 due to the timing of certain capital projects in the microelectronic chemicals and performance chemicals segments. Capital expenditures for 2000 are expected to be in the $65 million range.

     In March 2000, the Company completed the sale of its building in Cheshire, Connecticut. Proceeds from the sale were $6.3 million. No gain or loss was recorded on the transaction. The Company subsequently leased approximately 40% of the facility from the new owner. This transaction is expected to generate approximately $1 million in cost savings per year.

     In April 2000, the Company formed Planar, a joint venture with Wacker Silicones Corporation, to produce and market chemical mechanical planarization slurry products used in the advanced computer chip manufacturing process. The Company contributed cash of approximately $3.4 million and intellectual property to the venture. No future cash contributions are anticipated at this time.

     On June 9, 2000, the Company paid its second quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $8.9 million during the first six months of 2000.

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

  Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Facility fees are payable on the unused credit and range from 0.125% to 0.30%. The Company may select various borrowing rate options, including but not limited to, LIBOR plus 0.325% to 1.00%. At June 30, 2000, the Company had $135 million of available borrowings under this Credit Facility. The Company believes that the Credit Facility is adequate to satisfy its liquidity needs for the near future.

     In addition to the existing Credit Facility, in connection with its pending Hickson acquisition, the Company has obtained a new committed $225 million revolving credit facility. The terms of this new credit facility are generally consistent with the terms of the existing Credit Facility.

     During the first half of 2000, Arch repurchased approximately 502,000 shares of its common stock, bringing the cumulative total shares repurchased through June 30, 2000 to over 893,000, at a total cost of approximately $16 million. The program, originally approved by Arch's Board of Directors in October of 1999, has been suspended pending the completion of the Hickson acquisition, at which time the Company will reevaluate the program.

     On July 27, 2000, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on September 8, 2000, to shareholders of record at the close of business on August 10, 2000.



Recent Developments
-------------------

     In July 2000, the Company made a formal cash tender offer for all of the issued shares of UK-based Hickson. The offer, which was unanimously recommended by Hickson's Board of Directors, was for (Pounds)0.55 (US $0.82) in cash for each Hickson share. As of the date of the offer, Hickson had approximately 180 million shares outstanding on a fully diluted basis giving the transaction a total equity value of approximately (Pounds)99 million (approximately US $150 million). The Company will also assume Hickson's net debt of approximately (Pounds)33 million (approximately US $50 million). The acquisition of Hickson, which will be accounted for as a purchase, is expected to be immediately cash accretive and accretive to the Company's earnings per share in the first full year of results. In addition, the acquisition is expected to be accretive to earnings per share for 2000 before any one-time gains or losses. One-time costs associated with the acquisition will be more than offset by the gain related to SPPI discussed below.

     The Company has purchased derivative instruments to mitigate the foreign currency effect on the transaction. Gains or losses on such derivative instruments will be recognized in the Company's statement of operations on a periodic basis. The cost of such derivative instruments will be amortized over the life of the instruments. On August 3, 2000, the Company announced that the offer had been declared unconditional as to acceptances. Pending satisfaction or waiver of certain other conditions, including clearance by U.K. regulatory authorities, the Company expects the tendered shares will be purchased in September 2000.

     Hickson manufactures and supplies specialty chemical products and services to customers worldwide. Hickson's operations consist of three businesses -- wood protection, furniture coatings and organic chemicals. The wood protection business specializes as a global leader in the protective treatment of wood against decay, insect attack and fire damage and is a leader in the application of biocides to this sector. The furniture coatings business specializes in furniture coatings primarily in European markets and utilizes urethane formulations in over 50% of the products. The organic chemicals business is comprised of contract manufacturing for the agricultural herbicide market and the production of fine chemicals.

     This acquisition is expected to strengthen the Company's already significant position in the high-growth biocides and performance urethanes marketplaces and expand the Company's international operations. Hickson's wood protection and furniture coatings businesses combined generated $227 million in sales in 1999

  Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


with an operating margin of approximately 11%. Hickson's organic chemicals business is not strategic to Arch and, accordingly, the Company intends to sell the organics chemicals business within one year after the successful completion of the acquisition of Hickson.

     The Company will finance the acquisition from a new committed $225 million revolving credit facility. After giving effect to this transaction, the Company's total debt to capital ratio is expected to be in the 35% to 40% range initially, and is expected to be reduced upon the sale of Hickson's organics business to approximately 30%.

     Also in July 2000, the Company entered into an agreement to purchase the PCI business of Brooks Industries for approximately $37 million in cash, to be funded from the Company's Credit Facility. Brooks' PCI business is expected to provide Arch with a broad portfolio of standard and specialty hair and skin care products, including lanolin, botanicals and liposomes, within the high-growth, high-margin PCI industry. The acquisition is expected to be immediately cash accretive and accretive to earnings per share in the first full year of results. The transaction will be accounted for as a purchase and is targeted to close during the fourth quarter of 2000.

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, LA of the assets of its subsidiary, SPPI, a distributor of swimming pool equipment, parts and supplies. Gross proceeds from the sale are expected to be approximately $21 million, subject to post-closing adjustments. The expected gain on the transaction will be recorded during the third quarter of 2000. Net proceeds from the sale are expected to be used to reduce existing debt levels.



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



Cautionary Statement under Federal Securities Laws
--------------------------------------------------

     Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions, lack of moderate growth in the U.S. economy or even a slight recession in 2000; the continued recovery of economic conditions in Asia; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw

  Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; continued improvement in the semiconductor industry; unfavorable court, arbitration or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages at the customer's or company plants.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes from that reported in the Company's Form 10-K for the year ended December 31, 1999.

The purchase price associated with the Company's acquisition of Hickson, which is to be paid in pound sterling, and the foreign denominated debt assumed in the transaction are subject to foreign currency fluctuations. The Company has purchased derivative instruments to mitigate such risk.

                             ARCH CHEMICALS, INC.
                          PART II.  OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Corporation held its Annual Meeting of Shareholders on April 27, 2000. Of the 22,389,263 shares of Common Stock entitled to vote at such meeting, at least 20,386,359 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors John W. Johnstone, Jr. and Jack D. Kuehler as Class I directors each with a term expiring in 2003. Votes cast for and votes withheld in the election of Directors were as follows:

                                       FOR             WITHHELD
                                       ---             --------

            John W. Johnstone, Jr.   19,501,943         884,416
            Jack D. Kuehler          19,587,176         799,183

          There were no abstentions or broker nonvotes.

          The shareholders also voted on and approved the Senior Management Incentive Compensation Plan, a cash bonus plan for selected employees, and the Arch Chemicals, Inc. 1999 Long Term Incentive Plan, a stock-based incentive plan. The votes on the proposals to approve these plans were as follows:


                                                 FOR       AGAINST   ABSTAIN
                                              ----------  ---------  -------

             Senior Management Incentive
             Compensation Plan                17,371,677  2,230,340  784,342

             Arch Chemicals, Inc.
             1999 Long Term Incentive Plan    15,247,506  2,968,711  713,938

          There were no broker nonvotes with respect to the proposal to approve the Senior Management Incentive Compensation Plan and there were 1,456,204 broker nonvotes with respect to the proposal to approve the Arch Chemicals, Inc. 1999 Long Term Incentive Plan.

          The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Corporation for 2000. Voting for the resolution ratifying the appointment were 19,830,117 shares. Voting against were 384,684 shares. Abstaining were 171,558 shares. There were no broker nonvotes.

                             ARCH CHEMICALS, INC.
                    PART II.  OTHER INFORMATION - Continued


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  Exhibits required by Item 601 of Regulation S-K.

                  4. Revolving Credit Agreement, dated as of July 5, 2000 among Arch Chemicals, Inc., Arch Chemicals UK Holdings Limited, the Lenders Party thereto and The Chase Manhattan Bank, as Administrative Agent, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch Chemicals UK Holdings Limited, The Chase Manhattan Bank, as Assignor and Administrative Agent, and Bank of America, N.A., as Assignee, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch Chemicals UK Holdings Limited, The Chase Manhattan Bank, as Assignor and Administrative Agent, and Wachovia Bank, N.A., as Assignee

               10.1. Amendment to Information Technology Services Agreement, dated as of February 15, 2000, by and between Arch Chemicals, Inc. and Olin Corporation.

               10.2. Arch Chemicals, Inc. Annual Incentive Plan (as amended December 9, 1999 and April 27, 2000).

               27.    Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                                       ARCH CHEMICALS, INC.
                                       --------------------
                                           (Registrant)



August 11, 2000                    By: Louis S. Massimo
                                 ---------------------------------
                                       Louis S. Massimo
                                       Vice President and Chief
                                        Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.     Description
 ----     -----------

  4. Revolving Credit Agreement, dated as of July 5, 2000 among Arch Chemicals, Inc., Arch Chemicals UK Holdings Limited, the Lenders Party thereto and The Chase Manhattan Bank, as Administrative Agent, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch Chemicals UK Holdings Limited, The Chase Manhattan Bank, as Assignor and Administrative Agent, and Bank of America, N.A., as Assignee, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch Chemicals UK Holdings Limited, The Chase Manhattan Bank, as Assignor and Administrative Agent, and Wachovia Bank, N.A., as Assignee

10.1 Amendment to Information Technology Services Agreement, dated as of February 15, 2000, by and between Arch Chemicals, Inc. and Olin Corporation.

10.2 Arch Chemicals, Inc. Annual Incentive Plan (as amended December 9, 1999 and April 27, 2000).

 27       Financial Data Schedule.