Form 10-Q
period 2000-09-30
ARCH CHEMICALS INC
filed 2000-11-14
CIK 1072343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the transition period from              to
                                             -------------  ------------


                         Commission file number: 1-14601


                              Arch Chemicals, Inc.

             (Exact name of registrant as specified in its charter)

             Virginia                                         06-1526315
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                   Identification Number)

        501 Merritt 7, Norwalk, CT                              06851
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
YES    X     NO
     -----       -----


As of October 31, 2000, there were 22,129,905 outstanding shares of the registrant's common stock.

                             ARCH CHEMICALS, INC.

                                     INDEX
                                     -----

                                                                                       Page Numbers
                                                                                       ------------
PART I.    FINANCIAL INFORMATION:
           ---------------------

Item 1.    Financial Statements.................................................               2

           Condensed Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999................................................               2

           Condensed Consolidated Statements of Income for the three and nine
           months ended September 30, 2000 and 1999.............................               3

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999....................................               4

           Notes to Condensed Consolidated Financial Statements.................              5-9

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................             10-18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........              18


PART II.   OTHER INFORMATION:
           -----------------

Item 6.    Exhibits and Reports on Form 8-K.....................................              19

           Signatures...........................................................              20

           Exhibit Index........................................................              21

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                             ARCH CHEMICALS, INC.
                     Condensed Consolidated Balance Sheets
                    (In millions, except per share amounts)

                                                                          Unaudited
                                                                         September 30,     December 31,
                                                                             2000               1999
                                                                             ----               ----

                               ASSETS
                               ------
Current assets:
   Cash and cash equivalents                                             $    23.5          $    12.1
   Accounts receivable, net                                                  213.6              168.6
   Inventories, net                                                          147.4              147.3
   Other current assets                                                       28.3               26.7
   Assets held for sale                                                       80.4                 -
                                                                         ---------          ---------
     Total current assets                                                    493.2              354.7
Investments and advances - affiliated companies at equity                     31.8               20.8
Property, plant and equipment, net                                           364.5              326.7
Goodwill                                                                     140.6               37.1
Other assets                                                                  26.2               20.2
                                                                         ---------          ---------
   Total assets                                                          $ 1,056.3          $   759.5
                                                                         =========          =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
   Short-term borrowings                                                 $     2.5          $    21.0
   Accounts payable                                                          124.3              108.1
   Accrued liabilities                                                       110.3               57.1
                                                                         ---------          ---------
     Total current liabilities                                               237.1              186.2
Long-term debt                                                               286.0               76.8
Other liabilities                                                             77.6               44.7
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share, Authorized 100.0 shares:
      22.1 shares issued and outstanding in 2000 (22.6 in 1999)               22.1               22.6
   Additional paid-in capital                                                423.3              431.9
   Retained earnings from (February 8, 1999)                                  48.0               23.8
   Accumulated other comprehensive loss                                      (37.8)             (26.5)
                                                                         ---------          ---------
      Total shareholders' equity                                             455.6              451.8
                                                                         ---------          ---------
    Total liabilities and shareholders' equity                           $ 1,056.3          $   759.5
                                                                         =========          =========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                             ARCH CHEMICALS, INC.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    (In millions, except per share amounts)


                                                           Three Months            Nine Months
                                                        Ended September 30,     Ended September 30,
                                                        -------------------     -------------------
                                                         2000        1999         2000        1999
                                                         ----        ----         ----        ----
Sales                                                $   200.3    $  201.6     $   694.2  $   694.8
Costs and expenses:
Cost of goods sold                                       149.1       151.0         501.3      499.1
Selling and administration                                40.2        40.1         122.4      123.9
Research and development                                   4.4         4.9          12.1       13.8
Equity in (earnings) of affiliated companies              (2.3)       (1.3)         (5.9)      (4.0)
Acquisition related costs                                  2.2           -           2.2          -
Restructuring charge                                       7.5           -           7.5          -
Other (gains) and losses                                 (10.6)          -         (10.6)         -
Interest expense, net                                      2.8         1.4           8.2        3.6
                                                     ---------    --------     ---------  ---------
   Income before taxes                                     7.0         5.5          57.0       58.4
Income tax provision                                       2.4         1.4          19.4       19.9
                                                     ---------    --------     ---------  ---------
   Net income                                        $     4.6    $    4.1     $    37.6  $    38.5
                                                     =========    ========     =========  =========

Net income per common share:
   Basic                                             $    0.21    $   0.18     $    1.69  $    1.67
                                                     =========    ========     =========  =========
   Diluted                                           $    0.21    $   0.18     $    1.68  $    1.67
                                                     =========    ========     =========  =========

Weighted average common shares outstanding:
   Basic                                                  22.2        23.0          22.3       23.0
                                                     =========    ========     =========  =========
   Diluted                                                22.2        23.1          22.3       23.1
                                                     =========    ========     =========  =========

Dividends declared per share                         $    0.20    $   0.20     $    0.60  $    0.40
                                                     =========    ========     =========  =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                             ARCH CHEMICALS, INC.
                  Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                           Nine Months
                                                                        Ended September 30,
                                                                        -------------------
                                                                        2000            1999
                                                                        ----            ----
Operating activities
--------------------
Net income                                                           $  37.6         $  38.5

Adjustments to reconcile net income to net cash and
 cash equivalents provided (used) by operating activities:
    Equity in earnings of affiliates                                    (5.9)           (4.0)
    Depreciation and amortization                                       39.8            40.1
    Deferred taxes                                                       8.4             1.2
    Other (gains) and losses                                           (10.6)              -
    Acquisition related costs                                            2.2               -
    Restructuring charge                                                 7.5               -
    Changes in assets and liabilities net of
        purchases and sales of businesses:
           Receivables                                                   2.2           (58.5)
           Inventories                                                  16.5            10.9
           Other current assets                                         (1.6)           (0.8)
           Accounts payable and accrued liabilities                    (20.9)           (8.2)
           Noncurrent liabilities                                       (0.3)           (2.0)
Other operating activities                                              (2.9)           (0.5)
                                                                     -------         -------
           Net operating activities from continuing operations          72.0            16.7
Change in net assets held for sale                                       4.5               -
                                                                     -------         -------
  Net operating activities                                              76.5            16.7
                                                                     -------         -------

Investing activities
--------------------
Capital expenditures                                                   (43.2)          (34.1)
Businesses acquired in purchase transactions, net of cash acquired    (140.5)           (8.0)
Proceeds from sales of businesses                                       21.1               -
Disposition of property, plant and equipment                             6.3               -
Investments and advances - affiliated companies at equity               (3.4)              -
Other investing activities                                               3.2             1.2
                                                                     -------         -------
  Net investing activities                                            (156.5)          (40.9)
                                                                     -------         -------

Financing activities
--------------------
Long-term debt assumed from Olin Corporation                               -            75.0
Long-term debt borrowings                                              210.8               -
Long-term debt (repayments)                                            (73.6)           (0.4)
Short-term borrowings (repayments)                                     (20.8)           27.7
Dividends paid                                                         (13.4)           (9.2)
Purchases of Arch common stock                                          (9.5)              -
Transfers to Olin Corporation                                              -           (58.1)
Other financing activities                                               0.4             0.3
                                                                     -------         -------
  Net financing activities                                              93.9            35.3
                                                                     -------         -------
Effect of exchange rate changes on cash and cash equivalents            (2.5)            1.0
                                                                     -------         -------
  Net increase in cash and cash equivalents                             11.4            12.1
Cash and cash equivalents, beginning of year                            12.1             7.1
                                                                     -------         -------
Cash and cash equivalents, end of period                             $  23.5         $  19.2
                                                                     =======         =======
Supplemental cash flow information:
Taxes paid                                                           $   8.2         $  13.2
                                                                     =======         =======
Interest paid                                                        $   8.0         $   3.5
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

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


Basis of  Presentation

     The condensed financial statements included herein have been prepared by Arch Chemicals, Inc. ("Arch" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 1999. In addition, these condensed financial statements should be read in conjunction with the Form 8-K/A, filed by the Company on November 2, 2000, in connection with the acquisition of Hickson International PLC ("Hickson"), which contains pro forma financial information. The Company's water chemicals segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the water chemicals segment for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year. Results for the three and nine months ended September 30, 2000 include the results of Superior Pool Products, Inc. ("SPPI") until the date of sale (July 31, 2000) and the results of Hickson from the date of acquisition (August 22, 2000). SPPI's results are included in the water chemicals segment. Hickson's results are included in the performance chemicals segment.

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 2000 presentation.

Inventories

                                              September 30,       December 31,
                                                   2000               1999
                                              ----------------   ---------------
             Raw materials and supplies            $ 60.9              $ 54.9
             Work in process                         22.3                13.4
             Finished goods                         114.5               129.0
                                              ----------------   ---------------
             Inventories, gross                     197.7               197.3
             LIFO reserve                           (50.3)              (50.0)
                                              ----------------   ---------------
             Inventory, net                        $147.4              $147.3
                                              ================   ===============

     Inventories are valued principally by the dollar value last-in, first-out
(LIFO) method of inventory accounting. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year end; therefore, the condensed financial statements at September 30, 2000 reflect certain estimates relating to inventory quantities and costs at December 31, 2000.

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

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)


     A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):

                                      Three Months              Nine Months
                                   Ended September 30,      Ended September 30,
                                     2000       1999         2000        1999
                                 -----------------------  ---------------------
     Basic                           22.2       23.0          22.3       23.0
     Common equivalent shares
       from stock options using
        the treasury stock method     --         0.1           --         0.1
                                 -----------------------  ---------------------
     Diluted                         22.2       23.1          22.3       23.1
                                 =======================  =====================

Comprehensive Income (Loss)

     The Company's accumulated other comprehensive income (loss) currently consists solely of the cumulative translation adjustment. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 was $(3.1) and $26.3, and $5.2 and $28.8,
respectively.

Segment Information

     The Company has organized its segments around differences in products and services, which is how the Company manages its business. Segment operating income (loss) includes the equity in earnings of affiliated companies.

                                       Three Months            Nine Months
                                    Ended September 30,    Ended September 30,
                                      2000      1999         2000     1999
                                  ----------------------- --------------------
Sales:
   Microelectronic Chemicals      $   57.3    $   55.2    $  167.1   $  160.8
   Water Chemicals                    46.8        63.2       268.5      284.6
   Performance Chemicals              96.2        83.2       258.6      249.4
                                  --------    --------    --------   --------
      Total Sales                 $  200.3    $  201.6    $  694.2   $  694.8
                                  ========    ========    ========   ========
Operating Income (Loss):
   Microelectronic Chemicals      $    2.4    $   (1.5)   $    3.7   $   (2.8)
   Water Chemicals                    (4.4)       (0.8)       31.4       33.3
   Performance Chemicals              10.9         9.2(a)     29.2       31.5(a)
                                  --------    --------    --------   --------
      Total Operating Income      $    8.9    $    6.9    $   64.3   $   62.0
                                  ========    ========    ========   ========
Capital Spending:
   Microelectronic Chemicals      $    3.9    $    4.7    $   12.2   $    9.3
   Water Chemicals                     5.6         4.8         9.8        6.9
   Performance Chemicals               7.6         8.2        21.2       17.9
                                  --------    --------    --------   --------
      Total Capital Spending      $   17.1    $   17.7    $   43.2   $   34.1
                                  ========    ========    ========   ========

(a) Includes $2.3 million of nonrecurring expenses related to an arbitration award and expenses related to the decision to delay the construction of a facility in China.

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


U.S. Government Contracts

     The Company had entered into a contract with the United States Department of the Air Force to supply hydrazine-based propellant. It was a one-year contract with four one-year renewal options beginning January 1, 1995, which expired on December 31, 1999. The Company is currently in the process of renegotiating this contract and has received an extension of the contract until December 31, 2000. The new contract is expected to be a three-year contract with two one-year renewal options. Negotiations are expected to be completed during the last quarter of 2000.

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

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the nine months ended September 30, 2000.

     See the Company's most recent Form 10-K, and the Form 8-K/A filed by the Company on November 2, 2000 in connection with the acquisition of Hickson, for additional information on the above items.

Acquisition

     In July 2000, Arch Chemicals UK Holdings Limited ("Arch UK"), a newly formed, wholly-owned, indirect subsidiary of the Company made a formal cash offer (the "Offer") for all of the issued shares of UK-based Hickson. The offer, which was unanimously recommended by Hickson's Board of Directors, was for (pound)0.55 (US $0.82) in cash for each Hickson share. On August 3, 2000, the Offer was declared unconditional as to acceptances. On August 22, 2000, Arch UK declared the offer wholly unconditional (the "Acquisition Date"). To date, Arch UK has received and paid valid acceptances for Hickson shares totaling 175,064,729, representing approximately 99.4% of the issued share capital of Hickson. Arch UK has begun the compulsory acquisition process under UK law to acquire all remaining issued Hickson shares not tendered in the Offer. The total purchase price, including estimated expenses and net debt assumed ($59 million), was approximately $215 million. The acquisition of Hickson was accounted for as a purchase, and accordingly, the results of Hickson have been included in the consolidated financial statements since the Acquisition Date.

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


     The Company financed the acquisition, including certain assumed debt required to be repaid, from a new $225 million revolving credit facility. Expenses associated with the purchase of derivative instruments to mitigate the risk of foreign currency fluctuations related to the purchase price and the effect of the assumption of certain foreign-denominated debt on the transaction are classified as "Acquisition-related Costs" in the Company's statement of operations. In connection with the Hickson acquisition, the Company intends to dispose of Hickson's organics division within one year, and, accordingly, those assets are classified in the balance sheet as "Assets Held for Sale." See the Form 8-K/A filed by the Company on November 2, 2000 for additional information regarding the acquisition of Hickson.

     The following table presents pro forma financial information in connection with the acquisition of Hickson as if it had occurred on January 1, 1999. This pro forma financial information, which has been prepared on the basis of preliminary estimates, gives effect to the allocation of the purchase price to the assets acquired and the liabilities assumed, based on their respective fair values. The final determination of these fair values could result in purchase accounting adjustments, which may impact the Company's results of operations and financial position.

     The pro forma information below reflects pro forma adjustments based upon currently available information and certain estimates and assumptions, and therefore the actual results may differ from the pro forma results. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction as contemplated, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information. This information should be read in conjunction with the Form 8-K/A, filed by the Company on November 2, 2000, in connection with the Hickson acquisition, which contains unaudited pro forma combined condensed financial statements.

     The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of the Company.

                                                  Nine Months
                                              Ended September 30,
                                              2000           1999
                                          --------------------------
           Sales                             $846.0        $860.7
           Net income                        $ 39.4        $ 40.4
           Diluted income per share          $ 1.77        $ 1.75

 Disposition

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, LA of the assets of its subsidiary, SPPI, a distributor of swimming pool equipment, parts and supplies. Net proceeds from the sale were approximately $21 million and a pretax gain of approximately $11 million was recorded. Net proceeds from the sale were used to reduce existing debt levels. Sales and operating income for the nine months ended September 30, 2000 and 1999 include $54.1 million and $2.5 million, and $67.3 million and $2.8 million, respectively, related to SPPI.

Restructuring Charge

     During the third quarter of 2000, the Company recorded a $7.5 million restructuring charge related to severance and employee benefit costs in connection with headcount reductions (approximately 70 individuals) associated with the reorganization of certain businesses, as well as corporate and centralized services personnel. As

                             ARCH CHEMICALS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


of September 30, 2000, $0.1 million had been charged against the reserve. At September 30, 2000, $7.4 million was included in "Accrued Liabilities" in the Company's consolidated balance sheet, and 17 employees had been terminated.

Assets Held for Sale

     The Company's intention is to divest of the Hickson organics division within twelve months of acquisition. Accordingly, the Company has accounted for the organics division in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold." As such, the fair value of the net assets of this division has been classified as "Assets Held for Sale" in the Company's consolidated balance sheet at September 30, 2000. This valuation includes an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period. The Company expects a transaction to be completed no later than the third quarter of 2001. The net earnings (losses) related to the organics division during the holding period are not included in the consolidated statements of income as of September 30, 2000, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11.

Pending Acquisition

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

In analyzing the results of operations for the Company and its segments, the following matters should be considered. Results for the three and nine months ended September 30, 2000 include the results of Superior Pool Products, Inc. ("SPPI") until the date of sale (July 31, 2000) and the results of Hickson International PLC ("Hickson") from the date of acquisition (August 22, 2000). SPPI's results are included in the water chemicals segment. Hickson's results are included in the performance chemicals segment. The Company's water chemicals segment is seasonal in nature. Historically, approximately forty percent of the sales in the water chemicals business occur in the second quarter of the fiscal year, as sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. In addition, segment operating income includes the equity in earnings of affiliated companies.

As a result of the acquisition of Hickson and the recent reorganization, the Company intends on reporting its results for the year ended 2000 according to the following segments: Microelectronics, Water, Treatment, Performance, and Other.

     Hickson manufactures and supplies specialty chemical products and services to customers worldwide. Hickson's operations consist of three businesses -- wood protection, furniture coatings and organic chemicals. The wood protection business specializes as a global leader in the protective treatment of wood against decay, insect attack and fire damage and is a leader in the application of biocides to this sector. The furniture coatings business specializes in furniture coatings primarily in European markets and utilizes urethane formulations in over 50% of the products. The organic chemicals business comprises contract manufacturing for the agricultural herbicide market and the production of fine chemicals. Hickson's organic chemicals business is not strategic to Arch and, accordingly, the Company intends to sell the organics chemicals business within one year.

     This acquisition is expected to strengthen the Company's already significant position in the high-growth biocides and performance urethanes marketplaces and expand the Company's international operations. Hickson's wood protection and furniture coatings businesses combined generated $227 million in sales in 1999 with an operating margin of approximately 11%.

Results of Operations
---------------------

Consolidated

                                                        Three Months                  Nine Months
                                                    Ended September 30,           Ended September 30,
                                                   2000           1999             2000         1999
                                                   ----           ----             ----         ----
                                                          (In millions, except per share amounts)
Sales                                             $200.3         $201.6           $694.2       $694.8
Gross Margin                                        51.2           50.6            192.9        195.7
Selling and Administration                          40.2           40.1            122.4        123.9
Research and Development                             4.4            4.9             12.1         13.8
Equity in (Earnings) of Affiliated Companies        (2.3)          (1.3)            (5.9)        (4.0)
Special Items:
   Acquisition Related Costs                         2.2             --              2.2           --
   Restructuring Charge                              7.5             --              7.5           --
   Other (Gains) Losses                            (10.6)            --            (10.6)          --
Interest Expense                                     3.1            1.5              8.7          4.1
Net Income                                        $  4.6         $  4.1           $ 37.6       $ 38.5

Income Per Share:
   Basic                                          $ 0.21         $ 0.18           $ 1.69       $ 1.67
   Diluted                                        $ 0.21         $ 0.18           $ 1.68       $ 1.67
Weighted Average Common Stock Outstanding:
   Basic                                            22.2           23.0             22.3         23.0
   Diluted                                          22.2           23.1             22.3         23.1

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Three Months Ended September 30, 2000 Compared to 1999

     Sales were comparable to prior year. The increase in sales associated with the acquisition of Hickson was offset by the reduction in sales due to the divestiture of SPPI.

     Gross margin percentage was 25.6% and 25.1% for 2000 and 1999, respectively.

     Selling and administration expenses as a percentage of sales were comparable (20.1% in 2000 from 19.9% in 1999). The net increase in expenditures is due to the inclusion of Hickson, partially offset by the absence of expenses related to, an arbitration settlement, the decision to delay construction of a facility in China, and certain severance costs recorded in 1999, as well as expenditures associated with SPPI.

     Research and development expenses as a percentage of sales were 2% in 2000 and 1999. The amount of expenses decreased $0.5 million primarily due to the absence of research and development expenses associated with certain copper slurry technology related to the Company's Planar Solutions LLC joint venture ("Planar"), which are now being reflected in equity in earnings of affiliates.

     Equity in earnings of affiliated companies increased $1.0 million due to the favorable performance of the Company's Fuji Photo Film and Nordesclor joint ventures, and the inclusion of profits from Hickson-Koppers (Hickson's timber protection joint venture in Australia), partially offset by Planar losses.

     Acquisition related costs of $2.2 million represent expenses associated with the purchase of derivative instruments used to mitigate the risk of foreign currency fluctuations related to the purchase price and assumption of certain foreign-denominated debt in connection with the Hickson acquisition.

     Restructuring costs totaling $7.5 million relate to severance and employee benefit costs in connection with headcount reductions (approximately 70 employees) associated with the reorganization of certain businesses, as well as corporate and centralized services personnel. The Company expects to realize future annual savings of approximately $7 million related to these workforce reductions.

     Other (gains) and losses consist principally of the gain in connection with the sale of SPPI.

     Interest expense was $3.1 million in 2000 compared to $1.5 million in 1999. The increase was primarily due to higher debt levels directly related to the Hickson acquisition, partially offset by proceeds from the sale of SPPI, and overall higher interest rates.

     The effective tax rate for the third quarter was 34% in 2000 and 25% in 1999. The effective tax rate for the third quarter of 2000 is consistent with the Company's full-year 1999 effective tax rate of 34%. During the third quarter of 1999, the full-year effective tax rate was reduced from 35% to 34% due to a change in estimated foreign taxes, which resulted in a lower effective tax rate for the quarter.

   Nine Months Ended September 30, 2000 Compared to 1999

     Sales were comparable, as both overall pricing and volumes were fairly consistent.

     Gross margin percentage was 27.8% and 28.2% for 2000 and 1999, respectively. The decrease in gross margin was primarily due to higher raw material prices.

     Selling and administration expenses as a percentage of sales decreased to 17.6% in 2000 from 17.8% in 1999. Lower employee benefit related costs, and the absence of expenses related to, an arbitration settlement, the decision to delay construction of a facility in China, and certain severance costs recorded in 1999, as well as expenditures associated with SPPI, more than offset higher expenditures attributable to the acquisition of Hickson.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


     Research and development expenses as a percentage of sales were 2% in 2000 and 1999. The amount of expenses decreased $1.7 million compared to the prior year primarily due to the absence of research and development expenses associated with certain copper slurry technology related to Planar, which are now being reflected in equity in earnings of affiliates, and slightly lower expenditures associated with the photopolymers business.

     Equity in earnings of affiliated companies increased $1.9 million primarily due to the favorable performance of the Company's Fuji Photo Film joint venture, partially offset by Planar losses.

     Interest expense was $8.7 million in 2000 compared to $4.1 million in 1999. The increase was due to higher overall interest rates and higher average borrowings primarily attributable to higher working capital earlier in the year, the share repurchase program and the Hickson acquisition, partially offset by the proceeds from the sale of SPPI.

     The effective tax rate for the first nine months of 2000 and 1999 was 34%.

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and nine months ended September 30, 2000 and 1999, include $2.4 million and $7.1 million, respectively, related to the amortization of deferred income under the supply agreement. The Company is working to replace the loss of the income that will result upon the expiration of the contract through a combination of the commercialization of new products and expansion into new markets, and acquisitions such as the acquisition of Hickson and the pending acquisition of Brooks Industries' personal care intermediates ("PCI") business (see "Pending Acquisition"), as well as the acquisition of the hydroquinone di (beta-hydroxyethyl) ether ("HQEE") product line purchased from Eastman Chemicals in September 1999. In addition, cost reduction programs will continue to be implemented.

     For the full fiscal year, excluding the gain on the sale of SPPI, acquisition related costs and restructuring charges, the Company's 2000 sales and operating income are expected to be higher than 1999 and diluted income per share for the full fiscal year is now expected to be in the low end of the $1.89 to $1.95 range, which is approximately 4% higher than the $1.82 reported in 1999.

Microelectronic Chemicals

                                      Three Months             Nine Months
                                  Ended September 30,      Ended September 30,
                                     2000      1999          2000       1999
                                     ----      ----          ----       ----
                                                  ($ in millions)
      Results of Operations

      Sales                         $57.3      $55.2        $167.1     $160.8
      Operating Income (Loss)         2.4       (1.5)          3.7       (2.8)

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


   Three Months Ended September 30, 2000 Compared to 1999

   Sales increased 4%. The increase in sales was due to a 6% increase in volumes, partially offset by a 2% decrease in pricing. The segment reported improved operating income of approximately $4.0 million in 2000 compared to 1999. Excluding the impact of the process chemicals product line, sales increased 5% and operating income improved significantly, with operating margins rising to 10% compared to 4% in the prior year. The sales increase was driven principally by higher volumes of photoresists, including Deep UV, and ancillaries, as well as strong demand for chemical management services and thin film equipment. The increase in operating income was due to the higher sales and the continued strong joint venture performance of Fuji Photo Film.

     Process chemicals reported sales of $17.0 million and incurred an operating loss of $1.8 million, compared to sales of $16.7 million and an operating loss of $3.1 million in 1999.

     Nine Months Ended September 30, 2000 Compared to 1999

     Sales increased 4%. The increase in sales was due to a 7% increase in volumes, partially offset by a 3% decrease in pricing. Excluding the impact of the process chemicals product line, sales increased 7% and operating income improved significantly. The sales increase was driven principally by higher volumes of photoresists, including Deep UV, and ancillaries, as well as strong demand for chemical management services and thin film systems. The increase in operating income was due to the higher sales and the continued strong joint venture performance of Fuji Photo Film.

     Process chemicals reported sales of $49.7 million and incurred an operating loss of $6.7 million, compared to sales of $50.8 million and an operating loss of $8.6 million in 1999. Although the Company's initiatives to improve process chemicals' performance in the near-term have been successful in reducing the operating loss significantly, Arch has planned a major restructuring of the business to occur during the fourth quarter of 2000. This restructuring will consolidate facilities, downsize product offerings, and focus on formulated specialty process chemicals. The restructuring is expected to significantly improve operating margins to approximately 10% of sales, while reducing sales by more than 75%. As a result of the restructuring, the Company will record a fourth quarter charge in connection with workforce reductions and asset write-downs totaling approximately $50 million. The restructuring is expected to be completed within three to six months.

Water Chemicals

                                      Three Months          Nine Months
                                  Ended September 30,   Ended September 30,
                                     2000      1999        2000      1999
                                     ----      ----        ----      ----
                                               ($ in millions)
     Results of Operations
     Sales                           $46.8      $63.2     $268.5     $284.6
     Operating Income (Loss)          (4.4)      (0.8)      31.4       33.3


   Three Months Ended September 30, 2000 Compared to 1999

     Water Chemicals reported sales of $46.8 million and an operating loss of $4.4 million compared with sales and an operating loss of $63.2 million and $0.8 million, respectively, in 1999. The decrease in sales was attributable to the divestiture of SPPI on July 31, 2000.

     Excluding the results of SPPI, sales were comparable as higher bulk volumes offset lower branded calcium hypochlorite volumes. The decrease in branded calcium hypochlorite product is principally due to unseasonably cold and damp weather in the Northeast U.S. On a similar basis, operating results were a $4.5 million loss

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

compared to $1.8 million in 1999. The decline in operating results was primarily attributable to sales mix, higher manufacturing costs due to the timing of the annual plant outage, and higher operating expenses associated with the marketing of branded products, partially offset by favorable joint venture performance.

   Nine Months Ended September 30, 2000 Compared to 1999

     Sales and operating income each decreased by 6%.

     Excluding the results of SPPI, sales and operating income were $214.4 million and $28.9 million compared to $217.3 million and $30.5 million, respectively, in 1999. The sales decrease is primarily due to lower volumes of branded calcium hypochlorite (HTH(R) and Sock-It(R)) due to the unseasonable weather during the third quarter of 2000, partially offset by slightly higher branded Trichlor (Pace(R)) volumes. The decline in operating results was primarily attributable to the lower sales and higher manufacturing costs.

Performance Chemicals

                                       Three Months          Nine Months
                                   Ended September 30,   Ended September 30,
                                      2000      1999        2000      1999
                                      ----      ----        ----      ----
                                                 ($ in millions)
     Results of Operations
     Sales                           $96.2       $83.2     $258.6    $249.4
     Operating Income                 10.9         9.2       29.2      31.5


   Three Months Ended September 30, 2000 Compared to 1999

     Sales and operating income increased 16% and 18%, respectively. The improvement is due to the inclusion of the sales and operating income associated with the acquisition of Hickson's Wood Protection and Furniture Coatings businesses which occurred on August 22, 2000. In addition, higher pricing, and the absence of $2.3 million of nonrecurring expenses recorded in 1999, partially offset by lower volumes and higher raw material costs, contributed to the increase.

     Performance urethanes and organics' sales were 21% higher primarily due to the acquisition of Hickson's Furniture Coatings business. In addition, higher pricing for specialty polyols and an increase in contract business offset lower volumes of both specialty polyols and glycol products due to weak demand. Operating income was higher as a result of the higher sales, partially offset by higher raw material costs compared to the prior year.

     Biocides' sales were 33% higher primarily as a result of the acquisition of Hickson's Wood Protection business, partially offset by lower custom chemicals and metalworking fluid sales. Operating income increased significantly as a result of the higher sales, lower manufacturing costs, and higher pricing. In addition, 1999 results include $2.3 million of nonrecurring expenses related to an arbitration award and expenses related to the decision to delay construction of a facility in China.

     Hydrazine sales were 34% lower as a result of lower hydrazine hydrate volumes, lower propellant volumes and lower UltraPureTM sales. The business incurred an operating loss in the current quarter compared to operating income in the prior year primarily due to the decrease in sales driven by the continued depressed global market conditions and higher operating costs.

     Sulfuric acid sales increased 12% as a result of higher volumes and pricing. Operating income increased significantly primarily due to the higher sales and lower distribution costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

   Nine Months Ended September 30, 2000 Compared to 1999

     Sales increased 4% and operating income decreased 7%.

     Performance urethanes and organics' sales increased 5% primarily due to the acquisition of Hickson's Furniture Coatings business, as well as higher sales due to contract business and from the HQEE acquisition, partially offset by lower volumes in most product areas due to weak demand and competition. Operating income was lower primarily as a result of higher propylene raw material prices and natural gas costs compared to the prior year.

     Biocides' sales were 18% higher primarily due to the acquisition of Hickson's Wood Protection business, as well as increased sales in most markets, principally driven by higher volumes in the anti-dandruff and marine paint markets. Operating income increased significantly as a result of the higher sales and lower manufacturing costs. In addition, 1999 results include $2.3 million of nonrecurring expenses related to an arbitration award and expenses related to the decision to delay construction of a facility in China.

     Hydrazine sales decreased 27% as a result of lower hydrazine hydrate volumes and pricing due to continued weakness in the Asian markets in which the Company operates, and lower propellant volumes and lower Ultra PureTM sales. Operating income decreased due to the lower sales, partially offset by favorable manufacturing costs primarily due to the decision to delay the plant turnaround until 2001.

     Sulfuric acid sales increased 2% due to slightly higher pricing and volumes. Operating income was comparable to prior year, as the higher sales offset higher natural gas costs.

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance chemicals' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The agreement expires on December 31, 2000 unless extended; the Company does not believe it will be extended. The $30 million payment was recorded as deferred income and is amortized ratably into operating income over the three-year term. Unless the supply agreement is extended beyond 2000, which the Company does not expect to happen, no future income will be realized with respect to this supply agreement after December 31, 2000. Sales and operating income for the three and nine months ended September 30, 2000 and 1999, include $2.4 million and $7.1 million, respectively, related to the amortization of deferred income under the supply agreement. The Company is working to replace the loss of the income that will result upon the expiration of the contract through a combination of the commercialization of new products and expansion into new markets, and acquisitions such as the acquisition of Hickson and the pending acquisition of Brooks Industries' PCI business (see "Pending Acquisition"), as well as the acquisition of the HQEE product line purchased from Eastman Chemicals in September 1999. In addition, cost reduction programs will continue to be implemented.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data

                                                              Nine Months
                                                          Ended September 30,
                                                            2000       1999
                                                            -----      ----
                                                            ($ in millions)
Provided By (Used For)
Net Operating Activities from Continuing Operations       $ 72.0     $  16.7
Capital Expenditures                                       (43.2)      (34.1)
Businesses Acquired, net of cash                          (140.5)       (8.0)
Net Investing Activities                                  (156.5)      (40.9)
Long-term Debt Borrowings                                  210.8          --
Net Financing Activities                                    93.9        35.3


   Nine Months Ended September 30, 2000 Compared to 1999

     For the nine months ended September 30, 2000, the increase in cash flow provided by net operating activities from continuing operations was primarily attributable to lower working capital, principally related to improved collections of accounts receivable.

     Capital expenditures for the first nine months of 2000 increased approximately $9 million as compared to 1999 due to the timing of certain capital projects in the microelectronic chemicals and performance chemicals segments. Capital expenditures for 2000 are expected to be in the $65 million range.

     On August 22, 2000, the Company completed the acquisition of UK-based Hickson. The total purchase price, inclusive of expenses and net of cash acquired, was $140.5 million and was financed from a new $225 million revolving credit facility. See below for additional information concerning this revolving credit facility. For additional information concerning the Hickson acquisition, including pro forma financial information, see the Form 8-K/A filed by the Company on November 2, 2000.

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, LA of the assets of its subsidiary, SPPI, a distributor of swimming pool equipment, parts and supplies. Net proceeds from the sale were approximately $21 million. A gain on the transaction of approximately $11 million was recorded. Net proceeds from the sale were used to reduce existing debt levels.

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

     The Company has an unsecured $125 million revolving five-year credit facility which expires in January 2004, an unsecured $125 million, 364-day facility which expires in January 2001, and a $225 million revolving credit facility which expires in March 2002 which the Company utilized to finance the Hickson acquisition and refinance a portion of the assumed debt (collectively, the "Credit Facilities"). The Credit Facilities contain

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

leverage and interest coverage ratio covenants, and restrict the payment of dividends in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the unused credit and range from 0.125% to 0.35%. The Company may select various borrowing rate options, including but not limited to, LIBOR plus 0.325% to 1.15%. Included in the outstanding borrowings under the Credit Facilities at September 30, 2000 is approximately $48 million of debt denominated in British pounds. At September 30, 2000, the Company had $200 million of available borrowings under the Credit Facilities. The Company believes that the Credit Facilities are adequate to satisfy its liquidity needs for the near future.

     On September 8, 2000, the Company paid its third quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $13.4 million during the first nine months of 2000.

     During the first nine months of 2000, Arch repurchased approximately 502,000 shares of its common stock, bringing the cumulative total shares repurchased through September 30, 2000 to over 893,000, at a total cost of approximately $16 million. The program, originally approved by Arch's Board of Directors in October of 1999, has been suspended pending the completion of the Hickson acquisition, including the sale of the Organics business.

     On October 26, 2000, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on December 8, 2000, to shareholders of record at the close of business on November 10, 2000.

Pending Acquisition
-------------------

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

Cautionary Statement under Federal Securities Laws
--------------------------------------------------

     Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

business and market conditions, lack of moderate growth in the U.S. or European economies; increases in interest rates; the continued recovery of economic conditions in Asia; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; continued improvement in the semiconductor industry; unfavorable court, arbitration or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages at the customer's or company plants; the ability of the Company to sell the Organics business; and the successful integration of Hickson's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In connection with the acquisition of Hickson, the following quantitative and qualitative information concerning market risk has been updated from that reported in the Company's Form 10-K for the year ended December 31, 1999.

See the Form 8-K/A, filed by the Company on November 2, 2000, which contains Hickson's historical financial statements.

Interest Rates

The Company is exposed to interest rate risk on its borrowings which are primarily at various floating rates. Based upon the current levels of borrowings under these facilities, an increase in interest rates of 100 basis points would have an adverse effect on the Company's results of operations and cash flows of approximately $3 million.

Foreign Currency Risk

Approximately 25 percent of the Company's sales are denominated in currencies other than the U.S. dollar. The Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company's equity investments and its respective share of earnings (losses), the Company's net investment in foreign subsidiaries, translation of the Company's foreign operations for U.S. GAAP reporting purposes and from purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Canadian dollar and Japanese yen). It is the Company's policy to hedge approximately 60% to 80% of these transactions. The counterparties to the options and contracts are major financial institutions.

Holding other variables constant, if there were a 10 percent adverse change in foreign currency exchange rates, the net effect on the Company's cash flows would be a decrease of between $1 million to $2 million, as any increase (decrease) in cash flows resulting from the Company's hedge contracts would be offset by an equal increase (decrease) in cash flows on the underlying transaction being hedged.

                             ARCH CHEMICALS, INC.
                          PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits required by Item 601 of Regulation S-K.

              27.  Financial Data Schedule.


         (b) On August 31, 2000, the Company filed a report on Form 8-K dated August 22, 2000, under Item 2, "Acquisition or Disposition of Assets." No financial information was included in this Form 8-K. No other Form 8-K's were filed in the third quarter.

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

                                             ARCH CHEMICALS, INC.
                                             --------------------
                                                 (Registrant)



November 13, 2000                         By:  Louis S. Massimo
                                               -----------------------------
                                               Louis S. Massimo
                                               Vice President and Chief
                                                Financial Officer

                                 EXHIBIT INDEX



Exhibit
  No.       Description
-------     -----------

   27       Financial Data Schedule.