Form 10-K
period 2000-12-31
ARCH CHEMICALS INC
filed 2001-03-12
CIK 1072343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of January 31, 2001, the aggregate market value of registrant's common stock held by non-affiliates of registrant was approximately $452,799,800.

    As of January 31, 2001, 22,140,195, shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM
                           10-K AS INDICATED HEREIN:

                                                                PART OF 10-K
                   DOCUMENT                               INTO WHICH INCORPORATED
                   --------                               -----------------------
   Proxy Statement relating to Arch's 2001                        Part III
        Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                       PAGE
                                                                       NO.
                                                                       ----
                                    PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................   10
Item 3   Legal Proceedings...........................................   14
Item 4   Submission of Matters to a Vote of Security Holders.........   14

                                   PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   16
Item 6   Selected Financial Data.....................................   16
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   18
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   30
Item 8   Financial Statements and Supplementary Data.................   31
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   59

                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........   59
Item 11  Executive Compensation......................................   59
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   59
Item 13  Certain Relationships and Related Transactions..............   59

                                   PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   59

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Arch Chemicals, Inc. ("Arch" or the "Company") is a specialty chemicals manufacturer which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and the semiconductor industries. The principal business segments in which the Company competes are microelectronic chemicals, water chemicals, treatment chemicals and performance chemicals. The Company's ability and willingness to provide superior levels of technical customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the common skills on which the Company relies in servicing its global markets and customers.

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

     In connection with the acquisition of Hickson International PLC, which is described below, the Company announced that it intends to divest the Hickson's Organics Division within one year following completion of the Hickson acquisition. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, the Organics Division has been classified as an asset held for sale as is more fully discussed in Note 2 "Additional Balance Sheet Information" in Notes to Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data and
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K of
Part II of this Report. Accordingly, Item 1 -- Business and Item 2 -- Properties of Part I of this Report describe the Company's businesses without the Hickson Organics Division.

     The term "Company" as used in Part I and II of this Report means Arch Chemicals, Inc. and its subsidiaries (but excluding the Hickson Organics Division) unless the context indicates otherwise.

2000 EVENTS

     On April 27, 2000, Arch announced the formation of a joint venture, Planar Solutions LLC, with Wacker Silicones Corporation, to produce and market Chemical Mechanical Planarization ("CMP") slurry products used in the advanced computer chip manufacturing process.

     In July 2000, Arch Chemicals UK Holdings Limited ("Arch UK"), a newly formed, wholly-owned, indirect subsidiary of the Company made a formal cash offer (the "Offer") for all of the issued shares of UK-based Hickson. The offer, which was unanimously recommended by Hickson's Board of Directors, was for GBP
0.55 (US $0.82) in cash for each Hickson share. On August 22, 2000, Arch UK declared the offer wholly unconditional (the "Acquisition Date"). The total purchase price, including estimated expenses and net debt assumed ($59 million), was approximately $215 million.

     On July 31, 2000, Arch sold substantially all the assets of its subsidiary, Superior Pool Products, Inc., for approximately $21 million in cash to a subsidiary of SCP Pool Corporation.

     On October 26, 2000, Arch announced that it was reorganizing its business portfolio into four core segments as a result of the Company's integration of the former Hickson Protection and Coatings businesses. Arch's four core segments are:

     - Microelectronic Materials -- advanced chemistry and services for semiconductor manufacturers, permitting them to offer businesses and consumers leading edge products and capabilities. Arch's portfolio includes photoresists, polyimides, formulated products, thin film systems and chemical management services, and the chemical mechanical planarization ("CMP") through a joint venture with Wacker Silicones Corporation.

     - HTH Water Products -- products and related equipment and services to provide people with clean, safe water. Arch's portfolio includes HTH(R) branded consumer pool chemicals and chemicals and feeder technology for commercial pools, drinking water and industrial applications.

     - Treatment Products -- active ingredients and related services for industrial and consumer products, which provide biocidal and other treatment characteristics that promote health, safety, and well being. Arch's portfolio includes industrial biocides, wood treatment products and services, and personal care biocides and other personal care intermediates.

     - Performance Products -- chemistry and services for the coatings, adhesives, sealant, and elastomer markets, making possible a vast array of products. Arch's portfolio includes specialty polyols and coatings for wood furniture.

     In addition, Arch's businesses include Hydrazine and Sulfuric Acid, as well as the Hickson Organics division. The Hickson Organics division is being offered for sale and appears in financial statements as an asset held for sale.

     Arch also announced it was restructuring its process chemicals business by consolidating manufacturing facilities and reducing product offerings to focus this business on formulated specialty products.

     In November 2000, the Company completed the acquisition of Brooks Industries' personal care intermediates business for approximately $38 million. The business manufactures standard and specialty personal care products such as specialty biopolymers, proteins, botanicals, liposomes, lanolin, lanolin derivatives and emulsifiers.

PRODUCTS AND SERVICES

     The Company's principal products and services fall within five business segments: microelectronic materials, HTH water products, treatment products, performance products and other specialty products. For financial information about each of the Company's industry segments, and foreign and domestic and export sales, see Note 9 "Segment Reporting" to the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Report. The principal products of each business are described below.

  Microelectronic Materials

     The Company manufactures and supplies a range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world.

     The Company manufactures a wide range of photoresist and ancillary products encompassing negative, g-line, i-line and 248nm and 193nm deep UV technologies to meet the constantly evolving needs of the semiconductor industry. The Company has recently announced new products based on two new series of 248nm deep UV resists, a new 193nm bi-layer thin imaging system (TIS 2000TM) and single-layer 193nm resist materials. In addition, aqueous-based environmentally-safer residue removers, as well as strippers, edge bead removers, developers, cleaners, post etch residue removers and post CMP cleaners, are sold throughout the world. The current focus of the photoresist research and development efforts is aimed at evolving the technology platforms underlying these products through modification of the respective materials chemistries to meet the ongoing demands of the semiconductor industry. The Company is pursuing advanced photoresist development through internal development, strategic alliances and licensing agreements. Through its joint venture, Planar Solutions LLC, the Company produces and markets CMP slurry products to advanced chip manufacturers.

     The microelectronic chemicals sold by the Company in 2000 also include a variety of high purity acids, bases, oxidizers, etchants and solvents (collectively referred to as "process chemicals"). The Company is in the process of restructuring its process chemicals business to transform it away from a supplier of commodity-like straight acids and solvents which were low margin to a more focused position as a supplier of formulated products such as buffered hydrofluoric acid and mixed acid etchants used in the etching of computer wafers. In connection with this restructuring, the Company is consolidating manufacturing facilities and reducing its process chemical product offerings.

     Another microelectronic materials product line, referred to as thin film systems, includes film deposition precursors, dopants, chlorine sources and chemical delivery equipment.

     In addition to the range of products offered, the Company provides semiconductor manufacturers with a variety of chemical usage-related services, known as chemical management services, including inventory management and chemical handling.

     The Company's microelectronic materials products business competes against other suppliers on the basis of performance, product quality, service, technology and pricing. The Company has a broad patent portfolio encompassing the technologies underlying the design of its products which the Company believes provides a competitive advantage against other suppliers. The Company enhances its technological competitive advantage by entering into technology licenses and joint development agreements with third parties to meet the rapidly evolving needs of the semiconductor industry. Numerous programs have been implemented, are planned or are in progress which are expected to improve the cost structure and are designed to make this business a low-cost industry supplier. The Company's extensive product line and global infrastructure are distinct advantages that enhance its competitiveness. Product performance and quality and the technology associated with quality are generally considered an industry prerequisite. The high quality standards of the semiconductor industry serve as a hurdle, which limit the number of new entrants as suppliers to the market.

     The Company's microelectronic materials products are sold on a direct basis or through independent third party distributors. Chemical management services are offered on a direct basis only.

     The Company has a joint venture with Fuji Film in Japan for the manufacture and sale of photoresists in Asia.

  HTH Water Products

     The Company manufactures and sells chemicals and distributes equipment on a worldwide basis for the sanitization and recreational use of residential and commercial pool water, and the purification of potable water. The Company sells both calcium hypochlorite and chlorinated isocyanurates for the sanitization of residential and commercial pool water. The Company is a leading worldwide producer of calcium hypochlorite with 65% to 70% available chlorine. The Company has a competitive advantage through ownership of the J3(TM) technology which enables it to produce calcium hypochlorite with superior dissolving characteristics and 75% to 78% available chlorine as compared to calcium hypochlorite with 65% to 70% available chlorine. The Company owns widely recognized brand names for both calcium hypochlorite (HTH(R)) and chlorinated isocyanurates (Pace(R)). The Company's water chemical products are sold under a variety of brand names, including Company-owned trademarks such as Sock-It(R), Super Sock-It(R), Duration(R) and Pulsar(R). The Company's water chemical products are also distributed as private label brands. In addition to the pool water sanitizers, calcium hypochlorite and chlorinated isocyanurates, the Company sells ancillary chemicals and accessories for the maintenance and recreational use of residential and commercial pools.

     The Company's water products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company has plans to expand its presence in the municipal water market both domestically and internationally.

     In 2000, approximately 81% of the Company's water products sales were within North America, and the remaining 19% were throughout the rest of the world. In North America, the Company sells water chemical products either directly to retail or through independent third party distributors. The Company also has subsidiaries and ownership interests in joint ventures in South Africa (Aquachlor (Pty) Ltd.) and Brazil (Nordesclor S.A.) which manufacture and distribute calcium hypochlorite to local markets.

     In addition to the manufacture and sale of HTH water products, the Company distributes chemicals, equipment, parts and accessories for pools in Europe mainly through its wholly-owned subsidiary Hydrochim, S.A., located in France.

  Treatment Products

     Through its treatment products business, the Company manufactures industrial biocides, wood treatment products and personal care active ingredients and other intermediates.

     The Company manufactures biocides that control the growth of micro-organisms, particularly fungi and algae, and control dandruff on the scalp. All of the biocide products are marketed under the well-recognized trademarks, Omadine(R), Omacide(R) and Triadine(R) biocides. The majority of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing concentrates, forms and salts, and the Company is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate ("IPBC"), a broad-spectrum fungicide, and serve the metalworking fluids, antifoulant paints and coatings markets. The IPBC-based biocides currently consist of five variations with others in the development stages. Biocides make up a small portion of the customers' end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation's other components. Meeting the biocide customer's needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company's ability to meet these needs makes it a preferred supplier in the antidandruff market. The Company is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and antifoulant paints. The manufacturing flexibility of the biocides assets also permits the Company to offer fine chemical custom manufacturing services.

     Through its acquisition of Hickson, the Company is a leading producer of wood treatment chemicals, which are solutions to enhance the properties of wood. Its industrial wood preservatives and fire retardants are sold under the brand names Wolmanized(R), Dricon(R), Thompsonized(R), Tanalised(R), Vacsol(R), and Resistol(R) in markets around the world. These products protect wood against moisture, fungal decay, termites and other insects. The principal customers are sawmills and treaters of softwoods that require chemical treatment to impart resistance properties to fungal and insect damage, giving softwoods the performance of hardwoods in service. In the U.S. and Canada, the majority of the customers are licensed wood treaters that operate under guidelines and standards established by the Company. The license program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. The Company's customers sell their wood-treated products into the construction, utility and agricultural markets. The products sold by the Company are critical to the performance and value of the customers' end-use products. Regulatory pressure, together with growing consumer preferences, is moving the industry to chrome-free and arsenic-free technology and the Company is offering such products. The Company is also a 49% owner of a joint venture with Koppers Industries, Inc. based in Pittsburgh, Pennsylvania, for the manufacture and distribution of wood treatment chemicals to the Australasia and Asia-Pacific markets.

     Through its acquisition of Brooks Industries personal care intermediates business, the Company has broadened its position in the personal care market to include actives and functional products sold primarily to manufacturers of skin care and hair care products.

  Performance Products

     The Company's performance products business consists of the manufacture and sale of a broad range of products with diverse end uses. The performance products sold by the Company are critical to the performance and value of the customer's end use products. As a result, there is a high level of operational integration with many customers. The performance chemicals business is characterized by technology-driven product solutions that benefit specific customers and provide manufacturing flexibility. In addition, the business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations combined with the Company's ability and willingness to provide superior technical support enables it to respond to the specific needs of a diverse group of customers. This gives the Company a competitive advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers.

     The Company's performance products business manufactures flexible polyols, specialty polyols, urethane systems and glycols and glycol ethers. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company's wholly-owned, Venezuelan subsidiary, Arch Quimica Andina, C.A., for South American markets. Specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company's Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze and provides custom manufacturing of specialty chemicals for a small group of companies.

     Through its acquisition of Hickson, the Company manufactures a wide range of coatings for a variety of wood applications. These finishes are factory or brush applied products for the surface decoration and protection of wood, including stains, polyester-based urethanes (including solvent and water-borne systems), pigments and colors, and new technology UV systems. These wood coatings products are sold under the name "Arch Coatings," including the brand names Sayerlack(R) and Linea Blu(R). The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. The Company is a market leader in several areas of Europe, including the strategic Italian market as well as France and the United Kingdom. The company also has operations in Spain and exports to Asia. The major customers for these coatings require a high degree of applications assistance and the development of a total coatings solution, including product development, is key in the growth of this business. As a result, the Company has many long-standing customers and is well known as a top-tier quality supplier. The customer base includes many of the leading furniture manufacturers in Europe.

  Other Specialty Products

     Hydrazine. The Company supplies hydrazine hydrates as well as propellant grade hydrazine and hydrazine derivatives. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. Hydrazine hydrates are produced at the Company's Lake Charles, Louisiana production facility. The hydrazine hydrates are supplied in various concentrations, ranging from 51-100%, and in packaging containers that include bulk, tote bins and drums.

     The Company supplies propellant grade hydrazine and hydrazine derivatives for use as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. These propellant grade hydrazine products include Ultra Pure(TM) Hydrazine (UPH), anhydrous hydrazine (AH), unsymmetrical dimethyl hydrazine (UDMH), monomethyl hydrazine (MMH) and hydrazine fuel blends. In addition to space-related applications in satellites and launch vehicles, auxiliary power from hydrazine-driven units is supplied to the NASA Space Shuttle for maneuvering its rocket engine nozzles and for operating valves, control surfaces, brakes and landing gear on the Shuttle Orbiter. Emergency power from hydrazine is also provided to jet aircraft like the F-16 to operate electrical and hydraulic units in the event of an engine flameout. The Company also supplies launch services and special packaging containers including cylinders to improve the safe handling and storage of propellants and to reduce launch costs.

     Sulfuric Acid. The Company is a major regional supplier of sulfuric acid regeneration services and virgin sulfuric acid to the U.S. Gulf Coast market with manufacturing facilities located in Beaumont, Texas and Shreveport, Louisiana. The Company supplies sulfuric acid to refineries for their petroleum alkylation process and to pulp and paper manufacturers for use as a reagent for chlorine dioxide generation and water treatment neutralization for pH control.

CUSTOMERS

     No single customer has accounted for more than 10% of the Company's total annual sales over the last three fiscal years. The Company's customer base is diverse and includes semiconductor manufacturers, flat panel display manufacturers, world-renowned consumer product companies, furniture manufacturers, national and regional chemical and equipment distributors, wood treaters, sawmills, other chemical manufacturers and the U.S. Government.

RAW MATERIALS AND ENERGY

     The Company utilizes a variety of raw materials in the manufacture of products for its businesses. The Company has not experienced any difficulty in securing raw materials. Outlined below are the principal raw materials for the product businesses. The majority of the Company's raw material requirements are purchased and many are provided under the terms and conditions of written agreements.

     Microelectronic Materials. The principal raw materials for the microelectronic chemicals business include sulfuric acid, hydrofluoric acid, nitric acid, phosphoric acid, hydrochloric acid, hydrogen peroxide, ammonia, isopropyl alcohol, acetone, tetraethylorthosilicate (TEOS), dichloroethylene
(DCE), trichloroethane (TCA), phosphorous oxychloride (POCL3), hexamethyldisilazone (HMDS), custom polymers, photoinitiators, tetra methyl ammonium hydroxide (TMAH) and custom polyimide resins and photosensitizers.

     HTH Water Products. The principal raw materials for the water chemicals business include chlorine, caustic soda, lime and chlorinated isocyanurates. Chlorine and caustic soda are provided by Olin pursuant to a long-term chlor-alkali supply agreement with Olin. The balance of the raw materials are purchased from other suppliers and are readily available.

     Treatment Products. The raw materials for industrial biocide treatment chemicals are pyridine, iodine and propargyl butyl carbamate. The raw materials for wood protection products include chromic acid, copper oxide, copper carbonate, arsenic acid, cupric oxide and proprietary organic biocides.

     Performance Products. The raw materials for the performance chemicals business include a variety of chemicals including propylene, propylene oxide and ethylene oxide. In addition, a wide variety of polyester resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, titanium dioxide, isocyanate, various pigments and colors and stains are used. For this segment, propylene is the most significant raw material and is subject to price volatility.

     Other Specialty Products. The raw materials for other specialty products include sulfur, natural gas, soda ash, chlorine, caustic soda and ammonia.

     Electricity is the predominant energy source for the Company's manufacturing facilities and is primarily supplied to the Company by public or government utilities. Natural gas used for steam production is an important energy source for many of the Company's U.S. manufacturing sites and is purchased from multiple suppliers.

RESEARCH AND DEVELOPMENT AND PATENTS

     The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were approximately $17.1 million in 2000, $17.7 million in 1999 and $16.2 million in 1998.

     In general, intellectual property is important to the Company, but no one technology, patent, or license or group thereof related to a specific process or product is of material importance to the Company as a whole. The Company believes that its broad patent portfolio in the microelectronic materials segment provides a sustainable competitive advantage for that product line. The Company owns three process patents for the technology relating to the manufacture of J3(TM) calcium hypochlorite which are materially important to the HTH water products business. One of these patents expires in 2010 and the others expire in 2009. The Company owns a patent covering a process for producing Ultra Pure(TM) hydrazine, the world's purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. This patent expires in 2006.

     With respect to its wood protection business, the Company owns two composition of matter patents, which expire in 2008 and 2014. These include an additive to the Company's wood preservative chromated copper arsenate ("CCA") that improves the climbability of utility poles as well as a patent on the Company's new preservative formulation (Wolman(R)E Natural Select and Tanalith(R)E).

SEASONALITY

     Although the businesses of the Company as a whole are not seasonal in nature, approximately 45% of the sales in the HTH water products business occur in the second quarter of the calendar year. The purchase of water chemical products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. In addition, the weather can also have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales.

BACKLOG

     The amount of backlog orders is immaterial to the Company as a whole.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

     The Company sells hydrazine to the U.S. Government under a government contract which is material to the other specialty products segment. This contract has expired but was recently extended until March 31, 2001 and is the subject of renegotiation with the Government. As a government contractor, the Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of controlled products and commodities could subject the Company or one or more of its businesses to civil and criminal penalties and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

COMPETITION

     The Company's businesses are in highly competitive industries, and the Company encounters strong competition with respect to each of its product lines from other manufacturers worldwide. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and foreign markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, the Company regards its principal product groups to be competitive with many other products of other producers, and believes that it is an important producer of many such product groups.

EXPORT SALES

     The Company's export sales from the United States to unaffiliated customers were $61.3 million in 2000, $63.1 million in 1999 and $63.9 million in 1998. The financial information about geographic areas contained in Note 9 "Segment Reporting" to the Notes to the Consolidated Financial Statements found in Item 8 of Part II of this Report is incorporated herein by reference.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 3,540 employees, approximately 1,315 of whom were working in foreign countries. Approximately 350 of the hourly paid employees of the Company located at its Brandenburg, Kentucky, Lake Charles, Louisiana, Shreveport, Louisiana and Beaumont, Texas facilities are represented for purposes of collective bargaining, by several different labor organizations and the Company is party to seven labor contracts relating to such employees. These labor contracts extend for three-or four-year terms which expire in the years 2001, 2003, 2004 and 2006. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.

ENVIRONMENTAL MATTERS

     The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous wastes and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. Federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected and will continue to affect, substantially all of the Company's U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs.

     The Distribution Agreement, dated as of February 1, 1999 (the "Distribution Agreement"), between the Company and Olin relating to the Distribution, specifies that the Company is only responsible for certain environmental liabilities at the Company's current facilities and certain off-site locations with respect to the businesses acquired from Olin in the Distribution. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased following the Distribution. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites. As a result of the acquisition of Hickson, the Company's environmental liabilities increased by $17.6 million.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 2000, 1999 and 1998, but may be material to net income in future years. In 1997, in connection with the sale of the surfactants businesses to BASF, a $2.3 million provision was recorded to provide for future environmental spending at the Brandenburg, Kentucky site.

     Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were incurred by Olin prior to the Distribution. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for environmental-related activities totaled $20.1 million in 2000, $12.5 million in 1999 and $12.0 million in 1998. During 2000, $8.1 million ($2.4 million in 1999; $1.0 million in 1998) was spent on capital projects, $9.5 million ($9.7 million in 1999; $10.6 million in 1998) was spent on normal plant operations, and $2.5 million in 2000, ($0.4 million in 1999 and 1998) was spent on remedial activities. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

     The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $17.5 million at December 31, 2000, of which $3.0 million are classified as other current liabilities and $14.5 million are classified as other noncurrent liabilities, and $2.4 million at December 31, 1999, all of which were classified as other noncurrent liabilities. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circum-stances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $15 million to $20 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.

ITEM 2.  PROPERTIES

     The table below sets forth the primary locations where the Company has offices or conducts operations, including some joint venture sites, along with a brief description of the activities conducted at each identified location. A more detailed description of the Company's principal manufacturing facilities follows the table. The Company believes that its facilities are sufficiently maintained and suitable and adequate for its immediate needs and that additional space is available to accommodate expansion. Except for locations identified as relating to a joint venture which are owned or leased by the joint venture or unless otherwise noted below, the identified location is owned by the Company.

              LOCATION                 PRIMARY ACTIVITIES
              --------                 ------------------
McIntosh, Alabama(1)                   Blending and storage facility for other specialty products
Chandler, Arizona(2)                   Warehouse and office facility for microelectronic materials
Mesa, Arizona                          Manufacturing facility for microelectronic materials
Cheshire, Connecticut(2)               Research and development facility and offices for treatment products
Norwalk, Connecticut(2)                Worldwide corporate headquarters
Conley, Georgia                        Technical center and manufacturing facility for treatment
                                       products
Kennesaw, Georgia(2)                   Office facility for HTH water products
Smyrna, Georgia(2)                     Office facility for treatment chemicals
Bethalto, Illinois(2)                  Corporate data center
Brandenburg, Kentucky                  Manufacturing facility for microelectronic materials,
                                       performance products and treatment products
Lake Charles, Louisiana                Manufacturing facility for other specialty products
Shreveport, Louisiana                  Manufacturing facility for other specialty products
South Plainfield, New Jersey(2)        Manufacturing facilities and office space for treatment
                                       products
Rochester, New York                    Manufacturing facility for treatment products
East Providence, Rhode Island          Manufacturing facility and materials research center for
                                       microelectronic materials
North Kingston, Rhode Island           Manufacturing facility, North American technical support
                                       center and new product development center for
                                       microelectronic materials
Charleston, Tennessee(3)               Manufacturing facility for HTH water products
Beaumont, Texas                        Manufacturing facility for other specialty products
Trentham, Victoria, Australia          Office and manufacturing facility for the Koppers-Hickson
                                       joint venture

              LOCATION                 PRIMARY ACTIVITIES
              --------                 ------------------
Zwijndrecht, Belgium(1)                Manufacturing facility and European technical support center for microelectronic materials
Igarassu, Brazil                       Facility of a joint venture for the manufacture of HTH water products
Salto, Brazil                          Blending and repackaging facility for HTH water products and manufacturing facility for performance products
Castleford, England(3)                 Manufacturing facilities and technical center for treatment products
Knottingley, England(2)                Office facility and warehouse and technical center for
                                       treatment products and performance products
Preston, England                       Wood treatment facility for treatment products
Amboise, France(2)                     Repackaging, distribution and warehouse facility for HTH
                                       water products
Les Mureaux, France                    Manufacturing and laboratory facility for performance
                                       products
Amsterdam, Holland(2)                  Wood treatment facility for treatment products
Swords, Ireland                        Manufacturing facility for treatment products
Mariano Comense, Italy                 Manufacturing and research and development facility for
                                       performance products
Pianoro, Italy                         Manufacturing, research and development and office facility for performance products
Shizuoka, Japan                        Manufacturing facility for the microelectronic materials'
                                       joint venture with Fuji Film
Auckland, New Zealand                  Office and manufacturing facility for the Koppers-Hickson
                                       joint venture
Kempton Park, South Africa             Facility of a joint venture for the manufacture of HTH water products
Valencia, Spain                        Distribution facility for performance products
Maracaibo, Venezuela                   Manufacturing facility for performance products

---------------
(1) Land is leased.

(2) Leased facility.

(3) Portions are leased and portions are owned.

The Company also leases several warehouse facilities in the United States of America and in foreign countries.

PRINCIPAL MANUFACTURING FACILITIES

     The principal manufacturing properties of the Company described below are all owned by the Company, except for the land under the Belgium facility which is leased until 2041, the land under the McIntosh plant and part of the land under of the Charleston facility which are being leased from Olin and except for properties held by joint ventures or otherwise noted below.

     McIntosh, Alabama. The Company's facility located in McIntosh, Alabama blends, packages and stores propellant grade hydrazine products. Special hydrazine fuel blends are produced as the principal propellant for several U.S. Air Force launch vehicle programs, including the Titan and Delta rockets.

     Mesa, Arizona. The Company has a state-of-the-art microelectronic materials manufacturing facility in Mesa, Arizona. This facility manufactures, purifies, formulates and packages formulated chemical products. This facility is QS 9000 certified. A second facility for thin film systems was constructed at Mesa in 1999.

     In addition to manufacturing operations, the Company has extensive analytical testing, applications testing and warehousing capabilities for both process and thin film chemicals at the Mesa plant site. Current operations occupy approximately 30 acres of the 52-acre plant site. The remaining acreage is available for future expansions.

     Conley, Georgia. This is the Company's major facility for its wood treatment business in the U.S. All of the arsenic acid and copper oxide for this business is produced at this location and sent by truck or rail to the Company's other two U.S. plant facilities. In addition, this plant produces 50 to 60% CCA that is bulk shipped to customers in the Southeastern U.S. and to Mexico. A 72% CCA concentrate is also produced at this facility.

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

     Lake Charles, Louisiana. The Company's facility located in Lake Charles, Louisiana consists of three manufacturing plants that produce various hydrazine products. One ISO 9002-certified plant, built in 1979, produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. A second ISO 9002-certified plant, built in 1953, produces propellant grade hydrazine products, including anhydrous hydrazine (AH), unsymmetrical dimethyl hydrazine (UDMH) and monomethyl hydrazine (MMH) for use as fuel in satellites, expendable launch vehicles and auxiliary power units. Additional equipment of the Company at this site produces propellant grade Ultra Pure(TM) Hydrazine (UPH), the world's purest grade of anhydrous hydrazine, for satellite propulsion.

     Shreveport, Louisiana. This ISO 9002-certified plant produces industrial grade virgin sulfuric acid for delivery to the U.S. Gulf Coast and provides regeneration services primarily to local refineries. In addition, this site provides limited alternative fuel burning services and markets sodium bisulfite solution.

     South Plainfield, New Jersey. These leased facilities manufacture and warehouse products for the recently acquired personal care intermediates business and provide offices and research facilities for that business.

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

     East Providence, Rhode Island. This ISO 9001 and ISO 14001-certified facility is located in an industrial park in East Providence, Rhode Island. Originally built as a materials research center in 1974, the facility was expanded in 1984 to manufacture photoresists, photoresist developers, and photoresist strippers used in the semiconductor industry. The materials research center at this site develops new compounds used in the manufacture of photoactive products and has on-site capabilities for chemical synthesis, testing, and product formulation. This capability allows for rapid commercialization of new technologies and is augmented by scale-up facilities at the Brandenburg, Kentucky site. The manufacturing plant at the site receives raw materials, formulates, filters and packages finished goods in a high purity, clean environment. Full quality control capabilities are located on-site or at the nearby Quonset Point facility. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple-sized formulation vessels available here.

     North Kingston, Rhode Island. This ISO 9001 and ISO 14001-certified facility is located in a new industrial park in North Kingston, Rhode Island (Quonset Point Industrial Park) which originally housed a distribution warehouse. A new state-of-the-art manufacturing facility and product development center for advanced photoresists has been built on-site to expand the Company's capabilities in the development and manufacture of advanced technology photoresists and aqueous-based polyimides. A technical service center is located on-site with advanced photolithography equipment identical to that of the customer base and provides technical service support to North America. The equipment is also used by the advanced product development groups to develop state-of-the-art products in anticipation of customer requirements. The manufacturing plant receives raw materials and formulates, filters and packages finished goods in a high purity, clean environment. Full test capabilities are located on-site. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple-sized formulation vessels available here. Packaging and manufacturing facilities were designed for a new generation of purity requirements.

     Charleston, Tennessee. The Company's ISO 9002-certified facility located in Charleston, Tennessee produces, packages, and stores calcium hypochlorite for the HTH water products business. There are two distinct manufacturing operations at this site. One produces the Company's 65% to 70% (nominal) available chlorine product while the other produces the Company's patented, 75% to 78% high available chlorine product. Products are packaged into containers that range in size from 5 pounds to 2,000 pounds per container. The site also stores as much as 10-14 million pounds of product during peak periods.

     Beaumont, Texas. The Company's facility is a major regional manufacturer and supplier of industrial grade virgin sulfuric acid to the U.S. Gulf Coast and provides regeneration services primarily to local refineries. In addition, the Company provides alternative waste fuel burning services and markets sodium bisulfite solution. This facility has achieved and maintained ISO 9002 certification since 1993.

     Trentham, Victoria, Australia. This Koppers-Hickson joint venture facility produces CCA-based wood preservatives for the Australian market. The sales office services the Victoria, South Australian and Western Australian markets. The site is ISO 9002-certified.

     Zwijndrecht, Belgium. This ISO 9002 and ISO 14001-certified facility located in Zwijndrecht, Belgium has been operational since 1993 and primarily manufactures and tests photosensitive polyimides, photoresist developers, and photoresist strippers used in the semiconductor industry. A technical service center is also located on the site with photolithography equipment identical to that of the customer base and provides technical service support for photoresist and polyimides to European customers.

     Igarassu, Brazil. The Company's facility located in Igarassu, Brazil is a joint venture operation (Nordesclor S.A.) that produces and packages calcium hypochlorite for the HTH water products business within Brazil. Products for the swimming pool market and the water treatment market are manufactured and packaged at this site. The Company also has a small repackaging facility in Salto, Brazil. The Salto facility also blends and manufactures products for the performance products business. This facility is currently shared with Olin Reductone operations.

     Les Mureaux, France. This ISO 9002-certified facility is located just northwest of Paris, France and serves as the principal location for the manufacturing of coatings for the French furniture market. The site produces a wide range of stains and coatings, as well as repackages and sells a line of coatings produced by the Company's Italian operations.

     Swords, Ireland. This facility is located just north of Dublin, Ireland. 2-Chloropyridine is imported from the Company's Rochester, New York plant and converted into zinc, copper and sodium salts of the pyrithione molecule. The products are shipped to customers in Europe and over fifty countries around the world. This facility is both ISO 9002 and ISO 14001-certified.

     Mariano Comense, Italy. This ISO 9002-certified facility serves as the primary manufacturing location for the Company's UV-based product line for its coatings business. It also serves as a distribution location and does some product development.

     Pianoro, Italy. This ISO 9002-certified facility serves as the primary manufacturing location and R&D center for the coatings business. It produces the Sayerlack(R) branded products that include both solvent and water-borne urethane systems, solvents, stains and colors. In addition, the central management for the distribution of these products throughout Italy and various export markets is located here.

     Kempton Park, South Africa. The Company's facility located in Kempton Park, South Africa is a joint venture operation (Aquachlor (Pty) Ltd.), that produces and packages calcium hypochlorite for the HTH water products business within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

     Maracaibo, Venezuela. The Company's ISO 9002-certified facility in Venezuela is a multi-product manufacturing plant producing a broad range of polyols, demulsifiers, and specialty surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2000, would not be material to the Company's financial position or annual results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended December 31, 2000.

EXECUTIVE OFFICERS

     The biographical information of the executive officers of the Company as of March 1, 2001 is noted below.

NAME AND AGE                                                      OFFICE
------------                                                      ------
Michael E. Campbell (53).............  Chairman of the Board, President and Chief Executive Officer
Hayes Anderson (40)..................  Corporate Vice President, Human Resources
Louis S. Massimo (43)................  Corporate Vice President and Chief Financial Officer
Sarah A. O'Connor (41)...............  Corporate Vice President, General Counsel and Secretary
W. Paul Bush (50)....................  Vice President and Treasurer
Paul J. Craney (52)..................  Vice President and General Manager, Treatment
Philippe Gouby (51)..................  Vice President and General Manager, Microelectronics
John J. Margherio (52)...............  Vice President, Operations
John H. Markham (54).................  Vice President, International Operations
James A. Rushton (51)................  Vice President and General Manager, Water Services
Charles W. Shaver (42)...............  Vice President and General Manager, Performance
Steven C. Giuliano (31)..............  Controller

     No family relationship exists between any of the above named executive officers or between any of them and any Director of the Company. Such officers were elected or appointed to serve as such, subject to the Bylaws, until their respective successors are chosen.

     Mr. Campbell was elected Chairman of the Board and Chief Executive Officer on February 7, 1999. On July 1, 2000, he was given the additional title of President. Prior to the Distribution, he was Executive Vice President of Olin and had global management responsibility for all of Olin's businesses. Prior to his election as an Executive Vice President of Olin, Mr. Campbell served as President of Olin's Microelectronic Materials Division. Prior to that time and since 1987, he served as Olin's Corporate Vice President, Human Resources.

     Mr. Anderson was elected Corporate Vice President, Human Resources effective December 1, 2000. Prior to that, he had served as Vice President and General Manager, Semiconductor Chemicals and Services since June 8, 1999. Prior to that position and since February 19, 1999, Mr. Anderson was Business Director, Process Chemicals and Chemical Management Services. Prior to serving as Business Director and prior to the Distribution, Mr. Anderson served as Business Director, Chemicals Management Services of Olin since 1995 and from 1993 to 1995 was Business Manager, Chemical Management Services at Olin.

     Mr. Massimo was elected a Corporate Vice President and Chief Financial Officer on January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, a Corporate Vice President since January 1, 1997. From November 1994 until April 1996, he served as Olin's Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

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

     Mr. Craney was appointed Vice President and General Manager, Treatment, on September 13, 2000. Prior to that position he served as Vice President, Strategic Development since August 31, 1999. From February 7, 1999 until August 31, 1999, he was Vice President and General Manager, Urethane Products. Prior to the Distribution and since May 1996, Mr. Craney served as Vice President and General Manager, Urethane Products Chemicals Division, at Olin. Prior to May 1996, he served as Vice President, Business Development and Materials Management Chemicals Division, at Olin.

     Mr. Gouby was appointed Vice President and General Manager, Microelectronics on September 13, 2000. Prior to that appointment, he had served as Vice President and General Manager, Arch Chemicals Semiconductor Materials Europe since February 8, 1999. Prior to the Distribution and since January 1, 1991, Mr. Gouby was Vice President and General Manager, Semiconductor Materials Europe of the Olin Ciba Geigy joint venture which Olin acquired 100% of in 1995.

     Mr. Margherio was appointed Vice President, Operations on September 13, 2000. Prior to that position and since August 31, 1999, he served as Vice President and General Manager, Performance Urethanes and Organics. From February 7, 1999 until August 31, 1999, he was Vice President, International. Prior to the Distribution and since December 1997, Mr. Margherio served as Olin's Vice President, International. Prior to December 1997 and since February 1996, he served as Vice President and General Manager of Polychrome, a division of Sun Chemical. Prior to February 1996, he served as Olin's General Manager, Urethanes & Hydrazine.

     Mr. Markham was appointed Vice President, International on September 13, 2000. Prior to that time and since October 1999, he served as Group Chief Executive Officer of Hickson. From October 1995 to October 1999, he was an Executive Director of the Board of Hickson and Managing Director of Hickson's Organic Chemicals Division.

     Mr. Rushton was appointed Vice President and General Manager, Water Chemicals on February 7, 1999. Prior to the Distribution and since 1996, Mr. Rushton served as Director for Aquachlor. Prior to 1996 and since 1988, he served as Director, International Marketing, Pool Chemicals.

     Mr. Shaver was appointed Vice President and General Manager, Performance on September 13, 2000. Prior to that appointment, he served as Vice President, Operations since April 29, 1999. From September 1996 to December 1998, he held several progressive positions with MMT Environmental, Inc., an environmental R&D company, including Vice President-Manufacturing, Chief Operating Officer and President. From 1980 to 1996, he held various positions with Dow Chemical Co., serving since 1995 as Engineering and Technology Manager, Epoxy Products and Intermediates.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2001, there were approximately 7,739 record holders of Company Common Stock.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARJ." The Company's Common Stock began "regular way" trading on the NYSE on February 9, 1999.

     Information concerning the high and low sales prices of the Company's Common Stock and dividends paid on Common Stock during each quarterly period in 1999 and 2000 is set forth in Note 15 "Quarterly Financial Data (Unaudited)" to the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report. Data on sales prices and dividends paid for earlier periods are not presented because no "regular way" stock trading occurred and no cash dividends were paid prior to February 1999.

     Among the provisions of the Credit Facilities (as defined on page 28) are restrictions relating to the payments of dividends and the acquisition of the Company's Common Stock based on a financial formula. As of December 31, 2000, dividends and stock repurchases were limited to approximately $32.7 million.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the three years ended December 31, 2000 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The historical financial information for the periods preceding February 8, 1999 (the "Distribution Date") includes an allocated share of Olin's historical centralized activities. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. Sales and Cost of Goods Sold have been restated to reflect the adoption of Emerging Issues Task Force No. 00-10, "Accounting for

Shipping and Handling Fees and Costs" ("EITF 00-10"). See Note 1 of the Notes to Consolidated Financial Statements for additional information.

                                                           YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                 2000       1999      1998      1997      1996
                                               --------    ------    ------    ------    ------
                                                  ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS
Sales........................................  $  941.2    $912.2    $894.0    $963.4    $949.7
Cost of Goods Sold(1)........................     691.6     666.0     649.2     706.0     680.0
Selling and Administration(2)................     172.0     163.8     167.6     153.5     159.0
Amortization of Intangibles..................       5.9       4.1       4.0       3.8       4.0
Research and Development.....................      17.1      17.7      16.2      21.1      21.0
Equity in (Earnings) of Affiliated
  Companies..................................      (7.8)     (5.8)     (3.4)     (7.1)     (7.6)
Special Items(3).............................      56.9        --        --        --        --
Interest Expense (Income), net...............      13.0       4.9      (0.4)     (0.1)     (0.8)
                                               --------    ------    ------    ------    ------
Income (Loss) Before Taxes and Extraordinary
  Gain.......................................      (7.5)     61.5      60.8      86.2      94.1
Income Tax Provision (Benefit)...............      (8.0)     20.8      20.8      29.9      33.0
                                               --------    ------    ------    ------    ------
Income Before Extraordinary Gain.............       0.5      40.7      40.0      56.3      61.1
Extraordinary Gain, net(4)...................        --       1.3        --        --        --
                                               --------    ------    ------    ------    ------
Net Income...................................  $    0.5    $ 42.0    $ 40.0    $ 56.3    $ 61.1
                                               ========    ======    ======    ======    ======
Diluted/Unaudited Proforma Income Per
  Share(5)...................................  $   0.02    $ 1.82    $ 1.55    $ 2.26    $ 2.47
Common Dividends Per Share(6)................      0.80      0.60        --        --        --

OTHER
Capital Expenditures.........................      62.0      58.9      84.3      71.0      53.2
EBITDA.......................................     109.7     110.3      98.0     131.9     137.5
Depreciation.................................      49.8      49.3      43.1      43.6      40.2
Effective Tax Rate(7)........................      29.2%     33.8%     34.2%     34.7%     35.1%

FINANCIAL POSITION
Working Capital..............................  $  172.3    $168.5    $147.1    $151.5    $124.9
Property, Plant and Equipment, net...........     330.8     326.7     331.6     280.4     257.3
Total Assets.................................   1,073.6     759.5     721.6     693.2     651.2
Long-Term Debt(5)............................     247.6      76.8       7.0       5.5       5.5
Shareholders' Equity(5)......................     419.8     451.8     504.5     455.6     429.6
Capitalization...............................     763.2     549.6     512.4     462.5     436.9

Notes to Selected Financial Data appear on page 18.

---------------
(1) Cost of Goods Sold for 2000 includes $3.0 million to write-down inventory to net realizable value, including disposal costs, due to the process chemicals restructuring and the exiting of certain businesses.

(2) Selling and Administration expenses for 1999 include $2.3 million of nonrecurring expenses related to an unfavorable arbitration award and the decision to delay construction of a facility in China.

(3) Special Items consist of the following:

     Impairment Charge --        $31.0 million related to the write-down of
                                 property, plant and equipment due to the process chemicals business restructuring.

     Restructuring Charge --      $34.0 million charge consists of $8.9 million
                                  related to the restructuring of the process chemicals business, $14.1 million related to the write-off of certain costs associated with the biocides business, and $11.0 million related to other headcount reductions.

     Other (Income) Expense --  Other (income) expense of $(8.1) million is principally comprised of a pretax gain on the sale of Superior Pool Products and certain acquisition-related costs.

(4) Extraordinary gain, net in 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through the payment of $3.0 million, net of related taxes of $0.9 million.

(5) In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Unaudited pro forma net income per share for the periods 1996 through 1998 reflects the pro forma effects of borrowings assuming $75 million was outstanding and that the Company has seasonal weighted average borrowings related to the HTH water products segment of $20 million at an aggregate effective rate of 7%. Unaudited pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution. See Note 14 "Pro Forma Financial Information Prior to the Distribution (Unaudited)" of the Notes to Consolidated Financial Statements.

(6) The annual dividend rate was $0.80 per share in 2000 and 1999. 1999 dividends represent three quarterly payments in 1999.

(7) The effective tax rate in 2000 of 29.2% excludes special items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations covers certain periods when the Company operated as the specialty chemical businesses of Olin. However, this Management's Discussion and Analysis of Financial Condition and Results of Operations has been prepared as if the Company were a separate entity for all periods discussed. It should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company's various products and shipping and handling costs. In addition, segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

     In 2000, the Emerging Issues Task Force issued Statement No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). This statement addresses the income statement classification of shipping and handling fees which are billed to customers and included in revenue. As a result, the Company was required to adjust for the costs for shipping and handling which were previously recorded in Sales. The Company's policy is now to include such costs in Cost of Goods Sold in the Consolidated Statements of Income. Total shipping and handling fees included in Sales and Cost of Goods Sold for the years ended December 31, 2000, 1999 and 1998 were $35.6 million, $32.4 million and $31.2 million, respectively. This adjustment is an equal increase to Sales and Cost of Goods Sold and has no impact on income. Sales and Cost of Goods Sold amounts including segment information, for prior years as well as current year amounts disclosed in previous filings or other publicly disclosed information have been restated to conform with the requirements of EITF 00-10.

     During 2000, Arch reorganized its business portfolio into four core segments: microelectronic materials, HTH water products, treatment products and performance products. The Company's fifth segment is other specialty products. All prior period financial data have been restated to reflect this reorganization.

RESULTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                               ( IN MILLIONS, EXCEPT PER
                                                                    SHARE AMOUNTS)
CONSOLIDATED
  Sales.....................................................  $941.2    $912.2    $894.0
  Gross Margin(1)...........................................   249.6     246.2     244.8
  Selling and Administration(2).............................   172.0     163.8     167.6
  Special Items:
     Impairment Charge......................................    31.0        --        --
     Restructuring Charge...................................    34.0        --        --
     Other (Income) and Expense.............................    (8.1)       --        --
  Research and Development..................................    17.1      17.7      16.2
  Equity in (Earnings) of Affiliated Companies..............    (7.8)     (5.8)     (3.4)
  Interest Expense..........................................    13.8       5.7       7.2(3)
  Extraordinary Gain, net(4)................................      --       1.3        --
  Net Income................................................     0.5      42.0      35.7(3)
  Basic Income Per Share....................................  $ 0.02    $ 1.83    $ 1.55(3)
  Diluted Income Per Share..................................  $ 0.02    $ 1.82    $ 1.55(3)
  Weighted Average Common Stock Outstanding:
  Basic.....................................................    22.3      23.0      23.0(3)
  Diluted...................................................    22.3      23.1      23.0(3)
The following table reconciles diluted income per share to
diluted income per share excluding special items and
extraordinary gain:
  Diluted Income Per Share..................................  $ 0.02    $ 1.82    $ 1.55(3)
                                                              ------    ------    ------
  Special Items:
     Restructuring Charge, Impairment Charge and Other
      Income................................................    1.56        --        --
     Inventory Write-down...................................    0.08        --        --
     Extraordinary Gain.....................................      --     (0.06)       --
                                                              ------    ------    ------
                                                                1.64     (0.06)       --
                                                              ------    ------    ------
  Diluted Income Per Share Excluding Special Items and
     Extraordinary Gain.....................................  $ 1.66    $ 1.76    $ 1.55(3)
                                                              ======    ======    ======

---------------
(1) Cost of Goods Sold for 2000 includes $3.0 million to write-down inventory to net realizable value, including disposal costs, due to the process chemicals restructuring and the exiting of certain businesses.

(2) Selling and Administration expenses for 1999 include $2.3 million of nonrecurring expenses related to an unfavorable arbitration award and the decision to delay construction of a facility in China.

(3) 1998 Unaudited Pro Forma Financial Information -- In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Unaudited pro forma net income for 1998 reflects the pro forma effects of borrowings assuming $75 million was outstanding and that the Company has seasonal weighted average borrowings related to the HTH water products segment of $20 million at an aggregate effective rate of 7%. Unaudited pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution. See Note 14 "Pro Forma Financial Information Prior to the Distribution (Unaudited)" of the Notes to Consolidated Financial Statements.

(4) Extraordinary gain, net in 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through a payment of $3.0 million, net of related taxes of $0.9 million.

  Year Ended December 31, 2000 Compared to 1999

     Sales increased 3.2%, or $29.0 million. Excluding the net impact of the acquisitions of Hickson International PLC ("Hickson") and Brooks Industries' personal care intermediates business ("Brooks") (approximately $69 million), and the divestiture of Superior Pool Products, Inc. ("SPPI"), sales decreased $10.5 million or 1.3% due to a slight decrease in both volumes and prices. Higher volumes in the microelectronic materials segment and the biocides business, were offset by lower volumes in the HTH water products segment and in the hydrazine business. Slightly higher prices in the performance products and other specialty products segments were offset by slightly lower prices in the HTH water products and microelectronic material segments.

     Gross margin percentage was 26.5% in 2000 and 27.0% in 1999. Excluding the $3.0 million inventory write-down in 2000, gross margin percentage was 26.8%, as higher manufacturing and raw material costs were partially offset by higher margin contribution from the acquisitions.

     Selling and administration expenses as a percentage of sales increased to 18.3% in 2000 from 18.0% in 1999. Excluding the impact of the acquisitions and divestiture in 2000 and the nonrecurring expenses in 1999, selling and administration expenses decreased in amount (approximately $2.0 million) and, as a percentage of sales, were comparable to 1999. The decrease in amount is primarily due to lower administrative expenses which offset higher selling and advertising expenses.

     In October, the Company concluded its analysis of strategic options related to its process chemicals business by announcing a major restructuring of this business. This restructuring plan will consolidate facilities, including the shutdown of the European process chemicals facility located in Zwijndrecht, Belgium, reduce product offerings, significantly reduce the workforce, and focus on a formulated products strategy which will be supplied from the Company's downsized Mesa, Arizona facility. The restructuring is expected to improve operating margins to approximately 10% of sales, while reducing sales by more than 75%. In addition, the Company recorded certain charges related to severance and other benefit-related costs at other businesses, including corporate, as well as the write-off of certain costs related to the biocides business.

     The impairment charge of $31.0 million represents the charge associated with the write-down of certain property, plant and equipment to fair value in connection with the restructuring of the process chemicals business. See Note 13 of the Notes to Consolidated Financial Statements.

     Restructuring costs totaling $34.0 million consist of $8.9 million for costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 million related to the biocides business for the write-off of certain costs associated with the decision to abandon construction of a facility in China, the completion of a consolidation study, and additional headcount reductions, and $11.0 million related to headcount reductions at other businesses and corporate. Total headcount reductions affect approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13 million. Annual cost savings expected to be realized as a result of the restructuring programs are estimated at between $10 million and $15 million.

     Other (income) and expense includes $2.5 million of costs related to the acquisition and integration of Hickson's operations, and a gain of $10.6 million, principally related to the sale of SPPI.

     Research and development expenses decreased primarily due to lower expenditures related to CMP slurry research and development due to the formation of the Planar Solutions LLC ("Planar") joint venture, partially offset by the inclusion of expenses related to Hickson and Brooks ($1.5 million).

     Equity in earnings of affiliated companies increased $2.0 million due to the overall favorable performance of the Company's joint ventures, primarily Fuji Film Arch.

     Interest expense was $13.8 million in 2000 compared to $5.7 million in 1999. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisitions, and overall higher interest rates.

     Excluding special items, the effective tax rate decreased to 29.2% in 2000 from 33.8% in 1999, due to a research and development credit received as a result of a tax study undertaken in 2000.

     The net earnings (losses) related to the organics division during the holding period are not included in the Consolidated Statements of Income as of December 31, 2000, but have been recorded as an adjustment to the net asset value. The post-acquisition loss for the period ended December 31, 2000 associated with these assets held for sale was $3.5 million. In addition, interest expense of $2.1 million was allocated to the organics division for the period ended December 31, 2000. See Note 2, "Additional Balance Sheet Information" of the Notes to Consolidated Financial Statements.

  2001 Outlook

     The Company expects that the pretax contribution to earnings in 2001 from the Hickson and the Brooks acquisitions will exceed the loss of earnings from the completion of the three-year supply agreement with BASF, which expired on December 31, 2000. Arch further expects the year-over-year improvement in operating results from the microelectronic materials segment to continue in 2001, and that cost savings resulting from restructuring will benefit 2001 results. Arch also believes the weaker demand for performance urethanes and organics products, as well as lower HTH water products shipments, will continue during 2001. As a result, the Company anticipates earnings for the first quarter of 2001 will be in the $0.40 range compared to $0.57 reported in the first quarter of 2000. Full-year 2001 earnings are expected to be in the $1.75 range, an approximate 6% increase from 2000 earnings per share, before special items. Sales for the full-year of 2001 are expected to increase in excess of 10% compared to 2000.

  Year Ended December 31, 1999 Compared to 1998

     Sales increased 2.0%. The sales increase was due to a 4.7% increase in volumes partially offset by a 2.7% decrease in prices. The increase in volumes was primarily related to the HTH water products segment. The decrease in pricing was primarily related to the microelectronic materials and performance products segments.

     Gross margin percentage was 27.0% in 1999 and 27.4% in 1998. Higher raw materials and manufacturing costs more than offset the impact of higher volumes.

     Selling and administration expenses, excluding nonrecurring expenses, as a percentage of sales decreased to 17.7% in 1999 from 18.7% in 1998 due to higher sales and lower expenditures. Selling and administration expenses decreased in amount due to the effect of cost-cutting initiatives implemented by the Company in 1999, which more than offset incremental public company costs.

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

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance products' surfactants business and a three-year supply agreement.

Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The $30 million payment was recorded as deferred income and was amortized ratably into operating income over the three-year period. No future income will be realized with respect to this supply agreement which was completed on December 31, 2000. Sales and operating income for each of the years ended December 31, 2000, 1999 and 1998 include $11.4 million, $9.5 million and $9.5 million, respectively, related to the amortization of deferred income under the supply agreement.

     During 2000, Arch reorganized its business portfolio into four core segments: microelectronic materials, HTH water products, treatment products and performance products. The Company's fifth segment is other specialty products. All prior period financial data have been restated to reflect this reorganization.

MICROELECTRONIC MATERIALS

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                ($ IN MILLIONS)
RESULTS OF OPERATIONS
  Sales..................................................  $233.6    $224.9    $236.8
  Operating Income (Loss)................................    10.5       0.9      (0.3)

  Year Ended December 31, 2000 Compared to 1999

     Sales increased 3.9% and operating income increased significantly. Excluding the impact of the process chemicals product line, sales increased 7.4% and operating income improved 42.2% as the increase in sales and favorable joint venture performance (Fuji Film Arch), more than offset higher manufacturing costs, including those associated with a new supply agreement. The sales increase was driven principally by higher volumes of photoresists, including Deep UV, and ancillaries, as well as strong demand for thin film equipment and chemical management services. Process chemicals reported sales of $71.3 million and an operating loss of $6.0 million in 2000 compared with sales of $73.8 million and an operating loss of $10.7 million in 1999.

     The Company's restructuring of the process chemicals business is being achieved through the consolidation of manufacturing facilities, the reduction of product offerings, and associated workforce reductions. In this regard, the Company's Belgian process chemicals operation is being shut down and strategic customers are being supplied from the Company's Mesa, Arizona facility, which is being downsized. The focus of this business is now on formulated specialty process chemicals. The restructuring is expected to be completed by the end of April 2001. As a result of the restructuring of the process chemicals business, the Company recorded a $42.9 million pretax charge during 2000, including a $3 million charge associated with the write-down of certain inventories (reflected in Cost of Goods Sold). See Note 13 to the Notes to the Consolidated Financial Statements for more information regarding the restructuring of process chemicals.

  Year Ended December 31, 1999 Compared to 1998

     Sales decreased 5.0%. Operating income in 1999 increased by $1.2 million as compared to 1998. The results were negatively impacted by the depressed performance of the process chemicals product line. Process chemicals reported sales of $73.8 million and incurred an operating loss of $10.7 million in 1999 compared with sales of $82.9 million and an operating loss of $6.6 million in 1998. Excluding the impact of the process chemicals product line, sales decreased 1.8%. Operating income excluding process chemicals improved significantly primarily due to lower operating expenses as a result of cost reduction initiatives and favorable joint venture performance (Fuji Film Arch), which more than offset the effect of slightly lower sales.

HTH WATER PRODUCTS

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                ($ IN MILLIONS)
RESULTS OF OPERATIONS
  Sales:
     HTH Water Products..................................  $244.3    $252.6    $230.0
     SPPI................................................    54.1      84.0      69.3
                                                           ------    ------    ------
     Total Sales.........................................   298.4     336.6     299.3
  Operating Income:
     HTH Water Products..................................    22.6      27.0      14.9
     SPPI................................................     2.5       3.7       3.3
                                                           ------    ------    ------
     Total Operating Income..............................    25.1      30.7      18.2

  Year Ended December 31, 2000 Compared to 1999

     Sales decreased 11.3% and operating income decreased 18.2%. Excluding the results of SPPI, sales and operating income decreased 3.3% and 16.3%, respectively. The sales decrease was primarily attributable to lower volumes in most product lines with the exception of Trichlor (Pace(R)) due to unseasonable weather conditions that adversely affected sales in the northeastern United States. The operating income decrease was attributable to the lower sales, higher selling and advertising expenses, and higher administrative expenses associated with the relocation of the segment's headquarters to Kennesaw, Georgia, partially offset by favorable joint venture performance (Nordesclor).

     In July 2000, the Company completed the sale of SPPI.

  Year Ended December 31, 1999 Compared to 1998

     Sales increased 12.5% and operating income increased 68.7%. Excluding the results of SPPI, sales and operating income increased 9.8% and 81.2%, respectively. The increase in sales was attributable to higher bulk export and branded volumes (HTH(R) and Pace(R)), and increased volumes from the Company's distribution business, Hydrochim. Prices were slightly lower compared to last year as lower bulk prices were almost entirely offset by higher average brand prices. The operating income increase was attributable to the additional sales volumes and favorable joint venture performance, which more than offset higher advertising expenses.

TREATMENT PRODUCTS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------    -----    -----
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
  Sales....................................................  $136.7    $95.0    $87.2
  Operating Income.........................................    12.3      7.0      8.5

  Year Ended December 31, 2000 Compared to 1999

     Sales increased $41.7 million or 43.9% due to sales associated with the acquisitions of Hickson's wood protection business and Brooks' personal care intermediates business (approximately $36 million), and higher biocides sales. Biocides sales were higher primarily due to increased volumes related to the custom chemicals, anti-dandruff and marine paint markets, partially offset by lower pricing. Operating income was higher primarily due to the impact of the higher sales and the absence of a nonrecurring charge recorded in 1999.

  Year Ended December 31, 1999 Compared to 1998

     Sales increased 8.9% primarily due to increased volumes related to the anti-dandruff, building products and marine paint markets. Operating income was lower due to $2.3 million of nonrecurring expenses related to an unfavorable arbitration award and the decision to delay construction of a facility in China. Operating income before nonrecurring expenses was higher due to the impact of higher sales partially offset by higher international operating expenses. In addition, manufacturing costs were negatively impacted by an unscheduled outage at the Rochester plant during the first quarter of 1999 resulting from a severe snowstorm.

PERFORMANCE PRODUCTS

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                ($ IN MILLIONS)
RESULTS OF OPERATIONS
  Sales..................................................  $196.7    $165.9    $170.9
  Operating Income.......................................    21.8      28.0      26.8

  Year Ended December 31, 2000 Compared to 1999

     Sales increased 18.6% due to the sales associated with the acquisition of Hickson's coatings business (approximately $33 million), partially offset by slightly lower performance urethanes and organics sales. Performance urethanes and organics' sales decreased due to lower volumes in most product lines, partially offset by higher volumes in Latin America. Operating income decreased significantly. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes and organics due to lower sales, including lower contract manufacturing fees, and higher energy and raw material costs. These factors were offset somewhat by additional income of $1.9 million recorded under the BASF contract due to lower than anticipated expenses incurred upon completion of the contract on December 31, 2000.

  Year Ended December 31, 1999 Compared to 1998

     Sales decreased 2.9% due to lower pricing and volumes for nonfoam polyols and lower pricing for propylene glycol products combined with lower volumes and pricing in Latin America, principally related to the surfactants business. Operating income increased from the prior year as increased contract manufacturing fees, improved domestic product mix and favorable operating expenses due to cost reduction programs more than offset the lower volumes, pricing and higher raw material costs.

     In November 1997, the Company completed a transaction with BASF whereby the Company received $42 million for the sale of its performance products' surfactants business and a three-year supply agreement. Of the proceeds received, $12 million was allocated to the sale of the surfactants business based on the fair value of such business and $30 million was allocated to the supply agreement. No gain or loss was recorded on the sale. In the supply agreement, the Company agreed to reserve production capacity for surfactants products at its Brandenburg, Kentucky facility and to supply BASF with such products in exchange for a $30 million payment made at the time of signing the agreement, plus recovery of all fixed and variable costs during the term of the agreement. The $30 million payment was recorded as deferred income and was amortized ratably into operating income over the three-year period. No future income will be realized with respect to this supply agreement which was completed on December 31, 2000. Sales and operating income for the years ended December 31, 2000, 1999 and 1998, include $11.4 million, $9.5 million and $9.5 million, respectively, related to the amortization of deferred income under the supply agreement.

OTHER SPECIALTY PRODUCTS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                   ($ IN MILLIONS)
RESULTS OF OPERATIONS
  Sales.....................................................  $75.8     $89.8     $99.8
  Operating Income..........................................    6.4      13.9      21.2

  Year Ended December 31, 2000 Compared to 1999

     Sales decreased 15.6% and operating income decreased 54%.

     Hydrazine sales were lower due to significantly lower hydrazine hydrate volumes (32%), lower propellant volumes, and lower UltraPure(TM) sales, partially offset by slightly higher hydrazine hydrate pricing. The decrease in sales was driven by depressed global market conditions which caused the Company to temporarily reduce shipments in certain markets where pricing was not advantageous. The business incurred an operating loss in 2000 compared to operating income in 1999, primarily due to the decrease in sales.

     Sulfuric acid sales were slightly higher due to higher volumes while operating income was slightly lower due to higher manufacturing costs.

  Year Ended December 31, 1999 Compared to 1998

     Hydrazine sales were lower due to lower hydrazine hydrate pricing and volumes caused by poor Asian economic conditions and lower UltraPure(TM) sales due to the timing of launch schedules. Operating income decreased from the prior year due to the sales shortfall and an unanticipated, extended plant outage earlier in the year, resulting in unfavorable manufacturing costs.

     Sulfuric acid sales were comparable to prior year as higher pricing offset lower volumes. Operating income increased primarily as a result of lower manufacturing costs and operating expenses due to cost reduction efforts.

ENVIRONMENTAL

     The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous wastes and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. Federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected, and will continue to affect, substantially all of the Company's U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs.

     The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company's current facilities and certain off-site locations. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites. As a result of the acquisition of Hickson, the Company's environmental liabilities increased by $17.6 million.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.

Charges to income for investigatory and remedial efforts were not material to operating results in 2000, 1999 and 1998 but may be material to net income in future years.

     Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were incurred by Olin. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for environmental related activities totaled $20.1 million in 2000, $12.5 million in 1999 and $12.0 million in 1998. During 2000, $8.1 million ($2.4 million in 1999; $1.0 million in 1998) was spent on capital projects, $9.5 million ($9.7 million in 1999; $10.6 million in 1998) was spent on normal plant operations, and $2.5 million ($0.4 million in both 1999 and 1998) was spent on remedial activities. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $17.5 million at December 31, 2000, of which $3.0 million are classified as other current liabilities and $14.5 million are classified as other noncurrent liabilities, and $2.4 million at December 31, 1999, all of which were classified as other noncurrent liabilities. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $15 million to $20 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.

LEGAL MATTER

     In connection with the acquisition of Hickson, the Company acquired certain legal obligations, including a trial court judgment of approximately $8.5 million plus interest, currently on appeal, in a lawsuit associated with a wood preservative spillage in 1994. The judgment and related interest is included in Accrued Liabilities in the Consolidated Balance Sheet at December 31, 2000.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

     Cash flows from operations supplemented by the Company's credit facilities were used to finance the Company's working capital requirements and capital and investment projects. Prior to and up to the Distribution, the Company's financing requirements were provided by Olin.

CASH FLOW DATA

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
                                                                ($ IN MILLIONS)
PROVIDED BY (USED FOR)
  Net Operating Activities from Continuing Operations...  $  74.9    $ 58.7    $ 85.2
  Capital Expenditures..................................    (62.0)    (58.9)    (84.3)
  Businesses Acquired, net of Cash......................   (178.4)     (8.0)       --
  Net Investing Activities..............................   (217.0)    (67.0)    (85.3)
  Long-term Debt Borrowings.............................    172.3        --       2.0
  Net Financing Activities..............................    144.2      13.8      (1.2)

     For the 2000 year, the increase in cash flow from net operating activities was primarily attributable to the Company's focus on reduced investment in working capital. Lower accounts receivable levels due primarily to increased collection activity, as well as the Company's ability to manage its inventory in response to decreased demand, were the main contributors to the reduced investment in working capital.

     For the 1999 year, the reduction in cash flow provided by net operating activities was primarily attributable to higher accounts receivable due to increased fourth quarter sales and an increase in the overall days sales outstanding as compared to 1998.

     Cash provided from assets held for sale was $4.8 million for the year ended December 31, 2000.

     Capital spending for 2000 increased 5.3% compared to the prior year, primarily due to the Hickson acquisition.

     Capital spending for 1999 decreased 30.1% compared to the prior year. The decrease is primarily attributable to the completion of certain capital projects in the microelectronic materials segment in the prior year and as a result of the Company's focus on reducing capital spending levels.

     Capital spending for 2001 is expected to be in the $65 million range.

     On November 30, 2000, the Company completed the acquisition of New Jersey-based Brooks Industries' personal care intermediates business for approximately $38 million in cash. The acquisition was financed from borrowings under the Company's existing credit facilities.

     On August 22, 2000, the Company completed the acquisition of UK-based Hickson. The total purchase price, inclusive of expenses and net of cash acquired, was $140.4 million and was financed from a new $225 million revolving credit facility. See below for additional information concerning this revolving credit facility. For additional information concerning the Hickson acquisition, including pro forma financial information, see the Form 8-K/A filed by the Company on November 2, 2000.

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, Louisiana of the assets of its subsidiary, SPPI, a distributor of swimming pool equipment, parts and supplies. Net proceeds from the sale were approximately $21 million. A pretax gain on the transaction of approximately $11 million was recorded. Net proceeds from the sale were used to reduce existing debt levels.

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

     Cash provided by financing activities in 2000 was primarily due to increased borrowings associated with the Hickson and Brooks acquisitions, partially offset by dividends paid to shareholders of $17.8 million, and $9.5 million used to repurchase common stock.

     Cash provided by financing in 1999 was due to increased borrowings associated with higher working capital requirements, partially offset by dividends paid to shareholders of $13.8 million, and $6.7 million used to repurchase common stock.

     The Company has an unsecured $125 million revolving five-year credit facility ("Five-year Facility"), which expires in January 2004, an unsecured $125 million 364-day facility ("364-day Facility"), which expired in January 2001, was subsequently renewed by the Company under the same terms, and now expires in January 2002, and a $225 million revolving credit facility which expires in March 2002 which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the "Credit Facilities"). The Credit Facilities contain leverage and interest coverage ratio covenants, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the Credit Facilities and range from 0.125% to 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.325% to 1.15%. At December 31, 2000, the Company had approximately $170 million of available borrowings under the Credit Facilities. The Company believes that the Credit Facilities and cash provided by operations are adequate to satisfy its liquidity needs for the near future.

     On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through December 31, 2000, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended during 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business.

     The Company is pursuing the sale of the organics business and expects a transaction to be completed by September 2001. Proceeds from the sale are expected to be used to reduce debt levels.

NEW ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement became effective January 1, 2001. Based upon the Company's current policies of hedging market risks as discussed under Item 7A, the adoption of SFAS 133 is not expected to have a material effect on the Company's results of operations, cash flows or financial position. However, the adoption of SFAS 133 may cause increased volatility in the Company's results of operations in the future, if the Company changes its policies or enters into new derivative instruments, which do not meet the requirements for "hedge" accounting under SFAS 133.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. Conversion to the euro has not had and is not expected to have a material impact on the Company's business, operations, or financial position.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2000, the Company had forward contracts to sell foreign currencies with notional amounts of $0.6 million, (1999-$0.9 million), and forward contracts to buy foreign currencies with notional amounts of $3.9 million, (1999-$2.3 million). At December 31, 2000 and 1999 the Company had no outstanding option contracts to sell or buy foreign currencies.

     In connection with the acquisition of Hickson, the Company acquired forward contracts to sell foreign currencies with notional amounts of $3.5 million, all of which are denominated in currencies other than the U.S. dollar. These contracts expire during the first quarter of 2001. The fair values of these forward contracts approximated their carrying values at December 31, 2000.

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

     In connection with the acquisition of Hickson, the Company acquired certain interest rate swaps related to the assumed debt. The counterparties to the swap agreements were major financial institutions. As a result of the Company's repayment of substantially all of the acquired debt of Hickson, the Company cancelled the swaps in January 2001. As of December 31, 2000, the net market value of the interest rate swaps was $(0.3) million.

     The Company is required to adopt Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138 in the first quarter of 2001.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

     Except for historical information contained herein, the information set forth in this Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. or European economies; increases in interest rates; economic conditions in Asia; further strengthening of the U.S. dollar against the euro; customer acceptance of new products, efficacy of new technology, changes in

U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; continued improvement in the semiconductor industry; unfavorable court, arbitration or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at the customer's or company plants; unfavorable weather conditions for swimming pool use; the unsuccessful restructuring of the process chemicals business; the inability of the Company to sell the Hickson organics division at its desired price; and the unsuccessful integration of acquired businesses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

INTEREST RATES

     The Company is exposed to interest rate risk on its borrowings, which are primarily at floating rates. Based upon the expected levels of borrowings under these facilities in 2001, an increase in interest rates of 100 basis points would have a material adverse effect on the Company's results of operations and cash flows of approximately $2 million.

FOREIGN CURRENCY RISK

     Approximately 25 percent of the Company's sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company's equity investments and its respective share of earnings (losses), the Company's net investment in foreign subsidiaries, translation of the Company's foreign operations for U.S. GAAP reporting purposes and purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Canadian dollar and Japanese yen). It is the Company's policy to hedge approximately 60% to 80% of these transactions. The counterparties to the options and contracts are major financial institutions.

     At December 31, 2000, the Company had forward contracts to sell foreign currencies with notional amounts of $0.6 million and forward contracts to buy foreign currencies with notional amounts of $3.9 million. The fair values of these forward contracts approximated their carrying values.

     In connection with the acquisition of Hickson, the Company acquired forward contracts to sell foreign currencies with notional amounts of $3.5 million, all of which are denominated in currencies other than the U.S. dollar. These contracts expire during the first quarter of 2001. The fair values of these forward contracts approximated their carrying values at December 31, 2000.

     Holding other variables constant, if there were a 10 percent adverse change in foreign currency exchange rates, the net effect on the Company's cash flows would be a decrease of between $1 million to $2 million, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               MANAGEMENT REPORT

To Our Shareholders:

     The management of Arch Chemicals is responsible for the integrity and objectivity of the financial and operating information contained in this annual report, including the consolidated financial statements covered by the Independent Auditors' Report. These statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management.

     The Company has a system of internal accounting controls that provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company also has instituted policies and guidelines that require employees to maintain the highest level of ethical standards.

     In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management, the internal auditors and the independent public accountants to review internal accounting controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent auditors.

Michael E. Campbell                                      Louis S. Massimo
Chairman of the Board, President                         Vice President and Chief Financial Officer
and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Arch Chemicals, Inc.:

     We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity (equity prior to the distribution) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Stamford, CT
January 24, 2001

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
                                                              (IN MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS)
ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $   19.1     $ 12.1
  Receivables, net:
     Trade..................................................     190.4      156.0
     Other..................................................      22.3       12.6
  Inventories, net..........................................     164.7      147.3
  Other Current Assets......................................      39.2       26.7
  Assets Held For Sale......................................      80.1         --
                                                              --------     ------
          Total Current Assets..............................     515.8      354.7

Investments and Advances -- Affiliated Companies at
  Equity....................................................      32.6       20.8
Property, Plant and Equipment, net..........................     330.8      326.7
Goodwill....................................................     172.8       37.1
Other Assets................................................      21.6       20.2
                                                              --------     ------
          Total Assets......................................  $1,073.6     $759.5
                                                              ========     ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings.....................................  $   95.8     $ 21.0
  Accounts Payable..........................................     143.5      108.1
  Accrued Liabilities.......................................     104.2       57.1
                                                              --------     ------
          Total Current Liabilities.........................     343.5      186.2

Long-Term Debt..............................................     247.6       76.8
Other Liabilities...........................................      62.7       44.7
                                                              --------     ------
          Total Liabilities.................................     653.8      307.7

Commitments and Contingencies
Shareholders' Equity:
  Common Stock, par value $1 per share, Authorized 100.0
     shares: 22.1 shares issued and outstanding in 2000
     (22.6 in 1999).........................................      22.1       22.6
  Additional Paid-in Capital................................     423.3      431.9
  Retained Earnings from February 8, 1999...................       6.5       23.8
  Accumulated Other Comprehensive Loss......................     (32.1)     (26.5)
                                                              --------     ------
          Total Shareholders' Equity........................     419.8      451.8
                                                              --------     ------
          Total Liabilities and Shareholders' Equity........  $1,073.6     $759.5
                                                              ========     ======

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000      1999       1998
                                                              ------    ------    ---------
                                                                  (IN MILLIONS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Sales.......................................................  $941.2    $912.2     $894.0
Cost of Goods Sold..........................................   691.6     666.0      649.2
Selling and Administration..................................   172.0     163.8      167.6
Amortization of Intangibles.................................     5.9       4.1        4.0
Research and Development....................................    17.1      17.7       16.2
Equity in (Earnings) of Affiliated Companies................    (7.8)     (5.8)      (3.4)
Special Items:
  Impairment Charge.........................................    31.0        --         --
  Restructuring Charge......................................    34.0        --         --
  Other (Income) and Expense................................    (8.1)       --         --
                                                              ------    ------     ------
     Income Before Interest, Taxes and Extraordinary Gain...     5.5      66.4       60.4
Interest Expense............................................    13.8       5.7        0.6
Interest Income.............................................     0.8       0.8        1.0
                                                              ------    ------     ------
     Income (Loss) Before Taxes and Extraordinary Gain......    (7.5)     61.5       60.8
Income Tax Expense (Benefit)................................    (8.0)     20.8       20.8
                                                              ------    ------     ------
     Income Before Extraordinary Gain.......................     0.5      40.7       40.0
Extraordinary Gain (net of taxes of $0.9)...................      --       1.3         --
                                                              ------    ------     ------
     Net Income.............................................  $  0.5    $ 42.0     $ 40.0
                                                              ======    ======     ======

                                                                                     PRO
                                                                                    FORMA
                                                                                  UNAUDITED
                                                                                  ---------
Net Income Per Share -- Basic:
  Before Extraordinary Gain.................................  $ 0.02    $ 1.77     $ 1.55
  Extraordinary Gain........................................      --      0.06         --
                                                              ------    ------     ------
  Net Income................................................  $ 0.02    $ 1.83     $ 1.55
                                                              ======    ======     ======
Net Income Per Share -- Diluted:
  Before Extraordinary Gain.................................  $ 0.02    $ 1.76     $ 1.55
  Extraordinary Gain........................................      --      0.06         --
                                                              ------    ------     ------
  Net Income................................................  $ 0.02    $ 1.82     $ 1.55
                                                              ======    ======     ======
Weighted Average Common Stock Outstanding -- Basic..........    22.3      23.0       23.0
Weighted Average Common Stock Outstanding -- Diluted........    22.3      23.1       23.0

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000       1999      1998
                                                              -------    ------    ------
                                                                    ($ IN MILLIONS)
OPERATING ACTIVITIES:
Net Income..................................................  $   0.5    $ 42.0    $ 40.0
Adjustments to Reconcile Net Income to Net Cash and Cash
  Equivalents Provided (Used) by Operating Activities:
  Equity in Earnings of Affiliates..........................     (7.8)     (5.8)     (3.4)
  Depreciation..............................................     49.8      49.3      43.1
  Amortization of Intangibles...............................      5.9       4.1       4.0
  Deferred Taxes............................................    (17.6)      2.1       2.7
  Deferred Income...........................................    (11.4)     (9.5)     (9.5)
  Impairment Charge.........................................     31.0        --        --
  Restructuring Charge......................................     32.7        --        --
  Other (Income) and Expense................................     (8.1)       --        --
  Change in Assets and Liabilities Net of Purchases and Sale
     of Businesses:
     Receivables............................................      7.9     (26.7)     19.9
     Inventories............................................      1.7      (7.9)      0.2
     Other Current Assets...................................     (1.3)     (1.4)      1.4
     Accounts Payable and Accrued Liabilities...............    (12.0)      7.4     (14.0)
     Noncurrent Liabilities.................................      0.5       4.3       2.4
Other Operating Activities..................................      3.1       0.8      (1.6)
                                                              -------    ------    ------
  Net Operating Activities from Continuing Operations.......     74.9      58.7      85.2
Change in Net Assets Held for Sale..........................      4.8        --        --
                                                              -------    ------    ------
  Net Operating Activities..................................     79.7      58.7      85.2
                                                              -------    ------    ------
INVESTING ACTIVITIES:
Capital Expenditures........................................    (62.0)    (58.9)    (84.3)
Businesses Acquired in Purchase Transactions, Net of Cash
  Acquired..................................................   (178.4)     (8.0)       --
Proceeds from Sale of Business..............................     21.1        --        --
Disposition of Property, Plant and Equipment................      6.3        --        --
Investments and Advances -- Affiliated Companies at
  Equity....................................................     (3.4)       --       0.1
Other Investing Activities..................................     (0.6)     (0.1)     (1.1)
                                                              -------    ------    ------
  Net Investing Activities..................................   (217.0)    (67.0)    (85.3)
                                                              -------    ------    ------
FINANCING ACTIVITIES:
Long-Term Debt Assumed from Olin............................       --      75.0        --
Long-Term Debt Borrowings...................................    172.3        --       2.0
Long-Term Debt Repayments...................................    (73.6)     (3.4)     (0.3)
Short-Term Borrowings (Repayments)..........................     72.4      20.5      (0.7)
Dividends Paid..............................................    (17.8)    (13.8)       --
Purchases of Arch Common Stock..............................     (9.5)     (6.7)       --
Transfers to Olin...........................................       --     (58.1)     (2.2)
Other Financing Activities..................................      0.4       0.3        --
                                                              -------    ------    ------
  Net Financing Activities..................................    144.2      13.8      (1.2)
                                                              -------    ------    ------
  Effect of Exchange Rate Changes on Cash and Cash
     Equivalents............................................      0.1      (0.5)     (0.6)
                                                              -------    ------    ------
  Net Increase (Decrease) in Cash and Cash Equivalents......      7.0       5.0      (1.9)
Cash and Cash Equivalents, Beginning of Year................     12.1       7.1       9.0
                                                              -------    ------    ------
Cash and Cash Equivalents, End of Year......................  $  19.1    $ 12.1    $  7.1
                                                              =======    ======    ======
CASH PAID DURING THE YEAR FOR:
  Income Taxes, net.........................................  $   8.2    $ 18.4    $   --
  Interest..................................................  $  13.5    $  5.4    $  0.5

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (EQUITY PRIOR TO THE DISTRIBUTION)

                                                                           EQUITY IN      ACCUMULATED
                                 COMMON STOCK     ADDITIONAL                EARNINGS         OTHER       COMPREHENSIVE
                                ---------------    PAID-IN     RETAINED     PRIOR TO     COMPREHENSIVE      INCOME
                                SHARES   AMOUNT    CAPITAL     EARNINGS   DISTRIBUTION       LOSS           (LOSS)
                                ------   ------   ----------   --------   ------------   -------------   -------------
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31,
  1997........................     --       --          --          --      $ 471.8         $(16.2)         $ 47.4
                                                                                                           -------
Net Intercompany Activity.....     --       --          --          --          7.2             --              --
Net Income....................     --       --          --          --         40.0             --            40.0
Other Comprehensive Income....     --       --          --          --           --            1.7             1.7
----------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1998........................     --       --          --          --        519.0          (14.5)           41.7
                                                                                                           -------
Net Intercompany Activity.....     --       --          --          --        (62.6)            --              --
Net Income Prior to the
  Distribution................     --       --          --          --          4.4             --             4.4
Capitalization of Divisional
  Equity......................   23.0    $23.0      $437.8          --       (460.8)            --              --
Net Income Subsequent to the
  Distribution................     --       --          --      $ 37.6           --             --            37.6
Other Comprehensive Loss......     --       --          --          --           --          (12.0)          (12.0)
Stock Options Exercised.......     --       --         0.4          --           --             --              --
Stock Repurchase..............   (0.4)    (0.4)       (6.3)         --           --             --              --
Dividends Paid ($0.60 per
  share in 1999)..............     --       --          --       (13.8)          --             --              --
----------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1999........................   22.6     22.6       431.9        23.8           --          (26.5)           30.0
                                                                                                           -------
Net Income....................     --       --          --         0.5           --             --             0.5
Other Comprehensive Loss......     --       --          --          --           --           (5.6)           (5.6)
Stock Options Exercised.......     --       --         0.4          --           --             --              --
Stock Repurchase..............   (0.5)    (0.5)       (9.0)         --           --             --              --
Dividends Paid ($0.80 per
  share in 2000)..............     --       --          --       (17.8)          --             --              --
----------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2000........................   22.1    $22.1      $423.3      $  6.5      $    --         $(32.1)         $ (5.1)
----------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF ARCH CHEMICALS, INC.

     Arch Chemicals, Inc. ("Arch" or the "Company") was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation ("Olin") for the purpose of effecting the distribution of Olin's Specialty Chemical Businesses ("Distribution") to the shareholders of Olin. The Company is a specialty chemicals manufacturer, which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and semiconductor industries. The principal businesses in which the Company competes are microelectronic materials, HTH water products, treatment products, performance products and other specialty products.

     Prior to the Distribution, the Company operated the Specialty Chemicals Division of Olin. The Company has organized its segments around differences in products and services, which is how the Company manages its businesses.

     Microelectronic materials markets advanced chemistry and services for semiconductor manufacturers permitting them to offer businesses and consumers leading edge products and capabilities. This portfolio includes photoresists, polyimides, formulated products, thin film systems, chemical management services, and the CMP Planar Solutions LLC ("Planar") joint venture. HTH water products supplies products and related equipment and services to provide people with clean, safe water. Arch's portfolio includes HTH(R) branded consumer pool chemicals, and chemicals and feeder technology for commercial pools, drinking water and industrial applications. Treatment products supplies active ingredients and related services for industrial and consumer products, which provide biocidal and other treatment characteristics that promote health, safety, and well-being. Performance products supplies chemistry and services for the coatings, adhesives, sealant, and elastomer markets, making possible a vast array of products. Other specialty products businesses include hydrazine and sulfuric acid. The hydrazine business supplies propellant grade hydrazine and hydrazine derivatives for use as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. The sulfuric acid business is a major regional supplier of sulfuric acid regeneration services and virgin sulfuric acid sales to the U.S. Gulf Coast market.

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

     The accompanying Consolidated Financial Statements, which have been prepared as if the Company had operated as a separate stand-alone entity for all periods presented prior to the Distribution except as discussed in the following paragraph, include only those assets, liabilities, revenues and expenses attributable to the

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

Company's operations. The Consolidated Financial Statements include the accounts of the Company and certain majority-owned subsidiaries. Intercompany balances and transactions between entities included in these Consolidated Financial Statements have been eliminated. Investments in 20-50% owned affiliates are accounted for on the equity method. The Company has accounted for the organics division, acquired in connection with the acquisition of Hickson International PLC ("Hickson"), in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold." As such, the fair value of the net assets of this division have been classified as "Assets Held for Sale" in the Company's Consolidated Balance Sheet at December 31, 2000.

     The Consolidated Financial Statements prior to the Distribution do not include interest expense associated with the allocation of Olin's consolidated debt nor do they reflect the $75 of debt assumed by the Company from Olin on February 8, 1999. For 1998, an assessment of corporate overhead is included in selling and administration expenses with the allocation based on either effort committed or number of employees. Management believes that the allocation methods used to allocate the costs and expenses are reasonable, however, such allocated amounts may or may not necessarily be indicative of what selling and administration expenses would have been if the Company operated independently of Olin.

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 2000 presentation, and to reflect the adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or net realizable value. Certain inventories are valued by the dollar value last-in, first-out ("LIFO") method of inventory accounting. Costs for other inventories have been determined principally by the first-in, first-out ("FIFO") method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

INVESTMENTS AND ADVANCES -- AFFILIATED COMPANIES AT EQUITY

     The Company's investments and advances to affiliated companies at December 31, 2000 include its 49% investment in Fuji Film Arch, its 50% investment in Planar Solutions LLC ("Planar"), its 50% investment in Nordesclor S.A., its 50% investment in Aquachlor (Pty) Ltd., and its 49% investment in Koppers. Fuji Film Arch is located in Japan and manufactures photoresists. Planar produces and markets chemical mechanical planarization slurry products, and is located in the United States of America. Nordesclor produces and packages calcium hypochlorite, and is located in Brazil. Aquachlor produces and packages calcium hypochlorite, and is located in South Africa. Koppers manufactures copper/chrome/arsenate based wood preservatives, and is located in Australia.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 2000 was $6.6. During the years ended December 31 2000, 1999 and 1998, distributions of $4.8, $2.2 and $2.7, respectively, were received from joint ventures.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Improvements to land..................................  10 to 20 years
Building and building equipment.......................   5 to 25 years
Machinery and equipment...............................   3 to 12 years

     Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Start-up costs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLES

     Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized over periods ranging from 20 to 30 years on a straight-line basis. Other intangibles, which consist primarily of patents, trademarks, non-compete agreements, and various technology licensing agreements, are amortized on a straight-line basis principally over 3 to 15 years. Accumulated amortization was $45.1 and $39.2 at December 31, 2000 and 1999, respectively.

VALUATION OF ASSETS

     The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. The Company periodically reviews the value of its goodwill to determine if any impairment has occurred. It is the Company's policy to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded as a component of operating income when the carrying value exceeds the estimated fair value of such assets. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also periodically evaluates the future period over which the benefit of goodwill will be received, based on the undiscounted value of future cash flows, and records an impairment if necessary based on the undiscounted value of estimated future cash flows. In addition, the Company records net gains or losses on sales of assets as a component of operating income.

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

FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt approximates book value due to its floating rate interest rate terms. The fair

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

values of currency forward and option contracts were estimated based on quoted market prices for contracts with similar terms.

REVENUE RECOGNITION

     Revenues are principally recognized when services are rendered or products are delivered to customers. Certain of the Company's product lines have extended payment terms due to the seasonal nature of the business.

U.S. GOVERNMENT CONTRACTS

     The Company had entered into a contract with the United States Department of the Air Force to supply hydrazine-based propellant. It was a one-year contract with four one-year renewal options beginning January 1, 1995, which expired on December 31, 1999. The Company is currently in the process of renegotiating this contract and has received an extension of the contract until March 31, 2001. The new contract is expected to be a three-year contract with two one-year renewal options. Negotiations are expected to be completed during the first quarter of 2001. The current contract consists of a fixed price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound of product adjusted annually for agreed-upon cost escalations. In 2000, 1999 and 1998 the Company's other specialty products segment sales include $13.9, $17.3 and $17.6, related to this agreement.

FOREIGN CURRENCY TRANSLATION

     Foreign affiliate balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement and cash flow amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in the other accumulated comprehensive loss component of shareholders' equity. Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Income.

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

     Prior to the Distribution, the Company's operations were included in the U.S. federal consolidated tax returns of Olin. The provision for income taxes prior to the Distribution, includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate company basis consistent with the requirements of SFAS No. 109, "Accounting for Income Taxes." Allocated income taxes payable were settled with Olin on a current basis.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

EARNINGS PER COMMON SHARE

     All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The number of shares included for the potential issuance of common shares was less than 0.1 million in 2000, and was
0.1 million in 1999. Performance Shares are not presently included in the calculation of diluted earnings per share, but may potentially dilute earnings per share in the future, if they are earned. Stock options with exercise prices greater than the average market price of the Company's common stock were not included in the computation of diluted earnings per share.

COMPREHENSIVE INCOME (LOSS)

     The Company's other comprehensive income (loss) consists solely of foreign currency translation gains and losses. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

EMPLOYEE BENEFIT PLANS

     Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses are recognized as incurred. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable. The Company's policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

SHIPPING AND HANDLING COSTS

     In 2000, the Emerging Issues Task Force issued Statement No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). This statement addresses the income statement classification of shipping and handling fees which are billed to customers and included in revenue. As a result, the Company was required to adjust for the costs for shipping and handling which were previously recorded in Sales. The Company's current policy is to include such costs in Cost of Goods Sold in the Consolidated Statements of Income. Total shipping and handling fees included in Sales and Cost of Goods Sold for the years ended December 31, 2000, 1999 and 1998 were $35.6, $32.4 and $31.2, respectively. This adjustment is an equal increase to Sales and Cost of Goods Sold and has no impact on income. Sales and Cost of Goods Sold amounts, including segment information for prior years as well as current year amounts disclosed in previous filings or other publicly disclosed information, have been restated to conform with the requirements of EITF 00-10.

2. ADDITIONAL BALANCE SHEET INFORMATION

TRADE RECEIVABLES

     Allowance for doubtful accounts was $9.3 and $5.7 at December 31, 2000 and 1999, respectively. Provision for doubtful accounts charged to operations was $0.4, $1.2 and $1.4 in 2000, 1999, and 1998,

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

respectively. Bad debt write-offs, net of recoveries, amounted to $0.1, $2.2 and $0 in 2000, 1999, and 1998, respectively. In addition, $3.3 attributable to acquisitions was added in 2000.

INVENTORIES

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Raw materials and supplies.................................  $ 65.0    $ 54.9
Work-in-progress...........................................    23.0      13.4
Finished goods.............................................   128.8     129.0
                                                             ------    ------
Inventories, gross.........................................   216.8     197.3
LIFO reserves..............................................   (52.1)    (50.0)
                                                             ------    ------
Inventories, net...........................................  $164.7    $147.3
                                                             ======    ======

     Inventory valued using the LIFO method comprised 53% of the total inventory at December 31, 2000 and 59% at December 31, 1999. Gross inventory values approximate replacement cost.

ASSETS HELD FOR SALE

     The Company's intention is to divest of the Hickson organics division within twelve months of acquisition. Accordingly, the Company has accounted for the organics division in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold." As such, the fair value of the net assets of this division have been classified as "Assets Held for Sale" in the Company's Consolidated Balance Sheet at December 31, 2000. This valuation includes an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period. The Company expects a transaction to be completed no later than the third quarter of 2001. The net earnings (losses) related to the organics division during the holding period are not included in the Consolidated Statements of Income as of December 31, 2000, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11. The loss associated with these assets held for sale for the year ended December 31, 2000 was $3.5. Interest expense allocated to these assets was $2.1 for the year ended December 31, 2000. Also included in "Assets Held for Sale" is certain land that the Company is in the process of divesting.

PROPERTY, PLANT AND EQUIPMENT

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Land and improvements to land..............................  $ 50.3    $ 28.5
Buildings and building equipment...........................   115.7     124.0
Machinery and equipment....................................   656.0     659.2
Leasehold improvements.....................................     5.3       3.1
Construction-in-progress...................................    40.9      61.9
                                                             ------    ------
Property, plant and equipment..............................   868.2     876.7
Less accumulated depreciation..............................   537.4     550.0
                                                             ------    ------
Property, plant and equipment, net.........................  $330.8    $326.7
                                                             ======    ======

     Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $32.7, $35.1, and $33.7 in 2000, 1999, and 1998, respectively.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

ACCRUED LIABILITIES

     Included in accrued liabilities are the following items:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
Deferred income.............................................  $   --    $ 9.3
Accrued compensation........................................    17.2     11.0
Restructuring reserves......................................    21.6       --
Other.......................................................    65.4     36.8
                                                              ------    -----
Total accrued liabilities...................................  $104.2    $57.1
                                                              ======    =====

     Deferred income relates primarily to a $30 payment under a three-year supply agreement, which expired on December 31, 2000, entered into in connection with the sale of the surfactants business to BASF in November 1997. Sales and operating income for the years ended December 31, 2000, 1999 and 1998 include $11.4, $9.5 and $9.5, related to the amortization of the deferred income under such supply agreement.

3. DEBT

     The Company has an unsecured $125 revolving five-year credit facility ("Five-year Facility"), which expires in January 2004. The Company also has an unsecured $125 364-day facility ("364-day Facility"), which expired in January 2001, but was subsequently renewed by the Company under the same terms, and now expires in January 2002, and a $225 revolving credit facility ("Acquisition Facility") which expires in March 2002 which the Company used to finance the Hickson acquisition and refinance a portion of the assumed debt, (collectively the "Credit Facilities"). The Credit Facilities contain leverage and interest coverage ratio covenants, and restrict the payment of dividends and repurchases of stock in excess of $65 plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the Credit Facilities and range from 0.125% to 0.35%. The Company may select various floating rate borrowing options, including but not limited to LIBOR plus 0.325% to 1.15%. The weighted average interest rate for the years ended December 31, 2000 and 1999 were 8.1% and 6.6%, respectively. At December 31, 2000 and 1999, borrowings under the Credit Facilities were $305.7 and $90.0, respectively, of which $243.5 and $75.0, respectively, was classified as long-term, and the effective interest rate was 8.0% and 7.4%, respectively.

     In addition, at December 31, 2000 and 1999 the Company had $7.3 and $1.8, respectively, of borrowings outstanding of which $3.2 was short-term at December 31, 2000 with interest rates ranging from 3% to 9%.

     At December 31, 2000 and 1999, Arch also had approximately $70 and $30, respectively, of uncommitted short-term lines of credit available under which $30.4 and $5.4, respectively, were outstanding at an interest rate of 7.4% and 6.2%, respectively.

     The fair value of the Company's long-term debt at December 31, 2000 approximated the book value of $247.6 due to its floating interest rate terms. The fair value of the Company's short-term debt at December 31, 2000 approximated the book value of $95.8 due to the short maturity of the instruments.

4. FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2000, the Company had forward contracts to sell foreign currencies with notional amounts of $0.6 (1999-$0.9) and forward contracts to buy foreign currencies with notional amounts of $3.9 (1999-$2.3). The fair market values of these forward contracts approximated their carrying values at December 31, 2000 and 1999. At December 31, 2000, the Company had no outstanding option contracts to sell or buy foreign currencies. The counterparties to the contracts and options are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

     In connection with the acquisition of Hickson, the Company acquired forward contracts to sell foreign currencies with notional amounts of $3.5, all of which are denominated in currencies other than the U.S. dollar. These contracts expire during the first quarter of 2001. The fair values of these forward contracts approximated their carrying values at December 31, 2000.

     In accordance with Statement of Financial Accounting Standards No. 52 ("SFAS No. 52"), "Foreign Currency Translation," a transaction is classified as a hedge when the foreign currency transaction is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying transaction. Any realized and unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period and are included in Selling and Administration expenses in the Consolidated Statements of Income. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and is included in the basis of the underlying transaction. Premiums paid for currency options and gains or losses on forward sales and purchase contracts are not material to operating results.

     Foreign currency exchange gains/(losses), net of taxes, were $(1.7) in 2000, $0.2 in 1999, and $0.7 in 1998.

     In connection with the acquisition of Hickson, the Company acquired certain interest rate swaps related to the assumed debt. The counterparties to the swap agreements were major financial institutions. As a result of the Company's repayment of substantially all of the acquired debt of Hickson, the Company cancelled the swaps in January 2001. As of December 31, 2000, the net market value of the interest rate swaps was $(0.3).

     The Company is required to adopt Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138 in the first quarter of 2001.

5. INCOME TAXES

COMPONENTS OF PRETAX INCOME (LOSS)

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------    -----    -----
Domestic...................................................  $(16.6)   $45.1    $39.7
Foreign....................................................     9.1     16.4     21.1
                                                             ------    -----    -----
Pretax income (loss).......................................  $ (7.5)   $61.5    $60.8
                                                             ======    =====    =====

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------    -----    -----
Currently payable:
  Federal..................................................  $  2.9    $ 7.3    $ 7.5
  State....................................................     0.5      1.9      3.0
  Foreign..................................................     6.1      5.0      7.6
Deferred...................................................   (17.5)     6.6      2.7
                                                             ------    -----    -----
Income tax expense (benefit)...............................  $ (8.0)   $20.8    $20.8
                                                             ======    =====    =====

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

EFFECTIVE TAX RATE RECONCILIATION

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Income tax provision (benefit) at U.S. federal income tax
  rate......................................................  $(2.6)    $21.5     $21.3
Foreign income tax..........................................   (0.6)     (2.2)     (4.0)
State income taxes, net.....................................   (1.2)      1.8       2.2
Goodwill....................................................    1.0       0.5       0.6
Equity in net income of affiliates..........................   (2.5)     (1.9)     (0.4)
Research and development credit.............................   (2.3)       --        --
Other, net..................................................    0.2       1.1       1.1
                                                              -----     -----     -----
Income tax provision (benefit)..............................  $(8.0)    $20.8     $20.8
                                                              =====     =====     =====

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Deferred tax assets:
  Postretirement benefits...................................  $10.1    $ 8.7
  Non-deductible reserves...................................   45.5     18.1
  Other miscellaneous items.................................    6.0      6.6
                                                              -----    -----
          Total deferred tax assets.........................   61.6     33.4
                                                              -----    -----
Deferred tax liabilities:
  Property, plant and equipment.............................   23.2     19.3
  Other miscellaneous items.................................    3.6      2.2
                                                              -----    -----
          Total deferred tax liabilities....................   26.8     21.5
                                                              -----    -----
Net deferred tax asset......................................  $34.8    $11.9
                                                              =====    =====

     Included in Other Current Assets at December 31, 2000 and 1999, respectively, are $30.3 and $19.2 of net current deferred tax assets. Included in Other Assets at December 31, 2000 is $4.5 of net noncurrent deferred tax assets. Included in Other Long-Term Liabilities at December 31, 1999 is $7.3 of net long-term

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

deferred tax liabilities. Taxable income is expected to be sufficient to recover the net benefit within the period in which these differences are expected to reverse and, therefore, no valuation allowance was established.

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2000, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $119, which assumes certain tax elections to be made in 2001 related to the Hickson acquisition. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

6. STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

STOCK OPTION PLANS

     As of December 31, 2000, the Company had five stock-based compensation plans, which are described below.

     At the time of the Distribution, stock options issued by Olin were converted into both an option to purchase Company common stock ("Company Options") and an option to purchase Olin common stock ("New Olin Options") with the same aggregate "intrinsic value" at the time of the Distribution as the old award. The conversion of the options did not result in a charge to earnings as no new measurement date was created. The Company is responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin is responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted under the Olin 1980 Stock Option Plan to Olin employees who became Company employees upon the Distribution will terminate upon the earlier of (i) the end of their term or (ii) two years following the Distribution. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan retain the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan, which were not vested at the time of the Distribution, continue to vest in accordance with their vesting schedule so long as the optionee remains employed at the Company. No additional Company options will be granted under the 1980, 1988 and 1996 Olin Stock Option Plans.

     In 1999, the Company adopted the 1999 Long Term Incentive Plan, a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. In addition, in 1999, the Company adopted the 1999 Stock Plan for Nonemployee Directors. The Company's policy is to grant options to purchase common stock at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable at the end of a three-year period and the directors' options are exercisable upon grant. In general, all options are exercisable up to ten years from the date of grant. In 1999, the Company granted to certain employees approximately 245,000 performance share units. The performance share units will vest if certain performance measures are met at the end of 2001, and upon vesting are paid out in shares of common stock. Units may be paid out in shares on a basis of up to
1.5 shares for every unit depending on the Company's performance. At December 31, 2000, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

     The following table summarizes stock option activity during 2000 and 1999 (number of options in thousands):

                                                              WEIGHTED
                                                    STOCK     AVERAGE
                                                   OPTIONS     PRICE      RANGE OF PRICES
                                                   -------    --------    ---------------
Olin stock options converted as of the
  Distribution...................................   1,557      $26.84     $15.68 - $34.88
  Options granted................................   1,032       19.51      19.41 - 22.72
  Options exercised..............................      34       19.38          19.38
  Options cancelled or forfeited.................     181       23.82      19.38 - 34.88
                                                    -----      ------     ---------------
Balance, December 31, 1999.......................   2,374      $23.99      15.68 - 31.92
                                                    -----      ------     ---------------
  Options granted................................     214       18.52      17.38 - 19.85
  Options exercised..............................      16       19.06          19.06
  Options cancelled or forfeited.................     149       20.63      17.38 - 31.92
                                                    -----      ------     ---------------
Balance, December 31, 2000.......................   2,423      $23.75     $15.68 - $31.92
                                                    =====      ======

     At December 31, 2000 and 1999, options covering 1,281,761 and 1,100,061 shares, respectively, were exercisable at weighted average exercise prices of $26.57 and $25.89, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000 (number of options in thousands):

                                                           WEIGHTED AVERAGE
                                             --------------------------------------------
                                                                  OPTION EXERCISE PRICE
   RANGE OF        NUMBER        NUMBER         REMAINING       -------------------------
EXERCISE PRICES  OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE   OUTSTANDING   EXERCISABLE
---------------  -----------   -----------   ----------------   -----------   -----------
$15.68 - $23.48     1,390           361          7 years          $19.19        $18.73
$28.58 - $31.92     1,033           921          6 years          $29.88        $29.63
                    -----         -----
                    2,423         1,282
                    =====         =====

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

     Pro forma net income was calculated based on the following assumptions as if the Company had recorded compensation expense for the Olin stock options granted to those employees of the Specialty Chemicals business since 1996. The fair value of each Olin option granted during 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield of 3.2%, risk free interest rate of 5.5%, expected volatility of 27% and an expected life of 7 years. The fair value of each Arch option granted during 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield of 4.2%, risk free interest rate of 6.25%, expected volatility of 40% and an expected life of 7 years. The fair value of each Arch

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

option granted during 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield of 4.2%, risk free interest rate of 5.18%, expected volatility of 40% and an expected life of 7 years. The weighted-average per share fair value of options granted during 2000, 1999 and 1998 was $5.24, $5.54 and $11.07, respectively. Pro forma net income (loss) as if the Company had recorded compensation expense for the Arch and Olin stock options granted was $(1.0), $40.7, and $39.5 in 2000, 1999 and 1998, respectively. Pro forma earnings (loss) per share in 2000 and 1999 would have been $(0.05) and $1.76, respectively.

     The 1998 pro forma amounts are not necessarily representative of the effects of stock-based awards on future net income because (1) future grants of employee stock options to Arch management may not be comparable to awards made to employees while Arch was a part of Olin and (2) the assumptions used to compute the fair value of any stock option awards may not be comparable to the Olin assumptions used.

SHAREHOLDER RIGHTS PLAN

     The Company has a Shareholder Rights Plan, which is designed to prevent an acquiror from gaining control of the Company without offering a fair price to all shareholders.

7. EMPLOYEE BENEFIT PLANS

PENSION PLANS AND RETIREMENT BENEFITS

     Effective February 8, 1999, the Company established the Arch Pension Benefit Plan, a defined benefit pension plan covering virtually all U.S. employees. Prior to the Distribution, these employees were participants in one of several Olin pension benefit plans covering employees of other Olin businesses. The Arch pension benefit plan provides benefits based on service with Olin and with the Company. The Company is liable for the payment of all pension plan benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. Olin transferred assets to the Company's pension plan. The amount of the assets transferred was calculated in accordance with Section 4044 of the Employee Retirement Income Security Act of 1974, as amended. The assets of the Arch plan consist primarily of investments in commingled funds administered by independent investment advisors. The Company's policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

     Olin is liable for postretirement medical and death benefits provided to former employees of the Company who retired prior to the Distribution. Subsequent to the Distribution, the Company adopted a retiree medical and death benefits plan that largely replicated the terms of the Olin retiree medical and death benefit program. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. The Olin plan was an unfunded plan; therefore, no assets were transferred, and the Arch plan remains an unfunded plan.

     The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Arch retirement plan, which prior to the Distribution represents Arch's portion of Olin's pension benefit plans, all of which are reflected in the Consolidated Financial Statements.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                             POSTRETIREMENT
                                                PENSION BENEFITS                BENEFITS
                                                -----------------            --------------
                                                 2000      1999               2000    1999
                                                -------   -------            ------   -----
RECONCILIATION OF PROJECTED BENEFIT
  OBLIGATION:
Projected benefit obligation at beginning of
  year........................................  $103.7    $107.1             $  7.9   $ 8.2
Service cost (benefits earned during the
  period).....................................     5.2       6.1                0.5     0.6
Interest cost on the projected benefit
  obligation..................................     8.2       7.6                0.6     0.5
Plan amendments...............................     1.2        --                 --      --
Actuarial (gain)/loss.........................     3.0     (16.8)              (0.2)   (1.4)
Curtailment...................................     1.6        --                1.5      --
Benefits paid.................................    (1.2)     (0.3)              (0.2)     --
                                                ------    ------             ------   -----
Projected benefit obligation at end of year...  $121.7    $103.7             $ 10.1   $ 7.9
                                                ======    ======             ======   =====
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of
  year........................................  $127.1    $ 87.0
Adjustment to fair value of plan assets.......      --      27.0
Benefits paid.................................    (0.9)     (0.3)
Actual return on plan assets (net of
  expenses)...................................    (4.4)     13.4
                                                ------    ------
Fair value of plan assets at end of year......  $121.8    $127.1
                                                ======    ======
FUNDED STATUS.................................  $  0.1    $ 23.4             $(10.1)  $(7.9)
Unrecognized net actuarial (gain)/loss........   (19.8)    (41.3)                --     0.2
Unamortized prior service cost................     4.2       4.1               (0.3)   (0.4)
Unrecognized transition asset.................      --      (0.5)                --      --
                                                ------    ------             ------   -----
Accrued benefit cost..........................  $(15.5)   $(14.3)            $(10.4)  $(8.1)
                                                ======    ======             ======   =====

                                                  2000     1999     1998     2000    1999    1998
                                                 ------   ------   ------   ------   -----   -----
WEIGHTED AVERAGE RATE ASSUMPTIONS:
Discount rate.................................     7.75%    8.00%    7.00%    7.75%   8.00%   7.00%
Rate of compensation increase.................     4.60%    4.60%    4.50%      --      --      --
Long-term rate of return on assets............     9.50%    9.50%    9.50%      --      --      --

NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned during the
  period).....................................   $  5.2   $  6.1   $  5.0   $  0.5   $ 0.6   $ 0.7
Interest cost on the projected benefit
  obligation..................................      8.2      7.6      6.6      0.6     0.5     0.5
Expected return on plan assets................    (11.3)   (10.1)    (7.0)      --      --      --
Amortization of prior service cost............      0.7      0.7      0.8     (0.1)   (0.1)   (0.1)
Amortization of transition obligation.........     (0.5)    (0.5)    (0.5)      --      --      --
Curtailment loss..............................      1.0       --       --      1.5      --      --
Recognized actuarial (gain)/loss..............     (1.9)    (0.2)     0.1       --      --      --
                                                 ------   ------   ------   ------   -----   -----
Net periodic benefit cost.....................   $  1.4   $  3.6   $  5.0   $  2.5   $ 1.0   $ 1.1
                                                 ======   ======   ======   ======   =====   =====

     The accumulated benefit obligation relating to the Company's unfunded pension plans was $4.3 and $3.6, as of December 31, 2000 and 1999, respectively. The curtailment loss was recorded in the Restructuring Charge in the Consolidated Statement of Income for the year ended December 31, 2000.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

     For measurement purposes, the assumed health care cost trend rate was 5.4% and 5.7% for HMO plans, and 6.5% and 7.25% for non-HMO plans, in 2000 and 1999, respectively, which reduce ratably to 4.5% for the HMO plans and 5% for the non-HMO plans in the years 2003 and 2002, respectively. The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have resulted in a $0.1 increase or decrease, respectively, in the aggregate service and interest cost components of expense for the year 2000, and a $0.4 increase or decrease, respectively, in the accumulated postretirement benefit obligation at December 31, 2000.

     The Company's foreign subsidiaries maintain pension and other benefit plans that are consistent with statutory practices and are not significant.

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

     Prior to the Distribution, Company employees participated in the Olin Corporation Contributing Employee Ownership Plan ("Olin CEOP"), which is a defined contribution plan available to essentially all domestic Olin employees and provides a match of employee contributions. Subsequent to the Distribution, the Olin CEOP was converted into a multiple employer plan in which both Olin and the Company participate. The matching contribution allocable to the Company employees has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $2.5, $3.2, and $3.6 in 2000, 1999 and 1998, respectively.

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

     At December 31, 2000, the Company has reserved 3,346,000 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

9. SEGMENT REPORTING

     During 2000, the Company's reorganized its business portfolio as a result of the integration of the Hickson acquisition. The Company changed from reporting in three segments (microelectronic chemicals, water chemicals and performance chemicals) to reporting in five segments (microelectronic materials, HTH water products, treatment products, performance products, and other specialty products). Segment results on this new basis for all periods ended December 31 were as follows:

                                                            2000       1999      1998
                                                          --------    ------    ------
SALES:
  Microelectronic Materials.............................  $  233.6    $224.9    $236.8
  HTH Water Products....................................     244.3     252.6     230.0
  Treatment Products....................................     136.7      95.0      87.2
  Performance Products..................................     196.7     165.9     170.9
  Other Specialty Products..............................      75.8      89.8      99.8
  SPPI..................................................      54.1      84.0      69.3
                                                          --------    ------    ------
TOTAL SALES.............................................  $  941.2    $912.2    $894.0
                                                          ========    ======    ======

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                            2000       1999      1998
                                                          --------    ------    ------
OPERATING INCOME (LOSS), INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES:
  Microelectronic Materials.............................  $   10.5    $  0.9    $ (0.3)
  HTH Water Products....................................      22.6      27.0      14.9
  Treatment Products....................................      12.3       9.3       8.5
  Performance Products..................................      21.8      28.0      26.8
  Other Specialty Products..............................       6.4      13.9      21.2
  SPPI..................................................       2.5       3.7       3.3
  Corporate Unallocated.................................     (10.7)    (14.1)    (14.0)
                                                          --------    ------    ------
TOTAL OPERATING INCOME, INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES BEFORE NONRECURRING EXPENSES AND
  SPECIAL ITEMS.........................................      65.4      68.7      60.4
  NONRECURRING EXPENSES AND SPECIAL ITEMS...............     (59.9)     (2.3)       --
                                                          --------    ------    ------
TOTAL OPERATING INCOME, INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES..................................  $    5.5    $ 66.4    $ 60.4
                                                          ========    ======    ======
EQUITY INCOME IN AFFILIATED COMPANIES:
  Microelectronic Materials.............................  $    3.8    $  2.7    $  0.9
  HTH Water Products....................................       3.4       3.1       2.5
  Treatment Products....................................       0.6        --        --
                                                          --------    ------    ------
TOTAL EQUITY INCOME IN AFFILIATED COMPANIES.............  $    7.8    $  5.8    $  3.4
                                                          ========    ======    ======
DEPRECIATION EXPENSE:
  Microelectronic Materials.............................  $   17.3    $ 18.5    $ 14.3
  HTH Water Products....................................      11.1      12.0      11.7
  Treatment Products....................................       8.1       6.5       6.7
  Performance Products..................................       6.8       6.6       5.1
  Other Specialty Products..............................       6.5       5.7       5.3
                                                          --------    ------    ------
TOTAL DEPRECIATION EXPENSE..............................  $   49.8    $ 49.3    $ 43.1
                                                          ========    ======    ======
AMORTIZATION EXPENSE:
  Microelectronic Materials.............................  $    4.0    $  3.9    $  3.9
  HTH Water Products....................................       0.1       0.1       0.1
  Treatment Products....................................       0.7        --        --
  Performance Products..................................       1.1       0.1        --
                                                          --------    ------    ------
TOTAL AMORTIZATION EXPENSE..............................  $    5.9    $  4.1    $  4.0
                                                          ========    ======    ======
CAPITAL SPENDING:
  Microelectronic Materials.............................  $   15.4    $ 14.8    $ 43.3
  HTH Water Products....................................      13.9      12.2      10.1
  Treatment Products....................................      16.9      17.1      19.1
  Performance Products..................................       8.3       5.8       2.4
  Other Specialty Products..............................       7.5       9.0       9.4
                                                          --------    ------    ------
TOTAL CAPITAL SPENDING..................................  $   62.0    $ 58.9    $ 84.3
                                                          ========    ======    ======

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                            2000       1999      1998
                                                          --------    ------    ------
TOTAL ASSETS:
  Microelectronic Materials.............................  $  252.9    $304.5    $309.6
  HTH Water Products....................................     163.0     180.9     166.4
  Treatment Products....................................     244.8      99.8      91.1
  Performance Products..................................     256.8     120.5      99.1
  Other Specialty Products..............................      62.2      62.8      60.8
  Other.................................................      93.9      (9.0)     (5.4)
                                                          --------    ------    ------
TOTAL ASSETS............................................  $1,073.6    $759.5    $721.6
                                                          ========    ======    ======
INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT EQUITY:
  Microelectronic Materials.............................  $   17.6    $ 11.2    $  9.2
  HTH Water Products....................................       9.9       9.6      11.9
  Treatment Products....................................       5.1        --        --
                                                          --------    ------    ------
TOTAL INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT
  EQUITY................................................  $   32.6    $ 20.8    $ 21.1
                                                          ========    ======    ======

     Segment operating income includes the equity in earnings of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income excludes interest income, interest expense, extraordinary or special items, and certain unallocated expenses of the corporate headquarters. Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, deferred taxes, LIFO reserves, assets held for sale, and other assets. Sales by segment substantially represent sales for the five major product lines of the Company.

     Geographic area information for the periods ended December 31, were as follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
SALES
United States............................................  $657.5    $674.4    $671.3
Europe...................................................   183.8     144.8     129.7
Other foreign............................................    99.9      93.0      93.0
                                                           ------    ------    ------
          Total Sales....................................  $941.2    $912.2    $894.0
                                                           ======    ======    ======
LONG-LIVED ASSETS (EXCLUDES GOODWILL)
United States............................................  $293.6    $280.0    $287.0
Europe...................................................    47.5      54.2      54.3
Other foreign............................................    43.9      33.5      31.8
                                                           ------    ------    ------
          Total Long-lived Assets........................  $385.0    $367.7    $373.1
                                                           ======    ======    ======

     Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers (included in United States sales above) were $61.3, $63.1 and $63.9 in 2000, 1999, and 1998, respectively.

10. ACQUISITIONS, DISPOSITION AND JOINT VENTURE

ACQUISITIONS

     In July 2000, Arch Chemicals UK Holdings Limited ("Arch UK"), a newly formed, wholly-owned, indirect subsidiary of the Company made a formal cash offer (the "Offer") for all of the issued shares of UK-

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

based Hickson. The Offer, which was unanimously recommended by Hickson's Board of Directors, was for GBP 0.55 (US $0.82) in cash for each Hickson share. On August 22, 2000, Arch UK declared the offer wholly unconditional (the "Acquisition Date"). The total purchase price, including estimated expenses and net debt assumed ($59), was approximately $215. The acquisition of Hickson was accounted for as a purchase business combination, and accordingly, the results of Hickson have been included in the consolidated financial statements since the Acquisition Date. The related goodwill is being amortized over 30 years.

     The Company financed the acquisition, including certain assumed debt required to be repaid, from the Acquisition Facility. Expenses associated with the purchase of derivative instruments to mitigate the risk of foreign currency fluctuations related to the purchase price and the effect of the assumption of certain foreign-denominated debt on the transaction are classified as a component of "Other (Income) and Expense" in the Company's Consolidated Statement of Income for the year ended December 31, 2000. In connection with the Hickson acquisition, the Company intends to dispose of Hickson's organics division within one year, and, accordingly, those assets are classified in the balance sheet as "Assets Held for Sale" (see Note 2). See the Form 8-K/A filed by the Company on November 2, 2000 for additional information regarding the acquisition of Hickson.

     In addition, in November 2000, the Company completed the acquisition of the personal care intermediates business of Brooks Industries for approximately $38 in cash. This acquisition was accounted for as a purchase business combination and the results of operations have been included in the Consolidated Financial Statements from the date of purchase and were not material in 2000. The related goodwill is being amortized over 20 years.

     Supplemental cash flow information on the businesses acquired is as follows:

                                                          YEAR ENDED
                                                       DECEMBER 31, 2000
                                                       -----------------
Working capital......................................       $  2.7
Assets held for sale.................................         84.9
Property, plant and equipment........................         40.9
Other assets.........................................         13.9
Goodwill.............................................        138.0
Debt.................................................        (74.4)
Other liabilities....................................        (27.6)
                                                            ------
Cash paid for acquisitions, net of cash acquired.....       $178.4
                                                            ======

     In September 1999, the Company purchased the hydroquinone di (beta-hydroxyethyl) ether ("HQEE") specialty chemicals business of Eastman Chemical Company. This acquisition was accounted for as a purchase business combination and the results of operations have been included in the Consolidated Financial Statements from the date of purchase and were not material in 1999. The related goodwill is being amortized over 20 years.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

     Supplemental cash flow information on the business acquired is as follows:

                                                          YEAR ENDED
                                                       DECEMBER 31, 1999
                                                       -----------------
Working capital......................................        $0.1
Property, plant and equipment........................         0.2
Other assets.........................................         3.3
Goodwill.............................................         4.4
                                                             ----
Cash paid for acquisition............................        $8.0
                                                             ====

DISPOSITION

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, Louisiana of the assets of its subsidiary, SPPI, a distributor of swimming pool equipment, parts and supplies. Net proceeds from the sale were approximately $21 and a pretax gain of approximately $11 was recorded. Net proceeds from the sale were used to reduce existing debt levels. SPPI's sales and operating income for the years ended December 31, 2000, 1999 and 1998 were $54.1 and $2.5, $84.0 and $3.7, and $69.3 and $3.3, respectively.

     Supplemental cash flow information on the business sold is as follows:

                                                          YEAR ENDED
                                                       DECEMBER 31, 2000
                                                       -----------------
Net proceeds.........................................        $21.1
Working capital......................................         (9.9)
Property, plant and equipment........................         (0.1)
                                                             -----
Gain on disposition of business......................        $11.1
                                                             =====

PROFORMA FINANCIAL INFORMATION

     The table below presents unaudited pro forma financial information in connection with 2000 acquisitions and disposition as if they had occurred on January 1, 1999. This unaudited pro forma financial information reflects the preliminary allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the acquisition of Hickson. The estimate of fair values is preliminary, and is subject to change upon receipt of the final results of an appraisal of the fair value of the assets and liabilities of Hickson, as well as the identification of certain intangible assets. The final determination of these fair values, which is anticipated in 2001, could result in purchase accounting adjustments, which may impact the Company's results of operations and financial position.

     The unaudited pro forma information below reflects pro forma adjustments based upon currently available information and certain estimates and assumptions, and therefore the actual results may differ from the pro forma results. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction as contemplated, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information. This information should be read in conjunction with the form 8-K/A, filed by the Company on November 2, 2000, in connection with the Hickson acquisition, which contains unaudited pro forma combined condensed financial statements.

     The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions and disposition had

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of the Company.

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
                                                               UNAUDITED
Sales...................................................  $1,070.5    $1,080.7
Net income excluding special items and extraordinary
  gain..................................................  $   39.5    $   43.0
Net income..............................................  $    2.9    $   44.3
Diluted income per share excluding special items and
  extraordinary gain....................................  $   1.77    $   1.86
Diluted income per share................................  $   0.13    $   1.92

JOINT VENTURE

     In April 2000, the Company formed a joint venture with Wacker Silicones Corporation, to produce and market chemical mechanical planarization slurry products used in the advanced computer chip manufacturing process. The joint venture, called Planar, is expected to provide opportunities in this high growth area of the semiconductor industry. The Company contributed cash of approximately $3.4 and intellectual property to the venture, and has guaranteed up to $5.0 of its debt.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $25.2 in 2000, $25.9 in 1999, and $19.8 in 1998 (sublease income is not significant).

     Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows: $8.4 in 2001; $6.5 in 2002; $6.1 in 2003; $5.5 in 2004; $3.8 in
2005; and $6.3 thereafter.

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company acquired certain legal obligations, including a trial court judgment of approximately $8.5 plus interest, currently on appeal, in a lawsuit associated with a wood preservative spillage in 1994. The judgment and related interest is included in Accrued Liabilities in the Consolidated Balance Sheet at December 31, 2000. Those matters that are probable have been accrued for in the accompanying Consolidated Financial Statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

ENVIRONMENTAL

     Olin and the Company have entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites. As a result of the acquisition of Hickson, the Company's environmental liabilities increased by $17.6.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $17.5 at December 31, 2000, of which $3.0 are classified as other current liabilities and $14.5 are classified as other noncurrent liabilities, and $2.4 at December 31, 1999, all of which were classified as other noncurrent liabilities. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

12. RELATED PARTY TRANSACTIONS PRIOR TO THE DISTRIBUTION

     Olin sells chlorine and caustic soda to the Company, which is used primarily in the production of calcium hypochlorite. These product purchases aggregated $20.7 in 1998, and are reflected in cost of goods sold in the Consolidated Statements of Income. Settlement of these intercompany sales occurred at the time of shipment by way of the intercompany account.

     The Company was charged by Olin for the Company's share of expenses of certain centralized activities using various allocation bases. These activities include, but are not limited to, administration of employee benefit programs, tax compliance, management information systems, treasury, legal and general corporate functions. Aggregate charges to the Company for centralized corporate services were $30.6 in 1998.

13. SPECIAL ITEMS, EXTRAORDINARY GAIN AND NONRECURRING EXPENSES

SPECIAL ITEMS

     Results for 2000 include special items totaling $56.9, of which $39.9 was the result of the process chemicals restructuring, as described below.

     In 2000, due to continued losses and industry over-capacity in a part of the process chemicals business (part of the microelectronic materials segment), the Company implemented a restructuring plan in order to eliminate certain under-performing product lines, including the shut-down of one plant. In addition, based on certain streamlining and additional cost-saving initiatives, the Company recorded restructuring charges related to the biocides business (part of the treatment products segment) and charges for headcount reductions at corporate and other businesses.

  Impairment Charge

     As a result of the restructuring plan for the process chemicals business (part of the microelectronic materials segment), including the idling of certain assets, the Company reviewed the value of these assets in accordance with SFAS No. 121, which indicated that an impairment had occurred based upon an analysis of the undiscounted cash flows of the restructured business. As a result, an impairment charge of $31.0 was recorded to reduce certain property, plant and equipment to its fair market value. Fair market value was determined based on a third party fair market value appraisal.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

  Restructuring Charge

     The restructuring charge of $34.0 included $8.9 of costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 related to the biocides business for the write-off of certain costs associated with the abandonment of construction of a facility in China, the completion of a consolidation study, and additional headcount reductions, and $11.0 related to headcount reductions at other businesses and corporate. Total headcount reductions affect approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13.

     As of December 31, 2000, $12.4 had been charged against the restructuring reserve and approximately 85 employees had been terminated. At December 31, 2000, $21.6 of restructuring reserves were included in Accrued Liabilities in the Company's Consolidated Balance Sheet.

     The following table summarizes activity related to the restructuring costs:

                                   SEVERANCE COSTS    ASSET WRITE-DOWNS    OTHER ITEMS    TOTAL
                                   ---------------    -----------------    -----------    -----
Provision........................       $18.0               $11.0             $5.0        $34.0
2000 Activity:
  Payments.......................         1.4                  --               --          1.4
  Utilized.......................          --                11.0               --         11.0
                                        -----               -----             ----        -----
Balance at December 31, 2000.....       $16.6               $  --             $5.0        $21.6
                                        =====               =====             ====        =====

  Other (Income) and Expense

     Special items in 2000 also include $2.5 of costs related to the acquisition and integration of Hickson, and a pretax gain of $10.6, principally related to the sale of SPPI (included in the HTH water products segment).

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

14. PRO FORMA FINANCIAL INFORMATION PRIOR TO THE DISTRIBUTION(UNAUDITED)

     On January 27, 1999, Olin obtained an unsecured $125 revolving five-year credit facility which expires in January 2004 and an unsecured $125 364-day facility (collectively, the "Credit Facility"). Olin borrowed $75 under the Credit Facility. On February 8, 1999, the Company succeeded to the Credit Facility and assumed the $75 of debt.

     The following represents the pro forma effects of borrowings assuming $75 was outstanding under the Credit Facility for one full year and that the Company had seasonal weighted average borrowings related to the HTH water products segment of $20 under the Credit Facility at an aggregate effective rate of 7%, inclusive of facility fees and amortization of initial bank fees.

                     ARCH CHEMICALS, INC. and SUBSIDIARIES

                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                          YEAR ENDED
                                                       DECEMBER 31, 1998
                                                       -----------------
Pro forma effect on:
  Increase to interest expense.......................        $6.6
  Decrease to net income.............................         4.3

     Pro forma income per share was calculated using the number of common shares that were issued at the Distribution date and assumed that such shares were outstanding for all periods prior to the Distribution date.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Sales and Cost of Goods Sold for all periods presented have been restated to reflect the adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", during the fourth quarter of 2000.

     The Company's common stock began trading on the New York Stock Exchange on a "regular way" basis on February 9, 1999.

                                                 FIRST     SECOND      THIRD     FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                                -------    -------    -------    -------    ------
2000
Sales.........................................  $228.7     $282.1     $208.9     $221.5     $941.2
Cost of goods sold............................   164.5      202.3      156.3      168.5      691.6
Net income (loss).............................    12.9       20.1        4.6      (37.1)       0.5
Diluted income (loss) per share(1)............    0.57       0.91       0.21      (1.66)      0.02
Diluted income (loss) per share before special
  items(1)(2).................................    0.57       0.91       0.18       0.01       1.66
Stock market price:
  High........................................  20 13/16   21 15/16   22 3/16    19 7/8     22 3/16
  Low.........................................  15 15/16       17     17 3/8     15 5/8     15 5/8
  Close (at end of quarter)...................      20     21 7/8     18 1/4     17 3/4     17 3/4
Common dividend paid per share................    0.20       0.20       0.20       0.20       0.80
1999
Sales.........................................  $232.5     $276.6     $210.5     $192.6     $912.2
Cost of goods sold............................   164.2      197.8      159.0      145.0      666.0
Income before extraordinary gain..............    13.5       20.9        4.1        2.2       40.7
Extraordinary gain............................      --         --         --        1.3        1.3
Net income....................................    13.5       20.9        4.1        3.5       42.0
Diluted income per share:
  Before extraordinary gain...................    0.59       0.90       0.18       0.09       1.76
  Extraordinary gain..........................      --         --         --       0.06       0.06
  Net income..................................    0.59       0.90       0.18       0.15       1.82
Stock market price:
  High........................................  23 1/4     25 5/16    24 3/8     21 5/8     25 5/16
  Low.........................................  15 15/16   15 1/2         16     13 15/16   13 15/16
  Close (at end of quarter)...................  16 3/4     24 5/16    16 3/16    20 15/16   20 15/16
Common dividend paid per share................      --       0.20       0.20       0.20       0.60

---------------
(1) The sum of the quarters do not add to the total due to the weighting of common shares outstanding.

(2) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 13 for additional information on Special Items.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's Directors under the paragraphs entitled "Who are the persons nominated by the Board in this election to serve as directors?" and "Who are the other remaining directors and when are their terms scheduled to end?" under the heading "Item 1 -- Election of Directors" in the Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation appearing on pages 12 through 14 of the Proxy Statement and the graph appearing on page 16 of the Proxy Statement) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors -- What are the directors paid for their services?" in the Proxy Statement is incorporated by reference in this Report (but excluding the Report of the Audit Committee which appears on page 9 of the Proxy Statement).

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

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

     The following is a list of the Financial Statements included in Item 8 of
Part II of this Report:

                                                              PAGE
                                                              ----
Management Report...........................................   31
Independent Auditors' Report................................   32
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   33
Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998..........................   34
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   35
Consolidated Statements of Shareholders' Equity (Equity
  prior to the Distribution) for the Years Ended December
  31, 2000, 1999 and 1998...................................   36
Notes to Consolidated Financial Statements..................   37

     2. Financial Statement Schedules

     Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

     Separate financial statements of 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because they would not constitute a significant subsidiary.

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

 3.1      Amended and Restated Articles of Incorporation of the
          Company -- Exhibit 3.1 to the Company's Current Report on
          Form 8-K, filed February 17, 1999.*
 3.2      Bylaws of the Company as amended January 27, 2000 -- Exhibit
          3.2 to the Company's Report on Form 10-K for the period ending December 31, 1999.*
 4.1      Specimen Common Share certificate -- Exhibit 4.1 to the
          Company's Registration Statement on Form 10, as amended.*
 4.2      Amended and Restated Articles of Incorporation of the
          Company (filed as Exhibit 3.1 hereto).
 4.3      Bylaws of the Company (filed as Exhibit 3.2 hereto).
 4.4(a)   Rights Agreement dated as of January 29, 1999 between the
          Company and ChaseMellon Shareholder Services, L.L.C., as
          Rights Agent -- Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.4(b) Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999-Exhibit 4 to the Company's
          Quarterly Report on Form 10-Q, for the period ending June
          30, 1999.*
 4.5      Form of Rights Certificate (attached as Exhibit B to the
          Rights Agreement filed as Exhibit 4.4(a) hereto).*
 4.6(a) 364-Day Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.1 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
 4.6(b)   Extension Agreement, dated as of January 24, 2001, among the
          Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication
          Agent, Wachovia Bank, N.A., as Documentation Agent and The
          Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement.
 4.7(a) Five-year Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.2 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*

---------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

 4.7(b) Revolving Credit Agreement, dated as of July 5, 2000, among the Company, Arch Chemicals UK Holdings Limited, the Lenders
          Party thereto and The Chase Manhattan Bank, as
          Administrative Agent, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Bank of America,
          N.A., as Assignee, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Wachovia Bank, N.A., as Assignee -- Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.*
10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin -- Exhibit 2 to the Company's
          Current Report on Form 8-K, filed February 17, 1999.*
10.2 Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.3      Covenant Not To Compete Agreement, dated as of February 8,
          1999, between the Company and Olin -- Exhibit 10.3 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.4      Form of Employee Benefits Allocation Agreement between the
          Company and Olin -- Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.5 Form of Intellectual Property Transfer and License Agreement between the Company and Olin -- Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
10.6      Form of Sublease between the Company and Olin -- Exhibit
          10.5 to the Company's Registration Statement on Form 10, as amended.*
10.7      Form of Trade Name License Agreement between the Company and
          Olin -- Exhibit 10.11 to the Company's Registration
          Statement on Form 10, as amended.*
10.8(a) Transition Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.8(b)   Amendment to Transition Services Agreement, dated as of
          December 29, 1999, between the Company and Olin -- Exhibit
          10.8(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 1999.*
10.9 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.10 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.11(a)  Information Technology Services Agreement, dated as of
          February 8, 1999, between the Company and Olin -- Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
10.11(b)  Amendment to Information Technology Agreement, dated as of
          February 15, 2000, by and between the Company and Olin -- Exhibit 10.1 to Company's Quarterly Report on Form
          10-Q, for the period ending June 30, 2000.*
10.12     Form of Executive Agreement -- Exhibit 10.12 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1999.*

---------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.13     1999 Stock Plan for Non-employee Directors, as amended
          January 1, 2000 -- Exhibit 10.13 to Company's Annual Report on 10-K for period ending December 31, 1999.*
10.14 1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000.
10.15 Supplemental Contributing Employee Ownership Plan, as amended through March 1, 2001.
10.16     Supplementary and Deferral Benefit Pension Plan, as amended
          July 29, 1999 -- Exhibit 10.16 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.17     Senior Executive Pension Plan, as amended July 29,
          1999 -- Exhibit 10.17 to the Company's Annual Report on Form
          10-K for the period ending December 31, 1999.*
10.18     Employee Deferral Plan -- Exhibit 10.18 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 1998.*
10.19     Key Executive Death Benefits -- Exhibit 10.19 to the
          Company's Registration Statement on Form 10, as amended.*
10.20 Form of Endorsement Split Dollar Agreement -- Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*
10.21     Arch Chemicals, Inc. Annual Incentive Plan, as amended
          December 9, 1999 and April 27, 2000.
10.22     Senior Management Incentive Compensation Plan as amended
          January 27, 2000 -- Exhibit 10.22 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
21.       List of Subsidiaries.
23.       Consent of KPMG LLP, dated March 9, 2001.
24.       Power of Attorney.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000 except for a Form 8-K/A, filed on November 2, 2000 amending a Form 8-K, dated August 22, 2000, filed on August 31, 2000.
---------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2001

                                          ARCH CHEMICALS, INC.

                                          By /s/   MICHAEL E. CAMPBELL
                                            ------------------------------------
                                                    Michael E. Campbell
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                             TITLE
                      ---------                                             -----
               /s/ MICHAEL E. CAMPBELL                   Chairman Of The Board, President, Chief
-----------------------------------------------------      Executive Officer and Director (Principal
                 Michael E. Campbell                       Executive Officer)

               /s/ RICHARD E. CAVANAGH                   Director
-----------------------------------------------------
                 Richard E. Cavanagh

             /s/ JOHN W. JOHNSTONE, JR.                  Director
-----------------------------------------------------
               John W. Johnstone, Jr.

                  JACK D. KUEHLER*                       Director
-----------------------------------------------------
                   Jack D. Kuehler

              H. WILLIAM LICHTENBERGER*                  Director
-----------------------------------------------------
              H. William Lichtenberger

                /s/ MICHAEL O. MAGDOL                    Director
-----------------------------------------------------
                  Michael O. Magdol

                /s/ JOHN P. SCHAEFER                     Director
-----------------------------------------------------
                  John P. Schaefer

                /s/ LOUIS S. MASSIMO                     Vice President and Chief Financial Officer
-----------------------------------------------------      (Principal Financial Officer)
                  Louis S. Massimo

               /s/ STEVEN C. GIULIANO                    Controller (Principal Accounting Officer)
-----------------------------------------------------
                 Steven C. Giuliano

*By: /s/  SARAH A. O'CONNOR
     -------------------------------
            Sarah A. O'Connor
            Attorney-in-fact

Date: March 12, 2001

                                 EXHIBIT INDEX

 3.1      Amended and Restated Articles of Incorporation of the
          Company -- Exhibit 3.1 to the Company's Current Report on
          Form 8-K, filed February 17, 1999.*
 3.2      Bylaws of the Company as amended January 27, 2000 -- Exhibit
          3.2 to the Company's Report on Form 10-K for the period ending December 31, 1999.*
 4.1      Specimen Common Share certificate -- Exhibit 4.1 to the
          Company's Registration Statement on Form 10, as amended.*
 4.2      Amended and Restated Articles of Incorporation of the
          Company (filed as Exhibit 3.1 hereto).
 4.3      Bylaws of the Company (filed as Exhibit 3.2 hereto).
 4.4(a)   Rights Agreement dated as of January 29, 1999 between the
          Company and ChaseMellon Shareholder Services, L.L.C., as
          Rights Agent -- Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.4(b) Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999-Exhibit 4 to the Company's
          Quarterly Report on Form 10-Q, for the period ending June
          30, 1999.*
 4.5      Form of Rights Certificate (attached as Exhibit B to the
          Rights Agreement filed as Exhibit 4.4(a) hereto).*
 4.6(a) 364-Day Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.1 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
 4.6(b)   Extension Agreement, dated as of January 24, 2001, among the
          Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication
          Agent, Wachovia Bank, N.A., as Documentation Agent and The
          Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement.
 4.7(a) Five-year Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.2 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
 4.7(b) Revolving Credit Agreement, dated as of July 5, 2000, among the Company, Arch Chemicals UK Holdings Limited, the Lenders
          Party thereto and The Chase Manhattan Bank, as
          Administrative Agent, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Bank of America,
          N.A., as Assignee, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Wachovia Bank, N.A., as Assignee -- Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.*
10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin -- Exhibit 2 to the Company's
          Current Report on Form 8-K, filed February 17, 1999.*
10.2 Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*

---------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.3      Covenant Not To Compete Agreement, dated as of February 8,
          1999, between the Company and Olin -- Exhibit 10.3 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.4      Form of Employee Benefits Allocation Agreement between the
          Company and Olin -- Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.5 Form of Intellectual Property Transfer and License Agreement between the Company and Olin -- Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
10.6      Form of Sublease between the Company and Olin -- Exhibit
          10.5 to the Company's Registration Statement on Form 10, as amended.*
10.7      Form of Trade Name License Agreement between the Company and
          Olin -- Exhibit 10.11 to the Company's Registration
          Statement on Form 10, as amended.*
10.8(a) Transition Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.8(b)   Amendment to Transition Services Agreement, dated as of
          December 29, 1999, between the Company and Olin -- Exhibit
          10.8(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 1999.*
10.9 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.10 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.11(a)  Information Technology Services Agreement, dated as of
          February 8, 1999, between the Company and Olin -- Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
10.11(b)  Amendment to Information Technology Agreement, dated as of
          February 15, 2000, by and between the Company and Olin -- Exhibit 10.1 to Company's Quarterly Report on Form
          10-Q, for the period ending June 30, 2000.*
10.12     Form of Executive Agreement -- Exhibit 10.12 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1999.*
10.13     1999 Stock Plan for Non-employee Directors, as amended
          January 1, 2000 -- Exhibit 10.13 to Company's Annual Report on 10-K for period ending December 31, 1999.*
10.14 1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000.
10.15 Supplemental Contributing Employee Ownership Plan, as amended through March 1, 2001.
10.16     Supplementary and Deferral Benefit Pension Plan, as amended
          July 29, 1999 -- Exhibit 10.16 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.17     Senior Executive Pension Plan, as amended July 29,
          1999 -- Exhibit 10.17 to the Company's Annual Report on Form
          10-K for the period ending December 31, 1999.*
10.18     Employee Deferral Plan -- Exhibit 10.18 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 1998.*
10.19     Key Executive Death Benefits -- Exhibit 10.19 to the
          Company's Registration Statement on Form 10, as amended.*

---------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.20 Form of Endorsement Split Dollar Agreement -- Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*
10.21     Arch Chemicals, Inc. Annual Incentive Plan, as amended
          December 9, 1999 and April 27, 2000.
10.22     Senior Management Incentive Compensation Plan as amended
          January 27, 2000 -- Exhibit 10.22 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
21.       List of Subsidiaries.
23.       Consent of KPMG LLP, dated March 9, 2001.
24.       Power of Attorney.

---------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.