Form 10-Q
period 2001-03-31
ARCH CHEMICALS INC
filed 2001-05-15
CIK 1072343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________


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

As of April 30, 2001, there were 22,183,572 outstanding shares of the registrant's common stock.

                              ARCH CHEMICALS, INC.

                                     INDEX
                                     -----

                                                                   Page Numbers
                                                                   ------------

PART I.  FINANCIAL INFORMATION:
         ---------------------

Item 1.  Financial Statements..........................................   2

         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.........................................   2

         Condensed Consolidated Statements of Income for the three
         months ended March 31, 2001 and 2000..........................   3

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2001 and 2000..........................   4

         Notes to Condensed Consolidated Financial Statements..........  5-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................... 11-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   17


PART II. OTHER INFORMATION:
         -----------------

Item 6.  Exhibits and Reports on Form 8-K...............................  18

Signatures..............................................................  19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              ARCH CHEMICALS, INC.
                     Condensed Consolidated Balance Sheets
                    (In millions, except per share amounts)

                                                      Unaudited
                                                      March 31,    December 31,
                                                        2001          2000
                                                        ----          ----
                          ASSETS
                          ------
Current assets:
 Cash and cash equivalents                           $   10.9       $   19.1
 Accounts receivable, net                               236.2          212.7
 Inventories, net                                       156.9          164.7
 Other current assets                                    40.9           39.2
 Assets held for sale                                    77.8           80.1
                                                     --------       --------
  Total current assets                                  522.7          515.8
Investments and advances - affiliated
 companies at equity                                     32.1           32.6
Property, plant and equipment, net                      325.6          330.8
Goodwill                                                172.4          172.8
Other assets                                             19.7           21.6
                                                     --------       --------
  Total assets                                       $1,072.5       $1,073.6
                                                     ========       ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
 Short-term borrowings                               $  249.5       $   95.8
 Accounts payable                                       114.3          143.5
 Accrued liabilities                                     95.6          104.2
                                                     --------       --------
  Total current liabilities                             459.4          343.5
Long-term debt                                          129.1          247.6
Other liabilities                                        67.3           62.7
Commitments and contingencies
Shareholders' equity:
 Common stock, par value $1 per share,
  Authorized 100.0 shares:
  22.2 shares issued and outstanding
   in 2001 (22.1 in 2000)                                22.2           22.1
 Additional paid-in capital                             423.8          423.3
 Retained earnings                                       11.0            6.5
 Accumulated other comprehensive loss                   (40.3)         (32.1)
                                                     --------       --------
  Total shareholders' equity                            416.7          419.8
                                                     --------       --------
 Total liabilities and shareholders' equity          $1,072.5       $1,073.6
                                                     ========       ========



  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                     (In millions, except per share amounts)


                                                                          Three Months
                                                                         Ended March 31,
                                                                    2001                2000
                                                                  -------             -------
Sales                                                             $ 255.6             $ 228.7
Cost of goods sold                                                  182.4               164.5
Selling and administration                                           45.6                39.0
Amortization of intangibles                                           2.5                 1.1
Research and development                                              6.4                 4.0
Restructuring charge                                                  0.8                   -
Equity in (earnings) of affiliated companies                         (1.2)               (1.9)
                                                                  -------             -------
  Income before interest and taxes and
    cumulative effect of accounting change                           19.1                22.0
Interest expense                                                      5.5                 2.6
Interest income                                                       0.1                 0.1
                                                                  -------             -------
  Income before taxes and cumulative
    effect of accounting change                                      13.7                19.5
Income tax expense                                                    4.6                 6.6
                                                                  -------             -------
  Income before cumulative effect of accounting change                9.1                12.9
Cumulative effect of accounting change, net of tax                   (0.2)                  -
                                                                  -------             -------
  Net income                                                      $   8.9             $  12.9
                                                                  =======             =======

Basic and diluted earnings per common share:


  Before cumulative effect of accounting change                   $  0.41             $  0.57
  Cumulative effect of accounting change                            (0.01)                  -
                                                                  -------             -------
  Basic and diluted earnings per common share                     $  0.40             $  0.57
                                                                  =======             =======

Weighted average common shares outstanding:

  Basic                                                              22.3                22.4
                                                                  =======             =======
  Diluted                                                            22.3                22.5
                                                                  =======             =======

Dividends declared per share                                      $  0.20             $  0.20
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

                              ARCH CHEMICALS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                                    Three Months
                                                                   Ended March 31,
                                                                   2001       2000
                                                                   ----       ----
Operating activities
--------------------
Net income                                                        $ 8.9       $12.9
Adjustments to reconcile net income to net cash and
  cash equivalents provided (used) by operating activities
    net of business acquired:
  Equity in earnings of affiliates                                 (1.2)       (1.9)
  Depreciation                                                     12.9        11.5
  Amortization of intangibles                                       2.5         1.1
  Deferred taxes                                                    0.1         0.1
  Deferred income                                                     -        (2.4)
  Restructuring charge                                             (7.0)          -
  Changes in assets and liabilities:
    Receivables                                                   (26.3)      (46.8)
    Inventories                                                     6.5        (2.3)
    Other current assets                                           (1.8)       (0.5)
    Accounts payable and accrued liabilities                      (27.6)       (5.9)
    Noncurrent liabilities                                          1.8         3.6
Other operating activities                                          0.7        (2.1)
                                                                  -----       -----
    Net operating activities from continuing operations           (30.5)      (32.7)
Change in net assets held for sale                                  2.3           -
                                                                  -----       -----

  Net operating activities                                        (28.2)      (32.7)
                                                                  -----       -----

Investing activities
--------------------
Capital expenditures                                               (8.7)      (11.3)
Business acquired in purchase transaction                          (2.0)          -
Disposition of property, plant and equipment                          -         6.3
Other investing activities                                         (0.2)       (0.5)
                                                                  -----       -----
  Net investing activities                                        (10.9)       (5.5)
                                                                  -----       -----

Financing activities
--------------------
Long-term debt repayments                                          (0.3)       (1.7)
Short-term debt borrowings                                         35.1        47.2
Dividends paid                                                     (4.4)       (4.5)
Purchases of Arch common stock                                        -        (7.7)
Other financing activities                                          0.9         0.1
                                                                  -----       -----

  Net financing activities                                         31.3        33.4
                                                                  -----       -----

Effect of exchange rate changes on cash and cash equivalents       (0.4)       (0.1)
                                                                  -----       -----

  Net decrease in cash and cash equivalents                        (8.2)       (4.9)
Cash and cash equivalents, beginning of year                       19.1        12.1
                                                                  -----       -----

Cash and cash equivalents, end of period                          $10.9       $ 7.2
                                                                  =====       =====

Supplemental cash flow information:
Taxes paid, net                                                   $ 1.4       $ 1.1
                                                                  =====       =====
Interest paid                                                     $ 6.6       $ 1.9
                                                                  =====       =====


  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


Basis of Presentation

      These condensed financial statements have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2000. The Company's HTH water products segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products segment for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year.

      Reclassifications of prior-year data have been made, where appropriate, to conform to the 2001 presentation, including Sales and Cost of Goods Sold, which were restated to reflect the adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," during the fourth quarter of 2000.

Inventories

                                             March 31,             December 31,
                                               2001                    2000
                                         -----------------      ----------------
       Raw materials and supplies             $ 51.2                  $ 65.0
       Work in process                          22.7                    23.0
       Finished goods                          134.5                   128.8
                                         -----------------      ----------------
       Inventories, gross                      208.4                   216.8
       LIFO reserve                            (51.5)                  (52.1)
                                         -----------------      ----------------
       Inventories, net                       $156.9                  $164.7
                                         =================      ================

      Approximately half of the Company's inventories are valued by the dollar value last-in, first-out ("LIFO") method of inventory accounting. Costs for other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2001, reflect certain estimates relating to inventory quantities and costs at December 31, 2001.

Assets Held For Sale

       Assets held for sale at March 31, 2001 include the Hickson organics division and certain land that the Company is in the process of divesting. The valuation of the Hickson organics division includes an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period. The Company expects to complete the sale no later than the third quarter of 2001. Net earnings (losses) of the Hickson organics division for the three months ended March 31, 2001 are not included in the Consolidated Statement of Income, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


The income associated with these assets held for sale for the three months ended March 31, 2001 was $1.3. Interest expense allocated to these assets was $1.6.

Earnings Per Share


      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

      A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                    2001                  2000
                                                                    ----                  ----
            Basic                                                   22.3                  22.4
            Common equivalent shares from stock options
              using the treasury stock method                        -                     0.1
                                                             ------------------    ------------------
            Diluted                                                 22.3                  22.5
                                                             ==================    ==================

     Stock options with exercise prices greater than the average market price of the Company's common stock were not included in the computation of diluted earnings per share.

Derivative Instruments and Hedging

      As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and the measurement of those instruments at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives which qualify for designation as cash flow hedges, the effective portion of the changes in fair value are recognized as part of other comprehensive income until the gain or loss is realized and is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings. Changes in fair value for other derivatives which do not qualify as a hedge for accounting purposes are recognized in current period earnings.

      The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2001. During the first quarter of 2001, a portion of the Company's foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Consolidated Balance Sheet.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


      In order to manage the risks associated with the changes in natural gas prices, the Company purchases futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expire on various dates through October 2002. These contracts have been recorded at fair value and are included in Other Current Assets on the accompanying Consolidated Balance Sheet. As of March 31, 2001 these derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.

      As of March 31, 2001, a portion of the Company's outstanding short-term borrowings is denominated in British pounds and has been designated since its inception as a hedge of the British pound net investment in the Hickson International PLC ("Hickson") organics division. Foreign currency translation adjustments during the three months ended March 31, 2001 include $1.3 related to this debt instrument.

      The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001. During the three months ended March 31, 2001, the Company recorded a loss of $0.2 in Other Comprehensive Income related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three months ended March 31, 2001, the Company recorded a net gain of $0.1 in Selling, General and Administrative expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts which has been excluded from the assessment of hedge effectiveness.

Comprehensive Income

      Comprehensive income includes the change in the cumulative translation adjustment and the change in the fair value of derivative financial instruments which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2001 and 2000 was $0.7 and $11.3, respectively, as follows:

                                                                   Three Months Ended
                                                                   ------------------
                                                                       March 31,
                                                                       ---------
                                                                  2001             2000
                                                                  ----             ----
Net income                                                        $8.9            $12.9

      Foreign currency translation adjustments                    (8.0)            (1.6)
      Unrealized loss on derivative instruments                   (0.2)              -
                                                              -----------       ----------
      Total other comprehensive (loss)                            (8.2)            (1.6)
                                                              -----------       ----------
Comprehensive income                                              $0.7            $11.3
                                                              ===========       ==========


      The unrealized losses on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)




Segment Information

      The Company has organized its segments around differences in products and services, which is how the Company manages its business. Segment operating income includes the equity in earnings of affiliated companies and excludes certain unallocated expenses of the corporate headquarters.

                                                                Three Months Ended
                                                                    March 31,
                                                                2001         2000
                                                               --------------------
                    Sales:
                       Microelectronic Materials                $ 54.8       $ 57.1
                       HTH Water Products                         59.0         73.7
                       Treatment Products                         61.2         23.0
                       Performance Products                       63.7         39.1
                       Other Specialty Products                   16.9         19.0
                       SPPI                                        -           16.8
                                                                ------       ------
                          Total Sales                           $255.6       $228.7
                                                                ======       ======


                    Operating Income (Loss):
                       Microelectronic Materials                $  3.9       $  1.6
                       HTH Water Products                          8.7         14.4
                       Treatment Products                          7.7          2.5
                       Performance Products                        0.7          5.2
                       Other Specialty Products                    0.4          1.3
                       SPPI                                        -            0.2
                       Corporate Unallocated                      (2.3)        (3.2)
                                                                ------       ------
                          Total Operating Income                $ 19.1       $ 22.0
                                                                ======       ======

                    Capital Spending:
                       Microelectronic Materials                $  1.4       $  4.0
                       HTH Water Products                          2.0          1.5
                       Treatment Products                          1.4          3.2
                       Performance Products                        2.7          1.3
                       Other Specialty Products                    1.2          1.3
                                                                ------       ------
                          Total Capital Spending                $  8.7       $ 11.3
                                                                ======       ======



Proforma Financial Information

      During 2000, the Company acquired Hickson and Brooks Industries and sold its subsidiary Superior Pool Products, Inc. The table below presents unaudited pro forma financial information in connection with the 2000 acquisitions and disposition as if they had occurred on January 1, 2000. This unaudited pro forma financial information reflects the preliminary allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the acquisition of Hickson. The estimate of fair values is preliminary, and is subject to change upon receipt of the final results of an appraisal of the fair value of the assets and liabilities of Hickson, as well as the identification of certain intangible assets. The final determination of these

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


fair values, anticipated no later than the third quarter of 2001, could result in purchase accounting adjustments, which may impact the Company's results of operations and financial position.

      The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions and disposition had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of the Company.

                                                       Three Months Ended
                                                         March 31, 2000
                                                    ------------------------
                 Sales                                      $275.1
                 Net income                                 $ 14.0
                 Diluted income per share                   $ 0.62


Restructuring Charge

      In 2000, the Company recorded a restructuring charge of $34.0 which included $8.9 of costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 related to the biocides business for the write-off of certain costs associated with the abandonment of construction of a facility in China, the completion of a consolidation study, and additional headcount reductions, and $11.0 related to headcount reductions at other businesses and corporate. Total headcount reductions affect approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13.

      During the quarter ended March 31, 2001, $8.0 was charged against the restructuring reserve and approximately 220 employees had been terminated. In addition, during the three months ended March 31, 2001, the Company incurred a charge and paid $0.8 consisting of retention payments made to employees as a result of the Company's restructuring of the process chemicals business. Cumulative charges against the reserve and employee terminations total $20.4 and approximately 300, respectively. At March 31, 2001, $13.6 of restructuring reserves were included in Accrued Liabilities in the Company's Consolidated Balance Sheet.

      The following table summarizes activity related to the restructuring costs:

                                                      Severance Costs  Asset Write-downs   Other Items      Total
                                                     ----------------------------------------------------------------
Provision                                                   $18.0             $11.0            $5.0            $34.0
2000 Activity:
   Payments                                                   1.4               -               -                1.4
   Utilized                                                    -               11.0             -               11.0
                                                            -----             -----            ----            -----
Balance at December 31, 2000                                 16.6               -               5.0             21.6
2001 Activity:
   Payments                                                   5.4               -               0.1              5.5
   Reclassification to Post-employment Liability              2.5               -               -                2.5
                                                            -----             -----           -----            -----
Balance at March 31, 2001                                   $ 8.7             $ -             $ 4.9            $13.6
                                                            =====             =====           =====            =====

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)




U.S. Government Contract

      On April 3, 2001 the Company announced it had agreed to a new contract with the United States Department of the Air Force to supply hydrazine-based propellant. It is a three-year contract with two one-year renewal options effective March 1, 2001. The contract principally consists of a fixed price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound of product adjusted annually for agreed-upon cost escalations.

Commitments and Contingencies

      In 1999, Olin Corporation ("Olin") and the Company entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites.

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

      There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the three months ended March 31, 2001.

      See the Company's Form 10-K for the year ended December 31, 2000 for additional information on the above items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview
--------

     In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company's HTH water products segment is seasonal in nature. Historically, approximately forty-five percent of the sales in the HTH water products business occur in the second quarter of the fiscal year, as sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes certain unallocated expenses of the corporate headquarters.

Results of Operations
---------------------

Consolidated

                                                                       Three Months
                                                                      Ended March 31,
                                                                     2001         2000
                                                                     ----         ----
                                                                 (In millions, except per
                                                                      share amounts)

                Sales                                              $255.6        $228.7
                Gross Margin                                         73.2          64.2
                Selling and Administration                           45.6          39.0
                Research and Development                              6.4           4.0
                Restructuring Charge                                  0.8             -
                Equity in (Earnings) of Affiliated Companies         (1.2)         (1.9)
                Interest Expense                                      5.5           2.6
                Cumulative Effect of Accounting Change               (0.2)            -
                Net Income                                            8.9          12.9
                EBITDA                                               34.1          32.2

                Basic and Diluted Income Per Share                 $ 0.40        $ 0.57
                Weighted Average Common Stock Outstanding:
                   Basic                                             22.3          22.4
                   Diluted                                           22.3          22.5


Three Months Ended March 31, 2001 Compared to 2000

     Sales increased 12%, or $27 million. The increase was due to the impact of the acquisitions of Hickson International PLC ("Hickson") and Brooks Industries personal care intermediates business ("Brooks") (approximately $61 million), partially offset by the divestiture of Superior Pool Products, Inc. ("SPPI") (approximately $17 million), and a 1% decrease in pricing and a 7% decrease in volumes. The decrease in pricing and volumes was primarily related to the HTH water products segment.

     Gross margin percentage was 28.6% and 28.1% for 2001 and 2000, respectively. The increase was due to the acquisitions and the disposition of a low margin business, and higher margins in the microelectronic materials segment due to the restructuring of the process chemicals business, partially offset by lower margins in the performance urethanes and organics business as a result of higher energy costs and the absence of income related to the BASF contract.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


     Selling and administration expenses as a percentage of sales increased to 17.8% in 2001 from 17.1% in 2000. Excluding the impact of the acquisitions and disposition in 2000, selling and administrative expenses decreased approximately $5 million. The decrease is primarily due to lower sales promotion and advertising expenses at HTH water products due to timing, and lower selling expenses associated with microelectronic materials.

     Research and development expenses increased primarily due to the inclusion of expenses related to Hickson and Brooks as well as higher expenditures associated with HTH water products and the photopolymers business.

     Restructuring charge consists of retention payments to employees associated with the restructuring of the process chemicals business announced in the fourth quarter of 2000.

     Equity in earnings of affiliated companies decreased $0.7 million due to lower profits from FUJIFILM Arch Co. Ltd., and Planar Solutions LLC due to expenses incurred in connection with the commercialization of new products, partially offset by profits from Koppers Arch Investments Pty Limited, which was acquired as part of Hickson.

     Interest expense was $5.5 million in 2001 compared to $2.6 million in 2000. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisition, as well as overall higher effective interest rates.

     The effective tax rate for the first quarter was 33% in 2001 and 34% in 2000.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $1.9 million due to the results of the Hickson and Brooks acquisitions and improved results from the microelectronics materials segment and biocides business, partially offset by the exclusion of SPPI results and lower results from the HTH water products segment and the performance urethanes and organics business.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138.
The adoption of SFAS 133 resulted in a cumulative pre-tax reduction to income of $0.4 million ($0.2 million after-tax).


     Second Quarter and Full Year Outlook

     The Company anticipates that earnings for the second quarter of 2001 will be in the $0.75 per share range compared to $0.91 per share reported in the second quarter of 2000, principally due to the slowing global economy and its adverse impact on the Company's customers' end markets, as well as significantly higher year-over-year energy costs. The improved performance expected in the Treatment and Other Specialty Products segments will be negated by lower year-over-year operating results principally from the HTH Water Products and Performance Products segments, as well as higher interest expense. For the full-year 2001, earnings per share are expected to be in the $1.75 range, which is approximately 6% higher than the $1.66 reported in 2000 and EBITDA is expected to be approximately $140 million. This forecast is dependent upon, among other things, improved economic conditions in the second half, with improvement to start in the third quarter and to strengthen in the fourth quarter. See also "Cautionary Statement under Federal Securities Laws."

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Microelectronic Materials

                                                                      Three Months
                                                                    Ended March 31,
                                                                     2001       2000
                                                                  --------    --------
                                                                      ($ in millions)

                   Results of Operations
                   Sales                                            $54.8      $57.1
                   Operating Income                                   3.9        1.6


   Three Months Ended March 31, 2001 Compared to 2000

     Sales decreased 4% principally due to lower process chemicals sales due to the exiting of certain unprofitable product lines as a result of the restructuring announced during the fourth quarter of 2000. Excluding process chemicals, sales were comparable. The segment reported significantly improved operating performance in 2001 compared to 2000 due to favorable raw material pricing and lower plant spending and selling and administrative expenses as the Company has begun to realize cost savings due to the restructuring of the process chemicals business. Cost savings related to the restructuring were partially offset by retention payments to employees. The restructuring is essentially complete except for the winding-down of orders for a few customers, which is expected to be completed no later than June 30, 2001.

HTH Water Products

                                                                        Three Months
                                                                       Ended March 31,
                                                                    2001            2000
                                                                -------------   -------------
                                                                       ($ in millions)
                   Results of Operations
                   HTH Water Products                                $59.0          $73.7
                   SPPI                                                -             16.8
                                                                -------------   -------------
                       Total Sales                                    59.0           90.5

                   HTH Water Products                                  8.7           14.4
                   SPPI                                                -              0.2
                                                                -------------   -------------
                       Total Operating Income                          8.7           14.6


   Three Months Ended March 31, 2001 Compared to 2000

     Sales decreased 35% and operating income decreased 40%. Excluding the results of SPPI, which was sold in 2000, sales and operating income decreased 20% and 40%, respectively. Sales decreased primarily due to lower branded (HTH(R)) and non-branded calcium hypochlorite volumes, lower branded trichlor (Pace(R)) volumes as well as lower pricing. The lower volumes were due to excess inventory from the 2000 pool season, unfavorable weather conditions and a consolidation of the Company's third-party distributor locations. Operating income decreased primarily due to the lower sales and, to a lesser extent, higher research and development costs, partially offset by lower sales promotion and advertising expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Treatment Products

                                                                      Three Months
                                                                    Ended March 31,
                                                                     2001       2000
                                                                   --------   --------
                                                                      ($ in millions)
                   Results of Operations
                   Sales                                            $61.2       $23.0
                   Operating Income                                   7.7         2.5


   Three Months Ended March 31, 2001 Compared to 2000

     Sales increased $38.2 million primarily due to the inclusion of sales associated with Hickson's wood protection business and Brooks' personal care intermediates business (approximately $36 million), and higher biocides sales. Biocides' sales were 9% higher due to increased volumes in most markets, principally driven by higher anti-dandruff sales and continued growth in marine antifoulant sales. Operating income increased significantly as a result of the acquisitions and higher biocides sales.

Performance Products

                                                                      Three Months
                                                                    Ended March 31,
                                                                     2001       2000
                                                                   --------   --------
                                                                      ($ in millions)
                   Results of Operations
                   Sales                                            $63.7       $39.1
                   Operating Income                                   0.7         5.2


   Three Months Ended March 31, 2001 Compared to 2000

     Sales increased $24.6 million due to the inclusion of sales associated with Hickson's coatings business (approximately $25 million), partially offset by slightly lower performance urethanes and organics sales. Performance urethanes and organics sales decreased 2% principally due to lower volumes of performance polyols and softness in the Latin America market, partially offset by higher pricing for performance polyols due to mix and higher volumes of glycol products. Operating income decreased significantly. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes and organics due to the lower sales, the absence of income ($2.4 million) related to the BASF contract, which was completed on December 31, 2000, and higher energy and manufacturing costs.

Other Specialty Products

                                                                      Three Months
                                                                    Ended March 31,
                                                                     2001       2000
                                                                   --------   --------
                                                                      ($ in millions)
                   Results of Operations
                   Sales                                            $16.9       $19.0
                   Operating Income                                   0.4         1.3

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


   Three Months Ended March 31, 2001 Compared to 2000

     Sales and operating income decreased 11% and 69%, respectively.

     Hydrazine sales were 17% lower due to lower hydrazine hydrate volumes as a result of reduced shipments in Asian markets where pricing was not advantageous, partially offset by higher hydrazine hydrate pricing in other markets and higher propellant revenues due to the new contract with the U.S. government. Operating income decreased due to unabsorbed costs due to a plant shutdown, partially offset by the effect of lower costs under the new U.S. government contract and lower selling and administrative expenses.

     Sulfuric acid sales decreased 5% due to lower volumes as a result of refineries operating at lower than capacity. Operating income was lower primarily due to the lower sales and higher energy costs.

Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                     2001       2000
                                                                                   ---------  ---------
                                                                                     ($ in millions)
                   Provided By (Used For)
                   Net Operating Activities from Continuing Operations               $(30.5)    $(32.7)
                   Capital Expenditures                                                (8.7)     (11.3)
                   Net Investing Activities                                           (10.9)      (5.5)
                   Net Financing Activities                                            31.3       33.4


   Three Months Ended March 31, 2001 Compared to 2000

     For the three months ended March 31, 2001, the decrease in cash flow used by net operating activities from continuing operations was attributable to the Company's focus on reducing investment in working capital partially offset by $7.0 million of payments related to the 2000 restructuring.

     Capital expenditures for the first three months of 2001 decreased significantly as compared to 2000 due to lower expenditures associated with the microelectronic materials segment and the timing of certain capital projects in the treatment products segment. Capital expenditures for 2001 are expected to be in the $65 million range.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 million in cash. In March 2000, the Company sold its building in Cheshire, Connecticut for cash proceeds of $6.3 million.

     On March 9, 2001, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $4.4 million during the first three months of 2001.

     Cash provided by financing activities in the first quarter of 2001 was slightly lower than the first quarter 2000 due to lower borrowing for working capital needs, partially offset by the absence of purchases of common stock in 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


     The Company has an unsecured $125 million revolving five-year credit facility ("Five-year Facility"), which expires in January 2004, an unsecured $125 million 364-day facility ("364-day Facility"), which expires in January 2002, and a $225 million revolving credit facility ("Acquisition Facility") which expires in March 2002 which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the "Credit Facilities"). It is the Company's intention to refinance the debt of the Acquisition Facility on a long-term basis. However, due to the maturity of the Acquisition Facility, all such borrowings thereunder have been classified as short-term. The Credit Facilities contain leverage and interest coverage ratio covenants, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the Credit Facilities and range from 0.125% to 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.325% to 1.15%. At March 31, 2001, the Company had approximately $106 million of available borrowings under the Credit Facilities. The Company believes that the Credit Facilities and cash provided by operations are adequate to satisfy its liquidity needs for the near future.

     On October 28, 1999, the Company's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through March 31, 2001, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended during 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business.

     The Company is pursuing the sale of the organics business and expects a transaction to be completed by September 2001. Proceeds from the sale are expected to be used to reduce debt levels.

     On April 26, 2001, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on June 8, 2001, to shareholders of record at the close of business on May 10, 2001.

Cautionary Statement under Federal Securities Laws
--------------------------------------------------

The information in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or even a slight recession in the U.S. or European economies in 2001; increases in interest rates; economic conditions in Asia; further strengthening of the U.S. dollar against the euro; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of stability, recovery or growth in the semiconductor industry; unfavorable court, arbitration or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at the customer's or company plants; unfavorable weather conditions for swimming pool use; the unsuccessful restructuring of the process chemicals business; the inability of the Company to sell the Hickson organics division at its desired price; and the unsuccessful integration of acquired businesses.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2001, the Company had forward contracts to sell foreign currencies with notional amounts of $11.6 million and forward contracts to buy foreign currencies with notional amounts of $16.2 million. The fair values of these forward contracts is included in Other Current Assets and Accrued Liabilities.

     Holding other variables constant, if there were a 10 percent adverse change in foreign currency exchange rates, the net effect on the Company's annual cash flows would be a decrease of between $1 million to $2 million, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The adoption of SFAS 133 may cause increased volatility in the Company's results of operations for interim periods in the future, if the Company changes its policies, or because some of the derivative instruments may not meet the requirements for hedge accounting.

     See the Company's Form 10-K for the year ended December 31, 2000 for additional information on the above items.

                              ARCH CHEMICALS, INC.
                           PART II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)  Exhibits required by Item 601 of Regulation S-K.


                None.


           (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                                        ARCH CHEMICALS, INC.
                                                        --------------------
                                                            (Registrant)



May 15, 2001                                     By:    Louis S. Massimo
                                                        ----------------------
                                                        Louis S. Massimo
                                                        Vice President and Chief
                                                         Financial Officer