Form 10-Q
period 2001-06-30
ARCH CHEMICALS INC
filed 2001-08-13
CIK 1072343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from____________ to______________


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


As of July 31, 2001, there were 22,184,343 outstanding shares of the registrant's common stock.

                              ARCH CHEMICALS, INC.

                                      INDEX
                                      -----


                                                                                                          Page Numbers
                                                                                                          -------------

PART I.       FINANCIAL INFORMATION
              ---------------------
Item 1.       Financial Statements...............................................................                2

              Condensed Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000..............................................................                2

              Condensed Consolidated Statements of Income for the six
              months ended June 30, 2001 and 2000................................................                3

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 2001 and 2000................................................                4

              Notes to Condensed Consolidated Financial Statements...............................           5 - 10

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................          11 - 18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................               19



PART II.      OTHER INFORMATION
              -----------------

Item 4.       Submission of Matters to a Vote of Security Holders................................              20

Item 6.       Exhibits and Reports on Form 8-K...................................................              20

              Signatures.........................................................................              21


PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements


                              ARCH CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                     (In millions, except per share amounts)


                                                                                                Unaudited
                                                                                                 June 30,            December 31,
                                                                                                  2001                    2000
                                                                                                  ----                    ----
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents                                                                 $      7.6               $    19.1
   Accounts receivable, net                                                                       230.6                   212.7
   Inventories, net                                                                               137.5                   164.7
   Other current assets                                                                            34.7                    39.2
   Assets held for sale                                                                            67.2                    80.1
                                                                                             ----------               ---------
     Total current assets                                                                         477.6                   515.8
Investments and advances - affiliated companies at equity                                          27.6                    32.6
Property, plant and equipment, net                                                                321.8                   330.8
Goodwill                                                                                          177.2                   172.8
Other assets                                                                                       21.5                    21.6
                                                                                             ----------               --- -----
   Total assets                                                                              $  1,025.7               $ 1,073.6
                                                                                             ==========               =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
   Short-term borrowings                                                                     $    218.0                  $ 95.8
   Accounts payable                                                                               119.7                   143.5
   Accrued liabilities                                                                             83.4                   104.2
                                                                                             ----------               ---------
     Total current liabilities                                                                    421.1                   343.5
Long-term debt                                                                                    113.7                   247.6
Other liabilities                                                                                  71.2                    62.7
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share, Authorized 100.0 shares:
      22.2 shares issued and outstanding in 2001 (22.1 in 2000)                                    22.2                    22.1
   Additional paid-in capital                                                                     424.1                   423.3
   Retained earnings                                                                               20.0                     6.5
   Accumulated other comprehensive loss                                                           (46.6)                  (32.1)
                                                                                             ----------               ---------
      Total shareholders' equity                                                                  419.7                   419.8
                                                                                             ----------               ---------
    Total liabilities and shareholders' equity                                               $  1,025.7               $ 1,073.6
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



                                                       ARCH CHEMICALS, INC.
                                            Condensed Consolidated Statements of Income
                                                            (Unaudited)
                                              (In millions, except per share amounts)



                                                                     Three Months           Six Months
                                                                     Ended June 30,        Ended June 30,
                                                                  2001        2000      2001         2000
                                                                  ----        ----      ----         ----

Sales                                                           $ 284.9     $ 282.1    $ 540.5     $ 510.8
Cost of goods sold                                                195.0       202.3      377.4       366.8
Selling and administration                                         56.5        43.2      102.1        82.2
Amortization of intangibles                                         2.5         1.2        5.0         2.3
Research and development                                            6.0         3.7       12.4         7.7
Restructuring                                                      (0.2)          -        0.6           -
Equity in (earnings) of affiliated companies                       (0.1)       (1.7)      (1.3)       (3.6)
                                                                -------     --------   -------     -------
   Income before interest and taxes and
      cumulative effect of accounting change                       25.2        33.4       44.3        55.4
Interest expense                                                    5.3         3.0       10.8         5.6
Interest income                                                     0.3         0.1        0.4         0.2
                                                                -------     --------   -------     -------
   Income before taxes and cumulative
      effect of accounting change                                  20.2        30.5       33.9        50.0
Income tax expense                                                  6.7        10.4       11.3        17.0
                                                                -------     -------    -------     -------
   Income before cumulative effect of accounting change            13.5        20.1       22.6        33.0
Cumulative effect of accounting change, net of tax                   -           -        (0.2)         -
                                                                -------     --------   -------     -------
   Net income                                                   $  13.5     $  20.1    $  22.4     $  33.0
                                                                =======     =======    =======     =======

Basic income per common share:
   Before cumulative effect of accounting change                 $ 0.60     $  0.91    $  1.02     $  1.48
   Cumulative effect of accounting change                            -           -       (0.01)         -
                                                                -------     --------   -------     -------
   Basic income per common share                                $  0.60     $  0.91    $  1.01     $  1.48
                                                                =======     =======    =======     =======

Diluted income per common share:
  Before cumulative effect of accounting change                 $  0.60     $  0.91    $  1.01     $  1.48
  Cumulative effect of accounting change                             -           -       (0.01)         -
                                                                -------     --------   -------     -------
Diluted income per common share                                 $  0.60     $  0.91    $  1.00     $  1.48
                                                                =======     =======    =======     =======

Weighted average common shares outstanding:
   Basic                                                           22.3        22.2       22.3        22.3
                                                                =======     =======      =====     =======
   Diluted                                                         22.4        22.2       22.3        22.4
                                                                =======     =======      =====     =======

Dividends declared per share                                    $  0.20     $  0.20     $ 0.40     $  0.40
                                                                =======     =======    =======     =======


      The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)



                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                   2001             2000
                                                                                   ----             ----
Operating activities
----------------------
Net income                                                                      $ 22.4            $ 33.0
Adjustments to reconcile net income to net cash and
  cash equivalents provided (used) by operating activities
      net of business acquired:
    Equity in earnings of affiliates                                              (1.3)             (3.6)
    Depreciation                                                                  24.3              23.1
    Amortization of intangibles                                                    5.0               2.3
    Deferred taxes                                                                 4.1                 -
    Deferred income                                                                  -              (4.8)
    Restructuring payments                                                       (11.1)                -
    Changes in assets and liabilities:
        Receivables                                                              (23.6)            (58.2)
        Inventories                                                               24.0              15.8
        Other current assets                                                       0.4               0.3
        Accounts payable and accrued liabilities                                 (27.8)             (1.1)
        Noncurrent liabilities                                                     6.9               4.8
Other operating activities                                                         0.8              (3.2)
                                                                                 -----              ----
        Net operating activities from continuing operations                       24.1               8.4
Change in net assets held for sale                                                 4.4                 -
                                                                                 -----              ----

  Net operating activities                                                        28.5               8.4
                                                                                 -----              ----

Investing activities
----------------------
Capital expenditures                                                             (18.8)            (26.1)
Business acquired in purchase transaction                                         (2.0)                -
Disposition of property, plant and equipment                                         -               6.3
Investments and advances - affiliated companies at equity                            -              (3.4)
Other investing activities                                                        (0.1)             (0.3)
                                                                                 -----             -----

  Net investing activities                                                       (20.9)            (23.5)
                                                                                 -----             -----

Financing activities
----------------------
Long-term debt repayments, net                                                   (13.6)             (1.7)
Short-term debt borrowings, net                                                    3.5              29.2
Dividends paid                                                                    (8.9)             (8.9)
Purchases of Arch common stock                                                       -              (9.5)
Other financing activities                                                         1.5               0.4
                                                                                 -----              ----

  Net financing activities                                                       (17.5)              9.5
                                                                                 -----              ----

Effect of exchange rate changes on cash and cash equivalents                      (1.6)             (0.2)
                                                                                 -----             -----

  Net decrease in cash and cash equivalents                                      (11.5)             (5.8)
Cash and cash equivalents, beginning of year                                      19.1              12.1
                                                                                 -----             -----

Cash and cash equivalents, end of period                                        $  7.6             $ 6.3
                                                                                ======             =====

Supplemental cash flow information
-----------------------------------
Taxes paid, net                                                                 $  8.0             $11.8
                                                                                ======             =====
Interest paid                                                                   $ 14.9             $ 4.2
                                                                                ======             =====



  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)



Basis of Presentation

      These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2000. The Company's HTH water products segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products segment for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year.

      Reclassifications of prior-year data have been made, where appropriate, to conform to the 2001 presentation, including Sales and Cost of Goods Sold, which were restated to reflect the adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," during the fourth quarter of 2000.

Inventories




                                                                 June 30,              December 31,
                                                                   2001                    2000
                                                              -----------------      -------------------

             Raw materials and supplies                         $    46.3                  $ 65.0
             Work in process                                         26.3                    23.0
             Finished goods                                         114.8                   128.8
                                                              -----------------      -------------------
             Inventories, gross                                     187.4                   216.8
             LIFO reserve                                           (49.9)                  (52.1)
                                                              -----------------      -------------------
             Inventories, net                                      $137.5                  $164.7
                                                              =================      ===================



      Approximately half of the Company's inventories are valued by the dollar value last-in, first-out ("LIFO") method of inventory accounting. Costs for other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2001, reflect certain estimates relating to inventory quantities and costs at December 31, 2001.

Assets Held For Sale

       Assets held for sale at June 30, 2001 include the Hickson organics division and certain land that the Company is in the process of divesting. The valuation of the Hickson organics division includes an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period. Net earnings (losses) of the Hickson organics division for the three and six months ended June 30, 2001 are not included in the Condensed Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11. The results of operations associated with these assets held for sale for the three and six months ended June 30, 2001 was income of $0.1 and $1.4, respectively. In addition, interest expense allocated to these assets was $1.4 and $3.0 for the three and six months ended June 30, 2001. During the second quarter of 2001, the value assigned at the acquisition date to certain land included in assets held for sale was reduced by $6.6 and goodwill was adjusted accordingly.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)



       The Company continues to actively work on completing the sale of these assets by the end of the third quarter. However, due to current market conditions there is a reasonable likelihood that they may not be sold by such date. If the sale does not occur by the third quarter, the Company will be required to discontinue its current accounting and account for the results of this division similar to a discontinued operation in accordance with APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This is not expected to have a material effect on the Company's cash flows or results of continuing operations.

Earnings Per Share

      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

      A reconciliation of basic and diluted weighted average common shares outstanding is as follows (in millions):


                                                             Three Months             Six Months
                                                            Ended June 30,          Ended June 30,
                                                            --------------          --------------
                                                              2001      2000          2001     2000
                                                              ----      ----          ----     ----
            Basic                                             22.3     22.2          22.3     22.3
            Common equivalent shares from stock options
              using the treasury stock method                  0.1       -             -       0.1
                                                           -------- -------      --------  -------
            Diluted                                           22.4     22.2          22.3     22.4
                                                           ======== =======      ======== ========



     Stock options with exercise prices greater than the average market price of the Company's common stock were not included in the computation of diluted earnings per share.

Derivative Instruments and Hedging

      As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and the measurement of those instruments at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives which do not qualify as a hedge for accounting purposes are recognized in current period earnings.

      The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2001. During the three and six months ended June 30, 2001, the majority of the Company's foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)



      In order to manage the risks associated with the changes in natural gas prices, the Company purchases futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expire on various dates through April 2002. These contracts have been recorded at fair value and are included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2001, these derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.

      As of June 30, 2001, a portion of the Company's outstanding short-term borrowings is denominated in British pounds and has been designated since its inception as a hedge of the British pound net investment in the Hickson International PLC ("Hickson") organics division. Foreign currency translation adjustments during the three and six months ended June 30, 2001 include $0.7 and $2.0 related to this debt instrument.

      The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001. During the three and six months ended June 30, 2001, the Company recorded a net loss of $ 0.3 and $0.5, respectively in Other Comprehensive Loss related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three and six months ended June 30, 2001, the Company recorded a net loss of $1.4 and $1.3, respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness (principally natural gas futures contracts).

Comprehensive Income

      Comprehensive income includes the change in the cumulative translation adjustment and the change in the fair value of derivative financial instruments which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2001 and 2000 was as follows:





                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                                2001        2000        2001         2000
                                                                ----        ----        ----         ----

Net income                                                      $13.5       $ 20.1      $ 22.4      $ 33.0

      Foreign currency translation adjustments                   (6.0)        (2.0)      (14.0)       (3.6)
      Unrealized loss on derivative instruments                  (0.3)        -           (0.5)        -
                                                             -----------------------------------------------
      Total other comprehensive loss                             (6.3)        (2.0)      (14.5)       (3.6)
                                                             -----------------------------------------------
Comprehensive income                                           $  7.2       $ 18.1      $  7.9      $ 29.4
                                                             ===============================================

Accumulated Other Comprehensive Loss

      Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and six months ended June 30, 2001 are as follows:



                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                                2001        2000        2001         2000
                                                                ----        ----        ----         ----
Beginning balance of accumulated net unrealized gain
    (loss) on derivative instruments                           $ (0.2)      $  -        $  -        $  -
Net gain (loss) on cash flow hedges                              (0.4)                    (0.6)
Less reclassification adjustments                                 0.1          -           0.1         -
                                                             ----------------------------------------------
Ending balance of accumulated net unrealized gain
    (loss) on derivative instruments                           $ (0.5)      $  -         $(0.5)     $  -
                                                             ==============================================


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



                                                          Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                       ---------------------------------------------------
                                                           2001         2000          2001       2000
                                                       ---------------------------------------------------
                  Sales:
                     Microelectronic Materials           $  41.9      $  57.8        $  96.7    $ 114.9
                     HTH Water Products                     94.6        108.3          153.6      182.0
                     Treatment Products                     65.3         26.5          126.5       49.5
                     Performance Products                   61.7         41.8          125.4       80.9
                     Other Specialty Products               21.4         19.0           38.3       38.0
                     SPPI                                      -         28.7              -       45.5
                                                       ---------------------------------------------------
                        Total Sales                      $284.9        $282.1        $ 540.5     $510.8
                                                       ===================================================

                  Operating Income (Loss):
                     Microelectronic Materials          $  (1.4)     $    2.0      $    2.5    $    3.6
                     HTH Water Products                    10.7          22.0          19.4        36.4
                     Treatment Products                     9.4           2.3          17.1         4.8
                     Performance Products                   4.0           4.6           4.7         9.8
                     Other Specialty Products               4.2           3.5           4.6         4.8
                     SPPI                                   -             2.2              -        2.4
                     Corporate Unallocated                 (1.7)         (3.2)         (4.0)       (6.4)
                                                       ---------------------------------------------------
                        Total Operating Income          $  25.2       $  33.4       $  44.3     $  55.4
                                                       ===================================================

                  Capital Spending:
                     Microelectronic Materials         $    1.9      $    4.3      $    3.3    $    8.3
                     HTH Water Products                     2.4           2.6           4.4         4.1
                     Treatment Products                     1.5           5.0           2.9         8.2
                     Performance Products                   3.6           1.2           6.3         2.5
                     Other Specialty Products               0.7           1.7           1.9         3.0
                                                       ---------------------------------------------------
                        Total Capital Spending          $  10.1       $  14.8       $  18.8     $  26.1
                                                       ===================================================

Pro Forma Financial Information

      During 2000, the Company acquired Hickson and Brooks Industries and sold its subsidiary Superior Pool Products, Inc. The table below presents unaudited pro forma financial information in connection with the 2000 acquisitions and disposition as if they had occurred on January 1, 2000. This unaudited pro forma financial information reflects the preliminary allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the acquisition of Hickson. The estimate of fair values is preliminary, and is subject to change upon receipt of the final results of an appraisal of the fair value of the assets and liabilities of Hickson, as well as the identification of certain intangible assets. The final determination of these fair values, anticipated no later than the third quarter of 2001, could result in purchase accounting adjustments, which may impact the Company's results of operations and financial position.

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




                                                                  Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                                         2000                   2000
                                                                  -------------------     -----------------

                      Sales                                            $323.1                  $598.1
                      Net income                                       $ 21.0                  $ 35.0
                      Diluted income per share                         $ 0.94                  $ 1.56




Restructuring Charge

      In 2000, the Company recorded a restructuring charge of $34.0, which included $8.9 of costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 related to the biocides business for the write-off of certain costs associated with the abandonment of construction of a facility in China, the completion of a consolidation study and additional headcount reductions, and $11.0 related to headcount reductions at other businesses and corporate. Total headcount reductions affect approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13.

      During the six months ended June 30, 2001, $11.8 was charged against the restructuring reserve and approximately 230 employees had been terminated as of June 30, 2001. In addition, during the three months ended June 30, 2001, the Company recorded restructuring income of $0.2 for the reimbursement of certain severance costs which were previously recorded in the fourth quarter of 2000. For the six months ended June 30, 2001, restructuring also included a charge of $0.8 consisting of retention payments made to employees as a result of the Company's restructuring of the process chemicals business. Cumulative net charges against the reserve and employee terminations total $24.2 and approximately 320, respectively. At June 30, 2001, $9.8 of restructuring reserves was included in Accrued Liabilities in the Company's Condensed Consolidated Balance Sheet.

      The following table summarizes activity related to the restructuring costs:




                                                        Severance Costs  Asset Write-downs  Other Items       Total
                                                     ----------------------------------------------------------------
    Provision                                                 $18.0             $11.0          $5.0            $34.0
    2000 Activity:
       Payments                                                 1.4               -              -               1.4
       Utilized                                                  -               11.0            -              11.0
                                                             -------           ------          -----          ------
    Balance at December 31, 2000                               16.6               -             5.0             21.6
    2001 Activity:
       Payments                                                 8.3               -             1.0              9.3
       Reclassification to Post-employment Liability            2.5               -              -               2.5
                                                             -------           ------          -----          ------
    Balance at June 30, 2001                                 $  5.8            $  -            $4.0             $9.8
                                                             =======           ======          =====          ======



U.S. Government Contract

      On April 3, 2001 the Company announced it had agreed to a new contract with the United States Department of the Air Force to supply hydrazine-based propellant. It is a three-year contract with two one-year renewal options effective March 1, 2001. The contract principally consists of a fixed price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound of product, adjusted annually for agreed-upon cost escalations.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)



Commitments and Contingencies

      In 1999, Olin Corporation ("Olin") and the Company entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites, including a trial court judgment of approximately $8.5 plus interest, which was reversed on the successful appeal by the Company and remanded for a new trial on damages.

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

      There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the six months ended June 30, 2001.

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


Results of Operations
---------------------


Consolidated





                                                          Three Months            Six Months
                                                          Ended June 30,        Ended June 30,
                                                     ----------------------------------------------
                                                         2001        2000      2001        2000
                                                         -----       -----     ----        ----
                                                        (In millions, except per share amounts)

   Sales                                                $284.9     $282.1      $540.5     $510.8
                                                        ======     ======      ======     ======


   Gross Margin                                          $89.9      $79.8      $163.1     $144.0
   Selling and Administration                             56.5       43.2       102.1       82.2
   Amortization of Intangibles                             2.5        1.2         5.0        2.3
   Research and Development                                6.0        3.7        12.4        7.7
   Restructuring                                          (0.2)       -           0.6        -
   Equity in (Earnings) of Affiliated Companies           (0.1)      (1.7)       (1.3)      (3.6)
   Interest Expense, net                                   5.0        2.9        10.4        5.4
   Income Taxes                                            6.7       10.4        11.3       17.0
   Cumulative Effect of Accounting Change                    -          -       (0.2)          -
                                                     ---------  ---------  ----------  ---------
   Net Income                                          $  13.5     $ 20.1       $22.4      $33.0
                                                     =========  =========  ==========  =========
   Diluted Income Per Common Share                     $  0.60     $ 0.91       $1.00      $1.48
                                                     =========  =========  ==========  =========
   EBITDA                                              $  39.1     $ 43.8       $73.6      $76.0
                                                     =========  =========  ==========  =========





Three Months Ended June 30, 2001 Compared to 2000

     Sales increased 1%, or $2.8 million. The increase was due to the impact of the acquisitions of Hickson International PLC ("Hickson") and Brooks Industries personal care intermediates business ("Brooks") (approximately $65 million), partially offset by the divestiture of Superior Pool Products, Inc. ("SPPI") (approximately $29 million), and a decrease in volumes, primarily related to the HTH water products and microelectronic materials segments.

     Gross margin percentage was 31.6% and 28.3% for 2001 and 2000, respectively. The increase was due to the Hickson and Brooks acquisitions and the disposition of a low margin business (SPPI), and higher margins in the microelectronic materials segment due to the restructuring of the process chemicals business, partially offset by lower margins in the performance urethanes business as a result of higher energy costs and higher manufacturing costs due to lower contract manufacturing. The absence of income related to the BASF contract was essentially offset by the contract settlement gain related to the termination by Sunoco of its contract manufacturing agreement.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Selling and administration expenses as a percentage of sales increased to 19.8% in 2001 from 15.3% in 2000. Excluding the impact of the acquisitions and disposition in 2000, selling and administrative expenses increased in amount by approximately $2 million. The increase is primarily due to higher sales promotion and advertising expenses at HTH water products and unrealized losses principally related to natural gas futures contracts, partially offset by lower selling expenses associated with microelectronic materials.

     Research and development expenses increased $2.3 million primarily due to the inclusion of expenses related to Hickson and Brooks as well as higher expenditures associated with HTH water products segment and the photopolymers business.

     Restructuring consists of the reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000.

     Equity in earnings of affiliated companies decreased $1.6 million due to lower profits from FUJIFILM Arch Co. Ltd., and Planar Solutions, LLC expenses incurred in connection with the commercialization of new products, partially offset by profits from Koppers Arch Investments Pty Limited, which was acquired as part of Hickson.

     Interest expense, net was $5.0 million in 2001 compared to $2.9 million in 2000. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisitions, partially offset by overall lower effective interest rates and lower working capital borrowings.

     The effective tax rate for the second quarter was 33% in 2001 and 34% in 2000.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $4.7 million due to the exclusion of SPPI results and lower results from the HTH water products and microelectronics materials segments and the performance urethanes business, partially offset by the results of the Hickson and Brooks acquisitions and improved results from the biocides business.

     Six Months Ended June 30, 2001 Compared to 2000

     Sales increased 6%, or $29.7 million. The increase was due to the impact of the acquisitions of Hickson and Brooks (approximately $127 million), partially offset by the divestiture of SPPI (approximately $46 million) and a decrease in volumes, primarily in the HTH water products and microelectronic materials segments.

     Gross margin percentage was 30.2% and 28.2% for 2001 and 2000, respectively. The increase was due to the Hickson and Brooks acquisitions and the disposition of a low margin business (SPPI), and higher margins in the microelectronic materials segment due to the restructuring of the process chemical business, partially offset by lower margins in the performance urethanes business as a result of higher energy costs, the absence of income related to the BASF contract and higher manufacturing costs due to lower contract manufacturing, partially offset by the contract settlement gain related to the termination by Sunoco of its contract manufacturing agreement.

     Selling and administration expenses as a percentage of sales increased to 18.9% in 2001 from 16.1% in 2000. Excluding the impact of the acquisitions and disposition in 2000, selling and administrative expenses decreased approximately $3 million. The decrease is primarily due to lower selling expenses associated with microelectronic materials and lower corporate headquarters expenses, partially offset by unrealized losses principally related to natural gas futures contracts.

     Research and development expenses increased $4.7 million primarily due to the inclusion of expenses related to Hickson and Brooks as well as higher expenditures associated with HTH water products and the photopolymers business.

     Restructuring consists of retention payments to employees associated with the restructuring of the process chemicals business, offset by the reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Equity in earnings of affiliated companies decreased $2.3 million due to significantly lower profits from FUJIFILM Arch Co. Ltd., and Planar Solutions, LLC expenses incurred in connection with the commercialization of new products, partially offset by profits from Koppers Arch Investments Pty Limited, which was acquired as part of Hickson.

     Interest expense, net was $10.4 million in 2001 compared to $5.4 million in 2000. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisition, partially offset by overall lower effective interest rates and lower working capital borrowings.

     The effective tax rate for the six months ended June 30 was 33% in 2001 and 34% in 2000.

     EBITDA decreased $2.4 million due to the exclusion of SPPI's results and lower results from the HTH water products and microelectronics materials segments and the performance urethanes business, partially offset by the results of the Hickson and Brooks acquisitions and improved results from the biocides business.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. The adoption of SFAS 133 resulted in a cumulative pre-tax reduction to income of $0.4 million ($0.2 million after-tax).


     Third Quarter and Full Year Outlook

     The Company anticipates that results for the third quarter of 2001 will be in the range of a $0.10 loss per share to breakeven compared to income of $0.18 per share, excluding special items, reported in the third quarter of 2000. The decrease in expected results as compared to 2000 is due primarily to the slowing global economy and its adverse impact on the Company's customers' end markets, and a planned extended shutdown of the Company's HTH water products' production facility. For the full-year 2001, earnings per share are expected to be in the $1.00 to $1.25 range, as compared to $1.66 reported in 2000 and EBITDA is expected to be in the $115 to $125 million range. See also "Cautionary Statement under Federal Securities Laws" below.


Microelectronic Materials



                                                                      Three Months            Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                     2001       2000       2001       2000
                                                                     -----     -----       ----       ----
                                                                                  ($ in millions)

                   Results of Operations
                   Sales                                             $41.9      $57.8      $96.7     $114.9
                   Operating Income/(Loss)                            (1.4)       2.0        2.5        3.6



   Three Months Ended June 30, 2001 Compared to 2000

     Sales decreased 28% principally due to lower process chemicals sales due to the exiting of certain unprofitable product lines as a result of the restructuring announced during the fourth quarter of 2000. Photoresist and ancillary sales were approximately 20% lower due to lower volumes as a result of the downturn in the electronics industry.

     The operating loss as compared to operating income in the prior year was due to significantly lower profit from its joint venture FUJIFILM Arch Co. Ltd., Planar Solutions, LLC expenses incurred in connection with the commercialization of new products and the lower sales. These were partially offset by lower selling and administrative expenses and lower operating and depreciation expenses as a result of the restructuring of the process chemicals business.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

   Six Months Ended June 30, 2001 Compared to 2000

     Sales decreased 16% principally due to lower process chemicals sales due to the exiting of certain unprofitable product lines as a result of the restructuring announced during the fourth quarter of 2000. Excluding process chemicals, sales decreased 8% due to lower volumes as a result of the downturn in the electronics industry.

     The lower operating income as compared to the prior year was due to significantly lower profits from its joint venture FUJIFILM Arch Co. Ltd., Planar Solutions, LLC expenses incurred in connection with the commercialization of new products and the lower sales. These were partially offset by lower selling and administrative expenses and lower operating and depreciation expenses as a result of the restructuring of the process chemicals business, which is now complete.


HTH Water Products



                                                             Three Months          Six Months
                                                            Ended June 30,        Ended June 30,
                                                            2001       2000       2001      2000
                                                            ----       ----       ----      ----
                                                                     ($ in millions)
                   Results of Operations
                   HTH  Water Products                      $94.6   $108.3  $   153.6   $ 182.0
                   SPPI                                       -       28.7          -      45.5
                                                          ---------------------------------------
                       Total Sales                           94.6    137.0      153.6     227.5

                   HTH Water Products                        10.7     22.0       19.4      36.4
                   SPPI                                       -        2.2          -       2.4
                                                          ---------------------------------------
                       Total Operating Income                10.7     24.2       19.4      38.8



   Three Months Ended June 30, 2001 Compared to 2000

     Sales decreased 31% and operating income decreased 56%. Excluding the results of SPPI, which was sold in 2000, sales and operating income decreased 13% and 51%, respectively. Sales decreased primarily due to lower branded (HTH(R)) and non-branded calcium hypochlorite volumes, and lower branded trichlor (Pace(R)) volumes. The lower volumes were the results of lower mass merchant category sales, customer inventory destocking and a cooler start to the pool chemical season in the northeast and midwest U.S. markets. Operating income decreased primarily due to the lower sales, higher sales promotion and advertising expenses and higher research and development costs for new product development.

     Six Months Ended June 30, 2001 Compared to 2000

     Sales decreased 32% and operating income decreased 50%. Excluding the results of SPPI, which was sold in 2000, sales and operating income decreased 16% and 47%, respectively. Sales decreased primarily due to lower branded (HTH(R)) and non-branded calcium hypochlorite volumes, lower branded trichlor (Pace(R)) volumes as well as lower pricing. The lower volumes were due to excess inventory from the 2000 pool season, unfavorable weather conditions, a consolidation of the Company's third-party distributor locations and customer destocking. Operating income decreased primarily due to the lower sales and higher research and development costs for new product development.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Treatment Products




                                                                     Three Months             Six Months
                                                                    Ended June 30,          Ended June 30,
                                                                    2001        2000       2001       2000
                                                                    -----       ----       ----       ----
                                                                                  ($ in millions)
                   Results of Operations
                   Sales                                           $65.3       $26.5      $126.5      $49.5
                   Operating Income                                  9.4         2.3        17.1        4.8


   Three Months Ended June 30, 2001 Compared to 2000

     Sales increased $38.8 million due to the inclusion of sales associated with Hickson's wood protection business and Brooks' personal care intermediates business (approximately $39 million) and strong antidandruff sales. Industrial biocides' sales were 13% lower due to lower custom chemicals sales as a result of the discontinuance of certain product lines, partially offset by higher marine antifoulant paint sales. Operating income increased significantly as a result of the acquisitions, favorable product mix and lower manufacturing and selling costs.

   Six Months Ended June 30, 2001 Compared to 2000

     Sales increased $77.0 million primarily due to the inclusion of sales associated with Hickson's wood protection business and Brooks' personal care intermediates business (approximately $76 million). Higher antidandruff sales and continued growth in marine antifoulant paint sales were partially offset by lower custom chemicals sales as a result of the discontinuance of certain product lines. Operating income increased significantly as a result of the acquisitions, higher antidandruff and marine antifoulant paint sales and lower manufacturing and selling costs.


Performance Products




                                                                      Three Months            Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                     2001       2000       2001       2000
                                                                     -----      ----      -----      ----
                                                                                 ($ in millions)

                   Results of Operations
                   Sales                                            $61.7       $41.8     $125.4      $80.9
                   Operating Income                                   4.0         4.6        4.7        9.8




   Three Months Ended June 30, 2001 Compared to 2000

     Sales increased $19.9 million due to the inclusion of sales associated with Hickson's coatings business (approximately $26 million), partially offset by lower performance urethanes sales. Performance urethanes sales decreased 14% principally due to lower volumes of performance polyols and glycol products. The lower volumes were due to the dramatic slowdown in customer demand in the North American coatings, adhesives, sealants and elastomers markets and increased pressures from imports due to the strength of the U.S. dollar.

     Operating income decreased by 13%. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes due to the lower sales, higher energy costs and higher manufacturing costs due to lower contract manufacturing. The absence of income related to the BASF contract, which was completed on December 31, 2000, was essentially offset by a contract settlement gain related to the termination by Sunoco of its contract manufacturing agreement.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

  Six Months Ended June 30, 2001 Compared to 2000

     Sales increased $44.5 million due to the inclusion of sales associated with Hickson's coatings business (approximately $51 million), partially offset by lower performance urethanes sales. Performance urethanes sales decreased 8% principally due to lower volumes of performance polyols.

     Operating income decreased significantly. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes due to the lower sales, the absence of income related to the BASF contract which was completed on December 31, 2000, higher energy costs and higher manufacturing costs due to lower contract manufacturing. Lower operating results were partially offset by the contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco.

Other Specialty Products



                                                                      Three Months            Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                     2001       2000       2001       2000
                                                                     -----      ----   -   -----      ----
                                                                                   ($ in millions)
                   Results of Operations
                   Sales                                            $21.4       $19.0      $38.3      $38.0
                   Operating Income                                   4.2         3.5        4.6        4.8



   Three Months Ended June 30, 2001 Compared to 2000

     Sales and operating income increased 13% and 20%, respectively.

     Hydrazine sales were 12% higher as a result of higher propellant revenues associated with the new contract with the U.S. government and higher hydrazine hydrate pricing, partially offset by reduced shipments in Asian markets where pricing was not advantageous. Operating income increased due to higher sales and lower selling and administrative expenses, partially offset by unfavorable fixed costs absorption, higher energy costs and unrealized losses related to natural gas futures contracts.

     Sulfuric acid sales increased 13% as a result of higher pricing. Operating income was higher primarily due to the higher sales.

   Six Months Ended June 30, 2001 Compared to 2000

     Sales increased 1% and operating income decreased 4%, respectively.

     Hydrazine sales were 3% lower due to lower hydrazine hydrate volumes as a result of reduced shipments in Asian markets where pricing was not advantageous, partially offset by higher hydrazine hydrate pricing in other markets and higher propellant revenues associated with the new contract with the U.S. government. Operating income decreased due to unabsorbed costs due to a plant shutdown in the first quarter of 2001, higher energy costs and unrealized losses related to natural gas futures contracts, partially offset by lower selling and administrative expenses.

     Sulfuric acid sales increased 5% due to higher pricing. Operating income was higher primarily due to higher sales, partially offset by higher energy costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data



                                                                              Six Months
                                                                            Ended June 30,
                                                                            2001     2000
                                                                            ----     ----
                                                                           ($ in millions)

                   Provided By (Used For)
                   Net Operating Activities from Continuing Operations      $ 24.1   $8.4
                   Capital Expenditures                                      (18.8) (26.1)
                   Net Investing Activities                                  (20.9) (23.5)
                   Net Financing Activities                                  (17.5)   9.5

   Six Months Ended June 30, 2001 Compared to 2000

     For the six months ended June 30, 2001, the increase in cash flow provided by net operating activities from continuing operations was attributable to the Company's focus on reducing investment in working capital partially offset by $11.1 million of payments related to the 2000 restructuring.

     Capital expenditures for the first six months of 2001 decreased significantly as compared to 2000 due to lower expenditures associated with the microelectronic materials and treatment products segments. Capital expenditures for 2001 are expected to be in the $50 to $55 million range.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 million in cash.

     In April 2000, the Company formed Planar Solutions, LLC to produce and market chemical mechanical planarization slurry products. The Company contributed cash of approximately $3.4 million and intellectual property to the venture. In March 2000, the Company sold its building in Cheshire, Connecticut for cash proceeds of $6.3 million.

     On March 9, 2001 and June 8, 2001, the Company paid quarterly dividends of $0.20 on each share of common stock. Total dividends paid to shareholders were $8.9 million during the first six months of 2001.

     Cash used by financing activities in the first half of 2001 as compared to cash provided by financing activities in the first half of 2000 was due to lower borrowing for working capital needs which resulted in the paydown of debt, partially offset by the absence of purchases of common stock in 2001.

     The Company has an unsecured $125 million revolving five-year credit facility ("Five-year Facility"), which expires in January 2004, an unsecured $125 million 364-day facility ("364-day Facility"), which expires in January 2002, and a $225 million revolving credit facility ("Acquisition Facility"), which expires in March 2002, which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively, the "Credit Facilities"). It is the Company's intention to refinance the debt of the Acquisition Facility on a long-term basis. However, due to the maturity of the Acquisition Facility, all such borrowings thereunder have been classified as short-term. The Credit Facilities contain leverage and interest coverage ratio covenants, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the Credit Facilities and range from 0.125% to 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.325% to 1.15%. At June 30, 2001, the Company had approximately $151 million of available borrowings under the Credit Facilities. The Company believes that the Credit Facilities and cash provided by operations are adequate to satisfy its liquidity needs for the near future.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     On October 28, 1999, the Company's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through June 30, 2001, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended in 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business.

     The Company is pursuing the sale of the organics business by the end of the third quarter of 2001. However, due to current market conditions there is a reasonable likelihood that the assets may not be sold by such date. Proceeds from the sale are expected to be used to reduce debt levels.

     On July 26, 2001, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on September 7, 2001, to shareholders of record at the close of business on August 9, 2001.


New Accounting Standard
-----------------------

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect this statement will have on its financial position and results of operations.


Cautionary Statement under Federal Securities Laws
--------------------------------------------------

     The information in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, except as required by law, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. or European economies; increases in interest rates; economic conditions in Asia; strengthening of the U.S. dollar against the euro; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; continued slowdown or lack of recovery in the semiconductor industry; unfavorable court, arbitration or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at the customer's or company plants; unfavorable weather conditions for swimming pool use; the unsuccessful restructuring of the process chemicals business; gains or losses on derivative instruments; the inability of the Company to sell the Hickson organics division at its desired price; and the unsuccessful integration of acquired businesses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2001, the Company had forward contracts to sell foreign currencies with notional amounts of $6.4 million and forward contracts to buy foreign currencies with notional amounts of $8.5 million. The fair values of these forward contracts is included in Other Current Assets and Accrued Liabilities.

     Holding other variables constant, if there were a 10 percent adverse change in foreign currency exchange rates, the net effect on the Company's annual cash flows would be a decrease of between $1 million to $2 million, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company's results of operations for interim periods in the future, if the Company changes its policies, or because some of the derivative instruments may not meet the requirements for hedge accounting.

     The Company is exposed to commodity price risk as it relates to natural gas, utilized at certain manufacturing sites, which is subject to price volatility. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At June 30, 2001, the Company had forward contracts to purchase natural gas with notional amounts of $3.9 million. The fair value of these contracts is included in Accrued Liabilities. A 10 percent change in the forward price of natural gas would increase or decrease the fair value of these forward contracts by approximately $0.3 million.

     See the Company's Form 10-K for the year ended December 31, 2000 for additional information on the above items.

                              ARCH CHEMICALS, INC.
                           PART II. OTHER INFORMATION



Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           The Company held its Annual Meeting of Shareholders on April 26, 2001. Of the 22,158,963 shares of Common Stock entitled to vote at such meeting, at least 20,389,956 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Richard E. Cavanagh and Michael O. Magdol as Class II directors each with a term expiring in 2004. Votes cast for and votes withheld in the election of Directors were as follows:
                                                FOR           WITHHELD
                                                ---           --------
                  Richard E. Cavanagh       20,024,846         365,110
                  Michael O. Magdol         20,025,168         364,788

                  There were no abstentions or broker nonvotes.

            The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Company for 2001. Voting for the resolution ratifying the appointment were 19,968,944 shares. Voting against were 297,208 shares. Abstaining were 123,804 shares. There were no broker nonvotes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

           (a)  Exhibits required by Item 601 of Regulation S-K.


           None.


           (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

                                    ARCH CHEMICALS, INC.
                                    --------------------
                                       (Registrant)



      August 13, 2001               By:    Louis S. Massimo
                                           ------------------
                                           Louis S. Massimo
                                           Vice President and Chief
                                           Financial Officer