Form 10-Q
period 2001-09-30
ARCH CHEMICALS INC
filed 2001-11-14
CIK 1072343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from ________ to ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

As of October 31, 2001, there were 22,191,843 outstanding shares of the registrant's common stock.

                              ARCH CHEMICALS, INC.

                                      INDEX
                                      -----

                                                                          Page
                                                                         Numbers
                                                                         -------

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements                                                2

         Condensed Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000                                               2

         Condensed Consolidated Statements of Income for the three
         and nine months ended September 30, 2001 and 2000                   3

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000                            4

         Notes to Condensed Consolidated Financial Statements             5-10

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations                                           11-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         21



PART II. OTHER INFORMATION
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                   22

         Signatures                                                         23

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                              ARCH CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                     (In millions, except per share amounts)


                                                                       Unaudited
                                                                     September 30,  December 31,
                                                                         2001          2000
                                                                     -------------  ------------

                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents                                           $  7.5       $   19.1
   Accounts receivable, net                                             192.5          212.7
   Inventories, net                                                     125.3          164.7
   Other current assets                                                  31.3           39.2
   Assets held for sale                                                  58.2           80.1
                                                                       ------       --------
     Total current assets                                               414.8          515.8
Investments and advances - affiliated companies at equity                24.8           32.6
Property, plant and equipment, net                                      331.8          330.8
Goodwill                                                                133.3          172.8
Other intangibles                                                        63.1           10.5
Other assets                                                             12.4           11.1
                                                                       ------       --------
   Total assets                                                        $980.2       $1,073.6
                                                                       ======       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
   Short-term borrowings                                               $224.3       $   95.8
   Accounts payable                                                      95.6          143.5
   Accrued liabilities                                                   84.5          104.2
                                                                       ------       --------
     Total current liabilities                                          404.4          343.5
Long-term debt                                                           93.8          247.6
Other liabilities                                                        69.2           62.7
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share, Authorized 100.0 shares:
      22.2 shares issued and outstanding in 2001 (22.1 in 2000)          22.2           22.1
   Additional paid-in capital                                           424.1          423.3
   Retained earnings                                                      9.1            6.5
   Accumulated other comprehensive loss                                 (42.6)         (32.1)
                                                                       ------       --------
      Total shareholders' equity                                        412.8          419.8
                                                                       ------       --------
    Total liabilities and shareholders' equity                         $980.2       $1,073.6
                                                                       ======       ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                      ARCH CHEMICALS, INC.

           Condensed Consolidated Statements of Income
                           (Unaudited)

             (In millions, except per share amounts)

                                                                         Three Months                  Nine Months
                                                                      Ended September 30,          Ended September 30,
                                                                       2001          2000          2001          2000
                                                                     -------       -------       -------       -------
Sales                                                                $ 208.5       $ 208.9       $ 749.0       $ 719.7
Cost of goods sold                                                     156.6         156.3         534.0         523.1
Selling and administration                                              47.9          40.2         150.0         122.4
Amortization of intangibles                                              2.6           1.4           7.6           3.7
Research and development                                                 6.4           4.4          18.8          12.1
Equity in (earnings) of affiliated companies                            (0.9)         (2.3)         (2.2)         (5.9)
Special items:
   Restructuring                                                        --             7.5           0.6           7.5
   Other (gains) and losses                                              1.0          (8.4)          1.0          (8.4)
                                                                     -------       -------       -------       -------
   Income (loss) from continuing operations before interest,
      taxes and cumulative effect of accounting change                  (5.1)          9.8          39.2          65.2
Interest expense                                                         4.1           3.0          14.9           8.6
Interest income                                                          0.2           0.2           0.6           0.4
                                                                     -------       -------       -------       -------
      Income (loss) from continuing operations before taxes and
        cumulative effect of accounting change                          (9.0)          7.0          24.9          57.0
Income tax expense (benefit)                                            (2.3)          2.4           9.0          19.4
                                                                     -------       -------       -------       -------
   Income (loss) from continuing operations before cumulative
       effect of accounting change                                      (6.7)          4.6          15.9          37.6
Income from discontinued operations, net of tax                          0.2          --             0.2          --
Cumulative effect of accounting change, net of tax                      --            --            (0.2)         --
                                                                     -------       -------       -------       -------
   Net income (loss)                                                 $  (6.5)      $   4.6       $  15.9       $  37.6
                                                                     =======       =======       =======       =======

Basic income (loss) per common share:
   Continuing operations before cumulative effect
      of accounting change                                           $ (0.30)      $  0.21       $  0.71       $  1.69
   Discontinued operations                                              0.01          --            0.01          --
   Cumulative effect of accounting change                               --            --           (0.01)         --
                                                                     -------       -------       -------       -------
   Basic income (loss) per common share                              $ (0.29)      $  0.21       $  0.71       $  1.69
                                                                     =======       =======       =======       =======

Diluted income (loss) per common share:
  Continuing operations before cumulative
      effect of accounting change                                    $ (0.30)      $  0.21       $  0.71       $  1.68
   Discontinued operations                                              0.01          --            0.01          --
   Cumulative effect of accounting change                               --            --           (0.01)         --
                                                                     -------       -------       -------       -------
Diluted income (loss) per common share                               $ (0.29)      $  0.21       $  0.71       $  1.68
                                                                     =======       =======       =======       =======

Weighted average common shares outstanding:

   Basic                                                                22.3          22.2          22.3          22.3
                                                                     =======       =======       =======       =======
   Diluted                                                              22.3          22.2          22.3          22.3
                                                                     =======       =======       =======       =======

Dividends declared per share                                         $  0.20       $  0.20       $  0.60       $  0.60
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

                              ARCH CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)


                                                                          Nine Months
                                                                       Ended September 30,
                                                                       2001         2000
                                                                       ----         ----
Operating activities
--------------------
Net income                                                             $15.9       $ 37.6
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities,
      net of businesses acquired:
    Income from discontinued operations                                 (0.2)        --
    Equity in earnings of affiliates                                    (2.2)        (5.9)
    Depreciation                                                        37.0         36.0
    Amortization of intangibles                                          7.6          3.8
    Deferred taxes                                                       6.3          8.4
    Deferred income                                                     --           (7.2)
    Restructuring charge                                                 0.6          7.5
    Restructuring payments                                             (13.5)        --
    Other (gains) and losses                                             1.0         (8.4)
    Changes in assets and liabilities:
        Receivables                                                     18.0          2.2
        Inventories                                                     38.4         16.5
        Other current assets                                             1.1         (1.6)
        Accounts payable and accrued liabilities                       (47.4)       (13.7)
        Noncurrent liabilities                                          (1.6)        (0.3)
Other operating activities                                               1.4         (2.9)
                                                                       -----       ------
        Net operating activities from continuing operations             62.4         72.0
Change in net assets held for sale                                      (2.7)         4.5
                                                                       -----       ------

  Net operating activities                                              59.7         76.5
                                                                       -----       ------

Investing activities
--------------------
Capital expenditures                                                   (30.2)       (43.2)
Businesses acquired in purchase transaction, net of cash acquired       (2.9)      (140.5)
Proceeds from sale of business                                          --           21.1
Disposition of property, plant and equipment                            --            6.3
Investments and advances - affiliated companies at equity               --           (3.4)
Other investing activities                                               1.1          3.2
                                                                       -----       ------

  Net investing activities                                             (32.0)      (156.5)
                                                                       -----       ------

Financing activities
--------------------
Long-term debt borrowings/(repayments), net                            (35.4)       137.2
Short-term debt borrowings/(repayments), net                            10.4        (20.8)
Dividends paid                                                         (13.3)       (13.4)
Purchases of Arch common stock                                          --           (9.5)
Other financing activities                                               1.4          0.4
                                                                       -----       ------

  Net financing activities                                             (36.9)        93.9
                                                                       -----       ------

Effect of exchange rate changes on cash and cash equivalents            (2.4)        (2.5)
                                                                       -----       ------

  Net (decrease) increase in cash and cash equivalents                 (11.6)        11.4
Cash and cash equivalents, beginning of year                            19.1         12.1
                                                                       -----       ------

Cash and cash equivalents, end of period                               $ 7.5       $ 23.5
                                                                       =====       ======

Supplemental cash flow information
----------------------------------
Taxes paid, net                                                        $ 2.6       $  8.2
                                                                       =====       ======
Interest paid                                                          $20.9       $  8.0
                                                                       =====       ======


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

Basis of Presentation

     These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2000. The Company's HTH water products segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products segment for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year.

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 2001 presentation, including Sales and Cost of Goods Sold, which were restated to reflect the adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," during the fourth quarter of 2000.

Inventories

                                                    September 30,           December 31,
                                                       2001                    2000
                                                  -----------------      ------------------
Raw materials and supplies                          $    43.8                  $ 65.0
Work in process                                          25.1                    23.0
Finished goods                                          102.5                   128.8
                                                  -----------------      ------------------
Inventories, gross                                      171.4                   216.8
LIFO reserve                                            (46.1)                  (52.1)
                                                  -----------------      ------------------
Inventories, net                                       $125.3                  $164.7
                                                  =================      ==================

     Approximately half of the Company's inventories are valued by the dollar value last-in, first-out ("LIFO") method of inventory accounting. Costs for other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2001, reflect certain estimates relating to inventory quantities and costs at December 31, 2001.

     During the three and nine months ended September 30, 2001, inventory level reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years, which are not expected to be replenished in the fourth quarter. The effect of the liquidations was to decrease cost of goods sold by approximately $3.0 and $4.0 for the three and nine months ended September 30, 2001, respectively.

Assets Held For Sale/Discontinued Operations

     Assets held for sale at September 30, 2001 include the Hickson International PLC ("Hickson") organics division and certain land that the Company is in the process of divesting. The valuation of the Hickson organics division at the acquisition date includes an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period. Net earnings (losses) of the Hickson organics division from the acquisition date through August 31, 2001 are not included in the Condensed Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


     The Company continues to actively work on completing the sale of these assets, but due to current market conditions the Company was not able to sell these assets within a one-year period after acquisition. Therefore, effective September 1, 2001, the Company was required to discontinue its initial accounting and begin reporting the results of this division as a discontinued operation in accordance with APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF No. 90-6, "Accounting For Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit To Be Sold." Beginning September 1, 2001, results of operations of the organics division are included in income from discontinued operations, net of tax on the accompanying condensed consolidated statements of income and include an allocation of interest expense.

     The results of operations associated with these assets held for sale and interest allocated to these assets, which are not included on the accompanying condensed consolidated statements of income are as follows:

                                                                 Three Months              Nine Months
                                                              Ended September 30,      Ended September 30,
                                                               2001        2000        2001         2000
                                                               ----        ----        ----         ----
Results of operations                                         $ 0.1        $   -       $6.6       $   -
Interest allocated                                              0.8          0.5        3.8         0.5

     During the second quarter of 2001, the value assigned at the acquisition date to certain land included in assets held for sale was reduced by $6.6 and goodwill was adjusted accordingly. During the third quarter of 2001, the value assigned at the acquisition date to the organics division was reduced by $18.8 and goodwill was adjusted accordingly. See also "Acquisition" for additional information.

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

     The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2001. During the three and nine months ended September 30, 2001, the majority of the Company's foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


     In order to manage the risks associated with the changes in natural gas prices, the Company purchases futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expire on various dates through April 2002. These contracts have been recorded at fair value and are included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet. As of September 30, 2001, these derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.

     As of September 30, 2001, a portion of the Company's outstanding short-term borrowings is denominated in British pounds and has been designated since its inception as a hedge of the British pound net investment in the Hickson organics division. Foreign currency translation adjustments during the three and nine months ended September 30, 2001 include $(1.4) and $0.6 related to this debt instrument.

     The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001. During the three and nine months ended September 30, 2001, the Company recorded net income of $0.6 and $0.1, respectively in Other Comprehensive Loss related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three and nine months ended September 30, 2001, the Company recorded a net loss of $0.7 and $2.0, respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting (principally natural gas futures contracts) and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

Comprehensive Income (Loss)

     Comprehensive income (loss) includes the change in the cumulative translation adjustment and the change in the fair value of derivative financial instruments which qualify for hedge accounting. Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 was as follows:

                                                                 Three Months              Nine Months
                                                              Ended September 30,      Ended September 30,
                                                               2001        2000         2001         2000
                                                               ----        ----         ----         ----
Net income (loss)                                              $(6.5)      $4.6        $15.9        $37.6

      Foreign currency translation adjustments                   3.4       (7.7)       (10.6)       (11.3)
      Unrealized income on derivative instruments                0.6          -          0.1            -
                                                            ------------------------------------------------
      Total other comprehensive income (loss)                    4.0       (7.7)       (10.5)       (11.3)
                                                            ------------------------------------------------
Comprehensive income (loss)                                    $(2.5)     $(3.1)        $5.4        $26.3
                                                            ================================================

Accumulated Other Comprehensive Loss

     Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                                 Three Months              Nine Months
                                                              Ended September 30,      Ended September 30,
                                                                2001        2000        2001         2000
                                                                ----        ----        ----         ----
Beginning balance of accumulated net unrealized gain
    (loss) on derivative instruments                          $ (0.5)      $  -        $   -        $  -
Net gain (loss) on cash flow hedges                              0.3                    (0.3)
Less reclassification adjustments                                0.3          -          0.4           -
                                                            ------------------------------------------------
Ending balance of accumulated net unrealized gain
    (loss) on derivative instruments                           $ 0.1       $  -        $ 0.1        $  -
                                                            ================================================

                                       7

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

                                                                  Three Months             Nine Months
                                                              Ended September 30,      Ended September 30,
                                                                2001         2000         2001       2000
                                                             ----------- ------------ ----------- ------------
                  Sales:
                     Microelectronic Materials                 $  31.8      $  59.9     $  128.5   $ 174.8
                     HTH Water Products                           37.9         40.3        191.5     222.3
                     Treatment Products                           58.8         32.0        185.3      81.5
                     Performance Products                         59.2         48.9        184.6     129.8
                     Other Specialty Products                     20.8         19.2         59.1      57.2
                     SPPI                                            -          8.6            -      54.1
                                                             ----------- ------------ ----------- ------------
                        Total Sales                            $ 208.5      $ 208.9     $  749.0   $ 719.7
                                                             =========== ============ =========== ============

                  Operating Income (Loss):

                     Microelectronic Materials                 $ (5.0)      $   3.3     $  (1.7)   $   6.9
                     HTH Water Products                          (6.7)         (3.3)       12.7       33.1
                     Treatment Products                           6.1           4.2        23.2        9.0
                     Performance Products                         0.5           6.5         5.0       16.3
                     Other Specialty Products                     2.5           0.4         7.1        5.2
                     SPPI                                         -             0.1           -        2.5
                     Corporate Unallocated                       (1.5)         (2.3)       (5.5)      (8.7)
                                                             ----------- ------------ ----------- ------------
                        Total Operating Income (Loss)          $ (4.1)      $   8.9     $  40.8    $  64.3
                                                             =========== ============ =========== ============

                  Capital Spending:

                     Microelectronic Materials                 $  2.9       $   3.8     $   7.6    $  12.1
                     HTH Water Products                           2.8           5.5         7.2        9.6
                     Treatment Products                           0.7           4.9         3.6       13.1
                     Performance Products                         3.3           1.5         8.2        4.0
                     Other Specialty Products                     1.7           1.4         3.6        4.4
                                                             ------------ ----------- ----------- ------------
                        Total Capital Spending                 $ 11.4       $  17.1     $  30.2    $  43.2
                                                             =========== ============ =========== ============

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


Acquisition

     In August 2000, the Company acquired Hickson International PLC and accounted for the acquisition as a purchase business combination. The determination of the fair values based upon final appraisal was completed in the third quarter of 2001 and resulted in adjustments to the initial purchase accounting adjustments. The following adjustments have been made to the initial purchase accounting:

                                                            Adjustment
                                                          --------------
          Property, plant and equipment                           $  9.5
          Intangible assets                                         55.3
          Organics division valuation                              (18.8)
          Land included in assets held for sale                     (6.6)
          Additional liabilities                                    (3.2)
                                                          --------------
          Goodwill reduction                                      $ 36.2
                                                          ==============

Pro Forma Financial Information

     During 2000, the Company acquired Hickson and Brooks Industries and sold its subsidiary Superior Pool Products, Inc. The table below presents unaudited pro forma financial information in connection with the 2000 acquisitions and disposition as if they had occurred on January 1, 2000. This unaudited pro forma financial information reflects the allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the acquisition of Hickson.

     The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions and disposition had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of the Company.

                                         Three Months           Nine Months
                                     Ended September 30,    Ended September 30,
                                             2000                   2000
                                             ----                   ----
     Sales                                 $246.4                 $844.5
     Net income                            $  5.0                 $ 40.0
     Diluted income per share              $ 0.22                 $ 1.79

Restructuring

     In 2000, the Company recorded a restructuring charge of $34.0 (of which $7.5 was recorded in the third quarter of 2000), which included $8.9 of costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 related to the biocides business for the write-off of certain costs associated with the abandonment of construction of a facility in China, the completion of a consolidation study and additional headcount reductions, and $11.0 related to headcount reductions at other businesses and corporate. Total headcount reductions affect approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13.

     During the nine months ended September 30, 2001, $14.2 was charged against the restructuring reserve and approximately 270 employees had been terminated as of September 30, 2001. In addition, during the nine months ended September 30, 2001, the Company recorded restructuring income of $0.2 for the reimbursement of certain severance costs which were previously recorded in the fourth quarter of 2000, and a charge of $0.8 consisting of retention payments made to employees as a result of the Company's restructuring of the process chemicals business. Cumulative net charges against the reserve and employee terminations total $26.6 and approximately 360, respectively. At September 30, 2001, $7.4 of restructuring reserves was included in Accrued Liabilities in the Company's Condensed Consolidated Balance Sheet.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)


     The following table summarizes activity related to the restructuring costs:

                                                      Severance Costs  Asset Write-downs Other Items      Total
                                                     -----------------------------------------------------------

    Provision                                             $ 18.0             $11.0           $5.0        $34.0
    2000 Activity:
       Payments                                              1.4               -               -           1.4
       Utilized                                               -               11.0             -          11.0
                                                          -------           ------          -----        ------
    Balance at December 31, 2000                            16.6               -              5.0         21.6
    2001 Activity:
       Payments                                             10.5               -              1.2         11.7
       Reclassification to Post-employment Liability         2.5               -               -           2.5
                                                          -------           ------          -----        ------
    Balance at September 30, 2001                         $  3.6             $ -             $3.8         $7.4
                                                          =======           ======          =====        ======


Other Gains and Losses

     Other gains and losses in 2001 includes a $1.0 write-off of an investment in Global BA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001. Other gains and losses in 2000 include a $10.6 gain in connection with the sale of SPPI and $2.2 associated with the purchase of derivative instruments to mitigate the risk of foreign currency fluctuations related to the acquisition of Hickson International PLC.

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

Commitments and Contingencies

     In 1999, Olin Corporation ("Olin") and the Company entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company assumed certain environmental exposures and potential liabilities of current and past operating sites, including a trial court judgment of approximately $8.5 plus interest, which was reversed on the successful appeal by the Company and remanded for a new trial on damages.

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

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the nine months ended September 30, 2001.

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


Results of Operations
---------------------

Consolidated

                                                        Three Months               Nine Months
                                                     Ended September 30,       Ended September 30,
                                                      2001         2000         2001         2000
                                                    -------       ------       ------       ------
                                                       (In millions, except per share amounts)
Sales                                               $ 208.5       $208.9       $749.0       $719.7
                                                    =======       ======       ======       ======

Gross Margin                                        $  51.9       $ 52.6       $215.0       $196.6
Selling and Administration                             47.9         40.2        150.0        122.4
Amortization of Intangibles                             2.6          1.4          7.6          3.7
Research and Development                                6.4          4.4         18.8         12.1
Restructuring                                           --           7.5          0.6          7.5
Other (Gains) and Losses                                1.0         (8.4)         1.0         (8.4)
Equity in (Earnings) of Affiliated Companies           (0.9)        (2.3)        (2.2)        (5.9)
Interest Expense, net                                   3.9          2.8         14.3          8.2
Income Taxes                                           (2.3)         2.4          9.0         19.4
Income from Discontinued Operations                     0.2         --            0.2         --
Cumulative Effect of Accounting Change                  --          --           (0.2)        --
                                                    -------       ------       ------       ------
Net Income (Loss)                                   $  (6.5)      $  4.6       $ 15.9       $ 37.6
                                                    =======       ======       ======       ======

Diluted Income (Loss) Per Common Share              $ (0.29)      $ 0.21       $ 0.71       $ 1.68
                                                    =======       ======       ======       ======

EBITDA *                                            $  13.1       $ 18.5       $ 94.4       $ 95.8
                                                    =======       ======       ======       ======

* Includes the operating results of the organics division since the date of acquisition. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.


Three Months Ended September 30, 2001 Compared to 2000

     Sales decreased $0.4 million. The decrease was due to the exit of certain unprofitable process chemical product lines (approximately $13 million), the divestiture of SPPI (approximately $9 million) and a decrease in volumes, primarily related to the microelectronic materials segment, offset by the impact of the acquisitions of Hickson International PLC ("Hickson") and Brooks Industries personal care intermediates business ("Brooks") (approximately $41 million).

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


     Gross margin percentage was 24.9% and 25.2% for 2001 and 2000, respectively. The slight decrease was due to unfavorable manufacturing costs and the absence of income related to the BASF contract which more than offset the contribution from the Hickson and Brooks acquisitions. Manufacturing costs were unfavorable primarily due to unabsorbed costs in the HTH water products business due to the timing of the annual plant maintenance shutdown which was performed in the third quarter of 2001 compared to the fourth quarter of 2000 and the extended maintenance shutdown period, and lower margins in the performance urethanes business due to lower contract manufacturing, partially offset by the favorable impact of the benefit of a $3.0 million LIFO inventory decrement.

     Selling and administration expenses as a percentage of sales increased to 23.0% in 2001 from 19.2% in 2000. Excluding the impact of the acquisitions and disposition that occurred in 2000, selling and administrative expenses decreased in amount by $0.9 million. The decrease is primarily due to lower selling expenses associated with the microelectronic materials segment, partially offset by unrealized losses principally related to natural gas futures contracts.

     Research and development expenses increased $2.0 million primarily due to the inclusion of expenses related to Hickson and Brooks as well as higher expenditures associated with HTH water products segment and the photopolymers business.

     Restructuring in 2000 relates to severance and benefit costs in connection with the headcount reductions associated with the reorganization of certain businesses, as well corporate and centralized service personnel.

     Other gains and losses in 2001 includes the write-off of an investment in Global BA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001. Other gains and losses in 2000 include a $10.6 million gain in connection with the sale of SPPI and $2.2 million associated with the purchase of derivative instruments to mitigate the risk of foreign currency fluctuations related to the acquisition of Hickson International PLC.

     Equity in earnings of affiliated companies decreased $1.4 million primarily due to lower profits from FUJIFILM Arch Co. Ltd.

     Interest expense, net was $3.9 million in 2001 compared to $2.8 million in 2000. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisitions, partially offset by overall lower effective interest rates and lower working capital borrowings.

     The effective tax rate on income (loss) from continuing operations, before cumulative effect of accounting change for the third quarter was a benefit of 25% in 2001 compared to expense of 34% in 2000. During the third quarter of 2001, the full-year effective tax rate increased from 33% to 36% due to the impact of non-tax deductible items on lower estimated earnings.

     Income from discontinued operations, net of tax, includes the results of operations of the organics division and interest expense allocated to this business for the month of September 2001.


       Nine Months Ended September 30, 2001 Compared to 2000

     Sales increased 4%, or $29.3 million. The increase was due to the impact of the acquisitions of Hickson and Brooks (approximately $168 million), partially offset by the divestiture of SPPI (approximately $54 million), the exit of certain unprofitable process chemical product lines (approximately $25 million) and a decrease in volumes, primarily in the microelectronic materials and HTH water products segments.

     Gross margin percentage was 28.7% and 27.3% for 2001 and 2000, respectively. The increase was due to the Hickson and Brooks acquisitions, the disposition of a low margin business (SPPI), higher margins in the microelectronic materials segment due to the restructuring of the process chemical business and the contract

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


settlement gain related to the termination by Sunoco of its contract manufacturing agreement, partially offset by unfavorable manufacturing costs and the absence of income related to the BASF contract. Manufacturing costs were unfavorable due to lower margins in the performance urethanes business as a result of higher unabsorbed energy and manufacturing costs due to lower contract manufacturing and unabsorbed fixed costs at the HTH water products business due to timing of the annual plant maintenance shutdown and lower production, partially offset by the favorable impact of a $4.0 million LIFO inventory decrement.

     Selling and administration expenses as a percentage of sales increased to 20.0% in 2001 from 17.0% in 2000. Excluding the impact of the acquisitions and disposition that occurred in 2000, selling and administrative expenses decreased approximately $4 million. The decrease is primarily due to lower selling expenses associated with the microelectronic materials segment, partially offset by unrealized losses principally related to natural gas futures contracts.

     Research and development expenses increased $6.7 million primarily due to the inclusion of expenses related to Hickson and Brooks as well as higher expenditures associated with HTH water products segment and the photopolymers business.

     Restructuring in 2001 consists of retention payments to employees associated with the restructuring of the process chemicals business, offset by the reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000. Restructuring in 2000 relates to severance and benefit costs in connection with headcount reductions associated with the reorganization of certain businesses, as well as corporate and centralized service personnel.

     Other gains and losses in 2001 includes the write-off of an investment in Global BA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001. Other gains and losses in 2000 include a $10.6 million gain in connection with the sale of SPPI and $2.2 million associated with the purchase of derivative instruments to mitigate the risk of foreign currency fluctuations related to the acquisition of Hickson International PLC.

     Equity in earnings of affiliated companies decreased $3.7 million due to significantly lower profits from FUJIFILM Arch Co. Ltd., and Planar Solutions, LLC expenses incurred in connection with the commercialization of new products, partially offset by profits from Koppers Arch Investments Pty Limited, which was acquired as part of Hickson.

     Interest expense, net was $14.3 million in 2001 compared to $8.2 million in 2000. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisition, partially offset by overall lower effective interest rates and lower working capital borrowings.

     The effective tax rate on income from continuing operations before cumulative effect of accounting change, for the nine months ended September 30 was 36% in 2001 and 34% in 2000. During the third quarter of 2001, the full year effective tax rate increased from 33% to 36% due to the impact of non-tax deductible items on lower estimated earnings.

     Income from discontinued operations, net of tax includes the results of operations of the organics division and interest expense allocated to this business for the month of September 2001.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


     Fourth Quarter and Full Year Outlook

     The Company anticipates that results for the fourth quarter of 2001 will be in the range of a $0.45 to $0.55 loss per share compared to income of $0.01 per share, excluding special items, reported in the fourth quarter of 2000. The decrease in expected results, as compared to 2000, is due primarily to the slowing global economy and its adverse impact on the Company's customers' end markets, particularly in the microelectronics materials segment. Sales from the microelectronic materials segment, excluding the discontinued product lines, are expected to be 10 to 15 percent lower than the third quarter and approximately 40 percent lower than prior year. For the full-year 2001, earnings per share from continuing operations before cumulative effect of accounting change, are expected to be in the $0.15 to $0.25 range, and EBITDA is expected to be in the $95 million range. See "Cautionary Statement under Federal Securities Laws" below.

Microelectronic Materials

                                  Three Months             Nine Months
                               Ended September 30,     Ended September 30,
                                2001       2000          2001       2000
                                ----       ----          ----       ----
                                            ($ in millions)
   Results of Operations
   Sales                        $31.8      $59.9        $128.5     $174.8
   Operating Income/(Loss)       (5.0)       3.3          (1.7)       6.9


   Three Months Ended September 30, 2001 Compared to 2000

     Sales decreased 47% principally due to lower demand for customer products and lower process chemicals sales as a result of the exiting of certain unprofitable product lines related to the restructuring announced during the fourth quarter of 2000. Excluding the effect of restructuring, sales were approximately 33% lower principally due to lower photoresist and ancillary volumes as a result of the downturn in the electronics industry.

     The operating loss as compared to operating income in the prior year was due to the lower sales and significantly lower profit from the Company's joint venture FUJIFILM Arch Co. Ltd. These were partially offset by lower selling and administrative expenses due to cost reduction initiatives and lower operating and depreciation expenses as a result of the restructuring of the process chemicals business.


   Nine Months Ended September 30, 2001 Compared to 2000

     Sales decreased 26% principally due to lower process chemicals sales as a result of the exiting of certain unprofitable product lines related to the restructuring announced during the fourth quarter of 2000 and lower demand for customer products. Excluding the effect of the restructuring, sales decreased approximately 16% due to lower photoresist and ancillary volumes as a result of the downturn in the electronics industry partially offset by higher polyimide sales from new advanced products.

     The operating loss compared to the prior year operating income was due to the lower sales, significantly lower profits from its joint venture FUJIFILM Arch Co. Ltd. and Planar Solutions, LLC expenses incurred in connection with the commercialization of new products. These were partially offset by lower selling and administrative expenses and lower operating and depreciation expenses as a result of the restructuring of the process chemicals business.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


HTH Water Products

                                         Three Months            Nine Months
                                      Ended September 30,    Ended September 30,
                                        2001        2000       2001        2000
                                      ------      ------      ------      ------
                                                     ($ in millions)
   Results of Operations

HTH Water Products                    $ 37.9      $ 40.3      $191.5      $222.3
SPPI                                    --           8.6        --          54.1
                                      ------      ------      ------      ------
    Total Sales                         37.9        48.9       191.5       276.4

HTH Water Products                      (6.7)       (3.3)       12.7        33.1
SPPI                                    --           0.1        --           2.5
                                      ------      ------      ------      ------
    Total Operating
        Income (Loss)                   (6.7)       (3.2)       12.7        35.6


   Three Months Ended September 30, 2001 Compared to 2000

     Sales decreased 22% and operating loss increased $3.5 million. Excluding the results of SPPI, which was sold in 2000, sales decreased 6% and operating loss increased $3.4 million. Sales decreased primarily due to lower non-branded calcium hypochlorite volumes, partially offset by higher accessory sales. Operating income decreased primarily due to the lower sales, higher research and development costs for new product development and higher costs due to the timing of the annual plant maintenance shutdown which was performed in the third quarter of 2001 compared to the fourth quarter of 2000. In addition, results were negatively impacted by unfavorable fixed cost absorption due to the extended shutdown period as a result of an inventory reduction program, which was partly offset by the benefit of a LIFO inventory decrement.


     Nine Months Ended September 30, 2001 Compared to 2000

     Sales decreased 31% and operating income decreased 64%. Excluding the results of SPPI, which was sold in 2000, sales and operating income decreased 14% and 62%, respectively. Sales decreased primarily due to lower branded (HTH(R) and J3TM) and non-branded calcium hypochlorite volumes and lower branded trichlor (Pace(R)) volumes. The lower volumes were due to excess inventory from the 2000 pool season, unfavorable weather conditions, a consolidation of the Company's third-party distributor locations and customer destocking. Operating income decreased primarily due to the lower sales, higher research and development costs for new product development, higher costs due to the timing of the annual plant maintenance shutdown and unfavorable fixed cost absorption due to lower production, partly offset by the benefit of a LIFO inventory decrement.


Treatment Products

                                    Three Months               Nine Months
                                 Ended September 30,       Ended September 30,
                                  2001        2000          2001       2000
                                  ----        ----          ----       ----
                                               ($ in millions)
   Results of Operations
   Sales                         $58.8       $32.0         $185.3      $81.5
   Operating Income                6.1         4.2           23.2        9.0


   Three Months Ended September 30, 2001 Compared to 2000

     Sales increased $26.8 million due to the inclusion of sales associated with Hickson's wood protection business and Brooks' personal care intermediates business (approximately $27 million). Personal care and industrial biocides' sales were comparable to prior year in all product lines. Operating income increased as a result of the acquisitions, partly offset by unfavorable fixed cost absorption due to planned inventory level reductions.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


   Nine Months Ended September 30, 2001 Compared to 2000

     Sales increased $103.8 million primarily due to the inclusion of sales associated with Hickson's wood protection business and Brooks' personal care intermediates business (approximately $103 million). Higher antidandruff sales and growth in marine antifoulant paint sales were partially offset by lower custom chemicals sales as a result of the discontinuance of certain product lines. Operating income increased significantly as a result of the acquisitions, higher antidandruff and marine antifoulant paint sales and lower manufacturing and selling costs.


Performance Products
                                       Three Months              Nine Months
                                    Ended September 30,     Ended September 30,
                                     2001       2000          2001       2000
                                     ----       ----          ----       ----
                                                 ($ in millions)
   Results of Operations
   Sales                            $59.2       $48.9        $184.6     $129.8
   Operating Income                   0.5         6.5           5.0       16.3


   Three Months Ended September 30, 2001 Compared to 2000

     Sales increased $10.3 million due to the inclusion of sales associated with Hickson's coatings business (approximately $14 million), partially offset by lower performance urethanes sales. Performance urethanes sales decreased 10% principally due to lower contract manufacturing and lower Latin American volumes, both the result of poor economic conditions, partially offset by higher propylene glycol volumes.

     Operating income decreased by 92%. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes due to the lower sales, the absence of income related to the BASF contract, which was completed on December 31, 2000 and higher unabsorbed energy and manufacturing costs due to lower contract manufacturing, partly offset by the benefit of a LIFO inventory decrement as a result of reduced inventory levels.


   Nine Months Ended September 30, 2001 Compared to 2000

     Sales increased $54.8 million due to the inclusion of sales associated with Hickson's coatings business (approximately $65 million), partially offset by lower performance urethanes sales. Performance urethanes sales decreased 9% principally due to lower contract manufacturing and lower Latin American volumes as a result of poor economic conditions.

     Operating income decreased 69%. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes due to the lower sales, the absence of income related to the BASF contract which was completed on December 31, 2000 and higher unabsorbed energy and manufacturing costs due to lower contract manufacturing. Lower operating results were partially offset by the contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco and the benefit of a LIFO inventory decrement as a result of reduced inventory levels.

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


Other Specialty Products

                                      Three Months              Nine Months
                                  Ended September 30,       Ended September 30,
                                   2001        2000          2001       2000
                                   ----        ----          ----       ----
                                               ($ in millions)
     Results of Operations
     Sales                         $20.8       $19.2         $59.1      $57.2
     Operating Income                2.5         0.4           7.1        5.2


   Three Months Ended September 30, 2001 Compared to 2000

     Sales increased 8% and operating income increased significantly.

     Hydrazine sales were 53% higher as a result of higher propellant revenues associated with the new contract with the U.S. government. Operating income increased significantly due to the higher sales and lower selling and administrative expenses, partially offset by unrealized losses related to natural gas futures contracts.

     Sulfuric acid sales decreased 23% as a result of lower volumes due to customer operating difficulties and lower pricing due to unfavorable product mix compared to the prior year. Operating income was lower primarily due to the lower sales.


   Nine Months Ended September 30, 2001 Compared to 2000

     Sales increased 3% and operating income increased 37%.

     Hydrazine sales were 13% higher primarily due to higher propellant revenues associated with the new contract with the U.S. government. Operating income increased due to the higher sales and lower selling and administration expenses, partly offset by unabsorbed costs due to a plant shutdown in the first quarter of 2001, higher energy costs and unrealized losses related to natural gas futures contracts.

     Sulfuric acid sales decreased 6% due to lower volumes due to customer operating difficulties and lower pricing due to unfavorable product mix compared to the prior year. Operating income was lower primarily due to lower sales.


Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data

                                                                Nine Months
                                                            Ended September 30,
                                                             2001       2000
                                                             ----       ----
                                                             ($ in millions)
     Provided By (Used For)

     Net Operating Activities from Continuing Operations    $ 62.4      $72.0
     Capital Expenditures                                    (30.2)     (43.2)
     Businesses Acquired, Net of Cash                         (2.9)    (140.5)
     Net Investing Activities                                (32.0)    (156.5)
     Net Financing Activities                                (36.9)      93.9

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


   Nine Months Ended September 30, 2001 Compared to 2000

     For the nine months ended September 30, 2001, the decrease in cash flow provided by net operating activities from continuing operations was attributable to lower cash earnings and $13.5 million of payments related to the 2000 restructuring, partially offset by increased cash flows due to the Company's focus on reducing investment in working capital.

     Capital expenditures for the first nine months of 2001 decreased significantly as compared to 2000 due to lower expenditures associated with the microelectronic materials and treatment products segments. Capital expenditures for 2001 are expected to be in the $45 to $50 million range.

     In September 2001, the Company acquired Butler Mabbutt & Wrighton and the International Division of Humbrol Limited for an aggregate of approximately $1 million in cash.

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

     On March 9, 2001, June 8, 2001 and September 7, 2001, the Company paid quarterly dividends of $0.20 on each share of common stock. Total dividends paid to shareholders were $13.3 million during the first nine months of 2001.

     Cash used by financing activities in the first nine months of 2001 was due to lower borrowing for working capital and capital spending needs, which resulted in the paydown of debt, as compared to cash provided by financing activities in the first nine months of 2000 due to the 2000 borrowings associated with the Hickson acquisition, partially offset by the purchases of common stock in 2000.

     The Company has an unsecured $125 million revolving five-year credit facility ("Five-year Facility") that expires in January 2004, an unsecured $125 million 364-day facility ("364-day Facility")that expires in January 2002, and a $225 million revolving credit facility ("Acquisition Facility")that expires in March 2002, which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively, the "Credit Facilities"). It is the Company's intention to refinance the debt of the Acquisition Facility on a long-term basis. However, as a result of the maturity of the Acquisition Facility, all such borrowings thereunder have been classified as short-term. The Credit Facilities contain leverage and interest coverage ratio covenants, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. Facility fees are payable on the Credit Facilities and range from 0.125% to 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.325% to 1.15%. At September 30, 2001, the Company had approximately $169 million of available borrowings under the Credit Facilities. The Company believes that the Credit Facilities and cash provided by operations are adequate to satisfy its liquidity needs for the near future.

     On October 28, 1999, the Company's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5%

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)


of outstanding shares. Through September 30, 2001, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended in 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business.

     The Company is pursuing the sale of the organics business. Proceeds from the sale are expected to be used to reduce debt levels.

     On October 25, 2001, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on December 7, 2001, to shareholders of record at the close of business on November 8, 2001.


New Accounting Standard
-----------------------

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. The adoption of SFAS 141 had no effect, and the Company is currently evaluating the effect that the adoption of SFAS 142 will have, on its financial position and results of operations.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. SFAS 143 also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of SFAS 143 effective fiscal 2003 and has not yet determined the extent of its impact, if any.

      In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company is required to adopt the provisions of SFAS 144 effective January 1, 2002 and has not yet determined the extent of its impact, if any.

Cautionary Statement under Federal Securities Laws
--------------------------------------------------

     The information in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially

Management's Discussion and Analysis of Financial Condition and Results of Operations - (Continued)

from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in the U.S. or European economies; increases in interest rates; economic conditions in Asia; strengthening of the U.S. dollar against the euro; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; further deterioration in the semiconductor industry; unfavorable court, arbitration or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; gains or losses on derivative instruments; the inability of the Company to sell the Hickson organics division at its desired price; and the unsuccessful integration of acquired businesses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2001, the Company had forward contracts to sell foreign currencies with notional amounts of $1.1 million and forward contracts to buy foreign currencies with notional amounts of $4.7 million. The fair values of these forward contracts is included in Other Current Assets and Accrued Liabilities.

     Holding other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company's annual cash flows would be a decrease of between $1 million to $2 million, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company's results of operations for interim periods in the future, if the Company changes its policies, or if some of the derivative instruments may not meet the requirements for hedge accounting.

     The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At September 30, 2001, the Company had forward contracts to purchase natural gas with notional amounts of $3.5 million. The fair value of these contracts is included in Accrued Liabilities. A 10 percent change in the forward price of natural gas would increase or decrease the fair value of these forward contracts by approximately $0.2 million.

     See the Company's Form 10-K for the year ended December 31, 2000 for additional information on the above items.

                              ARCH CHEMICALS, INC.
                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

              (a)  Exhibits required by Item 601 of Regulation S-K.


              None.


              (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                       ARCH CHEMICALS, INC.
                                       --------------------
                                           (Registrant)




November 14, 2001                          By: Louis S. Massimo
                                               ---------------------------------
                                               Louis S. Massimo
                                               Vice President and Chief
                                                 Financial Officer