Form 10-K405
period 2001-12-31
ARCH CHEMICALS INC
filed 2002-03-22
CIK 1072343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-14601
                             ---------------------
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
                                 (203) 229-2900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

                 TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -------------------                         -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 2002, the aggregate market value of registrant's common stock held by non-affiliates of registrant was approximately $495,999,594.

     As of January 31, 2002, 22,213,920, shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the following documents are incorporated by reference in this Form
                           10-K as indicated herein:

                   DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                   --------                         ------------------------------------
   Proxy Statement relating to Arch's 2002                        Part III
        Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE
                                                                        NO.
                                                                        ----
                                   PART I
Item 1   Business....................................................     2
Item 2   Properties..................................................     9
Item 3   Legal Proceedings...........................................    14
Item 4   Submission of Matters to a Vote of Security Holders.........    14

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    16
Item 6   Selected Financial Data.....................................    16
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    18
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    34
Item 8   Financial Statements and Supplementary Data.................    36
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    72

                                  PART III
Item 10  Directors and Executive Officers of the Registrant..........    72
Item 11  Executive Compensation......................................    72
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    72
Item 13  Certain Relationships and Related Transactions..............    72

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................    73

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

     In connection with the acquisition of Hickson International PLC ("Hickson") in 2000, the Company announced that it intends to divest the Hickson's organics division. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, the Hickson's organics division has been classified as discontinued operations as is more fully discussed in Note 5 of Notes to Consolidated Financial Statements included in
Item 8 -- Financial Statements and Supplementary Data and Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K of Part II of this Report. Accordingly, Item 1 -- Business and Item 2 -- Properties of Part I of this Report describe the Company's businesses without the Hickson organics division.

     The term "Company" as used in Parts I and II of this Report means Arch Chemicals, Inc. and its subsidiaries (but excluding the Hickson organics division) unless the context indicates otherwise.

2001 EVENTS

     On April 9, 2001, the Company announced that it had acquired the assets of Walker Brothers, a division of Consolidated Coatings, in an acquisition that was designed to broaden the Company's range of wood treatment products and services. Based in Vancouver, British Columbia, Walker Brothers manufacturers anti-sapstain products and provides related equipment and services to sawmills that use these products. Walker Brothers had approximately $2 million in net sales in 2000. Anti-sapstain products are biocidal blends applied to freshly-cut lumber to prevent the growth of microorganisms that cause discoloration of the wood.

     On October 9, 2001, the Company announced that it had acquired two businesses in the United Kingdom, broadening the Company's range of coatings products and services in this market. The two businesses acquired were Butler Mabbutt & Wrighton based in Northampton, which produces finishes for wood, leather and plastic products, and the Industrial Division of Humbrol Limited whose product lines comprise clear and textured finishes for wood and other industrial coatings. Total combined sales of the two businesses were approximately $2.5 million in 2000. The assets were integrated into Arch Coatings UK, a business unit within Arch's Performance Products segment. The Company will manufacture the acquired product lines using newly leased facilities at Northampton.

PRODUCTS AND SERVICES

     The Company's principal products and services fall within five business segments: microelectronic materials, HTH water products, treatment products, performance products and other specialty products. For financial information about each of the Company's industry segments, and foreign and domestic and export sales, see Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Report. The principal products of each business are described below.

  MICROELECTRONIC MATERIALS

     The Company manufactures and supplies a range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world.

     The Company manufactures a wide range of photoresist and ancillary products encompassing negative, g-line, i-line and 248nm and 193nm deep UV technologies to meet the constantly evolving needs of the semiconductor industry. The Company has recently announced new products based on two new series of 248nm deep UV resists, a new 193nm bi-layer thin imaging system (TIS 2000(TM)) and single-layer 193nm resist materials. In addition, aqueous-based environmentally safer residue removers, as well as strippers, edge bead removers, developers, cleaners, post etch residue removers and post chemical mechanical planarization ("CMP") cleaners, are sold throughout the world. The current focus of the photoresist research and development efforts is aimed at evolving the technology platforms underlying these products through modification of the respective materials chemistries to meet the ongoing demands of the semiconductor industry. The Company is pursuing advanced photoresist development through internal development, strategic alliances and licensing agreements. Through its joint venture, Planar Solutions LLC, the Company produces and markets CMP slurry products to advanced chip manufacturers.

     The Company restructured its process chemicals business (primarily, a variety of high purity acids, bases, oxidizers, etchants and solvents) to transform it away from a supplier of commodity-like straight acids and solvents which were low margin to a more focused position as a supplier of formulated products such as buffered hydrofluoric acid and mixed acid etchants used in the etching of computer wafers. In connection with this restructuring, the Company consolidated manufacturing facilities and reduced its process chemical product offerings.

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

     The Company has a joint venture with Fuji Photo Film in Japan for the manufacture and sale of photoresists in Asia.

  HTH WATER PRODUCTS

     The Company manufactures and sells chemicals and distributes equipment on a worldwide basis for the sanitization and treatment of residential pool and commercial spa water, and the purification of potable water. The Company sells both calcium hypochlorite and chlorinated isocyanurates for the sanitization of residential and commercial pool water. The Company is a leading worldwide producer of calcium hypochlorite with 65% to 70% available chlorine. The Company has a competitive advantage through ownership of the J3(TM) technology which enables it to produce calcium hypochlorite with superior dissolving characteristics and 75%
to 78% available chlorine as compared to calcium hypochlorite with 65% to 70% available chlorine. The Company owns widely recognized brand names for both calcium hypochlorite (HTH(R)) and chlorinated isocyanurates (Pace(R)). The Company's water chemical products are sold under a variety of brand names, including Company-owned trademarks such as Sock It(R), Super Sock It(R), Duration(R), Poolife(TM) and Pulsar(R). The Company's water chemical products are also distributed as private label brands. In addition to the pool water sanitizers, calcium hypochlorite and chlorinated isocyanurates, the Company sells ancillary chemicals and accessories for the maintenance of residential and commercial pools.

     The Company's water products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company has plans to expand its presence in the municipal water market both domestically and internationally.

     In 2001, approximately 57% of the Company's water products sales were within North America, and the remaining 43% were throughout the rest of the world. In North America, the Company sells water chemical products either directly to retail or through independent third party distributors. The Company also has subsidiaries and ownership interests in joint ventures in South Africa (Aquachlor (Pty) Ltd.) and Brazil (Nordesclor S.A.) which manufacture and distribute calcium hypochlorite to local markets.

     In addition to the manufacture and sale of HTH water products, the Company distributes chemicals, equipment, parts and accessories for pools in Europe mainly through its wholly-owned subsidiary Arch Water Products France, S.A.S., located in France.

  TREATMENT PRODUCTS

     Through its treatment products business, the Company manufactures industrial biocides, wood treatment products and personal care active ingredients and other intermediates.

     The Company manufactures biocides that control the growth of micro-organisms, particularly fungi and algae, and control dandruff on the scalp. All biocide products are marketed under the well-recognized trademarks, Omadine(R), Omacide(R) and Triadine(R) biocides. The majority of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing concentrates, forms and salts, and the Company is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide, and serve the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. Biocides make up a small portion of the customers' end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation's other components. Meeting the biocide customer's needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company's ability to meet these needs makes it a preferred supplier in the antidandruff market. The Company is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and antifouling paints. The manufacturing flexibility of the biocides assets also permits the Company to offer fine chemical custom manufacturing services.

     The Company is a leading producer of wood treatment chemicals that are solutions to enhance the properties of wood. Its industrial wood preservatives and fire retardants are sold under the brand names Wolmanized(R), Dricon(R), Thompsonized(R), Tanalised(R), Vacsol(R), and Resistol(R) in markets around the world. These products protect wood against moisture, fungal decay, termites and other insects. The principal customers are sawmills and treaters of softwoods that require chemical treatment to impart resistance properties to fungal and insect damage, giving softwoods the performance of hardwoods in service. In the U.S. and Canada, the majority of the customers are licensed wood treaters that operate under guidelines and standards established by the Company. The license program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. The Company's customers sell their wood-treated products into the construction, utility and agricultural markets. The products sold by the Company are critical to the performance and value of the customers' end-use products. Growing consumer preferences and the availability of alternative products is moving the industry to chrome-free and arsenic-free technology and the Company is offering such products. The Company is also a 49% owner of a joint venture with Koppers Industries, Inc., based in Pittsburgh, Pennsylvania, for the manufacture and distribution of wood treatment chemicals to the Australian and Asia-Pacific markets.

     Through its acquisition of Brooks Industries personal care intermediates business, the Company has broadened its position in the personal care market to include actives and functional products sold primarily to manufacturers of skin care and hair care products.

  PERFORMANCE PRODUCTS

     The Company's performance products business consists of the manufacture and sale of a broad range of products with diverse end uses. The performance products sold by the Company are critical to the performance and value of the customer's end-use products. As a result, there is a high level of operational integration with many customers. The performance products business is characterized by technology-driven product solutions that benefit specific customers and provide manufacturing flexibility. In addition, the business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations combined with the Company's ability and willingness to provide superior technical support enables it to respond to the specific needs of a diverse group of customers. This gives the Company a competitive advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers.

     The Company's performance products business manufactures flexible polyols, specialty polyols, urethane systems and glycols and glycol ethers. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company's wholly-owned Venezuelan subsidiary, Arch Quimica Andina, C.A., for South American markets. Specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company's Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze and provides custom manufacturing of specialty chemicals for a small group of companies.

     The Company manufactures a wide range of coatings for a variety of wood applications. These finishes are factory or brush applied products for the surface decoration and protection of wood, including stains, polyester-based urethanes (including solvent and water-borne systems), pigments and colors, and new technology UV systems. These wood coatings products are sold under the name "Arch Coatings," including the brand names Sayerlack(R) and Linea Blu(R). The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. The Company is a market leader in several areas of Europe, including the strategic Italian market as well as France and the United Kingdom. The Company also has operations in Spain and exports to Asia. The major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key in the growth of this business. As a result, the Company has many long-standing customers and is well known as a top-tier quality supplier. The customer base includes many of the leading furniture manufacturers in Europe.

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

     Microelectronic Materials. The principal raw materials for the microelectronic materials business include ethyl lactate, hydrofluoric acid, methyl propyl ketone, glycol ether PMA, nitric acid, phosphoric acid, ammonia, tetraethylorthosilicate (TEOS), dichloroethylene (DCE), trichloroethane (TCA), phosphorous oxychloride (POCL3), hexamethyldisilazone (HMDS), custom polymers, photoinitiators, tetra methyl ammonium hydroxide (TMAH) and custom polyimide resins and photosensitizers.

     HTH Water Products. The principal raw materials for the water products business include chlorine, caustic soda, lime and chlorinated isocyanurates. Chlorine and caustic soda are provided by Olin pursuant to a long-term chlor-alkali supply agreement expiring in 2003 with Olin. The balance of the raw materials are purchased from other suppliers and are readily available.

     Treatment Products. The raw materials for industrial biocide treatment chemicals are pyridine, iodine and propargyl butyl carbamate. The raw materials for wood protection products include chromic acid, copper oxide, copper carbonate, arsenic trioxide, cupric oxide and proprietary organic biocides.

     Performance Products. The raw materials for the performance products business include a variety of chemicals such as propylene, propylene oxide and ethylene oxide. In addition, a wide variety of polyester resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, titanium dioxide, isocyanate, various pigments and colors and stains are used. For this segment, propylene is the most significant raw material and is subject to price volatility.

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

RESEARCH AND DEVELOPMENT AND PATENTS

     The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were $25.4 million in 2001, $17.1 million in 2000 and $17.7 million in 1999.

     In general, intellectual property is important to the Company, but no one technology, patent, or license or group thereof related to a specific process or product is of material importance to the Company as a whole. The Company believes that its broad patent portfolio in the microelectronic materials segment provides a sustainable competitive advantage for that product line. The Company owns three process patents for the technology relating to the manufacture of J3(TM) calcium hypochlorite which are materially important to the HTH water products business. Two of these patents expire in 2009 and the other expires in 2010. The Company owns a patent covering a process for producing Ultra Pure(TM) hydrazine, the world's purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. This patent expires in 2006.

     With respect to its wood protection business, the Company owns two composition of matter patents, one of which expires in 2008 and the other in 2014. These include an additive to the Company's wood preservative chromated copper arsenate ("CCA") that improves the climbability of utility poles as well as a patent on the Company's new preservative formulation (Wolman(R)E Natural Select(TM) and Tanalith(R)E).

SEASONALITY

     Although the businesses of the Company as a whole are not seasonal in nature, approximately 40-50% of the sales in the HTH water products business occurred historically in the second quarter of the calendar year. The purchase of water chemical products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. This seasonality is expected to change as the water chemicals segment switches from distribution through distributors to sales directly to retail channels. In addition, the weather can also have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales.

BACKLOG

     The amount of backlog orders is immaterial to the Company as a whole.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

     The Company sells hydrazine to the U.S. Government under a government contract which is material to the other specialty products segment. This contract expires in 2004. As a government contractor, the Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of controlled products and commodities could subject the Company or one or more of its businesses to civil and criminal penalties and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

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

EXPORT SALES

     The Company's export sales from the United States to unaffiliated customers were $72.0 million in 2001, $61.3 million in 2000 and $63.1 million in 1999. The financial information about geographic areas contained in Note 18 of Notes to the Consolidated Financial Statements found in Item 8 of Part II of this Report is incorporated herein by reference.

EMPLOYEES

     As of December 31, 2001, the Company had approximately 2,950 employees, approximately 1,200 of whom were working in foreign countries. Approximately 275 of the hourly paid employees of the Company located at its Brandenburg, Kentucky, Lake Charles, Louisiana, Shreveport, Louisiana and Beaumont, Texas facilities are represented for purposes of collective bargaining, by several different labor organizations, and the Company is party to seven labor contracts relating to such employees. These labor contracts extend for three-or four-year terms which expire in the years 2003, 2004 and 2006. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.

ENVIRONMENTAL MATTERS

     The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous wastes and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. Federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected and will continue to affect substantially all of the Company's U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs.

     The Distribution Agreement, dated as of February 1, 1999 (the "Distribution Agreement"), between the Company and Olin relating to the Distribution, specifies that the Company is only responsible for certain environmental liabilities at the Company's current facilities and certain off-site locations with respect to the businesses acquired from Olin in the Distribution. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased following the Distribution. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites, all of which have been accrued for in the accompanying consolidated financial statements.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 2001, 2000 and 1999, but may be material to net income in future years.

     The Company has not incurred cash outlays for remedial and investigatory activities associated with certain former waste sites and past operations since Olin is responsible for these obligations. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for environmental-related activities totaled $22.0 million in

2001, $20.1 million in 2000 and $12.5 million in 1999. During 2001, $5.9 million ($8.1 million in 2000; $2.4 million in 1999) was spent on capital projects, $11.7 million ($9.5 million in 2000; $9.7 million in 1999) was spent on normal plant operations, and $4.4 million in 2001 ($2.5 million in 2000, $0.4 million in 1999) was spent on remedial activities. Cash outlays for remedial activities are charged to reserves. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

     The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $12.6 million at December 31, 2001, of which $4.1 million are classified as other current liabilities and $8.5 million are classified as other noncurrent liabilities and $17.5 million at December 31, 2000, of which $3.0 million are classified as other current liabilities and $14.5 million are classified as other noncurrent liabilities. The Company's estimated environmental liability relates to 11 sites, 8 of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $10 million to $15 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. A portion of the increase in environmental cash outlays during 2000 and 2001 was associated with a remediation project at the Company's Conley, GA wood treatment facility. Total cash outlays since its acquisition (capital and remedial) were approximately $5.4 million. The project was substantially complete as of December 31, 2001. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2001, the Company had estimated additional contingent environmental liabilities of $3.0 million.

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

LOCATION                                               PRIMARY ACTIVITIES
--------                                    -----------------------------------------
McIntosh, Alabama(1)                        Blending and storage facility for other
                                            specialty products
Mesa, Arizona                               Manufacturing facility for
                                            microelectronic materials
Cheshire, Connecticut(2)                    Research and development facility and
                                            offices for treatment products
Norwalk, Connecticut(2)                     Worldwide corporate headquarters

LOCATION                                               PRIMARY ACTIVITIES
--------                                    -----------------------------------------
Conley, Georgia                             Technical center and manufacturing
                                            facility for treatment products
Kennesaw, Georgia(2)                        Office facility for HTH water products
Smyrna, Georgia(2)                          Office facility for treatment chemicals
Bethalto, Illinois(2)                       Corporate data center
Brandenburg, Kentucky                       Manufacturing facility for
                                            microelectronic materials and performance
                                            products
Lake Charles, Louisiana                     Manufacturing facility for other
                                            specialty products
Shreveport, Louisiana                       Manufacturing facility for other
                                            specialty products
South Plainfield, New Jersey(2)             Manufacturing facilities and office space
                                            for treatment products
Rochester, New York                         Manufacturing facility for treatment
                                            products
East Providence, Rhode Island               Manufacturing facility and materials
                                            research center for microelectronic
                                            materials
North Kingstown, Rhode Island               Manufacturing facility, North American
                                            technical support center and new product
                                            development center for microelectronic
                                            materials
Charleston, Tennessee(3)                    Manufacturing facility for HTH water
                                            products
Beaumont, Texas                             Manufacturing facility for other
                                            specialty products
Trentham, Victoria, Australia               Office and manufacturing facility for the
                                            Koppers-Arch joint venture
Zwijndrecht, Belgium(1)                     Manufacturing facility and European
                                            technical support center for
                                            microelectronic materials
Igarassu, Brazil                            Facility of a joint venture for the
                                            manufacture of HTH water products
Salto, Brazil                               Blending and repackaging facility for HTH
                                            water products and manufacturing facility
                                            for performance products
Castleford, England(3)                      Manufacturing facilities and technical
                                            center for treatment products
Knottingley, England(2)                     Office facilities and warehouse and
                                            technical center for treatment products
                                            and performance products
Northampton, England(2)                     Manufacturing and distribution facility
                                            for performance products
Preston, England                            Wood treatment facility for treatment
                                            products
Amboise, France(2)                          Repackaging, distribution and warehouse
                                            facility for HTH water products
Les Mureaux, France                         Manufacturing and laboratory facility for
                                            performance products
Amsterdam, Holland(2)                       Wood treatment facility for treatment
                                            products
Swords, Ireland                             Manufacturing facility for treatment
                                            products
Mariano Comense, Italy                      Manufacturing and research and
                                            development facility for performance
                                            products

LOCATION                                               PRIMARY ACTIVITIES
--------                                    -----------------------------------------
Pianoro, Italy                              Manufacturing, research and development
                                            and office facility for performance
                                            products
Shizuoka, Japan                             Manufacturing facility for the
                                            microelectronic materials' FUJI FILM
                                            joint venture
Auckland, New Zealand                       Office and manufacturing facility for the
                                            Koppers-Arch joint venture
Kempton Park, South Africa                  Facility of a joint venture for the
                                            manufacture of HTH water products
Valencia, Spain                             Manufacturing and distribution facility
                                            for performance products
Maracaibo, Venezuela                        Manufacturing facility for performance
                                            products

---------------

(1) Land is leased.

(2) Leased facility.

(3) Portions are leased and portions are owned.

     The Company also leases several warehouse facilities in the United States of America and in foreign countries.

PRINCIPAL MANUFACTURING FACILITIES

     The principal manufacturing properties of the Company described below are all owned by the Company, except for the land under the Belgium facility which is leased until 2041, the land under the McIntosh plant and part of the land under the Charleston facility which are being leased from Olin and except for properties held by joint ventures or otherwise noted below.

     McIntosh, Alabama. The Company's facility located in McIntosh, Alabama blends, packages and stores propellant grade hydrazine products. Special hydrazine fuel blends are produced as the principal propellant for several U.S. Air Force launch vehicle programs, including the Titan and Delta rockets.

     Mesa, Arizona. The Company has a state-of-the-art microelectronic materials manufacturing facility in Mesa, Arizona. This facility manufactures, purifies, formulates and packages formulated chemical products. This facility is QS 9000-certified. A second facility for thin film systems was constructed at Mesa in 1999, and a customer applications and product development laboratory for CMP slurries and related cleaning products was added in February 2002.

     In addition to manufacturing operations, the Company has extensive analytical testing, applications testing and warehousing capabilities for both process and thin film chemicals at the Mesa plant site. Current operations occupy approximately 30 acres of the 52-acre plant site. The remaining acreage is available for future expansions.

     Conley, Georgia. This is the Company's major facility for its wood treatment business in the U.S. All of the arsenic acid and copper oxide for this business is produced at this location and sent by truck or rail to the Company's other two wood treatment U.S. plant facilities. In addition, this plant produces 50% to 60% CCA that is bulk shipped to customers in the Southeastern U.S. and to Mexico. A 72% CCA concentrate is also produced at this facility.

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

     Rochester, New York. This ISO 9002-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control the growth of microorganisms, particularly, fungi and algae and to control dandruff on the scalp. The largest 2-chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company's Omadine(R) biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. The Company's Triadine(R) brand of biocides is a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide(R) IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide. In addition, this facility also manufactures several chemicals custom-made for specific customers for widely diverse markets.

     East Providence, Rhode Island. This QS 9000, ISO 9001 and ISO 14001-certified facility is located in an industrial park in East Providence, Rhode Island. Originally built as a materials research center in 1974, the facility was expanded in 1984 to manufacture photoresists, photoresist developers, and photoresist strippers used in the semiconductor industry. The materials research center at this site develops new compounds used in the manufacture of photoactive products and has on-site capabilities for chemical synthesis, testing, and product formulation. This capability allows for rapid commercialization of new technologies and is augmented by scale-up facilities at the Brandenburg, Kentucky site. The manufacturing plant at the site receives raw materials and formulates, filters and packages finished goods in a high purity, clean environment. Full quality control capabilities are located on-site or at the nearby Quonset Point facility. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple-sized formulation vessels available here.

     North Kingstown, Rhode Island. This QS 9000, ISO 9001 and ISO 14001-certified facility is located in a new industrial park in North Kingstown, Rhode Island (Quonset Point Industrial Park) which originally housed a distribution warehouse. A new state-of-the-art manufacturing facility and product development center for advanced photoresists has been built on-site to expand the Company's capabilities in the development and manufacture of advanced technology photoresists and aqueous-based polyimides. A technical service center is located on-site with advanced photolithography equipment identical to that of the customer base and provides technical service support to North America. The equipment is also used by the advanced product development groups to develop state-of-the-art products in anticipation of customer requirements. The manufacturing plant receives raw materials and formulates, filters and packages finished goods in a high purity, clean environment. Full test capabilities are located on-site. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple-sized formulation vessels available here. Packaging and manufacturing facilities were designed for a new generation of purity requirements.

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

     Zwijndrecht, Belgium. This QS 9000, ISO 9002 and ISO 14001-certified facility located in Zwijndrecht, Belgium has been operational since 1993 and primarily manufactures and tests photosensitive polyimides, photoresist developers, and photoresist strippers used in the semiconductor industry. A technical service center is also located on the site with photolithography equipment identical to that of the customer base and provides technical service support for photoresist and polyimides to European customers.

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

     Pianoro, Italy. This ISO 9002-certified facility serves as the primary manufacturing location and research and development center for the coatings business. It produces the Sayerlack(R) branded products that include both solvent and water-borne urethane systems, solvents, stains and colors. In addition, the central management for the distribution of these products throughout Italy and various export markets is located here.

     Kempton Park, South Africa. The Company's facility located in Kempton Park, South Africa is a joint venture operation (Aquachlor (Proprietary) Ltd.), that produces and packages calcium hypochlorite for the HTH water products business within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

     Maracaibo, Venezuela. The Company's ISO 9002-certified facility in Venezuela is a multi-product manufacturing plant producing a broad range of polyols, demulsifiers, and specialty surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2001, would not be material to the Company's financial position or annual results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended December 31, 2001.

EXECUTIVE OFFICERS

     The biographical information of the executive officers of the Company as of March 1, 2002 is noted below.

NAME AND AGE                                                 OFFICE
------------                                                 ------
Michael E. Campbell (54).................   Chairman of the Board, President and
                                            Chief Executive Officer
Hayes Anderson (41)......................   Corporate Vice President, Human Resources
Louis S. Massimo (44)....................   Corporate Vice President and Chief
                                            Financial Officer
Sarah A. O'Connor (42)...................   Corporate Vice President, General Counsel
                                            and Secretary
W. Paul Bush (51)........................   Vice President and Treasurer
Paul J. Craney (53)......................   Vice President and General Manager,
                                            Treatment
Philippe Gouby (52)......................   Vice President and General Manager,
                                            Microelectronics
John J. Margherio (53)...................   Vice President, Operations and Vice
                                            President and General Manager,
                                            Performance Urethanes and Organics
John H. Markham (55).....................   Vice President, International Operations
Steven C. Giuliano (32)..................   Controller

     No family relationship exists between any of the above named executive officers or between any of them and any Director of the Company. Such officers were elected or appointed to serve as such, subject to the Bylaws, until their respective successors are chosen.

     Mr. Campbell was elected Chairman of the Board and Chief Executive Officer on February 7, 1999. On July 27, 2000, he was given the additional title of President. Prior to the Distribution, he was Executive Vice President of Olin and had global management responsibility for all of Olin's businesses. Prior to his election as an Executive Vice President of Olin, Mr. Campbell served as President of Olin's Microelectronic Materials Division. Prior to that time and since 1987, he served as Olin's Corporate Vice President, Human Resources.

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

     Mr. Massimo was elected a Corporate Vice President and Chief Financial Officer on January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, as Corporate Vice President since January 1, 1997. From November 1994 until April 1996, he served as Olin's Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

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

     Mr. Margherio was appointed Vice President, Operations on September 13, 2000 and was given the additional title of Vice President and General Manager, Performance Urethanes and Organics in November 2001. From August 31, 1999 to September 13, 2000, he served as Vice President and General Manager, Performance Urethanes and Organics. From February 7, 1999 until August 31, 1999, he was Vice President, International. Prior to the Distribution and since December 1997, Mr. Margherio served as Olin's Vice President, International. Prior to December 1997 and since February 1996, he served as Vice President and General Manager of Polychrome, a division of Sun Chemical. Prior to February 1996, he served as Olin's General Manager, Urethanes & Hydrazine.

     Mr. Markham was appointed Vice President, International on September 13, 2000. Prior to that time and since October 1999, he served as Group Chief Executive Officer of Hickson. From October 1995 to October 1999, he was an Executive Director of the Board of Hickson and Managing Director of Hickson's organics division.

     Mr. Giuliano was elected Controller on January 27, 1999. Prior to the Distribution, Mr. Giuliano was an Audit Senior Manager for KPMG LLP and prior to that and since 1991, he held various positions of increasing responsibility for KPMG LLP, where he had overall responsibility for services provided in connection with audits, SEC filings, private offerings and other services for certain domestic and multinational clients.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of January 31, 2002, there were approximately 7,263 record holders of Company Common Stock.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARJ."

     Information concerning the high and low sales prices of the Company's Common Stock and dividends paid on Common Stock during each quarterly period in 2001 and 2000 is set forth in Note 23 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Report.

     Among the provisions of the Credit Facilities (as defined in Item 7 of Part II of this Report) are restrictions relating to the payments of dividends and the acquisition of the Company's Common Stock based on a financial formula. As of December 31, 2001, dividends and stock repurchases were limited to approximately $15.1 million. These restrictions were amended in January 2002. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions. See Notes 11 and 22 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2001 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The historical financial information for the periods preceding February 8, 1999 (the "Distribution Date") include an allocated share of Olin's historical centralized activities. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

                                                    AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                    2001      2000      1999     1998     1997
                                                   ------   --------   ------   ------   ------
                                                    ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS
Sales............................................  $920.8   $  941.2   $912.2   $894.0   $963.4
Cost of Goods Sold(1)............................   666.8      691.6    666.0    649.2    706.0
Selling and Administration(2)....................   197.0      172.0    163.8    167.6    153.5
Amortization of Intangibles......................    10.7        5.9      4.1      4.0      3.8
Research and Development.........................    25.4       17.1     17.7     16.2     21.1
Equity in (Earnings) of Affiliated Companies.....    (3.3)      (7.8)    (5.8)    (3.4)    (7.1)
Special Items(3).................................     2.5       56.9       --       --       --
Interest Expense (Income), net...................    17.7       13.0      4.9     (0.4)    (0.1)
                                                   ------   --------   ------   ------   ------
Income (Loss) from Continuing Operations Before
  Taxes, Extraordinary Gain and Cumulative Effect
  of Accounting Change...........................     4.0       (7.5)    61.5     60.8     86.2
Income Tax Expense (Benefit).....................     2.2       (8.0)    20.8     20.8     29.9
                                                   ------   --------   ------   ------   ------
Income from Continuing Operations Before
  Extraordinary Gain and Cumulative Effect of
  Accounting Change..............................     1.8        0.5     40.7     40.0     56.3
Loss from Discontinued Operations, net of
  tax(4).........................................    (2.9)        --       --       --       --
Extraordinary Gain, net of tax(5)................      --         --      1.3       --       --
Cumulative Effect of Change in Accounting, net of
  tax(6).........................................    (0.2)        --       --       --       --
                                                   ------   --------   ------   ------   ------
Net Income (Loss)................................  $ (1.3)  $    0.5   $ 42.0   $ 40.0   $ 56.3
                                                   ======   ========   ======   ======   ======
Diluted/Unaudited Proforma Income (Loss) Per
  Share(7).......................................  $(0.06)  $   0.02   $ 1.82   $ 1.55   $ 2.26
Common Dividends Per Share(8)....................    0.80       0.80     0.60       --       --
OTHER
Capital Expenditures.............................    44.9       62.0     58.9     84.3     71.0
EBITDA(9)........................................    91.3      106.2    106.7     97.3    128.9
Depreciation.....................................    50.6       49.8     49.3     43.1     43.6
Effective Tax Rate(10)...........................    48.6%      29.2%    33.8%    34.2%    34.7%
FINANCIAL POSITION
Working Capital..................................  $141.7   $  172.3   $168.5   $147.1   $151.5
Property, Plant and Equipment, net...............   332.4      330.8    326.7    331.6    280.4
Total Assets.....................................   952.0    1,073.6    759.5    721.6    693.2
Long-Term Debt(7)................................   265.1      247.6     76.8      7.0      5.5
Shareholders' Equity(7)..........................   387.5      419.8    451.8    504.5    455.6
Capitalization...................................   691.1      763.2    549.6    512.4    462.5

---------------

Notes to Selected Financial Data appear on page 18.

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

(3) Special Items consist of the following:

     Impairment Charge --      2000 includes $31.0 million related to the write-down of
                               property, plant and equipment due to the process chemicals business restructuring.
     Restructuring --          Represents a charge in 2001 of $2.4 million for headcount
                               reductions, a $(1.5) million reduction of the 2000 reserve and $0.8 million of retention payments, offset by $0.2
                               million of reimbursement of certain severance costs. 2000
                               charges include a $34.0 million charge which consists of
                               $8.9 million related to the restructuring of the process
                               chemicals business, $14.1 million related to the write-off of certain costs associated with the biocides business, and
                               $11.0 million related to other headcount reductions.
     Other (Gains) and
       Losses --               Other (gains) and losses in 2001 includes a $1.0 million
                               write-off of an investment in GlobalBA.com, Inc. Other
                               (gains) and losses in 2000 of $(8.1) million is principally comprised of a pretax gain on the sale of Superior Pool
                               Products and certain acquisition-related costs.

(4) Represents the results of operations, net of tax, of the Hickson organics division for September through December 2001.

(5) Extraordinary Gain, net of tax in 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through the payment of $3.0 million, net of related taxes of $0.9 million.

(6) Reflects the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(7) In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Unaudited pro forma net income per share for the periods 1997 and 1998 reflects the pro forma effects of borrowings assuming $75 million was outstanding and that the Company has seasonal weighted average borrowings related to the HTH water products segment of $20 million at an aggregate effective rate of 7%. Unaudited pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.

(8) The annual dividend rate was $0.80 per share in 2001, 2000 and 1999. 1999 dividends represent three quarterly payments.

(9) Represents earnings before interest, taxes, depreciation and amortization, excludes special items and unremitted earnings of 50% or less owned affiliates and includes the operating results of the Hickson organics division since the date of acquisition. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.

(10) The effective tax rate in 2001 and 2000 of 48.6% and 29.2%, respectively, excludes special items, loss from discontinued operations and cumulative effect of change in accounting.

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

RESULTS OF OPERATIONS

CONSOLIDATED

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                              (IN MILLIONS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Sales.......................................................   $920.8     $941.2     $912.2
Gross Margin (1)............................................    254.0      249.6      246.2
Selling and Administration (2)..............................    197.0      172.0      163.8
Amortization of Intangibles.................................     10.7        5.9        4.1
Research and Development....................................     25.4       17.1       17.7
Equity in (Earnings) of Affiliated Companies................     (3.3)      (7.8)      (5.8)
Special Items:
  Impairment Charge.........................................       --       31.0         --
  Restructuring.............................................      1.5       34.0         --
  Other (Gains) and Losses..................................      1.0       (8.1)        --
Interest Expense, net.......................................     17.7       13.0        4.9
Income Tax Expense (Benefit)................................      2.2       (8.0)      20.8
Loss from Discontinued Operations, net of tax...............     (2.9)        --         --
Extraordinary Gain, net of tax (3)..........................       --         --        1.3
Cumulative Effect of Accounting Change, net of tax..........     (0.2)        --         --
                                                               ------     ------     ------
Net Income (Loss)...........................................   $ (1.3)    $  0.5     $ 42.0
                                                               ======     ======     ======
Basic Income (Loss) Per Share...............................   $(0.06)    $ 0.02     $ 1.83
Diluted Income (Loss) Per Share.............................   $(0.06)    $ 0.02     $ 1.82
Weighted Average Common Stock Outstanding:
Basic.......................................................     22.3       22.3       23.0
Diluted.....................................................     22.4       22.3       23.1
The following table reconciles diluted income (loss) per
  share to diluted income per share excluding special items, discontinued operations, extraordinary gain and cumulative effect of accounting change:
Diluted Income (Loss) Per Share.............................   $(0.06)    $ 0.02     $ 1.82
                                                               ------     ------     ------
Special Items:
  Restructuring Charge, Impairment Charge and Other (Gains)
     and Losses, net of tax.................................     0.07       1.56         --
  Inventory Write-down, net of tax..........................       --       0.08         --
Loss from Discontinued Operations, net of tax...............     0.13         --         --
Extraordinary Gain, net of tax..............................       --         --      (0.06)
Cumulative Effect of Accounting Change, net of tax..........     0.01         --         --
                                                               ------     ------     ------
                                                                 0.21       1.64      (0.06)
                                                               ------     ------     ------
Diluted Income Per Share Excluding Special Items,
  Discontinued Operations, Extraordinary Gain and Cumulative
  Effect of Accounting Change...............................   $ 0.15     $ 1.66     $ 1.76
                                                               ======     ======     ======
EBITDA (4)..................................................   $ 91.3     $106.2     $106.7
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

(3) Extraordinary gain, net of tax in 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through a payment of $3.0 million, net of related taxes of $0.9 million.

(4) Represents earnings before interest, taxes, depreciation and amortization, excludes special items and unremitted earnings of 50% or less owned affiliates and includes the operating results of the Hickson organics division since the date of acquisition. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales decreased 2.2%, or $20.4 million. Excluding the decrease due to the divestiture of Superior Pool Products, Inc. ("SPPI") (approximately $54 million), the exit of certain unprofitable process chemical product lines (approximately $40 million) and the increase due to the impact of the acquisitions of Hickson and Brooks (approximately $173 million), sales decreased $99.5 million or 13% primarily due to a decrease in volumes in the microelectronic materials, performance urethanes and HTH water products businesses.

     Gross margin percentage was 27.6% and 26.5% for 2001 and 2000, respectively. Excluding the $3.0 million inventory write-down, 2000 gross margin percentage was 26.8%. The increase in percentage was due to the inclusion for the full year of the higher margin Hickson and Brooks businesses, the disposition of a low margin business (SPPI), higher margins in the microelectronic materials segment due to the restructuring of the process chemical business, partially offset by unfavorable manufacturing costs and the absence of income related to the BASF contract. Manufacturing costs were unfavorable due to higher unabsorbed energy and manufacturing costs as a result of lower contract manufacturing at the performance urethanes business and unabsorbed fixed costs at the HTH water products business because of an extended plant maintenance shutdown and lower production, partially offset by the favorable impact of a $5.0 million LIFO inventory decrement due to reduced inventory levels.

     Selling and administration expenses as a percentage of sales increased to 21.4% in 2001 from 18.3% in 2000, due to the lower sales. Excluding the impact of the acquisitions and disposition that occurred in 2000, selling and administrative expenses decreased approximately $9 million. The decrease is primarily due to lower selling expenses associated with the microelectronic materials segment.

     Amortization of intangibles increased $4.8 million primarily due to the 2000 acquisitions.

     Research and development expenses increased $8.3 million primarily due to the inclusion of expenses related to Hickson and Brooks (approximately $5 million) as well as higher expenditures associated with HTH water products and the photopolymers businesses for new product development.

     Equity in earnings of affiliated companies decreased $4.5 million due to significantly lower profits from FUJIFILM Arch, partially offset by a full year of profits from Koppers Arch Investments Pty Limited, which was acquired as part of Hickson.

     Restructuring in 2001 consists of a $2.4 million charge for headcount reductions at corporate and at the performance urethanes business, offset by a ($1.5) million reduction of the estimated remaining liability for the 2000 restructuring program. The Company anticipates future annual cost savings of over $2 million relating to the 2001 work force reductions. In addition, 2001 restructuring includes retention payments to employees associated with the restructuring of the process chemicals business, offset by the reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000. Restructuring in 2000 relates to restructuring of the process chemical business, the write-off of certain costs associated with the biocides business and other headcount reductions.

     Other gains and losses in 2001 represents the write-off of an investment in GlobalBA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001. Other gains and losses in 2000 includes $2.5 million of costs related to the acquisition and integration of Hickson's operations, and a gain of $10.6 million, principally related to the sale of SPPI.

     Interest expense, net was $17.7 million in 2001 compared to $13.0 million in 2000. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisitions, partially offset by overall lower effective interest rates and lower working capital borrowing requirements.

     Excluding special items, discontinued operations and the cumulative effect of accounting change, the effective tax rate on income increased to 48.6% in 2001 from 29.2% in 2000, primarily due to the impact of non-tax deductible items on lower earnings.

     Loss from discontinued operations, net of tax includes the results of operations of the Hickson organics division and interest expense allocated to this business for September through December 2001. The net earnings (losses) related to the Hickson organics division during the holding period through August 2001 are not included in the Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value. The post-acquisition income for the period from January 1, 2001 through August 31, 2001 associated with these assets held for sale was $3.8 million. In addition, interest expense of $3.8 million was allocated to the Hickson organics division for the eight-month period ended August 31, 2001. See Note 5 of Notes to Consolidated Financial Statements.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. Such adoption of SFAS 133 in 2001 resulted in a cumulative pre-tax reduction to income of $0.4 million ($0.2 million after-tax).

     Effective January 1, 2002, the Company is required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which replaces the amortization of goodwill and other intangible assets with indefinite lives with periodic testing for impairment of those assets. The Company expects that the application of the non-amortization provisions of SFAS 142 will result in a decrease in annual amortization of goodwill and other intangibles of approximately $7 million.

  2002 OUTLOOK

     The Company expects a gradual economic recovery starting in the second half of the year. In addition, the Company's direct-to-retail distribution strategy in HTH water products is expected to shift sales, traditionally in the first quarter, to the second quarter and the microelectronics materials segment is not expected to improve from its depressed levels until the second half of the year. As a result, the Company anticipates earnings per share for the first quarter of 2002 will be in the breakeven range excluding a restructuring charge. Sales for the full-year 2002 are expected to increase 4% to 6% compared to 2001. For the full year, earnings per share from continuing operations are expected to be in the range of $0.50 to $0.75. The earnings benefit from the adoption of SFAS 142, for goodwill and other intangible assets, will be more than offset by higher insurance premiums, pension costs and interest expense. In addition, EBITDA is expected to be in the $95 to $105 million range while capital spending is expected to be in the $45 million range. See also Cautionary Statements Under Federal Securities Laws.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

     Sales increased 3.2%, or $29.0 million. Excluding the net impact of the acquisitions of Hickson International PLC ("Hickson") and Brooks Industries' personal care intermediates business ("Brooks") (approximately $69 million) and the divestiture of Superior Pool Products, Inc. ("SPPI"), sales decreased $10.5 million or 1.3% due to a slight decrease in both volumes and prices. Higher volumes in the microelectronic materials segment and the biocides business, were offset by lower volumes in the HTH water products segment and in the hydrazine business. Slightly higher prices in the performance products and other specialty products segments were offset by slightly lower prices in the HTH water products and microelectronic materials segments.

     Gross margin percentage was 26.5% in 2000 and 27.0% in 1999. Excluding the $3.0 million inventory write-down in 2000, gross margin percentage was 26.8%, as higher manufacturing and raw material costs were partially offset by higher margin contribution from the acquisitions.

     Selling and administration expenses as a percentage of sales increased to 18.3% in 2000 from 18.0% in 1999. Excluding the impact of the acquisitions and divestiture in 2000 and the nonrecurring expenses in 1999, selling and administration expenses decreased in amount (approximately $2 million) and, as a percentage of sales, were comparable to 1999. The decrease in amount is primarily due to lower administrative expenses which offset higher selling and advertising expenses.

     In October 2000, the Company concluded its analysis of strategic options related to its process chemicals business by announcing a major restructuring of this business. This restructuring plan consolidated facilities, including the shutdown of the European process chemicals facility located in Zwijndrecht, Belgium, downsized product offerings, significantly reduced the workforce, and focused on a formulated products strategy being supplied from the Company's downsized Mesa, Arizona facility. The restructuring is expected to improve operating margins to approximately 10% of sales, while reducing sales by more than 75%. In addition, the Company recorded certain charges related to severance and other benefit-related costs at other businesses, including corporate, as well as the write-off of certain costs related to the biocides business.

     The impairment charge of $31.0 million represents the charge associated with the write-down of certain property, plant and equipment to fair value in connection with the restructuring of the process chemicals business. See Note 21 of the Notes to Consolidated Financial Statements.

     Restructuring costs totaling $34.0 million consist of $8.9 million for costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 million related to the biocides business for the write-off of certain costs associated with the decision to abandon construction of a facility in China, the completion of a consolidation study, and additional headcount reductions, and $11.0 million related to headcount reductions at other businesses and corporate. Total headcount reductions affect approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13 million. Annual cost savings expected to be realized as a result of the restructuring programs are estimated at between $10 and $15 million.

     Other (gains) and losses includes $2.5 million of costs related to the acquisition and integration of Hickson's operations, and a gain of $10.6 million, principally related to the sale of SPPI.

     Research and development expenses decreased primarily due to lower expenditures related to CMP slurry research and development due to the formation of the Planar Solutions LLC ("Planar") joint venture, partially offset by the inclusion of expenses related to Hickson and Brooks ($1.5 million).

     Equity in (earnings) of affiliated companies increased $2.0 million due to the overall favorable performance of the Company's joint ventures, primarily FUJIFILM Arch.

     Interest expense, net was $13.0 million in 2000 compared to $4.9 million in 1999. The increase was primarily due to higher debt levels directly related to the Hickson and Brooks acquisitions, and overall higher interest rates.

     Excluding special items, the effective tax rate decreased to 29.2% in 2000 from 33.8% in 1999, due to a research and development credit received as a result of a tax study undertaken in 2000.

     The net earnings (losses) related to the Hickson organics division during the holding period are not included in the Consolidated Statements of Income as of December 31, 2000, but have been recorded as an adjustment to the net asset value. The post-acquisition loss for the period ended December 31, 2000 associated with these assets held for sale was $3.5 million. In addition, interest expense of $2.1 million was allocated to the Hickson organics division for the period ended December 31, 2000. See Note 5 of Notes to Consolidated Financial Statements.

     Arch has organized its business portfolio into five segments: microelectronic materials, HTH water products, treatment products, performance products and other specialty products.

MICROELECTRONIC MATERIALS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales......................................................  $158.9   $233.6   $224.9
Operating Income (Loss)....................................    (7.4)    10.5      0.9

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales decreased 32.0% and operating results decreased by $17.9 million. The sales decrease was principally due to lower demand for customer products and the exit of certain unprofitable process chemical product lines in conjunction with the restructuring announced in the fourth quarter of 2000, which was completed in 2001. Excluding the effect of the restructuring, sales were approximately 20% lower, primarily due to the downturn in the semiconductor industry, which reduced volumes in all product lines except polyimides.

     The decrease in operating results was due to the lower sales, significantly lower profit ($4.7 million) from the Company's joint venture, FUJIFILM Arch, and higher research and development expenditures for new product development, partially offset by lower selling and manufacturing costs resulting from cost reduction initiatives including employee furloughs and lower operating and depreciation expenses as a result of the restructuring of the process chemicals business.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

     Sales increased 3.9% and operating income increased significantly. Excluding the impact of the process chemicals business, sales increased 7.4% and operating income improved 42.2% as the increase in sales and favorable joint venture performance (FUJIFILM Arch), more than offset higher manufacturing costs, including those associated with a new supply agreement. The sales increase was driven principally by higher volumes of photoresists, including Deep UV, and ancillaries, as well as strong demand for thin film equipment and chemical management services. Process chemicals reported sales of $71.3 million and an operating loss of $6.0 million in 2000 compared with sales of $73.8 million and an operating loss of $10.7 million in 1999.

     The Company's restructuring of the process chemicals business has been achieved through the consolidation of manufacturing facilities, the reduction of product offerings, and associated workforce reductions. In this regard, the Company's Belgian process chemicals operation has been shut down and strategic customers are being supplied from the Company's Mesa, Arizona facility, which has been downsized. The focus of this business is now on formulated specialty process chemicals. As a result of the restructuring of the process chemicals business, the Company recorded a $42.9 million pretax charge during 2000, including a $3.0 million charge associated with the write-down of certain inventories (reflected in Cost of Goods Sold). See Note 21 of Notes to the Consolidated Financial Statements for more information regarding the restructuring of process chemicals.

HTH WATER PRODUCTS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales:
  HTH Water Products.......................................  $208.2   $244.3   $252.6
  SPPI.....................................................      --     54.1     84.0
                                                             ------   ------   ------
  Total Sales..............................................   208.2    298.4    336.6
Operating Income (Loss):
  HTH Water Products.......................................    (2.2)    22.6     27.0
  SPPI.....................................................      --      2.5      3.7
                                                             ------   ------   ------
  Total Operating Income (Loss)............................    (2.2)    25.1     30.7

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales decreased 30.2% and operating results decreased by $27.3 million. Excluding the results of SPPI, which was sold in 2000, sales decreased 14.8% and operating results decreased by $24.8 million. Sales decreased primarily due to lower branded (HTH(R) and J3(TM)) and non-branded calcium hypochlorite volumes. The lower volumes were due to excess inventory from the 2000 pool season, a consolidation of the Company's third-party distributor locations, customer destocking and a change in distribution strategy which negatively impacted fourth quarter sales. The Company's change in distribution strategy from utilizing distributors to directly shipping to retail channels has postponed traditional distributor program early winter sales to spring retail sales.

     Operating income decreased primarily due to the lower sales, higher research and development costs for new product development, unfavorable manufacturing costs and additional costs associated with the launch of new brand products. The unfavorable manufacturing costs were principally a result of unfavorable fixed cost absorption due to an extended plant maintenance shutdown in a continued effort to reduce inventory levels, partly offset by lower fixed cost spending and the benefit of a LIFO inventory decrement.

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

TREATMENT PRODUCTS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              -------   -------   ------
                                                                   ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales.......................................................  $233.7    $136.7    $95.0
Operating Income............................................    26.8      12.3      7.0

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales increased $97.0 million primarily due to the inclusion of sales associated with Hickson's wood protection business and Brooks' personal care intermediates business for the full year (approximately $106 million), offset by lower biocides sales. Lower custom chemicals sales as a result of the discontinuance of certain product lines ($8.4 million) and lower antidandruff pricing were partially offset by higher marine antifoulant paint and antidandruff volumes. Operating income increased significantly as a result of the acquisitions, lower manufacturing and selling costs due to cost reduction initiatives and the benefit of a LIFO inventory decrement as a result of reduced inventory levels.

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

PERFORMANCE PRODUCTS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales......................................................  $241.1   $196.7   $165.9
Operating Income...........................................     4.3     21.8     28.0

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales increased $44.4 million due to the inclusion of sales associated with Hickson's coatings business (approximately $67 million), partially offset by lower performance urethanes sales. Performance urethanes sales decreased 14% principally due to the absence of sales related to the BASF contract, lower performance polyol volumes and lower contract manufacturing, as a result of poor economic conditions.

     Operating income decreased $17.5 million. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes due to the lower sales, the absence of income ($11.4 million) related to the BASF contract which was completed on December 31, 2000 and higher unabsorbed energy and manufacturing costs due to lower contract manufacturing. Lower operating results were partially offset by the $2.5 million contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco and the benefit of a LIFO inventory decrement as a result of reduced inventory levels.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

     Sales increased 18.6% due to the sales associated with the acquisition of Hickson's coatings business (approximately $33 million), partially offset by slightly lower performance urethanes sales. Performance urethanes' sales decreased due to lower volumes in most product lines, partially offset by higher volumes in Latin America. Operating income decreased significantly. The operating income contribution from the coatings business was more than offset by lower results from performance urethanes due to lower sales, including lower contract manufacturing fees, and higher energy and raw material costs. These factors were offset somewhat by additional income of $1.9 million recorded under the BASF contract due to lower than anticipated expenses incurred upon completion of the contract on December 31, 2000.

OTHER SPECIALTY PRODUCTS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales.......................................................  $78.9    $75.8    $89.8
Operating Income............................................   11.7      6.4     13.9

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales increased 4.1% and operating income increased $5.3 million.

     Hydrazine sales were 14.4% higher primarily due to higher propellant revenues associated with the new contract with the U.S. government, partially offset by lower hydrate volumes in Asia due to depressed market conditions. Operating income increased significantly due to the higher sales and lower selling and administration expenses, partly offset by unabsorbed costs due to lower production, higher energy costs and unrealized losses related to natural gas futures contracts.

     Sulfuric acid sales decreased 5.3% due to lower volumes as a result of unfavorable product mix compared to the prior year and customer operating difficulties. Operating income was lower primarily due to lower sales.

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

ENVIRONMENTAL

     The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous wastes and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. Federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected, and will continue to affect, substantially all of the Company's U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required, and will continue to require, new capital expenditures and will increase operating costs.

     The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company's current facilities and certain off-site locations. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying Consolidated Financial Statements.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 2001, 2000 and 1999 but may be material to net income in future years.

     The Company has not incurred cash outlays for remedial and investigatory activities associated with certain former waste sites and past operations since Olin is responsible for these obligations. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for remedial activities are charged to reserves. Historically, the Company has funded its environmental capital expenditures through cash flows from operations and expects to do so in the future. Cash outlays for environmental related activities for 2001, 2000 and 1999 were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
ENVIRONMENTAL CASH OUTLAYS
Capital Projects............................................  $ 5.9    $ 8.1    $ 2.4
Plant Operations............................................   11.7      9.5      9.7
Remedial Activities.........................................    4.4      2.5      0.4
                                                              -----    -----    -----
Total Environmental Cash Outlays............................  $22.0    $20.1    $12.5
                                                              =====    =====    =====

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $12.6 million at December 31, 2001, of which $4.1 million are classified as current liabilities and $17.5 million at December 31, 2000, of which $3.0 million are classified as current liabilities. The Company's estimated environmental liability relates to 11 sites, eight of which are in the United States and none of which are on the U. S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $10 million to $15 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. A portion of the increase in environmental cash outlays during 2000 and 2001 was associated with a remediation project at the Company's Conley, GA wood treatment facility. Total cash outlays since its acquisition (capital and remedial) were approximately $5.4 million. The project was substantially complete as of December 31, 2001. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2001, the Company had estimated additional contingent environmental liabilities of $3.0 million.

LEGAL MATTERS

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment of approximately $8.5 million plus interest, in a lawsuit associated with a wood preservative spillage in 1994. In 2001, the judgment was reversed on the successful appeal by the Company and remanded for a new trial on damages. The judgment and related interest is included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

     During 2001, three purported class action lawsuits were filed against several chromated copper arsenate ("CCA") manufacturers, including the Company, and others regarding the marketing and use of CCA-treated wood. A fourth was filed in February 2002. These lawsuits are in their early stages of discovery and none of these cases has been certified by the court as a class action. Generally, these lawsuits allege various causes of action based in tort, warranty and statutory consumer protection acts and seek various remedies. These cases are subject to a number of uncertainties and as a result their impact, if any, is difficult to assess. Based on the information currently available to the Company, the Company does not believe these cases are likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

BUSINESS AND CREDIT CONCENTRATIONS

     Sales of the Company's microelectronic materials products segment are dependent upon the economic conditions of the semiconductor industry. Changes in this industry may significantly affect management's estimates of current and future operating results.

     A significant portion of sales of each of the HTH water products and treatment segments is dependent upon one customer. Although sales to these two customers are individually less than 10% of the Company's 2001 consolidated sales, the loss of either of these customers could have a material adverse effect on the operating results of the respective segment if such customer was not replaced.

     In February 2002, the Company announced that it will seek to amend its registration with the U.S. EPA for CCA, a traditional wood preservative used for the past 60 years to protect treated wood against termites and rotting. The requested amendment would provide for a voluntary transition to a new generation of wood preservatives for use in non-industrial wood products over approximately the next two years. Although the Company views this as a growth opportunity for its wood protection business, a risk exists that new sales of the CCA alternative product will not replace historical sales of the CCA product.

     Sales of the HTH water products segment are seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. In addition, for the 2002 pool season the HTH water products segment has changed its distribution strategy from utilizing distributors to directly shipping to retail channels. This will shift the traditional timing of sales amongst quarters.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

     Prior to and up to the Distribution, the Company's financing requirements were provided by Olin.

CASH FLOW DATA

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------   --------   ------
                                                                   ($ IN MILLIONS)
PROVIDED BY (USED FOR)
Net Operating Activities from Continuing Operations.........  $92.3      $74.9    $58.7
Capital Expenditures........................................  (44.9)     (62.0)   (58.9)
Businesses Acquired, net of Cash............................   (2.9)    (178.4)    (8.0)
Net Investing Activities....................................  (47.7)    (217.0)   (67.0)
Debt Borrowing (Repayments).................................  (39.6)     171.1     17.1
Net Financing Activities....................................  (55.3)     144.2     13.8

     For 2001, the increase in cash flow provided by net operating activities from continuing operations was attributable to significantly increased cash flows as a result of the Company's focus on reducing investment in working capital and the restructuring of the process chemicals business, partially offset by lower cash earnings and $14.5 million of restructuring related payments.

     For 2000, the increase in cash flow from net operating activities was primarily attributable to the Company's focus on reduced investment in working capital. Lower accounts receivable levels due primarily to increased collection activity, as well as the Company's ability to manage its inventory in response to decreased demand, were the main contributors to the reduced investment in working capital.

     Cash used by assets held for sale was $2.7 million in 2001 compared to cash provided of $4.8 million in 2000.

     Capital expenditures for 2001 decreased 27.6% as compared to 2000 due to lower discretionary expenditures associated with the treatment products, microelectronic materials and water products segments.

     Capital expenditures for 2000 increased 5.3% compared to the prior year, primarily due to the Hickson acquisition.

     Capital expenditures for 2002 are expected to be in the $45 million range.

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

     In April 2000, the Company formed Planar Solutions, a joint venture with Wacker Silicones Corporation, to produce and market chemical mechanical planarization slurry products used in the advanced computer chip manufacturing process. The Company contributed cash of approximately $3.4 million and intellectual property to the venture.

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

     Cash used by financing activities in 2001 was principally due to net repayments of debt of $39.6 million and dividends paid to shareholders of $17.7 million.

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

     At December 31, 2001, the Company had three credit facility agreements. These included an unsecured $125 million revolving five-year credit facility ("Five-year Facility"), which expires in January 2004, an unsecured $125 million 364-day facility ("364-day Facility"), which expired in January 2001 and was subsequently renewed (see below), and a $225 million revolving credit facility ("Acquisition Facility") which expires in March 2002 which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the "Credit Facilities"). As of December 31, 2001, the Credit Facilities contained quarterly leverage ratio (debt/EBITDA) covenants of 3.5, interest coverage ratio (EBITDA/interest) covenants of 3.0, and restricted the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances ($15.1 million at December 31, 2001). As of December 31, 2001, facility fees are payable on the Credit Facilities and range from 0.125% to 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.325% to 1.15%. At December 31, 2001, the Company had approximately $189 million of available borrowings under the Credit Facilities.

     In January 2002, the Company renewed its existing 364-day facility in the amount of $87.5 million, which now expires in January 2003 and amended certain prospective financial covenants of this facility and the Five-year Facility to reflect the seasonality of its portfolio. The quarterly leverage ratio has been increased to 4.5 for the first quarter of 2002, with gradual reductions to 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40 million plus 50% of cumulative net income under certain circumstances beginning December 31, 2001.

     At December 31, 2001, the Company had $7.4 million of outstanding letters of credit and $3.4 million of letters of guarantee, including $2.4 million of Planar Solutions (a joint venture) borrowings. The Company has agreed to guarantee up to $5.0 million of Planar borrowings as of December 31, 2001.

     In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. The Company will retain servicing responsibility for accounts receivable collections. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold will be reflected as a sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." See Note 22 of Notes to Consolidated Financial Statements. The accounts receivable securitization program provides another source of funding for the Company and is expected to lower overall funding costs.

     In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements through December 31, 2002. The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. Proceeds from the issuance of these notes have been used to pay down debt, including the acquisition facility. See Note 22 of Notes to Consolidated Financial Statements.

     The Company believes that the Credit Facilities and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage or interest coverage ratio covenants which could trigger a default condition under its debt agreements.

     On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through December 31, 2001, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program has been suspended since 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the Hickson organics businesses.

     The Hickson organics businesses have been valued on the consolidated balance sheet at estimated net selling price. In addition, in accordance with APB No. 16, "Business Combinations", the Company has estimated the net future results of operations of these businesses through disposition date and accordingly, no reserve for future losses has been recorded at this time. The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements and could result in future gains or losses from discontinued operations or from disposal of these businesses. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company's ability to dispose of either business within the time, price and manner originally estimated, the retention of key customers during the divesture period and environmental matters.

     In addition, the Company continues to actively work on completing the sale of these assets during 2002. However, due to the current poor market conditions, it is possible that they may not be sold by such date. If the sale does not occur by the end of the third quarter, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations, which could have a material effect on the Company's cash flows and results of continuing operations but which will have no impact on cash flows and results of operations of the total Company. The proceeds from the sale of the Hickson organics businesses are expected to be used to reduce debt levels.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million, which approximated book value. These assets are included in Assets Held For Sale on the accompany Consolidated Balance Sheets. Proceeds from the sale of these assets have been used to pay down debt. See Note 22 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are based on the accounting policies used. Certain accounting policies require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company's financial condition and results and that require subjective or complex estimates by management. These include the valuation of assets and the estimation of environmental liabilities and expenditures.

     The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses, change in business strategy, etc.) indicate that their carrying value may not be recoverable. This assessment is based on estimates of future cash flows, salvage values or net sales proceeds. These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management estimates.

     Liabilities for environmental matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These estimates take into account current law, existing technologies and management's judgment about future changes in regulation. For additional information, see the Environmental discussion on page 26.

     For additional information about significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. Any impairment loss as of the adoption date will be recognized as a cumulative effect of change in accounting principle in 2002. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. The adoption of SFAS 141 had no effect. The Company expects that the application of the non-amortization provisions of SFAS 142 will result in a decrease in annual amortization of goodwill and other intangibles by approximately $7 million. The Company has not yet determined the extent of the impact of the other provisions of SFAS 142, if any.

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

     In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company is required to adopt the provisions of SFAS 144 effective January 1, 2002 and does not expect the impact to be material.

EURO CONVERSION

     On January 1, 1999, twelve of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. Conversion to the euro has not had, and is not expected to have, a material impact on the Company's business, operations, or financial position.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All the currency derivatives expire within one year. At December 31, 2001, the Company had no forward contracts to either buy or sell foreign currencies. At December 31, 2000, the Company had forward contracts to sell foreign currencies with notional amounts of $0.6 million, and forward contracts to buy foreign currencies with notional amounts of $3.9 million. At December 31, 2001 and 2000 the Company had no outstanding option contracts to sell or buy foreign currencies.

     In connection with the acquisition of Hickson, the Company acquired forward contracts to sell foreign currencies with notional amounts of $3.5 million, all of which were denominated in currencies other than the U.S. dollar. These contracts expired during the first quarter of 2001. The fair values of these forward contracts approximated their carrying values at December 31, 2000.

     In connection with the acquisition of Hickson, the Company also acquired certain interest rate swaps related to the assumed debt. The counterparties to the swap agreements were major financial institutions. As a result of the Company's repayment of substantially all of the acquired debt of Hickson, the Company cancelled the swaps in January 2001. As of December 31, 2000, the net market value of the interest rate swaps was $(0.3) million.

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 as of January 1, 2001. In accordance with SFAS 133, derivative instruments are recognized as assets or liabilities in the Company's balance sheet and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives which do not qualify as a hedge for accounting purposes are recognized in current period earnings. Based upon the Company's current policies of hedging market risks as discussed under Item 7A, the adoption of SFAS 133 did not have a material effect on the Company's results of operations, cash flows or financial position. However, the adoption of SFAS 133 may cause increased volatility in the Company's results of operations in the future, if the Company changes its policies or enters into new derivative instruments, which do not meet the requirements for "hedge" accounting under SFAS 133.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

     The information in this Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in the second half of 2002 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; strengthening of the U.S. dollar against the euro; customer acceptance of new products, efficacy of new technology, changes in U.S. laws and regulations, increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; further deterioration in the semiconductor industry and lack of recovery in the second half of 2002; unfavorable court, arbitration or jury decisions, the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; gains or losses on derivative instruments; and the inability of the Company to sell the Hickson organics Castleford, England operation at its desired price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

INTEREST RATES

     The Company is exposed to interest rate risk on its borrowings, which are primarily at floating rates. Based upon the expected levels of borrowings under these facilities in 2002, an increase in interest rates of 100 basis points would decrease the Company's results of operations and cash flows by approximately $2 million.

     In March 2002, the Company refinanced $211.0 million of its floating rate debt with fixed rate borrowings. See Note 22 of Notes to Consolidated Financial Statements.

FOREIGN CURRENCY RISK

     Approximately 30 percent of the Company's sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company's equity investments and its respective share of earnings (losses), the Company's net investment in foreign subsidiaries, translation of the Company's foreign operations for U.S. GAAP reporting purposes and purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Canadian dollar and Japanese yen). It is the Company's policy to hedge approximately 60% to 80% of these transactions. The counterparties to the options and contracts are major financial institutions.

     At December 31, 2001, the Company had no forward contracts to either buy or sell foreign currencies.

     In connection with the acquisition of Hickson, the Company acquired forward contracts to sell foreign currencies with notional amounts of $3.5 million, all of which were denominated in currencies other than the U.S. dollar. These contracts expired during the first quarter of 2001. The fair values of these forward contracts approximated their carrying values at December 31, 2000.

     Holding other variables constant, if there were a 10 percent adverse change in foreign currency exchange rates, the net effect on the Company's cash flows would be a decrease of between $2 million to $3 million, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company's results of operations for interim periods in the future, if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

COMMODITY PRICE RISK

     The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At December 31, 2001, the Company had forward contracts to purchase natural gas with notional amounts of $1.7 million. The fair value of these contracts is included in Accrued Liabilities on the accompanying Consolidated Balance Sheet. A 10 percent change in the forward price of natural gas would increase or decrease the fair value of these forward contracts by approximately $0.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Arch Chemicals, Inc.:

     We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity (equity prior to the distribution) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Stamford, CT
January 23, 2002, except as to
information in Notes 1, 2, 5,
11 and 22, for which the
date is March 21, 2002

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

     In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management, the internal auditors and the independent auditors to review internal accounting controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent auditors.

MICHAEL E. CAMPBELL                           LOUIS S. MASSIMO
Chairman of the Board, President              Vice President and Chief Financial Officer
and Chief Executive Officer

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------   ----------
                                                              (IN MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS)
                                      ASSETS
Current Assets:
  Cash and Cash Equivalents.................................   $  4.0     $   19.1
  Accounts Receivables, net.................................    162.6        212.7
  Inventories, net..........................................    131.1        164.7
  Other Current Assets......................................     25.6         39.2
  Assets Held For Sale......................................     53.5         80.1
                                                               ------     --------
     Total Current Assets...................................    376.8        515.8
Investments and Advances -- Affiliated Companies at
  Equity....................................................     27.2         32.6
Property, Plant and Equipment, net..........................    332.4        330.8
Goodwill....................................................    131.6        172.8
Other Intangibles...........................................     64.4         10.5
Other Assets................................................     19.6         11.1
                                                               ------     --------
     Total Assets...........................................   $952.0     $1,073.6
                                                               ======     ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings.....................................   $ 38.5     $   95.8
  Accounts Payable..........................................    111.3        143.5
  Accrued Liabilities.......................................     85.3        104.2
                                                               ------     --------
     Total Current Liabilities..............................    235.1        343.5
Long-Term Debt..............................................    265.1        247.6
Other Liabilities...........................................     64.3         62.7
                                                               ------     --------
     Total Liabilities......................................    564.5        653.8
Commitments and Contingencies
Shareholders' Equity:
  Common Stock, par value $1 per share, Authorized 100.0
     shares:
     22.2 shares issued and outstanding in 2001 (22.1 in
      2000).................................................     22.2         22.1
  Additional Paid-in Capital................................    424.4        423.3
  Retained Earnings (Deficit)...............................    (12.5)         6.5
  Accumulated Other Comprehensive Loss......................    (46.6)       (32.1)
                                                               ------     --------
     Total Shareholders' Equity.............................    387.5        419.8
                                                               ------     --------
     Total Liabilities and Shareholders' Equity.............   $952.0     $1,073.6
                                                               ======     ========

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                (IN MILLIONS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Sales.......................................................  $920.8   $941.2   $912.2
Cost of Goods Sold..........................................   666.8    691.6    666.0
Selling and Administration..................................   197.0    172.0    163.8
Amortization of Intangibles.................................    10.7      5.9      4.1
Research and Development....................................    25.4     17.1     17.7
Equity in (Earnings) of Affiliated Companies................    (3.3)    (7.8)    (5.8)
Special Items:
  Impairment Charge.........................................      --     31.0       --
  Restructuring.............................................     1.5     34.0       --
  Other (Gains) and Losses..................................     1.0     (8.1)      --
                                                              ------   ------   ------
  Income From Continuing Operations Before Interest, Taxes,
     Extraordinary Gain and Cumulative Effect of Accounting
     Change.................................................    21.7      5.5     66.4
Interest Expense............................................    18.4     13.8      5.7
Interest Income.............................................     0.7      0.8      0.8
                                                              ------   ------   ------
  Income (Loss) From Continuing Operations Before Taxes,
     Extraordinary Gain and Cumulative Effect of Accounting
     Change.................................................     4.0     (7.5)    61.5
Income Tax Expense (Benefit)................................     2.2     (8.0)    20.8
                                                              ------   ------   ------
  Income From Continuing Operations Before Extraordinary
     Gain and Cumulative Effect of Accounting Change........     1.8      0.5     40.7
Loss from Discontinued Operations (net of taxes of
  $(1.4))...................................................    (2.9)      --       --
Extraordinary Gain (net of taxes of $0.9)...................      --       --      1.3
Cumulative Effect of Accounting Change (net of taxes of
  $(0.2))...................................................    (0.2)      --       --
                                                              ------   ------   ------
  Net Income (Loss).........................................  $ (1.3)  $  0.5   $ 42.0
                                                              ======   ======   ======
Net Income (Loss) Per Share -- Basic:
  Continuing Operations Before Extraordinary Gain and
     Cumulative Effect......................................  $ 0.08   $ 0.02   $ 1.77
  Discontinued Operations...................................   (0.13)      --       --
  Extraordinary Gain........................................      --       --     0.06
  Cumulative Effect of Accounting Change....................   (0.01)      --       --
                                                              ------   ------   ------
  Net Income (Loss).........................................  $(0.06)  $ 0.02   $ 1.83
                                                              ======   ======   ======
Net Income (Loss) Per Share -- Diluted:
  Continuing Operations Before Extraordinary Gain and
     Cumulative Effect......................................  $ 0.08   $ 0.02   $ 1.76
  Discontinued Operations...................................   (0.13)      --       --
  Extraordinary Gain........................................      --       --     0.06
  Cumulative Effect of Accounting Change....................   (0.01)      --       --
                                                              ------   ------   ------
  Net Income (Loss).........................................  $(0.06)  $ 0.02   $ 1.82
                                                              ======   ======   ======
Weighted Average Common Stock Outstanding -- Basic..........    22.3     22.3     23.0
Weighted Average Common Stock Outstanding -- Diluted........    22.4     22.3     23.1

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000      1999
                                                              ------   -------   ------
                                                                   ($ IN MILLIONS)
OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $ (1.3)  $   0.5   $ 42.0
Adjustments to Reconcile Net Income (Loss) to Net Cash and
  Cash Equivalents Provided by Operating Activities:
  Loss from Discontinued Operations.........................     2.9        --       --
  Equity in Earnings of Affiliates..........................    (3.3)     (7.8)    (5.8)
  Depreciation..............................................    50.6      49.8     49.3
  Amortization of Intangibles...............................    10.7       5.9      4.1
  Deferred Taxes............................................     4.4     (17.6)     2.1
  Deferred Income...........................................      --     (11.4)    (9.5)
  Impairment Charge.........................................      --      31.0       --
  Restructuring.............................................     1.5      34.0       --
  Restructuring Payments....................................   (14.5)     (1.3)      --
  Other (Gains) and Losses..................................     1.0      (8.1)      --
  Change in Assets and Liabilities Net of Purchases and Sale
     of Businesses:
     Receivables............................................    51.8       7.9    (26.7)
     Inventories............................................    30.7       1.7     (7.9)
     Other Current Assets...................................    (0.3)     (1.3)    (1.4)
     Accounts Payable and Accrued Liabilities...............   (44.0)    (12.0)     7.4
     Noncurrent Liabilities.................................    (0.9)      0.5      4.3
Other Operating Activities..................................     3.0       3.1      0.8
                                                              ------   -------   ------
  Net Operating Activities from Continuing Operations.......    92.3      74.9     58.7
Change in Net Assets Held for Sale..........................    (2.7)      4.8       --
                                                              ------   -------   ------
  Net Operating Activities..................................    89.6      79.7     58.7
                                                              ------   -------   ------
INVESTING ACTIVITIES:
Capital Expenditures........................................   (44.9)    (62.0)   (58.9)
Businesses Acquired in Purchase Transactions, Net of Cash
  Acquired..................................................    (2.9)   (178.4)    (8.0)
Proceeds from Sale of Business..............................      --      21.1       --
Disposition of Property, Plant and Equipment................      --       6.3       --
Investments and Advances -- Affiliated Companies at
  Equity....................................................      --      (3.4)      --
Other Investing Activities..................................     0.1      (0.6)    (0.1)
                                                              ------   -------   ------
  Net Investing Activities..................................   (47.7)   (217.0)   (67.0)
                                                              ------   -------   ------
FINANCING ACTIVITIES:
Long-Term Debt Assumed from Olin............................      --        --     75.0
Long-Term Debt Borrowings (Repayments)......................   (55.3)     98.7     (3.4)
Short-Term Borrowings.......................................    15.7      72.4     20.5
Dividends Paid..............................................   (17.7)    (17.8)   (13.8)
Purchases of Arch Common Stock..............................      --      (9.5)    (6.7)
Transfers to Olin...........................................      --        --    (58.1)
Other Financing Activities..................................     2.0       0.4      0.3
                                                              ------   -------   ------
  Net Financing Activities..................................   (55.3)    144.2     13.8
                                                              ------   -------   ------
  Effect of Exchange Rate Changes on Cash and Cash
     Equivalents............................................    (1.7)      0.1     (0.5)
                                                              ------   -------   ------
  Net Increase (Decrease) in Cash and Cash Equivalents......   (15.1)      7.0      5.0
Cash and Cash Equivalents, Beginning of Year................    19.1      12.1      7.1
                                                              ------   -------   ------
Cash and Cash Equivalents, End of Year......................  $  4.0   $  19.1   $ 12.1
                                                              ======   =======   ======
CASH PAID DURING THE YEAR FOR:
  Income Taxes, net.........................................  $  3.1   $   8.2   $ 18.4
  Interest..................................................  $ 25.2   $  13.5   $  5.4

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (EQUITY PRIOR TO THE DISTRIBUTION)

                                                                      EQUITY IN      ACCUMULATED
                            COMMON STOCK    ADDITIONAL   RETAINED      EARNINGS         OTHER           TOTAL
                           --------------    PAID-IN     EARNINGS      PRIOR TO     COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                           SHARE   AMOUNT    CAPITAL     (DEFICIT)   DISTRIBUTION       LOSS           EQUITY       INCOME(LOSS)
                           -----   ------   ----------   ---------   ------------   -------------   -------------   -------------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31,
  1998...................     --      --          --          --       $ 519.0         $(14.5)         $504.5              --
Net Intercompany
  Activity...............     --      --          --          --         (62.6)            --           (62.6)             --
Net Income Prior to the
  Distribution...........     --      --          --          --           4.4             --             4.4          $  4.4
Capitalization of
  Divisional Equity......   23.0   $23.0      $437.8          --        (460.8)            --              --              --
Net Income Subsequent to
  the Distribution.......     --      --          --      $ 37.6            --             --            37.6            37.6
Foreign Currency
  Translation
  Adjustments............     --      --          --          --            --          (12.0)          (12.0)          (12.0)
Stock Options
  Exercised..............     --      --         0.4          --            --             --             0.4              --
Stock Repurchase.........   (0.4)   (0.4)       (6.3)         --            --             --            (6.7)             --
Dividends Paid ($0.60 per
  share in 1999).........     --      --          --       (13.8)           --             --           (13.8)             --
                           -----   -----      ------      ------       -------         ------          ------          ------
Balance at December 31,
  1999...................   22.6    22.6       431.9        23.8            --          (26.5)          451.8            30.0
                                                                                                                       ======
Net Income...............     --      --          --         0.5            --             --             0.5             0.5
Foreign Currency
  Translation
  Adjustments............     --      --          --          --            --           (5.6)           (5.6)           (5.6)
Stock Options
  Exercised..............     --      --         0.4          --            --             --             0.4              --
Stock Repurchase.........   (0.5)   (0.5)       (9.0)         --            --             --            (9.5)             --
Dividends Paid ($0.80 per
  share in 2000).........     --      --          --       (17.8)           --             --           (17.8)             --
                           -----   -----      ------      ------       -------         ------          ------          ------
Balance at December 31,
  2000...................   22.1    22.1       423.3         6.5            --          (32.1)          419.8            (5.1)
                                                                                                                       ======
Net Loss.................     --      --          --        (1.3)           --             --            (1.3)           (1.3)
Foreign Currency
  Translation
  Adjustments............     --      --          --          --            --          (13.6)          (13.6)          (13.6)
Minimum Pension Liability
  Adjustment, net of
  taxes..................     --      --          --          --            --           (0.9)           (0.9)           (0.9)
Stock Options
  Exercised..............    0.1     0.1         1.1          --            --             --             1.2              --
Dividends Paid ($0.80 per
  share in 2001).........     --      --          --       (17.7)           --             --           (17.7)             --
                           -----   -----      ------      ------       -------         ------          ------          ------
Balance at December 31,
  2001...................   22.2   $22.2      $424.4      $(12.5)      $    --         $(46.6)         $387.5          $(15.8)
                           =====   =====      ======      ======       =======         ======          ======          ======

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

     Microelectronic materials are used in creating integrated circuits and chips for advanced electronics. The Company manufactures and supplies a wide range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world. It's products and services include photoresists, polyimides, formulated products, thin film systems, chemical management services, and chemical mechanical planarization products ("CMP") through Planar Solutions, a joint venture with Wacker Silicones Corporation.

     HTH water products produces chemicals for sanitization and treatment of residential and commercial pool water, drinking water and industrial applications. Consumer brands include HTH(R), Sock It(R), Super Sock It(R), Duration(R), Pulsar(R) and Pace(R).

     Treatment products is a full-service, global supplier of wood protection products and services, personal care products and biocide actives. The Company's wood protection business includes a broad array of wood preservation products and services with brand names such as Wolmanized(R), Thompsonized(R), Tanalised(R), Wolmanized(R) Natural Select(TM) and Dricon(R). The personal care biocides business markets products such as Zinc Omadine(R), the most widely used antidandruff agent in the world, as well as personal care intermediates for use in skin and hair care products. The Company's industrial biocides are used in mildew-resistant paints, coatings and lubricants.

     Performance products supply both wood coatings products and a variety of specialty polyols and related products and services for the coatings, adhesives, sealant and elastomer ("CASE") markets. The Company's advanced wood coatings technology offers customers total coating solutions from stains to top coats and include leading brand names such as Sayerlack(R), Linea Blu(R), Aquaflash(R), UV Flash(R) and Tecnoselect(R).

     Other specialty products consist of hydrazine and sulfuric acid. Hydrazine hydrates are used in chemical blowing agents, water treatment chemicals, agricultural products and pharmaceutical intermediates. Propellant-grade hydrazine and hydrazine derivatives are used by NASA, the Air Force and other customers as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. Ultra Pure(TM) hydrazine propellants is the highest purity anhydrous propellant in the industry and can extend the working life of satellites. The sulfuric acid business is a major regional supplier of sulfuric acid regeneration services and virgin sulfuric acid to the U.S. Gulf Coast market.

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

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Olin and the Company entered into a Chlor-Alkali Supply Agreement that provides for the supply by Olin of chlorine and caustic soda. Under the terms of the agreement, Olin will supply all the Company's requirements for chlorine and caustic soda for a five-year period ending in 2003, with extensions unless cancelled on two years' prior notice by either party. Purchases of electrochemical units of chlorine and caustic soda are at a fixed price. The parties have agreed to extend the notice of termination of such agreement to March 31, 2002 and the Company is currently in negotiations for a possible new agreement.

BASIS OF PRESENTATION

     The preparation of the Consolidated Financial Statements requires estimates and assumptions that affect amounts reported and disclosed in the Consolidated Financial Statements and related Notes. Estimates are used when accounting for allowance for uncollectable accounts receivable, inventory obsolescence, depreciation and amortization, employee benefit plans, taxes, impairment of assets, environmental liabilities and contingencies, among others. Actual results could differ from those estimates.

     The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany balances and transactions between entities included in these Consolidated Financial Statements have been eliminated. Investments in 20-50% owned affiliates are accounted for on the equity method.

     The Company has accounted for the organics division, acquired in connection with the acquisition of Hickson International PLC ("Hickson"), in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold" through August 31, 2001 and since then, in accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". As such, the fair value of the net assets of this division have been classified as Assets Held for Sale in the Company's Consolidated Balance Sheet at December 31, 2001 and 2000.

     The Hickson organics businesses have been valued on the consolidated balance sheet at estimated net selling price. In addition, in accordance with APB No. 16, "Business Combinations" ("APB 16"), the Company has estimated the net future results of operations of these businesses through disposition date and accordingly, no reserve for future losses has been recorded at this time. The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements and could result in future gains or losses from discontinued operations or from disposal of these businesses. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company's ability to dispose of either business within the time, price and manner originally estimated, the retention of key customers during the divesture period and environmental matters.

     In addition, the Company continues to actively work on completing the sale of these assets during 2002. However, due to the current poor market conditions, it is possible that they may not be sold by such date. If the sale does not occur by the third quarter, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations, which could have a material effect on the Company's cash flows and results of continuing operations but which will have no impact on cash flows and results of operations of the total Company.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25, which approximated book value. These assets are included in Assets Held For Sale on the accompanying Consolidated Balance Sheets. Proceeds from the sale of these assets have been used to pay down debt (see Note 22).

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 2001 presentation.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Improvements to land........................................  10 to 20 years
Building and building equipment.............................   5 to 25 years
Machinery and equipment.....................................   3 to 12 years

     Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Start-up costs are expensed as incurred.

GOODWILL

     Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized over periods ranging from 20 to 30 years on a straight-line basis.

     The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. Adoption of this pronouncement will eliminate amortization of goodwill. In addition, the Company will be required to periodically test for the impairment of goodwill and to recognize any impairment loss in current operating results.

OTHER INTANGIBLES

     Other intangibles, which consist primarily of patents, trademarks, non-compete agreements, customer relationships and various technology licensing agreements, are amortized on a straight-line basis principally over 2 to 30 years.

     Adoption of SFAS 142 will eliminate amortization of intangible assets with indefinite lives. In addition, the Company will be required to periodically test for the impairment of these assets and to recognize any impairment loss in current operating results.

VALUATION OF ASSETS

     The impairment of tangible and intangible assets is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Asset impairment losses are measured as the excess of the carrying value over the estimated fair value of such assets. The Company periodically reviews the value of its goodwill to determine if any impairment has occurred. Under APB No. 17, "Intangible Assets," the Company also periodically evaluates the future period over which the benefit of goodwill will be received. Any impairment is

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
based on the undiscounted value of future cash flows. In addition, the Company records net gains or losses on sales of assets as a component of operating income.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to reserves. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt approximates book value due to its floating rate interest rate terms. The fair values of currency forward and option contracts, if any, are estimated based on quoted market prices for contracts with similar terms.

DERIVATIVE INSTRUMENTS

     As of January 1, 2001, the Company adopted SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

     In accordance with SFAS 133, derivative instruments are recognized as assets or liabilities in the Company's balance sheet and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives which do not qualify as a hedge for accounting purposes are recognized in current period earnings.

REVENUE RECOGNITION

     Revenues are principally recognized when services are rendered or products are delivered to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retail promotions and incentives have not been materially different from estimates. Certain of the Company's product lines have extended payment terms due to the seasonal nature of the business.

     Sales and operating income for the years ended December 31, 2000 and 1999 include $11.4 and $9.5, respectively, related to the amortization of the deferred income under a supply agreement with BASF, which expired on December 31, 2000.

SHIPPING AND HANDLING COSTS

     Shipping and handling fees billed to customers are included in Sales and shipping and handling costs are included in Cost of Goods Sold in the accompanying Consolidated Statements of Income.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

U.S. GOVERNMENT CONTRACTS

     In April 2001, the Company announced it had agreed to a new contract with the United States Department of the Air Force to supply hydrazine-based propellant. It is a three-year contract with two one-year renewal options effective March 1, 2001. The contract principally consists of a fixed price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound of product, adjusted annually for agreed-upon cost escalations.

     In 2001, 2000 and 1999 the Company's other specialty products segment sales include $26.8, $13.9 and $17.3, respectively, related to these agreements.

FOREIGN CURRENCY TRANSLATION

     Foreign affiliates generally use their local currency as their functional currency. Accordingly, foreign affiliate balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement and cash flow amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in the other accumulated comprehensive loss component of shareholders' equity. Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Income.

STOCK OPTIONS

     The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As allowed under SFAS No. 123, the Company has chosen to account for stock-based compensation cost in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, is disclosed in Note 16.

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

EARNINGS PER COMMON SHARE

     All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised. The number of shares included for the potential issuance of common shares was 0.1 million in 2001, less than 0.1 million in 2000, and 0.1 million in 1999. Stock options of 1,057,000 with exercise prices greater than the average market price of the Company's common stock were not included in the computation of diluted earnings per share.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

COMPREHENSIVE INCOME (LOSS)

     The Company's other comprehensive income (loss) consists of the changes in the cumulative foreign currency translation gains and losses, the change in the fair value of derivative financial instruments which qualify for hedge accounting, net of tax and the minimum pension liability adjustment, net of tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

BUSINESS AND CREDIT CONCENTRATIONS

     Sales of the Company's microelectronic materials products are dependent upon the economic conditions of the semiconductor industry. Changes in this industry may significantly affect management's estimates of current and future operating results.

     A significant portion of sales generated by each of the water products and treatment segments are dependent upon one customer. Although sales from these two customers are individually less than 10% of the Company's 2001 consolidated sales, the loss of either of these customers could have a material adverse effect on the operating results of the respective segment if such customer was not replaced.

     The Company's HTH water products segment is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  TRADE RECEIVABLES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Accounts receivable, trade..................................  $148.5   $199.7
Accounts receivable, other..................................    22.4     22.3
                                                              ------   ------
                                                               170.9    222.0
Less allowance for doubtful accounts........................    (8.3)    (9.3)
                                                              ------   ------
Accounts receivable, net....................................  $162.6   $212.7
                                                              ======   ======

     Provision for doubtful accounts charged to operations was $1.6, $0.4 and $1.2 in 2001, 2000, and 1999, respectively. Bad debt write-offs, net of recoveries, amounted to $2.6, $0.1 and $2.2 in 2001, 2000 and 1999, respectively.

     In March 2002, the Company entered into an accounts receivable securitization program through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. See Note 22 for additional information.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

3.  INVENTORIES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Raw materials and supplies..................................  $ 43.3   $ 65.0
Work-in-progress............................................    24.6     23.0
Finished goods..............................................   111.8    128.8
                                                              ------   ------
Inventories, gross..........................................   179.7    216.8
LIFO reserves...............................................   (48.6)   (52.1)
                                                              ------   ------
Inventories, net............................................  $131.1   $164.7
                                                              ======   ======

     Inventory valued using the LIFO method comprised 49% of the total inventory at December 31, 2001 and 53% at December 31, 2000. Gross inventory values approximate replacement cost.

     During 2001, inventory level reductions resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidations was to decrease cost of goods sold by approximately $5.0 for the year ended December 31, 2001.

4.  OTHER CURRENT ASSETS

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Deferred income taxes.......................................  $16.5   $30.3
Other.......................................................    9.1     8.9
                                                              -----   -----
Other current assets........................................  $25.6   $39.2
                                                              =====   =====

5.  ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

     Assets held for sale at December 31, 2001 include the Hickson International PLC ("Hickson") organics division and certain land that the Company is in the process of divesting. The Company's intention at the acquisition date was to divest of the Hickson organics division within twelve months of acquisition. Accordingly, the Company accounted for the organics division in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold." The Company continues to actively work on completing the sale of these assets, but due to current market conditions the Company was not able to sell these assets within a one-year period after acquisition. Therefore, effective September 1, 2001, the Company was required to discontinue its initial accounting and begin reporting the results of this division as a discontinued operation in accordance with APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF No. 90-6, "Accounting For Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit To Be Sold". The valuation of the Hickson organics division at the acquisition date included an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period. Net earnings (losses) of the Hickson organics division from the acquisition date through August 31, 2001 were not included in the Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11. Beginning September 1, 2001, results of operations of the organics division are included in loss from discontinued operations, net of tax on the accompanying Consolidated Statements of Income and include an allocation of interest expense. Sales for the four months ended December 31, 2001 were $20.8. Interest allocated to discontinued operations for the four months ended December 31, 2001 was $0.9.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The organics businesses have been valued on the consolidated balance sheet at estimated net selling price. In addition, in accordance with APB 16, the Company has estimated the net future results of operations of these businesses through disposition date and accordingly, no reserve for future losses has been recorded at this time. The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements and could result in future gains or losses from discontinued operations or from disposal of these businesses. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company's ability to dispose of either business within the time, price and manner originally estimated, the retention of key customers during the divesture period and environmental matters.

     In addition, the Company continues to actively work on completing the sale of these assets during 2002. However, due to the current poor market conditions, it is possible that they may not be sold by such date. If the sale does not occur by the third quarter, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations.

     The results of operations associated with these assets held for sale and interest allocated to these assets, which are not included on the accompanying Consolidated Statements of Income are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Pretax income (loss) from operations........................  $ 3.8   $(3.5)
Interest expense allocated..................................   (3.8)   (2.1)

     During 2001, the value assigned at the acquisition date to certain land included in assets held for sale was reduced by $6.6 and the value assigned at the acquisition date to the organics division was reduced by $18.8 and goodwill was adjusted accordingly. See also Note 19 for additional information.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25, which approximated book value. These assets are included in Assets Held For Sale on the accompanying Consolidated Balance Sheets. Proceeds from the sale of these assets have been used to pay down debt (see Note 22).

6.  INVESTMENTS AND ADVANCES -- AFFILIATED COMPANIES AT EQUITY

     The Company's investments and advances to affiliated companies at December 31, 2001 include its 49% investment in FUJIFILM Arch, its 50% investment in Planar Solutions LLC ("Planar"), its 50% investment in Nordesclor S.A., its 50% investment in Aquachlor (Pty) Ltd., and its 49% investment in Koppers. FUJIFILM Arch is located in Japan and manufactures photoresists. Planar produces and markets chemical mechanical planarization slurry products, and is located in the United States of America. Nordesclor produces and packages calcium hypochlorite, and is located in Brazil. Aquachlor produces and packages calcium hypochlorite, and is located in South Africa. Koppers manufactures copper/chrome/arsenate based wood preservatives, and is located in Australia.

     In 2000, the Company formed the Planar joint venture with Wacker Silicones Corporation and contributed cash of approximately $3.4 and intellectual property to the venture (See Note 19). As of December 31, 2001, the Company has agreed to guarantee up to $5.0 of Planar borrowings of which $2.4 was outstanding.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 2001 was $5.2. During the years ended December 31, 2001, 2000 and 1999, distributions of $4.8, $4.8 and $2.2, respectively, were received from joint ventures.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

7.  PROPERTY, PLANT AND EQUIPMENT

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Land and improvements to land...............................  $  33.4   $  27.3
Buildings and building equipment............................    143.1     140.1
Machinery and equipment.....................................    698.9     680.2
Leasehold improvements......................................      6.2       5.3
Construction-in-progress....................................     37.8      40.9
                                                              -------   -------
Property, plant and equipment...............................    919.4     893.8
Less accumulated depreciation...............................   (587.0)   (563.0)
                                                              -------   -------
Property, plant and equipment, net..........................  $ 332.4   $ 330.8
                                                              =======   =======

     Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $32.2, $32.7 and $35.1 in 2001, 2000 and 1999, respectively.

     During 2001, the determination of the Hickson fair values based upon final appraisal was completed and resulted in an increase to property, plant and equipment of $9.5 (See Note 19).

8.  GOODWILL

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Goodwill....................................................  $164.2   $198.5
Accumulated amortization....................................   (32.6)   (25.7)
                                                              ------   ------
Goodwill, net...............................................  $131.6   $172.8
                                                              ======   ======

     During 2001, the determination of the Hickson fair values based upon final appraisal was completed and resulted in a reduction of the initial goodwill by $36.2 (See Note 19).

9.  OTHER INTANGIBLES

     Included in other intangibles are the following items:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Patents and Trademarks......................................  $ 38.1   $  6.5
Technology..................................................    11.7     11.7
Other.......................................................    40.5     13.1
                                                              ------   ------
Other intangibles...........................................    90.3     31.3
Accumulated amortization....................................   (25.9)   (20.8)
                                                              ------   ------
Other intangibles, net......................................  $ 64.4   $ 10.5
                                                              ======   ======

     During 2001, the determination of the Hickson fair values based upon final appraisal was completed and resulted in an increase to intangible assets of $55.3 (See Note 19).

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

10.  ACCRUED LIABILITIES

     Included in accrued liabilities are the following items:

                                                               DECEMBER 31,
                                                              --------------
                                                              2001     2000
                                                              -----   ------
Accrued compensation........................................  $11.9   $ 17.2
Accrued litigation..........................................   14.5     12.3
Restructuring reserves (See Note 21)........................    7.4     21.6
Environmental reserves......................................    4.1      3.0
Other.......................................................   47.4     50.1
                                                              -----   ------
Accrued liabilities.........................................  $85.3   $104.2
                                                              =====   ======

     Included in accrued litigation is $8.5 plus accrued interest related to a trial court judgment associated with a wood preservative spillage in 1994 (see
Note 20).

     During 2001, the determination of the Hickson fair values based upon final appraisal was completed and resulted in an increase in accrued liabilities of $3.2 (see Note 19).

11.  DEBT

     Included in short-term borrowings and long-term debt at December 31, 2001 and 2000 are the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
Five-year credit facility...................................  $  70.0   $125.0
364-day credit facility.....................................       --     20.0
Acquisition credit facility.................................    216.1    160.7
Uncommitted short-term lines of credit......................     10.0     30.4
Other borrowings............................................      7.5      7.3
                                                              -------   ------
Total debt..................................................    303.6    343.4
Less: current portion.......................................    (38.5)   (95.8)
                                                              -------   ------
Total long-term debt........................................  $ 265.1   $247.6
                                                              =======   ======

     At December 31, 2001 and 2000, the Company had three credit facility agreements. These included an unsecured $125 revolving five-year credit facility ("Five-year Facility"), which expires in January 2004, an unsecured $125 364-day facility ("364-day Facility"), which expired in January 2001 and was subsequently renewed (see below) and a $225 revolving credit facility ("Acquisition Facility") which expires in March 2002 which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the "Credit Facilities").

     As of December 31, 2001, facility fees were payable on the Credit Facilities and ranged from 0.125% to 0.35%. The Company may select various floating rate borrowing options, including but not limited to LIBOR plus 0.325% to 1.15%. The weighted average interest rate for the years ended December 31, 2001, and 2000 was 6.2% and 8.1%, respectively. At December 31, 2001 and 2000, total borrowings under the Credit Facilities were $286.1 and $305.7, respectively, of which $261.1 and $243.5, respectively, was classified as long-term, and the effective interest rate was 3.7% and 8.0%, respectively.

     As of December 31, 2001, the Credit Facilities contained quarterly leverage ratio (debt/EBITDA) covenants of 3.5 and interest coverage ratio
(EBITDA/interest) covenants of 3.0, and restricted the payment

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
of dividends and repurchases of stock in excess of $65 plus 50% of cumulative net income under certain circumstances ($15.1 at December 31, 2001).

     In January 2002, the Company renewed its existing 364-day Facility in the amount of $87.5, which now expires in January 2003 and amended certain prospective financial covenants of both the 364-day Facility and the Five-year Facility to reflect the seasonality of its portfolio. The quarterly leverage ratio was increased to 4.5 for the first quarter of 2002, with gradual reductions to 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40 plus 50% of cumulative net income under certain circumstances beginning December 31, 2001.

     At December 31, 2001 and 2000, Arch also had approximately $20 and $70, respectively, of uncommitted short-term lines of credit available with interest rates of 3.0% and 7.4%, respectively.

     Other borrowings at December 31, 2001 and 2000 have interest rates ranging from 3% to 9%.

     The fair value of the Company's long-term debt at December 31, 2001 approximated the book value of $265.1 due to its floating interest rate terms. The fair value of the Company's short-term debt at December 31, 2001 approximated the book value of $38.5 due to the floating interest rate terms and the short maturity of the instruments.

     At December 31, 2001, the Company had $7.4 of outstanding letters of credit and $3.4 of letters of guarantee.

     In March 2002, the Company entered into an accounts receivable securitization program through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. In addition, the Company issued $211.0 of unsecured senior notes to certain institutional investors (see
Note 22). The proceeds from the issuance of the notes were used principally to pay off the Acquisition Facility. Accordingly, $191.1 of the $216.1 Acquisition Facility balance has been classified as long-term debt as of December 31, 2001 and $25.0, which was repaid with the DanChem sale proceeds, was classified as current.

12.  OTHER LIABILITIES

     Included in other non-current liabilities are the following items:

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Pensions and other postretirement employee benefit
  obligations...............................................  $35.9   $32.2
Environmental reserves......................................    8.5    14.5
Other.......................................................   19.9    16.0
                                                              -----   -----
Other liabilities...........................................  $64.3   $62.7
                                                              =====   =====

13.  DERIVATIVE FINANCIAL INSTRUMENTS

ADOPTION OF SFAS 133

     The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001.

FOREIGN CURRENCY

     The Company uses foreign currency forward sales and purchases contracts and currency options as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
currency (principally the euro, British pound, Canadian dollar and Japanese yen). All of the currency derivatives expire within one year. During 2001 the majority of the Company's foreign currency forward contracts qualified as effective cash flow hedges while the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. There were no foreign currency contracts outstanding at December 31, 2001.

     During 2001, the Company recorded net losses of $0.4 in Other Comprehensive Loss related to the change in the fair market value of the derivatives designated as effective cash flow hedges which were subsequently reclassified into current earnings during the year. The Company records expense in current earnings related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

     At December 31, 2001, the Company had no outstanding option contracts to sell or buy foreign currencies. At December 31, 2000, the Company had forward contracts to sell foreign currencies with notional amounts of $0.6 and forward contracts to buy foreign currencies with notional amounts of $3.9. The fair market values of these forward contracts approximated their carrying values at December 31, 2000. The counterparties to the contracts and options are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

     In connection with the acquisition of Hickson, the Company acquired forward contracts to sell foreign currencies with notional amounts of $3.5 million, all of which are denominated in currencies other than the U.S. dollar. These contracts expired during the first quarter of 2001. The fair values of these forward contracts approximated their carrying values at December 31, 2000.

     Foreign currency exchange gains/(losses), net of taxes, were $(1.0) in 2001, $(1.7) in 2000 and $0.2 in 1999.

NATURAL GAS

     In order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expire on various dates through April 2002. These contracts have been recorded at fair value and are included in Accrued Liabilities on the accompanying Consolidated Balance Sheet. These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. As of December 31, 2001, the Company recorded a net unrealized loss of $0.9 in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting.

DEBT AND INTEREST

     As of December 31, 2001 and 2000, a portion of the Company's outstanding short-term borrowings is denominated in British pounds and has been designated since its inception as a hedge of the British pound net investment in the Hickson organics division. Foreign currency translation adjustments during the year ended December 31, 2001 and 2000 include $(0.5) and $0.2, respectively, related to this debt instrument.

     In connection with the acquisition of Hickson, the Company acquired certain interest rate swaps related to the assumed debt. The counterparties to the swap agreements were major financial institutions. As a result of the Company's repayment of substantially all of the acquired debt of Hickson, the Company cancelled the swaps in January 2001. At December 31, 2000, the net market value of the interest rate swaps was $(0.3).

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

14.  INCOME TAXES

COMPONENTS OF PRETAX INCOME (LOSS)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              -------   -------   ------
Domestic....................................................  $(22.4)   $(16.6)   $45.1
Foreign.....................................................    26.4       9.1     16.4
                                                              ------    ------    -----
Pretax income (loss)........................................  $  4.0    $ (7.5)   $61.5
                                                              ======    ======    =====

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000      1999
                                                              ------   -------   ------
Currently payable (receivable):
  Federal...................................................  $(8.7)   $  2.9    $ 7.3
  State.....................................................    0.5       0.5      1.9
  Foreign...................................................    6.0       6.1      5.0
Deferred....................................................    4.4     (17.5)     6.6
                                                              -----    ------    -----
Income tax expense (benefit)................................  $ 2.2    $ (8.0)   $20.8
                                                              =====    ======    =====

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

EFFECTIVE TAX RATE RECONCILIATION

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                               2001      2000     1999
                                                               -----    ------   ------
Income tax provision (benefit) at U.S. federal income tax
  rate......................................................   $1.4     $(2.6)   $21.5
Foreign income tax..........................................    0.7      (0.6)    (2.2)
State income taxes, net.....................................    0.7      (1.2)     1.8
Goodwill....................................................    1.8       1.0      0.5
Equity in net income of affiliates..........................   (1.0)     (2.5)    (1.9)
Research and development credit.............................   (0.6)     (2.3)      --
Other, net..................................................   (0.8)      0.2      1.1
                                                               ----     -----    -----
Income tax provision (benefit)..............................   $2.2     $(8.0)   $20.8
                                                               ====     =====    =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Deferred tax assets:
  Postretirement benefits...................................  $13.8   $10.1
  Non-deductible reserves...................................   22.6    45.5
  Net operating losses and tax credit carryforwards.........   18.4      --
  Other miscellaneous items.................................    5.0     6.0
                                                              -----   -----
     Total deferred tax assets..............................   59.8    61.6
                                                              -----   -----
Deferred tax liabilities:
  Property, plant and equipment.............................   22.5    23.2
  Other miscellaneous items.................................    6.0     3.6
                                                              -----   -----
     Total deferred tax liabilities.........................   28.5    26.8
                                                              -----   -----
Net deferred tax asset......................................  $31.3   $34.8
                                                              =====   =====

     Included in Other Current Assets at December 31, 2001 and 2000, respectively, are $16.5 and $30.3 of net current deferred tax assets. Included in Other Assets at December 31, 2001 and 2000, respectively is $15.0 and $4.5 of net noncurrent deferred tax assets. Included in Other Liabilities at December 31, 2001 was $0.2 of noncurrent deferred tax liabilities. Taxable income is expected to be sufficient to recover the net benefit within the period in which these differences are expected to reverse and, therefore, no valuation allowance was established.

     The Company has net operating loss carryforwards of approximately $21.2, which are available to offset future taxable income through 2021. The Company also has alternative minimum tax credit carryforwards of approximately $9.7, which are available to reduce regular income taxes, if any, over an indefinite period.

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2001, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $135. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

15.  EMPLOYEE BENEFIT PLANS

PENSION PLANS AND RETIREMENT BENEFITS

     Effective February 8, 1999, the Company established the Arch Pension Benefit Plan, a defined benefit pension plan covering most U.S. employees. The Company also maintains two nonqualified supplemental pension plans. These plans were established to provide additional retirement benefits for certain key employees. Prior to the Distribution, these employees were participants in one of several Olin pension benefit plans covering employees of other Olin businesses. The Arch pension benefit plan provides benefits based on service with Olin and with the Company. The Company is liable for the payment of all pension plan benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. Olin transferred assets to the Company's pension plan. The amount of the assets transferred was calculated in accordance with Section 4044 of the Employee Retirement Income Security Act of 1974, as amended. The

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
assets of the Arch plan consist primarily of investments in commingled funds administered by independent investment advisors. The Company's policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

     Olin is liable for postretirement medical and death benefits provided to former employees of the Company who retired prior to the Distribution. Subsequent to the Distribution, the Company adopted a retiree medical and death benefits plan that covers most domestic employees. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. The Olin plan was an unfunded plan; therefore, no assets were transferred, and the Arch plan remains an unfunded plan.

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

                                                                         POSTRETIREMENT
                                                     PENSION BENEFITS       BENEFITS
                                                     -----------------   ---------------
                                                      2001      2000      2001     2000
                                                     -------   -------   ------   ------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of
  year.............................................  $121.7    $103.7    $ 10.1   $  7.9
Service cost (benefits earned during the period)...     5.1       5.2       0.5      0.5
Interest cost on the projected benefit
  obligation.......................................     9.5       8.2       0.8      0.6
Plan amendments....................................     0.1       1.2        --       --
Actuarial (gain)/loss..............................     8.5       3.0       0.2     (0.2)
Curtailment........................................      --       1.6        --      1.5
Benefits paid......................................    (2.6)     (1.2)     (0.5)    (0.2)
                                                     ------    ------    ------   ------
Projected benefit obligation at end of year........  $142.3    $121.7    $ 11.1   $ 10.1
                                                     ======    ======    ======   ======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year.....  $121.8    $127.1    $   --   $   --
Employer contributions.............................     0.2       0.3       0.5      0.2
Benefits paid......................................    (2.6)     (1.2)     (0.5)    (0.2)
Actual return on plan assets (net of expenses).....    (6.8)     (4.4)       --       --
                                                     ------    ------    ------   ------
Fair value of plan assets at end of year...........  $112.6    $121.8    $   --   $   --
                                                     ======    ======    ======   ======
FUNDED STATUS......................................  $(29.7)   $  0.1    $(11.1)  $(10.1)
Unrecognized net actuarial (gain)/loss.............     8.8     (19.8)      0.2       --
Unamortized prior service cost.....................     3.6       4.2      (0.2)    (0.3)
                                                     ------    ------    ------   ------
Accrued benefit cost...............................  $(17.3)   $(15.5)   $(11.1)  $(10.4)
                                                     ======    ======    ======   ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Total accrued benefit cost.........................  $(18.7)   $(15.5)
Minimum pension liability adjustment...............     1.4        --
                                                     ------    ------
Accrued benefit cost...............................  $(17.3)   $(15.5)
                                                     ======    ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                         PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                     ------------------------   -----------------------
                                      2001     2000     1999     2001     2000    1999
                                     ------   ------   ------   ------   ------   -----
WEIGHTED AVERAGE RATE ASSUMPTIONS
  AS OF DECEMBER 31:
Discount rate......................    7.50%    7.75%    8.00%    7.50%    7.75%   8.00%
Rate of compensation increase......    4.60%    4.60%    4.60%      --       --      --
Long-term rate of return on
  assets...........................    9.50%    9.50%    9.50%      --       --      --

NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned
  during the period)...............  $  5.1   $  5.2   $  6.1   $  0.5   $  0.5   $ 0.6
Interest cost on the projected
  benefit obligation...............     9.5      8.2      7.6      0.8      0.6     0.5
Expected return on plan assets.....   (12.2)   (11.3)   (10.1)      --       --      --
Amortization of prior service
  cost.............................     0.7      0.7      0.7     (0.1)    (0.1)   (0.1)
Amortization of transition
  obligation.......................      --     (0.5)    (0.5)      --       --      --
Curtailment loss...................      --      1.0       --       --      1.5      --
Recognized actuarial (gain)/loss...    (1.1)    (1.9)    (0.2)      --       --      --
                                     ------   ------   ------   ------   ------   -----
Net periodic benefit cost..........  $  2.0   $  1.4   $  3.6   $  1.2   $  2.5   $ 1.0
                                     ======   ======   ======   ======   ======   =====

     The Company's nonqualified pension plans are unfunded. The accumulated benefit obligation relating to these plans, included above, was $7.8 and $4.3, as of December 31, 2001 and 2000, respectively. The projected benefit obligation related to these plans was $9.9 and $7.0 as of December 31, 2001 and 2000, respectively. The 2000 curtailment loss was recorded in Restructuring in the accompanying Consolidated Statement of Income.

     For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans was 5.75% and 6.5% in 2001 and 2000, respectively, decreasing to an ultimate trend rate of 5% in 2002. The trend rate for pre-65 HMO plans was 5.1% and 5.4% in 2001 and 2000, respectively, decreasing three tenths of one percent to an ultimate trend rate of 4.5% in 2003. For non-bargained participants, Arch's subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.

     The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have resulted in a $0.1 increase or decrease, respectively, in the aggregate service and interest cost components of expense for the year 2001, and a $0.4 increase or decrease, respectively, in the accumulated postretirement benefit obligation at December 31, 2001.

     As part of the acquisition of Hickson, the Company acquired the liability for an additional U.S. pension plan. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
the Hickson USA retirement plan for the years ended December 31, 2001 and 2000. These amounts are reflected in the accompanying Consolidated Financial Statements beginning September 1, 2000.

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year...........   $ 6.6     $ 5.4
Service cost (benefits earned during the period)............     0.5       0.4
Interest cost on the projected benefit obligation...........     0.5       0.5
Actuarial (gain)/loss.......................................     0.9       0.4
Benefits paid...............................................    (0.1)     (0.1)
                                                               -----     -----
Projected benefit obligation at end of year.................   $ 8.4     $ 6.6
                                                               =====     =====
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year..............   $ 4.9     $ 4.5
Employer contributions......................................     0.3       0.3
Benefits paid...............................................    (0.1)     (0.1)
Actual return on plan assets (net of expenses)..............    (0.3)      0.2
                                                               -----     -----
Fair value of plan assets at end of year....................   $ 4.8     $ 4.9
                                                               =====     =====
FUNDED STATUS...............................................   $(3.6)    $(1.7)
Unrecognized net actuarial (gain)/loss......................     1.9       0.3
Unrecognized transition asset...............................     0.3       0.3
                                                               -----     -----
Accrued benefit cost........................................   $(1.4)    $(1.1)
                                                               =====     =====

                                                              2001    2000
                                                              -----   ----
WEIGHTED AVERAGE RATE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................   7.50%  7.75%
Rate of compensation increase...............................   4.50%  4.50%
Long-term rate of return on assets..........................   8.50%  8.50%
NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned during the period)............  $ 0.5
Interest cost on the projected benefit obligation...........    0.5
Expected return on plan assets..............................   (0.4)
Amortization of transition obligation.......................    0.1
                                                              -----
Net periodic benefit cost...................................  $ 0.7
                                                              =====

     The Hickson USA plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2001. The accumulated benefit obligation of this plan was $5.5 as of December 31, 2001.

     The Company's foreign subsidiaries related to continuing operations maintain pension and other benefit plans that are consistent with statutory practices and are not significant.

     Included in the valuation of the Hickson organics division reported as a discontinued operation, is a pension liability of approximately $17, net of assets of $171 at December 31, 2001.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

     Prior to the Distribution, Company employees participated in the Olin Corporation Contributing Employee Ownership Plan ("Olin CEOP"), which is a defined contribution plan available to essentially all domestic Olin employees and provides a match of employee contributions. Subsequent to the Distribution, the Olin CEOP was converted into a multiple employer plan in which both Olin and the Company participated. Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan ("Arch CEOP") which is a defined contribution plan available to all domestic employees. As of that date, the Company ended its participation in the Olin CEOP and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under both plans has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $2.8, $2.5, and $3.2 in 2001, 2000 and 1999, respectively.

16.  STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

STOCK OPTION PLANS

     As of December 31, 2001, the Company had four stock-based compensation plans, which are described below.

     At the time of the Distribution, stock options issued by Olin were converted into both an option to purchase Company common stock ("Company Options") and an option to purchase Olin common stock ("New Olin Options") with the same aggregate "intrinsic value" at the time of the Distribution as the old award. The conversion of the options did not result in a charge to earnings as no new measurement date was created. The Company is responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin is responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted under the Olin 1980 Stock Option Plan terminated during 2001. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan retained the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan, which were not vested at the time of the Distribution, continue to vest in accordance with their vesting schedule so long as the optionee remains employed at the Company. No additional Company options will be granted under the 1980, 1988 and 1996 Olin Stock Option Plans.

     In 1999, the Company adopted the 1999 Long Term Incentive Plan, a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. In addition, in 1999, the Company adopted the 1999 Stock Plan for Nonemployee Directors. The Company's policy is to grant options to purchase common stock at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable at the end of a three-year period and the directors' options are exercisable upon grant. In general, all options are exercisable up to ten years from the date of grant. In 1999, the Company granted to certain employees approximately 245,000 performance share units, the vesting of which was dependent on the attainment of certain performance measures as of the end of 2001. The measures were not met and the performance share units were forfeited. At December 31, 2001, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity during 2001, 2000 and 1999 (number of options in thousands):

                                                               WEIGHTED
                                                      STOCK    AVERAGE
                                                     OPTIONS    PRICE     RANGE OF PRICES
                                                     -------   --------   ---------------
Olin stock options converted as of the
  Distribution.....................................   1,557     $26.84    $15.68 - $34.88
  Options granted..................................   1,032      19.51      19.41 - 22.72
  Options exercised................................      34      19.38         19.38
  Options cancelled or forfeited...................     181      23.82      19.38 - 34.88
                                                      -----     ------
Balance, December 31, 1999 ........................   2,374      23.99      15.68 - 31.92
                                                      -----     ------
  Options granted..................................     214      18.52      17.38 - 19.85
  Options exercised................................      16      19.06         19.06
  Options cancelled or forfeited...................     149      20.63      17.38 - 31.92
                                                      -----     ------
Balance, December 31, 2000 ........................   2,423      23.75      15.68 - 31.92
                                                      -----     ------
  Options granted..................................     119      18.19      18.04 - 18.22
  Options exercised................................      76      17.16      15.68 - 20.16
  Options cancelled or forfeited...................      74      21.77      17.38 - 31.92
                                                      -----     ------
Balance, December 31, 2001 ........................   2,392     $23.74    $15.68 - $31.92
                                                      =====     ======

     At December 31, 2001 and 2000, options covering 1,412,993 and 1,281,761 shares, respectively, were exercisable at weighted average exercise prices of $26.92 and $26.57, respectively. The average remaining contractual life was approximately six years.

     The following table summarizes information about stock options outstanding at December 31, 2001 (number of options in thousands):

                                                            WEIGHTED AVERAGE
                                              --------------------------------------------
                                                                   OPTION EXERCISE PRICE
   RANGE OF         NUMBER        NUMBER         REMAINING       -------------------------
EXERCISE PRICES   OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE   OUTSTANDING   EXERCISABLE
---------------   -----------   -----------   ----------------   -----------   -----------
$15.68 - $23.48      1,371           392          6 years          $19.16        $19.18
$28.58 - $31.92      1,021         1,021          5 years          $29.88        $29.88
                     -----         -----
                     2,392         1,413
                     =====         =====

     Pursuant to APB No. 25, compensation cost is recorded when the fair market value of the Company's stock at the date of grant for fixed options exceeds the exercise price of the stock option. The Company's policy is to grant stock options with an exercise price equal to its common stock fair value on the date of grant. Accordingly, there are no charges reflected in the accompanying consolidated financial statements for stock options granted to employees. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of the Company's stock at the date of the award. Compensation cost for performance share units is estimated based on the number of shares to be earned. The ultimate cost will be based on the market price of the Company's stock at the settlement date. Prior to the Distribution, certain employees of the Company received restricted stock unit awards under Olin's stock-based compensation plans. The cost associated with the employees participating in these plans is included in the Consolidated Statements of Income and is not material to operating results.

     Pro forma net income was calculated based on the following assumptions as if the Company had recorded compensation expense for the stock options granted to those employees of the Specialty Chemicals business

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
since 1997. The fair value of each Arch option granted during 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used, weighted average fair values and pro forma net income
(loss) for 2001, 2000 and 1999 are listed below:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2001        2000        1999
                                                      ---------   ---------   ---------
BLACK-SCHOLES WEIGHTED-AVERAGE ASSUMPTIONS:
Risk-free interest rate.............................       5.19%       5.18%       6.25%
Dividend yield......................................        4.4%        4.2%        4.2%
Expected volatility.................................         40%         40%         40%
Term................................................   10 years    10 years    10 years
Expected life.......................................    7 years     7 years     7 years
Option weighted average fair value..................  $    5.35   $    5.24   $    5.54
Pro forma net income (loss).........................  $    (2.8)  $    (1.0)  $    40.7
Pro forma basic income (loss) per share.............  $   (0.13)  $   (0.05)  $    1.77
Pro forma diluted income (loss) per share...........  $   (0.13)  $   (0.05)  $    1.76

SHAREHOLDER RIGHTS PLAN

     The Board of Directors adopted a Shareholder Rights Plan in 1999. This plan is designed to prevent a potential acquirer from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the potential acquirer) to buy one one-thousandth share of Series A Participating Cumulative Preferred Stock at a purchase price of $125 per share. The rights are exercisable only if a person (or group of affiliated persons) acquires more than 15% of the Company's common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company's common stock. If any person acquires more than 15% of the Company's common stock and effects a subsequent merger or combination with the Company, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a market value of twice the purchase price. The Company can redeem the rights at one cent per right for a certain period of time. The rights will expire on January 29, 2009 unless redeemed earlier by the Company.

17.  SHAREHOLDERS' EQUITY

COMMON STOCK

     On February 8, 1999, Olin, the sole shareholder of the Company, distributed (on a 1-for-2 basis) all the issued and outstanding shares of common stock, par value $1 per share, of the Company, to the shareholders of record of Olin's common stock as of February 1, 1999, upon which the Company became a separate, independent company. The total number of shares distributed was approximately 22,980,000.

     At December 31, 2001, the Company has reserved 3,203,600 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

     On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1,200,000 shares of its common stock, representing approximately 5% of outstanding shares. Through December 31, 2001, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16. The program has been suspended since 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the Hickson organics businesses.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

RETAINED EARNINGS (DEFICIT)

     Retained earnings (deficit) as of December 31, 2001 and 2000 includes earnings since the distribution only.

ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, additional minimum pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

     Changes in the accumulated net unrealized gain (loss) on derivative instruments for 2001 are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Beginning balance of accumulated net unrealized gain
  (loss)on derivative instruments...........................     $  --
Net gain (loss) on cash flow hedges.........................      (0.4)
Less reclassification adjustments...........................       0.4
                                                                 -----
Ending balance of accumulated net unrealized gain (loss) on
  derivative instruments....................................     $  --
                                                                 =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

18.  SEGMENT REPORTING

     The Company has organized its business portfolio into five segments (microelectronic materials, HTH water products, treatment products, performance products, and other specialty products). Segment results for all periods ended December 31 were as follows:

                                                             2001      2000      1999
                                                            ------   --------   ------
SALES:
  Microelectronic Materials...............................  $158.9   $  233.6   $224.9
  HTH Water Products......................................   208.2      244.3    252.6
  Treatment Products......................................   233.7      136.7     95.0
  Performance Products....................................   241.1      196.7    165.9
  Other Specialty Products................................    78.9       75.8     89.8
  SPPI....................................................      --       54.1     84.0
                                                            ------   --------   ------
TOTAL SALES...............................................  $920.8   $  941.2   $912.2
                                                            ======   ========   ======
OPERATING INCOME (LOSS), INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES:
  Microelectronic Materials...............................  $ (7.4)  $   10.5   $  0.9
  HTH Water Products......................................    (2.2)      22.6     27.0
  Treatment Products......................................    26.8       12.3      9.3
  Performance Products....................................     4.3       21.8     28.0
  Other Specialty Products................................    11.7        6.4     13.9
  SPPI....................................................      --        2.5      3.7
  Corporate Unallocated...................................    (9.0)     (10.7)   (14.1)
                                                            ------   --------   ------
TOTAL OPERATING INCOME, INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES BEFORE NONRECURRING EXPENSES AND
  SPECIAL ITEMS...........................................    24.2       65.4     68.7
  NONRECURRING EXPENSES AND SPECIAL ITEMS.................    (2.5)     (59.9)    (2.3)
                                                            ------   --------   ------
TOTAL OPERATING INCOME, INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES....................................  $ 21.7   $    5.5   $ 66.4
                                                            ======   ========   ======
EQUITY INCOME (LOSS) IN AFFILIATED COMPANIES:
  Microelectronic Materials...............................  $ (1.3)  $    3.8   $  2.7
  HTH Water Products......................................     3.1        3.4      3.1
  Treatment Products......................................     1.5        0.6       --
                                                            ------   --------   ------
TOTAL EQUITY INCOME IN AFFILIATED COMPANIES...............  $  3.3   $    7.8   $  5.8
                                                            ======   ========   ======
DEPRECIATION EXPENSE:
  Microelectronic Materials...............................  $ 12.4   $   17.3   $ 18.5
  HTH Water Products......................................    11.6       11.1     12.0
  Treatment Products......................................    10.3        8.1      6.5
  Performance Products....................................     8.7        6.8      6.6
  Other Specialty Products................................     7.6        6.5      5.7
                                                            ------   --------   ------
TOTAL DEPRECIATION EXPENSE................................  $ 50.6   $   49.8   $ 49.3
                                                            ======   ========   ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                             2001      2000      1999
                                                            ------   --------   ------
AMORTIZATION EXPENSE:
  Microelectronic Materials...............................  $  4.1   $    4.0   $  3.9
  HTH Water Products......................................     0.1        0.1      0.1
  Treatment Products......................................     3.9        0.7       --
  Performance Products....................................     2.6        1.1      0.1
                                                            ------   --------   ------
TOTAL AMORTIZATION EXPENSE................................  $ 10.7   $    5.9   $  4.1
                                                            ======   ========   ======
CAPITAL SPENDING:
  Microelectronic Materials...............................  $ 10.0   $   15.4   $ 14.8
  HTH Water Products......................................    11.0       13.9     12.2
  Treatment Products......................................     5.9       16.9     17.1
  Performance Products....................................    11.1        8.3      5.8
  Other Specialty Products................................     6.9        7.5      9.0
                                                            ------   --------   ------
TOTAL CAPITAL SPENDING....................................  $ 44.9   $   62.0   $ 58.9
                                                            ======   ========   ======
TOTAL ASSETS:
  Microelectronic Materials...............................  $198.0   $  252.9   $304.5
  HTH Water Products......................................   150.3      163.0    180.9
  Treatment Products......................................   233.0      244.8     99.8
  Performance Products....................................   235.9      256.8    120.5
  Other Specialty Products................................    62.8       62.2     62.8
  Other...................................................    72.0       93.9     (9.0)
                                                            ------   --------   ------
TOTAL ASSETS..............................................  $952.0   $1,073.6   $759.5
                                                            ======   ========   ======
INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT EQUITY:
  Microelectronic Materials...............................  $ 12.7   $   17.6   $ 11.2
  HTH Water Products......................................     9.4        9.9      9.6
  Treatment Products......................................     5.1        5.1       --
                                                            ------   --------   ------
TOTAL INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT
  EQUITY..................................................  $ 27.2   $   32.6   $ 20.8
                                                            ======   ========   ======

     Segment operating income (loss) includes the equity in earnings (losses) of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income (loss) excludes interest income, interest expense, extraordinary or special items, and certain unallocated expenses of the corporate headquarters. Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by segment substantially represent sales for the five major product lines of the Company.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Geographic area information for the periods ended December 31, were as follows:

                                                              2001     2000     1999
                                                             ------   ------   ------
SALES
United States and Canada...................................  $530.6   $619.5   $630.2
Europe and Other...........................................   258.4    191.7    156.2
Latin America..............................................    70.0     67.2     66.1
Pacific Rim................................................    61.8     62.8     59.7
                                                             ------   ------   ------
  Total Sales..............................................  $920.8   $941.2   $912.2
                                                             ======   ======   ======
LONG-LIVED ASSETS (EXCLUDES GOODWILL)
United States and Canada...................................  $302.2   $293.6   $280.0
Europe and Other...........................................   101.5     47.5     54.2
Latin America..............................................    14.7     15.7     15.8
Pacific Rim................................................    25.2     28.2     17.7
                                                             ------   ------   ------
  Total Long-lived Assets..................................  $443.6   $385.0   $367.7
                                                             ======   ======   ======

     Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $72.0, $61.3, and $63.1 in 2001, 2000 and 1999, respectively.

19.  ACQUISITIONS, DISPOSITION AND JOINT VENTURE

ACQUISITIONS

     In September 2001, the Company acquired Butler Mabbutt & Wrighton and the International Division of Humbrol Limited for an aggregate of approximately $1 in cash.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 in cash.

     In addition, in November 2000, the Company completed the acquisition of the personal care intermediates business of Brooks Industries for approximately $38 in cash. This acquisition was accounted for as a purchase business combination and the results of operations have been included in the Consolidated Financial Statements from the date of purchase and were not material in 2000. The related goodwill has been amortized over 20 years.

     In July 2000, Arch Chemicals UK Holdings Limited ("Arch UK"), a newly formed, wholly-owned, indirect subsidiary of the Company made a formal cash offer (the "Offer") for all of the issued shares of UK-based Hickson. The Offer, which was unanimously recommended by Hickson's Board of Directors, was for L0.55 (US $0.82) in cash for each Hickson share. On August 22, 2000, Arch UK declared the offer wholly unconditional (the "Acquisition Date"). The total purchase price, including estimated expenses and net debt assumed ($59), was approximately $215. The acquisition of Hickson was accounted for as a purchase business combination, and accordingly, the results of Hickson have been included in the consolidated financial statements since the Acquisition Date. The related goodwill has been amortized over 30 years.

     The Company financed the acquisition, including certain assumed debt required to be repaid, from the Acquisition Facility. Expenses associated with the purchase of derivative instruments to mitigate the risk of foreign currency fluctuations related to the purchase price and the effect of the assumption of certain foreign-denominated debt on the transaction are classified as a component of Other (Gains) and Losses in the accompanying Consolidated Statement of Income for the year ended December 31, 2000. In connection with

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
the Hickson acquisition, the Company intends to dispose of the Hickson organics division, and, accordingly, those assets are classified in the balance sheet as Assets Held for Sale (see Note 5). See the Form 8-K/A filed by the Company on November 2, 2000 for additional information regarding the acquisition of Hickson.

     In September 1999, the Company purchased the hydroquinone di (beta-hydroxyethyl) ether ("HQEE") specialty chemicals business of Eastman Chemical Company. This acquisition was accounted for as a purchase business combination and the results of operations have been included in the Consolidated Financial Statements from the date of purchase and were not material in 1999. The related goodwill has been amortized over 20 years.

     Supplemental cash flow information related to the Hickson, Brooks and HQEE acquisitions is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               2000    1999
                                                              ------   -----
Working capital.............................................  $  2.7   $ 0.1
Assets held for sale........................................    84.9      --
Property, plant and equipment...............................    40.9     0.2
Other assets................................................    13.9     3.3
Goodwill....................................................   138.0     4.4
Debt........................................................   (74.4)     --
Other liabilities...........................................   (27.6)     --
                                                              ------   -----
Cash paid for acquisitions, net of cash acquired............  $178.4   $ 8.0
                                                              ======   =====

     The determination of the fair values of the assets and liabilities of Hickson, based upon final appraisal was completed in the third quarter of 2001 and resulted in adjustments to the initial purchase accounting adjustments. The following adjustments have been made to the initial purchase accounting:

                                                               ADJUSTMENT
                                                               ----------
Property, plant and equipment...............................     $  9.5
Intangible assets...........................................       55.3
Hickson organics division valuation.........................      (18.8)
Land included in assets held for sale.......................       (6.6)
Additional liabilities......................................       (3.2)
                                                                 ------
Goodwill reduction..........................................     $ 36.2
                                                                 ======

DISPOSITION

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, Louisiana of the assets of its subsidiary, SPPI, a distributor of swimming pool equipment, parts and supplies. Net proceeds from the sale were approximately $21 and a pretax gain of approximately $11 was recorded. Net proceeds from the sale were used to reduce existing debt levels. SPPI's sales and operating income for the years ended December 31, 2000 and 1999 were $54.1 and $2.5, and $84.0 and $3.7, respectively.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Supplemental cash flow information on the business sold is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2000
                                                               ------------
Net proceeds................................................      $21.1
Working capital.............................................       (9.9)
Property, plant and equipment...............................       (0.1)
                                                                  -----
Gain on disposition of business.............................      $11.1
                                                                  =====

PRO FORMA FINANCIAL INFORMATION

     The table below presents unaudited pro forma financial information in connection with 2000 acquisitions and disposition as if they had occurred as of the beginning of each year presented. This unaudited pro forma financial information reflects the allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the acquisition of Hickson.

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

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                   UNAUDITED
Sales.......................................................  $1,070.5   $1,080.7
Net income excluding special items and extraordinary gain...  $   39.5   $   43.0
Net income..................................................  $    2.9   $   44.3
Diluted income per share excluding special items and
  extraordinary gain........................................  $   1.77   $   1.86
Diluted income per share....................................  $   0.13   $   1.92
EBITDA......................................................  $  135.6   $  147.7

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

20.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
purchase options. Total rent expense charged to operations amounted to $20.6 in 2001, $22.1 in 2000 and $23.3 in 1999 (sublease income and contingent rent expense is not significant).

     Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are as follows: $14.2 in 2002; $11.0 in 2003; $9.8 in 2004; $7.3 in 2005; $4.1
in 2006; and $10.4 thereafter.

LITIGATION

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment of approximately $8.5 plus interest, in a lawsuit associated with a wood preservative spillage in 1994. In 2001, the judgment was reversed on the successful appeal by the Company and remanded for a new trial on damages. The judgment and related interest is included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

     During 2001, three purported class action lawsuits were filed against several chromated copper arsenate ("CCA") manufacturers, including the Company, and others regarding the marketing and use of CCA-treated wood. A fourth was filed in February 2002. These lawsuits are in their early stages of discovery and none of these cases has been certified by the court as a class action. Generally, these lawsuits allege various causes of action based in tort, warranty and statutory consumer protection acts and seek various remedies. These cases are subject to a number of uncertainties and as a result their impact, if any, is difficult to assess. Based on the information currently available to the Company, the Company does not believe these cases are likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

     Those matters that are probable have been accrued for in the accompanying Consolidated Financial Statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

ENVIRONMENTAL

     Olin and the Company have entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying Consolidated Financial Statements.

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $12.6 and $17.5 at December 31, 2001 and 2000, respectively. The Company's estimated environmental liability relates to 11 sites, eight of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2001, the Company had estimated additional contingent environmental liabilities of $3.0.

21.  SPECIAL ITEMS, EXTRAORDINARY GAIN AND NONRECURRING EXPENSES

SPECIAL ITEMS

     Results for 2001 and 2000 include special items totaling $2.5 and $56.9, respectively, of which $39.9 in 2000 was the result of the process chemicals restructuring, as described below.

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

  Restructuring

     The 2001 restructuring of $1.5 includes a restructuring charge of $2.4 for headcount reductions at corporate and at the performance urethanes business and a $(1.5) reduction of the 2000 restructuring reserve to its estimated remaining liability as of December 31, 2001. In addition, the Company recorded restructuring income of $0.2 for the reimbursement of certain severance costs which were previously recorded in the fourth quarter of 2000, and a charge of $0.8 consisting of retention payments made to employees as a result of the Company's restructuring of the process chemicals business. 2001 headcount reductions affect approximately 30 individuals.

     The 2000 restructuring charge of $34.0 included $8.9 of costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 related to the biocides business for the write-off of certain costs associated with the abandonment of construction of a facility in China, the completion of a consolidation study, and additional headcount reductions, and $11.0 related to headcount reductions at other businesses and corporate. Total headcount reductions affect approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The following table summarizes activity related to the 2001 and 2000 restructuring costs:

                                               SEVERANCE      ASSET
                                                 COSTS     WRITE-DOWNS   OTHER ITEMS   TOTAL
                                               ---------   -----------   -----------   -----
Provision....................................    $18.0        $11.0         $ 5.0      $34.0
2000 Activity:
  Payments...................................      1.4           --            --        1.4
  Utilized...................................                  11.0            --       11.0
                                                 -----        -----         -----      -----
Balance at December 31, 2000.................     16.6           --           5.0       21.6
2001 Activity:
  Provision..................................      2.4           --            --        2.4
  Payments...................................     11.0           --           1.6       12.6
  Reclass postemployment liability...........      2.5           --            --        2.5
  Reserve reduction..........................      0.3           --           1.2        1.5
                                                 -----        -----         -----      -----
Balance at December 31, 2001.................    $ 5.2        $  --         $ 2.2      $ 7.4
                                                 =====        =====         =====      =====

     As of December 31, 2001 and 2000, $27.5 and $12.4, respectively, had been charged against restructuring reserves. As of December 31, 2001, all employees from both restructuring programs had been terminated with approximately 70 still receiving benefits. At December 31, 2001 and 2000, $7.4 and $21.6, respectively, of restructuring reserves were included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

  Other (Gains) and Losses

     Other gains and losses in 2001 includes a $1.0 write-off of an investment in Global BA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001.

     Other gains and losses in 2000 include $2.5 of costs related to the acquisition and integration of Hickson, and a pretax gain of $10.6, principally related to the sale of SPPI (included in the HTH water products segment).

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

22.  SUBSEQUENT EVENTS

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25, which approximated book value. These assets are included in Assets Held For Sale on the accompanying Consolidated Balance Sheets. Proceeds from the sale of these assets have been used to pay down debt.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in designated accounts receivable for a maximum purchase price of up to $80.0. The Company will retain servicing responsibility for accounts receivable collections. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold will be reflected as a sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     In March 2002, the Company issued $211.0 of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 are due in March 2007 and the Series B notes of $62.0 are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements through December 31, 2002. The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65.0 plus 50% of cumulative net income under certain circumstances. Proceeds from the issuance of these notes have been used to pay down debt, including the acquisition facility.

23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             FIRST    SECOND     THIRD    FOURTH
2001                                        QUARTER   QUARTER   QUARTER   QUARTER    YEAR
----                                        -------   -------   -------   -------   ------
Sales.....................................  $255.6    $284.9    $208.5    $171.8    $920.8
Gross margin..............................    73.2      89.9      51.9      39.0     254.0
Net income (loss).........................     8.9      13.5      (6.5)    (17.2)     (1.3)
Diluted income (loss) per share...........    0.40      0.60     (0.29)    (0.77)    (0.06)
Diluted income (loss) per share from
  continuing operations before cumulative
  effect of accounting change and special
  items(1)................................    0.43      0.60     (0.27)    (0.60)     0.15
Stock market price:
  High....................................   21.75     23.99     22.70     24.70     24.70
  Low.....................................   17.56     18.50     17.40     19.10     17.40
  Close (at end of quarter)...............   21.30     21.83     22.70     23.20     23.20
Common dividend paid per share............    0.20      0.20      0.20      0.20      0.80

                                             FIRST    SECOND     THIRD    FOURTH
2000                                        QUARTER   QUARTER   QUARTER   QUARTER    YEAR
----                                        -------   -------   -------   -------   ------
Sales.....................................  $228.7    $282.1    $208.9    $221.5    $941.2
Gross margin..............................    64.2      79.8      52.6      53.0     249.6
Net income (loss).........................    12.9      20.1       4.6     (37.1)      0.5
Diluted income (loss) per share(1)........    0.57      0.91      0.21     (1.66)     0.02
Diluted income (loss) per share before
  special items(1)........................    0.57      0.91      0.18      0.01      1.66
Stock market price:
  High....................................   20.81     21.94     22.19     19.88     22.19
  Low.....................................   15.94     17.00     17.38     15.63     15.63
  Close (at end of quarter)...............   20.00     21.88     18.25     17.75     17.75
Common dividend paid per share............    0.20      0.20      0.20      0.20      0.80

---------------

(1) The sum of the quarters do not add to the total due to the weighting of common shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's Directors under the paragraphs entitled "Who are the persons nominated by the Board in this election to serve as directors?" and "Who are the other remaining directors and when are their terms scheduled to end?" under the heading "Item 1 -- Election of Directors" in the Proxy Statement relating to the Company's 2002 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation appearing on pages 12 and 13 of the Proxy Statement and the graph appearing on page 15 of the Proxy Statement) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors -- What are the directors paid for their services?" in the Proxy Statement is incorporated by reference in this Report.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The following is a list of the Financial Statements included in Item 8 of
Part II of this Report:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................     36
Management Report...........................................     37
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................     38
Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999..........................     39
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................     40
Consolidated Statements of Shareholders' Equity (Equity
  prior to the Distribution) for the Years Ended December
  31, 2001, 2000 and 1999...................................     41
Notes to Consolidated Financial Statements..................     42

     2.  Financial Statement Schedules

     Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

     Separate financial statements of 50% or less owned companies accounted for by the equity method are not summarized herein and have been omitted because they would not constitute a significant subsidiary.

     3.  Exhibits

     Management contracts and compensatory plans and arrangements are listed as Exhibits 10.12 through 10.23 below.

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

 4.6(a) Five-year Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.2 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
 4.6(b)   Amendment, dated January 23, 2002, to the Five-year Credit
          Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.C., individually and as Syndication Agent, and Wachovia Bank, N.A., individually and as Documentation Agent.
 4.7(a) Revolving Credit Agreement, dated as of July 5, 2000, among the Company, Arch Chemicals UK Holdings Limited, the Lenders
          Party thereto and The Chase Manhattan Bank, as
          Administrative Agent, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Bank of America,
          N.A., as Assignee, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Wachovia Bank, N.A., as Assignee -- Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.*
 4.7(b)   Amendment, dated as of January 23, 2002, to Revolving Credit
          Agreement, dated as of July 5, 2000, among the Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.
 4.8 Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company's $149,000,000 Senior Notes, Series A, due March
          20, 2007 and $62,000,000 Senior Notes, Series B, due March
          20, 2009.
10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin -- Exhibit 2 to the Company's
          Current Report on Form 8-K, filed February 17, 1999.*
10.2 Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.3      Covenant Not To Compete Agreement, dated as of February 8,
          1999, between the Company and Olin -- Exhibit 10.3 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.4      Form of Employee Benefits Allocation Agreement between the
          Company and Olin -- Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.5 Form of Intellectual Property Transfer and License Agreement between the Company and Olin -- Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
10.6      Form of Sublease between the Company and Olin -- Exhibit
          10.5 to the Company's Registration Statement on Form 10, as amended.*
10.7      Form of Trade Name License Agreement between the Company and
          Olin -- Exhibit 10.11 to the Company's Registration
          Statement on Form 10, as amended.*
10.8(a) Transition Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.8(b)   Amendment to Transition Services Agreement, dated as of
          December 29, 1999, between the Company and Olin -- Exhibit
          10.8(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 1999.*
10.9 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*

10.10 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.11(a)  Information Technology Services Agreement, dated as of
          February 8, 1999, between the Company and Olin -- Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
10.11(b)  Amendment to Information Technology Agreement, dated as of
          February 15, 2000, by and between the Company and Olin -- Exhibit 10.1 to Company's Quarterly Report on Form
          10-Q, for the period ending June 30, 2000.*
10.12     Form of Executive Agreement -- Exhibit 10.12 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1999.*
10.13 1999 Stock Plan for Non-employee Directors, as amended through December 28, 2001.
10.14 1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000 -- Exhibit 10.14 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 2000.*
10.15 Supplemental Contributing Employee Ownership Plan, as amended through March 1, 2001 -- Exhibit 10.15 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.16     Supplementary and Deferral Benefit Pension Plan, as amended
          July 29, 1999 -- Exhibit 10.16 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.17     Senior Executive Pension Plan, as amended July 29,
          1999 -- Exhibit 10.17 to the Company's Annual Report on Form
          10-K for the period ending December 31, 1999.*
10.18     Employee Deferral Plan -- Exhibit 10.18 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 1998.*
10.19     Key Executive Death Benefits -- Exhibit 10.19 to the
          Company's Registration Statement on Form 10, as amended.*
10.20 Form of Endorsement Split Dollar Agreement -- Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*
10.21     Arch Chemicals, Inc. Annual Incentive Plan, as amended
          December 9, 1999 and April 27, 2000 -- Exhibit 10.21 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.22     Senior Management Incentive Compensation Plan as amended
          January 27, 2000 -- Exhibit 10.22 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.23     Service Agreement, dated 13 September 2000, between Hickson
          International PLC and
          Mr. J. H. Markham.
10.24(a) 364-Day Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.1 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
10.24(b)  Extension Agreement, dated as of January 24, 2001, among the
          Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication
          Agent, Wachovia Bank, N.A., as Documentation Agent and The
          Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement -- Exhibit 4.6(b) to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*

10.24(c)  Extension Agreement, dated as of January 23, 2002, among the
          Company, the Lenders party thereto, JPMorgan Chase Bank, as
          Administrative Agent, Bank of America, N.A., as Syndication
          Agent, and Wachovia Bank, N.A., individually and as Documentation Agent, relating to the 364-Day Credit
          Agreement.
10.24(d)  Amendment, dated as of January 23, 2002, to the 364-Day
          Credit Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.A., individually and as Syndication Agent, and Wachovia
          Bank, N.A., individually and as Documentation Agent.
10.25(a) Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch
          Chemicals Specialty Products, Inc., Arch Electronic
          Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal
          Care Products, L.P., and Arch Chemicals Receivables Corp.
10.25(b) Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue
          Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent.
21.       List of Subsidiaries.
23.       Consent of KPMG LLP, dated March 21, 2002.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

Date:  March 21, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        SIGNATURE                                 TITLE
                        ---------                                 -----

             /s/ MICHAEL E. CAMPBELL                     Chairman Of The Board,
 ------------------------------------------------      President, Chief Executive
               Michael E. Campbell                   Officer and Director (Principal
                                                           Executive Officer)


             /s/ RICHARD E. CAVANAGH                            Director
 ------------------------------------------------
               Richard E. Cavanagh


            /s/ JOHN W. JOHNSTONE, JR.                          Director
 ------------------------------------------------
              John W. Johnstone, Jr.


               /s/ JACK D. KUEHLER                              Director
 ------------------------------------------------
                 Jack D. Kuehler


           /s/ H. WILLIAM LICHTENBERGER                         Director
 ------------------------------------------------
             H. William Lichtenberger


              /s/ MICHAEL O. MAGDOL                             Director
 ------------------------------------------------
                Michael O. Magdol


               /s/ JOHN P. SCHAEFER                             Director
 ------------------------------------------------
                 John P. Schaefer


               /s/ LOUIS S. MASSIMO                     Vice President and Chief
 ------------------------------------------------     Financial Officer (Principal
                 Louis S. Massimo                          Financial Officer)


              /s/ STEVEN C. GIULIANO                      Controller (Principal
 ------------------------------------------------          Accounting Officer)
                Steven C. Giuliano

Date:  March 21, 2002

                                 EXHIBIT INDEX

 3.1      Amended and Restated Articles of Incorporation of the
          Company -- Exhibit 3.1 to the Company's Current Report on
          Form 8-K, filed February 17, 1999.*
 3.2      Bylaws of the Company as amended January 27, 2000 -- Exhibit
          3.2 to the Company's Report on Form 10-K for the period ending December 31, 1999.*
 4.1      Specimen Common Share certificate -- Exhibit 4.1 to the
          Company's Registration Statement on Form 10, as amended.*
 4.2      Amended and Restated Articles of Incorporation of the
          Company (filed as Exhibit 3.1 hereto).
 4.3      Bylaws of the Company (filed as Exhibit 3.2 hereto).
 4.4(a)   Rights Agreement dated as of January 29, 1999 between the
          Company and ChaseMellon Shareholder Services, L.L.C., as
          Rights Agent -- Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.4(b) Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999-Exhibit 4 to the Company's
          Quarterly Report on Form 10-Q, for the period ending June
          30, 1999.*
 4.5      Form of Rights Certificate (attached as Exhibit B to the
          Rights Agreement filed as Exhibit 4.4(a) hereto).*
 4.6(a) Five-year Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.2 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
 4.6(b)   Amendment, dated January 23, 2002, to the Five-year Credit
          Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.C., individually and as Syndication Agent, and Wachovia Bank, N.A., individually and as Documentation Agent.
 4.7(a) Revolving Credit Agreement, dated as of July 5, 2000, among the Company, Arch Chemicals UK Holdings Limited, the Lenders
          Party thereto and The Chase Manhattan Bank, as
          Administrative Agent, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Bank of America,
          N.A., as Assignee, and related Assignment and Acceptance, dated July 21, 2000, among Arch Chemicals, Inc., Arch
          Chemicals UK Holdings Limited, The Chase Manhattan Bank, as
          Assignor and Administrative Agent, and Wachovia Bank, N.A., as Assignee -- Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.*
 4.7(b)   Amendment, dated as of January 23, 2002, to Revolving Credit
          Agreement, dated as of July 5, 2000, among the Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.
 4.8 Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company's $149,000,000 Senior Notes, Series A, due March
          20, 2007 and $62,000,000 Senior Notes, Series B, due March
          20, 2009.
10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin -- Exhibit 2 to the Company's
          Current Report on Form 8-K, filed February 17, 1999.*
10.2 Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.3      Covenant Not To Compete Agreement, dated as of February 8,
          1999, between the Company and Olin -- Exhibit 10.3 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*

10.4      Form of Employee Benefits Allocation Agreement between the
          Company and Olin -- Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.5 Form of Intellectual Property Transfer and License Agreement between the Company and Olin -- Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
10.6      Form of Sublease between the Company and Olin -- Exhibit
          10.5 to the Company's Registration Statement on Form 10, as amended.*
10.7      Form of Trade Name License Agreement between the Company and
          Olin -- Exhibit 10.11 to the Company's Registration
          Statement on Form 10, as amended.*
10.8(a) Transition Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.8 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.8(b)   Amendment to Transition Services Agreement, dated as of
          December 29, 1999, between the Company and Olin -- Exhibit
          10.8(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 1999.*
10.9 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.10 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.11(a)  Information Technology Services Agreement, dated as of
          February 8, 1999, between the Company and Olin -- Exhibit
          10.11 to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.*
10.11(b)  Amendment to Information Technology Agreement, dated as of
          February 15, 2000, by and between the Company and Olin -- Exhibit 10.1 to Company's Quarterly Report on Form
          10-Q, for the period ending June 30, 2000.*
10.12     Form of Executive Agreement -- Exhibit 10.12 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1999.*
10.13 1999 Stock Plan for Non-employee Directors, as amended through December 28, 2001.
10.14 1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000 -- Exhibit 10.14 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 2000.*
10.15 Supplemental Contributing Employee Ownership Plan, as amended through March 1, 2001 -- Exhibit 10.15 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.16     Supplementary and Deferral Benefit Pension Plan, as amended
          July 29, 1999 -- Exhibit 10.16 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.17     Senior Executive Pension Plan, as amended July 29,
          1999 -- Exhibit 10.17 to the Company's Annual Report on Form
          10-K for the period ending December 31, 1999.*
10.18     Employee Deferral Plan -- Exhibit 10.18 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 1998.*
10.19     Key Executive Death Benefits -- Exhibit 10.19 to the
          Company's Registration Statement on Form 10, as amended.*
10.20 Form of Endorsement Split Dollar Agreement -- Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*

10.21     Arch Chemicals, Inc. Annual Incentive Plan, as amended
          December 9, 1999 and April 27, 2000 -- Exhibit 10.21 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.22     Senior Management Incentive Compensation Plan as amended
          January 27, 2000 -- Exhibit 10.22 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.23     Service Agreement, dated 13 September 2000, between Hickson
          International PLC and
          Mr. J. H. Markham.
10.24(a) 364-Day Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.1 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
10.24(b)  Extension Agreement, dated as of January 24, 2001, among the
          Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication
          Agent, Wachovia Bank, N.A., as Documentation Agent and The
          Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement -- Exhibit 4.6(b) to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.24(c)  Extension Agreement, dated as of January 23, 2002, among the
          Company, the Lenders party thereto, JPMorgan Chase Bank, as
          Administrative Agent, Bank of America, N.A., as Syndication
          Agent, and Wachovia Bank, N.A., individually and as Documentation Agent, relating to the 364-Day Credit
          Agreement.
10.24(d)  Amendment, dated as of January 23, 2002, to the 364-Day
          Credit Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.A., individually and as Syndication Agent, and Wachovia
          Bank, N.A., individually and as Documentation Agent.
10.25(a) Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch
          Chemicals Specialty Products, Inc., Arch Electronic
          Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal
          Care Products, L.P., and Arch Chemicals Receivables Corp.
10.25(b) Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue
          Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent.
21.       List of Subsidiaries.
23.       Consent of KPMG LLP, dated March 21, 2002.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

---------------

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.