Form 10-Q
period 2002-03-31
ARCH CHEMICALS INC
filed 2002-05-10
CIK 1072343

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from________ to__________



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

As of April 30, 2002, there were 22,351,772 outstanding shares of the registrant's common stock.

                              ARCH CHEMICALS, INC.

                                      INDEX
                                      -----

                                                                                        Page Numbers
                                                                                        ------------
PART I.       FINANCIAL INFORMATION
              ---------------------

Item 1.       Financial Statements ...................................................          2

              Condensed Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001 ..................................................          2

              Condensed Consolidated Statements of Income for the three
              months ended March 31, 2002 and 2001 ...................................          3

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2002 and 2001 ...................................          4

              Notes to Condensed Consolidated Financial Statements ...................     5 - 14

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..................................................    15 - 22

Item 3.       Quantitative and Qualitative Disclosures About Market Risk .............         23


PART II.      OTHER INFORMATION
              -----------------

Item 6.       Exhibits and Reports on Form 8-K .......................................         24

              Signatures .............................................................         25

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                              ARCH CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                     (In millions, except per share amounts)

                                                                                     Unaudited
                                                                                      March 31,              December 31,
                                                                                        2002                    2001
                                                                                    ------------            --------------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                                           $    10.8                $     4.0
   Accounts receivable, net                                                                110.3                    162.6
   Short-term investment                                                                    38.2                        -
   Inventories, net                                                                        141.4                    131.1
   Other current assets                                                                     26.8                     25.6
   Assets held for sale                                                                     26.9                     53.5
                                                                                    ------------            -------------
     Total current assets                                                                  354.4                    376.8
Investments and advances - affiliated companies at equity                                   27.7                     27.2
Property, plant and equipment, net                                                         330.5                    332.4
Goodwill                                                                                   135.4                    131.6
Other intangibles                                                                           65.2                     64.4
Other assets                                                                                17.8                     19.6
                                                                                    ------------            -------------
     Total assets                                                                      $   931.0                $   952.0
                                                                                    ============            =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Short-term borrowings                                                               $     4.1                $    38.5
   Accounts payable                                                                        130.9                    111.3
   Accrued liabilities                                                                      83.5                     85.3
                                                                                    ------------            -------------
     Total current liabilities                                                             218.5                    235.1
Long-term debt                                                                             270.5                    265.1
Other liabilities                                                                           65.1                     64.3
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share,
      Authorized 100.0 shares:
      22.3 shares issued and outstanding in 2002 (22.2 in 2001)                             22.3                     22.2
   Additional paid-in capital                                                              421.6                    424.4
   Accumulated deficit                                                                     (19.9)                   (12.5)
   Accumulated other comprehensive loss                                                    (47.1)                   (46.6)
                                                                                    ------------            -------------
     Total shareholders' equity                                                            376.9                    387.5
                                                                                    ------------            -------------
     Total liabilities and shareholders' equity                                        $   931.0                $   952.0
                                                                                    ============            =============



  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                                ARCH CHEMICALS, INC.
                    Condensed Consolidated Statements of Income
                                    (Unaudited)
                      (In millions, except per share amounts)

                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                         2002              2001
                                                                                    --------------    -------------
Sales                                                                                   $   211.1        $   255.6
Cost of goods sold                                                                          152.9            182.4
Selling and administration                                                                   47.1             45.6
Amortization of intangibles                                                                   1.0              2.5
Research and development                                                                      5.8              6.4
Equity in (earnings) of affiliated companies                                                 (0.6)            (1.2)
Restructuring                                                                                 7.6              0.8
                                                                                    --------------    -------------
   Income (loss) from continuing operations before interest,
      taxes and cumulative effect of accounting change                                       (2.7)            19.1
Interest expense                                                                              3.5              5.5
Interest income                                                                               0.3              0.1
                                                                                    --------------    -------------

      Income (loss) from continuing operations before taxes and
        cumulative effect of accounting change                                               (5.9)            13.7
Income tax expense (benefit)                                                                 (2.3)             4.6
                                                                                    --------------    -------------
   Income (loss) from continuing operations before cumulative
       effect of accounting change                                                           (3.6)             9.1
Loss from discontinued operations, net of tax                                                (2.3)               -
Loss on sale of DanChem, net of tax                                                          (1.5)               -
Cumulative effect of accounting change, net of tax                                              -             (0.2)
                                                                                    --------------    -------------
   Net income (loss)                                                                    $    (7.4)       $     8.9
                                                                                    ==============    =============

Basic and diluted income (loss) per common share:
   Continuing operations before cumulative effect
      of accounting change                                                              $   (0.16)       $    0.41
   Loss from discontinued operations                                                        (0.10)               -
   Loss on sale of DanChem                                                                  (0.07)               -
   Cumulative effect of accounting change                                                       -            (0.01)
                                                                                    --------------    -------------
Basic and diluted income (loss) per common share                                        $   (0.33)       $    0.40
                                                                                    ==============    =============

Weighted average common shares outstanding:
   Basic                                                                                     22.4             22.3
                                                                                    ==============    =============
   Diluted                                                                                   22.4             22.3
                                                                                    ==============    =============

Dividends declared per share                                                            $    0.20        $    0.20
                                                                                    ==============    =============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (In millions)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                    2002          2001
                                                                                -----------    ----------
Operating activities
--------------------
Net income (loss)                                                                 $   (7.4)      $   8.9
Adjustments to reconcile net income (loss) to net cash and
  cash equivalents provided by operating activities,
      net of businesses acquired:
    Loss from discontinued operations                                                  2.3             -
    Loss on sale of DanChem                                                            1.5             -
    Equity in earnings of affiliates                                                  (0.6)         (1.2)
    Depreciation                                                                      12.5          12.9
    Amortization of intangibles                                                        1.0           2.5
    Deferred taxes                                                                    (0.3)          0.1
    Restructuring                                                                      7.6           0.8
    Restructuring payments                                                            (1.8)         (7.0)
    Changes in assets and liabilities, net of purchase
      and sale of business:
      Sale of accounts receivable                                                     43.3             -
      Receivables                                                                    (29.6)        (26.3)
      Inventories                                                                    (10.7)          6.5
      Other current assets                                                            (1.2)         (1.8)
      Accounts payable and accrued liabilities                                         7.0         (27.6)
      Noncurrent liabilities                                                           2.6           1.8
      Other operating activities                                                      (0.1)         (0.1)
                                                                                -----------    ----------
  Net operating activities from continuing operations                                 26.1         (30.5)
Change in net assets held for sale                                                    (4.0)          2.3
                                                                                -----------    ----------

  Net operating activities                                                            22.1         (28.2)
                                                                                -----------    ----------

Investing activities
--------------------
Capital expenditures                                                                  (8.9)         (8.7)
Businesses acquired in purchase transaction, net of cash acquired                        -          (2.0)
Proceeds from sale of business                                                        25.0             -
Other investing activities                                                               -          (0.2)
                                                                                -----------    ----------

  Net investing activities                                                            16.1         (10.9)
                                                                                -----------    ----------

Financing activities
--------------------
Long-term debt repayments, net                                                       (14.4)         (0.3)
Short-term debt borrowings (repayments), net                                        (225.0)         35.1
Issuance of unsecured senior notes                                                   211.0             -
Dividends paid                                                                        (4.4)         (4.4)
Other financing activities                                                             1.7           0.9
                                                                                -----------    ----------

  Net financing activities                                                           (31.1)         31.3
                                                                                -----------    ----------

Effect of exchange rate changes on cash and cash equivalents                          (0.3)         (0.4)
                                                                                -----------    ----------

  Net increase (decrease) in cash and cash equivalents                                 6.8          (8.2)
Cash and cash equivalents, beginning of year                                           4.0          19.1
                                                                                -----------    ----------

Cash and cash equivalents, end of period                                          $   10.8       $  10.9
                                                                                ===========    ==========

Supplemental cash flow information
----------------------------------
Taxes paid (refunds), net                                                         $   (0.3)      $   1.4
                                                                                ===========    ==========
Interest paid                                                                     $    3.3       $   6.6
                                                                                ===========    ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

1.  Basis of Presentation

      These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2001. The Company's HTH water products business is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year.

      Reclassifications of prior-year data have been made, where appropriate, to conform to the 2002 presentation.

2.  Earnings Per Share

      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Diluted weighted average common shares outstanding for the three months ended March 31, 2002 excludes the impact of 1.0 million stock options with exercise prices greater than the average market price of the Company's common stock. In addition, 1.4 million stock options were excluded from the computation of diluted weighted average common shares outstanding due to the loss from continuing operations for the three months ended March 31, 2002.

3.  Accounts Receivable/Short-Term Investment

      In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0. The Company has agreed to provide servicing for accounts receivable collections. The proceeds from the sale of participation interests under this arrangement are subject to change based on the level of eligible receivables. The accounts receivable sold have been reflected as a sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

      At March 31, 2002, the Company had received proceeds of $43.3 from the sale of participation interests in $85.5 of accounts receivable. The fair value of the retained undivided interest of $38.2 is classified as a held-to-maturity debt security and is reflected as Short-term Investments on the accompanying Condensed Consolidated Balance Sheet. The proceeds of the sale were used to reduce borrowings. The costs of the program for the three months ended March 31, 2002 of $0.6 consist primarily of certain one-time fees, and are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statement of Income. The Company expects the costs of the accounts receivable securitization program to be approximately 3% of the fair market value of the participation interests sold. Fair value of the retained undivided interest includes a reserve for credit losses but has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are at fair value.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

4.  Inventories

                                           March 31,   December 31,
                                             2002          2001
                                          ---------    ----------
     Raw materials and supplies             $  43.0       $  43.3
     Work in process                           22.1          24.6
     Finished goods                           124.8         111.8
                                          ---------    ----------
     Inventories, gross                       189.9         179.7
     LIFO reserve                             (48.5)        (48.6)
                                          ---------    ----------
     Inventories, net                       $ 141.4       $ 131.1
                                          =========    ==========

      Approximately half of the Company's inventories are valued by the dollar value last-in, first-out ("LIFO") method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2002, reflect certain estimates relating to inventory quantities and costs at December 31, 2002.

5.  Assets Held For Sale/Discontinued Operations

      The Company has accounted for the Hickson International Limited ("Hickson") organics division (Castleford, England and Danville, Virginia operations) in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11") through August 31, 2001 and in accordance with APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and EITF No. 90-6, "Accounting For Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit To Be Sold" ("EITF 90-6") since September 1, 2001. Net earnings (losses) of the Hickson organics division from the acquisition date through August 31, 2001 were not included in the Condensed Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11. The results of operations associated with these assets held for sale and interest allocated to these assets, which are not included on the accompanying Condensed Consolidated Statements of Income are as follows:

                                                     Three Months Ended
                                                       March 31, 2001
                                                      ----------------

              Pretax income from operations                 $1.3
              Interest expense allocated                     1.6

       Beginning September 1, 2001, results of operations of the Hickson organics division are included in Loss From Discontinued Operations, net of tax on the accompanying Condensed Consolidated Statements of Income and include an allocation of interest expense. Sales for the three months ended March 31, 2002 were $18.1. Interest allocated to discontinued operations for the three months ended March 31, 2002 was $0.5.

      In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia, which was part of the Hickson organics division, for approximately $25 and recorded a loss on the disposal of $1.5, net of tax of $0.9. Proceeds from the sale of these assets have been used to pay down debt. DanChem sales for the three months ended March 31, 2002 were $2.9. Interest allocated to, and after-tax loss of the DanChem operation for the three months ended March 31, 2002 was $0.2 and $0.3, respectively.

      Assets held for sale at March 31, 2002 include the Hickson organics division Castleford, England operation and certain land that the Company is in the process of divesting. The Hickson organics businesses have been valued on the accompanying Condensed Consolidated Balance Sheets at estimated net selling price. In addition, in accordance with APB 16, the Company has estimated the net future results of operations through its expected

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

disposition date. Accordingly, a $1.4 reserve for estimated losses to be incurred at the Castleford, England operation through the third quarter 2002 was recorded in the first quarter of 2002 and is included in Loss From Discontinued Operations in the accompanying Condensed Consolidated Statements of Income. However, the amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements and could result in future gains or losses from discontinued operations or from disposal of this business. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company's ability to dispose of the business within the time, price and manner originally estimated, the retention of key customers during the divesture period and environmental matters. The Company continues to actively work on completing the sale of these assets during 2002. However, due to the current poor market conditions, it is possible that they may not be sold by such date. If the sale does not occur by the third quarter, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations.

      The Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144") effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. In accordance with the transition provisions in paragraphs 50 and 51 of SFAS 144, the Company will continue to account for these assets held for sale in accordance with APB 30 and EITF 90-6.

6.  Goodwill and Other Intangibles

      As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization of goodwill and other intangibles in the first quarter of 2002 of approximately $1.5. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The application of this provision of SFAS 142 did not have a material effect on the Company's results of operations.

      The Company is required to test goodwill for impairment annually and upon adoption of SFAS 142. The first step of the transitional goodwill impairment assessment, which is a comparison of the carrying amount of the reporting units to the corresponding fair value of those units, must be completed within six months of adoption. If the carrying amount of the reporting units exceeds the related fair values, the Company has until December 31, 2002 to determine the amount of any loss, which will be recognized as a cumulative effect of change in accounting principle in 2002. The Company has not yet determined the extent of the impact of the goodwill impairment provisions of SFAS 142, if any.

      The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                                              Wood
                                                          Protection and  Personal Care
                            Microelectronics   HTH Water    Industrial    and Industrial   Performance
                               Materials       Products      Coatings        Biocides        Products      Total
                               ---------       --------      --------        --------        --------      -----
Balance, January 1, 2002      $  26.8           $  2.2       $  67.9         $  30.3         $  4.4       $ 131.6
Post acquisition adjustment         -                -           3.6               -              -           3.6
Other                               -                -           0.2               -              -           0.2
                              -------           ------       -------         -------         ------       -------
Balance, March 31, 2002       $  26.8           $  2.2       $  71.7         $  30.3         $  4.4       $ 135.4
                              =======           ======       =======         =======         ======       =======


     In accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," the Company recorded a deferred tax liability and corresponding adjustment to goodwill as a result of its analysis of the tax basis of the DanChem assets acquired in the Company's acquisition of Hickson.

      The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2002 and December 31, 2001 are as follows:

                                                  March 31, 2002                               December 31, 2001
                                     ---------------------------------------    ----------------------------------------
                                        Gross                         Net            Gross                        Net
                                      Carrying     Accumulated     Carrying        Carrying     Accumulated     Carrying
                                       Amount      Amortization     Amount          Amount      Amortization     Amount
                                       ------      ------------     ------          ------      ------------     ------
   Patents ........................     $ 6.7        $  5.7         $  1.0          $  6.6        $  5.5          $  1.1
   Technology .....................      11.7          10.6            1.1            11.7          10.3             1.4
   Customer lists .................      23.8           1.0           22.8            23.8           0.6            23.2
   Other ..........................      18.9           9.7            9.2            16.7           9.1             7.6
                                     --------     ---------       --------        --------     ---------         -------
Total amortizable other
  intangibles .....................      61.1          27.0           34.1            58.8          25.5            33.3
   Trademarks .....................      31.5           0.4           31.1            31.5           0.4            31.1
                                     --------     ---------       --------        --------     ---------         -------
Total non-amortizable other
  intangibles .....................      31.5           0.4           31.1            31.5           0.4            31.1
                                     --------     ---------       --------        --------     ---------         -------
Total other intangibles ...........     $92.6        $ 27.4         $ 65.2          $ 90.3        $ 25.9          $ 64.4
                                     ========     =========       ========        ========     =========         =======


      Amortization expense for the three months ended March 31, 2002 was $1.0. Estimated amortization expense for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $4.2, $2.4, $2.2, $2.0 and $2.0, respectively.

      In accordance with SFAS 142, prior period amounts have not been restated. A reconciliation of reported net income and earnings per share for the three months ended March 31, 2001 to net income and earnings per share as adjusted for the elimination of the amortization of goodwill and certain other intangible assets, net of the related income tax effect, is as follows:

                                                              Basic and
                                                               Diluted
                                                  Net         Earnings
                                                 Income      Per Share
                                               ---------     ----------
                 As reported                       $ 8.9        $ 0.40
                 Goodwill amortization               1.5          0.06
                                               ---------     ----------
                 Adjusted net income               $10.4        $ 0.46
                                               =========     ==========

7.  Debt

      In March 2002, the Company issued $211.0 of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 are due in March 2007 and the Series B notes of $62.0 are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements through December 31, 2002. The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65 plus 50% of cumulative net income under certain circumstances. Proceeds from the issuance of these notes have been used to pay down debt, including the credit facility used to acquire Hickson ("Acquisition Facility").

     In January 2002, the Company renewed its existing 364-day credit facility in the amount of $87.5, which now expires in January 2003 and amended certain prospective financial covenants of this facility and its five-year credit facility to reflect the seasonality of its portfolio. The quarterly leverage ratio has been increased to 4.5 for the first quarter of 2002, with gradual reductions to 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40 plus 50% of cumulative net income under certain circumstances for the periods beginning December 31, 2001.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

      In April 2002, the Company entered into interest rate swap agreements under which the Company swaps its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007.

8.  Derivative Instruments and Hedging

      The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001.

Foreign Currency

      The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2002. During the three months ended March 31, 2002 and 2001, the majority of the Company's foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2002 and 2001, the Company recorded income (loss) of $0.1 and $(0.2), respectively, in Other Comprehensive Loss related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three months ended March 31, 2002 and 2001, the Company recorded a net gain of $0.1 and $0.1, respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

Natural Gas

      In order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expired in April 2002. These contracts have been recorded at fair value and are included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet. These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. During the three months ended March 31, 2002, the Company recorded an unrealized gain of $0.1 in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting.

Debt and Interest

      In March 2002, the portion of the Company's outstanding borrowings that was denominated in British pounds and that had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division was paid-off with the expiration of the Acquisition Facility. Cumulative foreign currency translation adjustments as of March 31, 2002 of $1.0 related to this debt instrument will be recognized upon the sale of the Hickson organics Castleford, England operation.

      In April 2002, the Company entered into interest rate swap agreements under which the Company swaps its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

9.  Comprehensive Income (Loss)

      Comprehensive income (loss) includes the change in the cumulative translation adjustment and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was as follows:

                                                                           Three Months
                                                                          Ended March 31,
                                                                          2002      2001
                                                                          ----      ----
                Net income (loss)                                       $ (7.4)    $  8.9

                      Foreign currency translation adjustments            (0.6)      (8.0)
                      Unrealized income on derivative instruments          0.1       (0.2)
                                                                        -----------------
                      Total other comprehensive loss                      (0.5)      (8.2)
                                                                        -----------------
                Comprehensive income (loss)                             $ (7.9)    $  0.7
                                                                        =================

      The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

10.  Accumulated Other Comprehensive Loss

      Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three months ended March 31, 2002 and 2001 are as follows:

                                                                           Three Months
                                                                          Ended March 31,
                                                                         2002       2001
                                                                         ----       ----
                Beginning balance of accumulated net unrealized gain
                    (loss) on derivative instruments                    $    -     $    -
                Net gain (loss) on cash flow hedges                        0.1       (0.2)
                Less reclassification adjustments                            -          -
                                                                        -----------------
                Ending balance of accumulated net unrealized gain
                    (loss) on derivative instruments                    $  0.1     $ (0.2)
                                                                        =================

      The unrealized gains (losses) on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

11.  Segment Reporting

      The Company has organized its segments around differences in products and services, which is how the Company manages its business. In 2002, the Company reorganized its business portfolio into four operating segments to better reflect the Company's business strategy. The four segments are Microelectronic Materials, Treatment Products, Performance Products and Other Specialty Products. Treatment Products includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Performance Products includes the performance urethanes business. Other Specialty Products includes the hydrazine and sulfuric acid businesses. Sales and operating income for 2001 and 2000 have been restated to conform to current year presentation. Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

                                                                  Three Months
                                                                 Ended March 31,
                                                               2002           2001
                                                             -----------------------
            Sales:
              Microelectronic Materials                      $   32.2       $   54.8
              Treatment Products:
                 HTH Water Products                              48.5           59.0
                 Personal Care & Industrial Biocides             29.4           32.7
                 Wood Protection & Industrial Coatings           52.7           53.8
                                                             -----------------------
              Total Treatment Products                          130.6          145.5
              Performance Products                               31.5           38.4
              Other Specialty Products                           16.8           16.9
                                                             -----------------------
                  Total Sales                                $  211.1       $  255.6
                                                             =======================

            Operating Income (Loss):
              Microelectronic Materials                      $   (4.3)      $    4.7
              Treatment Products:
                 HTH Water Products                               4.7            8.7
                 Personal Care & Industrial Biocides              6.3            6.6
                 Wood Protection & Industrial Coatings            2.3            2.5
                                                             -----------------------
              Total Treatment Products                           13.3           17.8
              Performance Products                               (1.6)          (0.7)
              Other Specialty Products                            1.4            0.4
              Corporate Unallocated                              (3.9)          (2.3)
                                                             -----------------------
                  Total Operating Income                     $    4.9       $   19.9
                                                             =======================

            Capital Spending:
              Microelectronic Materials                      $    0.7       $    1.4
              Treatment Products:
                 HTH Water Products                               2.1            2.0
                 Personal Care & Industrial Biocides              0.9            0.8
                 Wood Protection & Industrial Coatings            0.8            1.0
                                                             -----------------------
              Total Treatment Products                            3.8            3.8
              Performance Products                                1.1            2.3
              Other Specialty Products                            3.3            1.2
                                                             -----------------------
                  Total Capital Spending                     $    8.9       $    8.7
                                                             =======================

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                      ($ in millions, except share amounts)


      Quarterly sales and operating income for the two years ended December 31, 2001 and 2000 are as follows:

                                                                                   2001
                                                   --------------------------------------------------------------------
                                                     First         Second          Third        Fourth          Total
                                                    Quarter        Quarter        Quarter       Quarter          Year
                                                   --------------------------------------------------------------------
Sales:
  Microelectronic Materials                        $   54.8       $   41.9       $   31.8       $   30.4       $  158.9
  Treatment Products:
     HTH Water Products                                59.0           94.6           37.9           16.7          208.2
     Personal Care & Industrial Biocides               32.7           33.3           28.3           23.6          117.9
     Wood Protection & Industrial Coatings             53.8           57.7           54.1           50.2          215.8
                                                   --------------------------------------------------------------------
  Total Treatment Products                            145.5          185.6          120.3           90.5          541.9
  Performance Products                                 38.4           36.0           35.6           31.1          141.1
  Other Specialty Products                             16.9           21.4           20.8           19.8           78.9
                                                   --------------------------------------------------------------------
     Total Sales                                   $  255.6       $  284.9       $  208.5       $  171.8       $  920.8
                                                   ====================================================================

Operating Income (Loss):
  Microelectronic Materials                        $    4.7       $   (1.4)      $   (5.0)      $   (5.7)      $   (7.4)
  Treatment Products:
     HTH Water Products                                 8.7           10.7           (6.7)         (14.9)          (2.2)
     Personal Care & Industrial Biocides                6.6            6.3            4.9            3.8           21.6
     Wood Protection & Industrial Coatings              2.5            5.4            2.6            0.9           11.4
                                                   --------------------------------------------------------------------
  Total Treatment Products                             17.8           22.4            0.8          (10.2)          30.8
  Performance Products                                 (0.7)           1.5           (0.9)          (1.8)          (1.9)
  Other Specialty Products                              0.4            4.2            2.5            4.6           11.7
                                                   --------------------------------------------------------------------
                                                       22.2           26.7           (2.6)         (13.1)          33.2
  Corporate Unallocated                                (2.3)          (1.7)          (1.5)          (3.5)          (9.0)
                                                   --------------------------------------------------------------------
     Total Operating Income (Loss)                 $   19.9       $   25.0       $   (4.1)      $  (16.6)      $   24.2
                                                   ====================================================================

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

                                                                          2000
                                                  ------------------------------------------------------------
                                                      First      Second      Third       Fourth      Total
                                                     Quarter     Quarter    Quarter      Quarter     Year
                                                  ------------------------------------------------------------
Sales:
  Microelectronic Materials                        $    57.1     $  57.8    $  59.9       $  58.8     $233.6
  Treatment Products:
     HTH Water Products                                 73.7       108.3       40.3          22.0      244.3
     Personal Care & Industrial Biocides                23.0        26.5       22.0          30.3      101.8
     Wood Protection & Industrial Coatings                 -           -       19.2          48.8       68.0
                                                  ------------------------------------------------------------
  Total Treatment Products                              96.7       134.8       81.5         101.1      414.1
  Performance Products                                  39.1        41.8       39.7          43.0      163.6
  Other Specialty Products                              19.0        19.0       19.2          18.6       75.8
                                                  ------------------------------------------------------------
                                                       211.9       253.4      200.3         221.5      887.1
   Superior Pool Products                               16.8        28.7        8.6             -       54.1
                                                  ------------------------------------------------------------
      Total Sales                                  $   228.7     $ 282.1    $ 208.9       $ 221.5     $941.2
                                                  ============================================================

Operating Income (Loss):
  Microelectronic Materials                        $     1.6     $   2.0    $   3.3       $   3.6     $ 10.5
  Treatment Products:
     HTH Water Products                                 14.4        22.0       (3.3)        (10.5)      22.6
     Personal Care & Industrial Biocides                 2.5         2.3        4.0           2.7       11.5
     Wood Protection & Industrial Coatings                 -           -        0.8           2.1        2.9
                                                  ------------------------------------------------------------
  Total Treatment Products                              16.9        24.3        1.5          (5.7)      37.0
  Performance Products                                   5.2         4.6        5.9           4.0       19.7
  Other Specialty Products                               1.3         3.5        0.4           1.2        6.4
                                                  ------------------------------------------------------------
                                                        25.0        34.4       11.1           3.1       73.6
  Superior Pool Products                                 0.2         2.2        0.1             -        2.5
  Corporate Unallocated                                 (3.2)       (3.2)      (2.3)         (2.0)     (10.7)
                                                  ------------------------------------------------------------
      Total Operating Income                       $    22.0     $  33.4    $   8.9       $   1.1     $ 65.4
                                                  ============================================================

12.  Restructuring

      In the first quarter of 2002, the Company recorded a restructuring charge of $7.6 which included $6.6 related to headcount reductions of approximately 200 employees in the microelectronic materials, performance urethanes and HTH water products businesses, as well as a charge related to the consolidation of several treatment products segment operations. The non-cash portion of the restructuring charge was approximately $1.0.

                              ARCH CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                     ($ in millions, except share amounts)

      The following table summarizes activity related to the 2002, 2001 and 2000 restructuring costs:

                                                          Severance           Asset
                                                            Costs          Write-downs     Other Items      Total
                                                            -----          -----------     -----------      -----
Provision ...........................................    $ 18.0             $ 11.0            $ 5.0         $  34.0
2000 Activity:
  Payments ..........................................       1.4                 --               --             1.4
  Utilized ..........................................                         11.0               --            11.0
                                                         ------             ------            -----         -------
Balance at December 31, 2000 ........................      16.6                 --              5.0            21.6
2001 Activity:
  Provision .........................................       2.4                 --               --             2.4
  Payments ..........................................      11.0                 --              1.6            12.6
  Reclass postemployment liability ..................       2.5                 --               --             2.5
  Reserve reduction .................................       0.3                 --              1.2             1.5
                                                         ------             ------            -----         -------
Balance at December 31, 2001 ........................       5.2                 --              2.2             7.4
2002 Activity:
  Provision .........................................       6.6                 --              1.0             7.6
  Payments ..........................................       1.8                 --               --             1.8
                                                         ------             ------            -----         -------
Balance at March 31, 2002 ...........................    $ 10.0             $   --            $ 3.2         $  13.2
                                                         ======             ======            =====         =======

     As of March 31, 2002, $29.3 had been charged against restructuring reserves. As of March 31, 2002, 150 employees from the 2002 restructuring program and all employees from the 2001 and 2000 restructuring programs had been terminated. At March 31, 2002, $13.2 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

13.  Significant Contract

     In April 2002, pursuant to the Company's Chlor-Alkali Supply Agreement with Olin Corporation ("Olin"), the Company notified Olin of its intention to terminate its agreement effective December 31, 2003.

14.  Commitments and Contingencies

     In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment of approximately $8.5 plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2001, the judgment was reversed on the successful appeal by the Company and remanded for a new trial on damages. The judgment and related interest is included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items during the three months ended March 31, 2002.

     See the Company's Form 10-K for the year ended December 31, 2001 for additional information on the above items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

     In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company's HTH water products business is seasonal in nature. Historically, approximately 40% - 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. In addition, this seasonality is expected to be affected by the change in distribution strategy to a direct-to-retail method. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

Results of Operations
---------------------

Consolidated

                                                                  Three Months
                                                                Ended March 31,
                                                                2002         2001
                                                            ----------   ----------
                                                     (In millions, except per share amounts)
Sales                                                         $ 211.1     $ 255.6
                                                            ==========   ==========

Gross Margin                                                  $  58.2     $  73.2
Selling and Administration                                       47.1        45.6
Amortization of Intangibles                                       1.0         2.5
Research and Development                                          5.8         6.4
Equity in (Earnings) of Affiliated Companies                     (0.6)       (1.2)
Restructuring                                                     7.6         0.8
Interest Expense, net                                             3.2         5.4
Income Tax Expense (Benefit)                                     (2.3)        4.6
Loss from Discontinued Operations, net of tax                    (2.3)         --
Loss on Sale of DanChem, net of tax                              (1.5)         --
Cumulative Effect of Accounting Change, net of tax                 --        (0.2)
                                                            -----------  ----------
Net Income (Loss)                                             $  (7.4)    $   8.9
                                                            ===========  ==========

Diluted Income (Loss) Per Common Share                        $ (0.33)    $  0.40
                                                            ===========  ==========

EBITDA *                                                      $  18.4     $  38.3
                                                            ===========  ==========

* Represents earnings before interest, taxes, depreciation and amortization, excludes special items and unremitted earnings of 50% or less owned affiliates and includes the operating results of the Hickson organics division since the date of acquisition. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     The following table reconciles diluted income (loss) per share to diluted income per share excluding special items, discontinued operations, cumulative effect of accounting change and the pro forma effect of not amortizing goodwill and certain intangibles in 2001:

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                                  2002          2001
                                                                              ------------- --------------
    Diluted Income (Loss) Per Share                                             $ (0.33)       $ 0.40
    Amortization of Intangibles                                                       -          0.06
                                                                              ------------- --------------
                                                                                  (0.33)         0.46
                                                                              ------------- --------------
    Restructuring, net of tax                                                      0.21          0.02
    Loss from Discontinued Operations, net of tax                                  0.10             -
    Loss on Sale of DanChem, net of tax                                            0.07             -
    Cumulative Effect of Accounting Change, net of tax                                -          0.01
                                                                              ------------- --------------
                                                                                   0.38          0.03
                                                                              ------------- --------------
    Diluted Income Per Share Excluding Special Items, Discontinued
    Operations, Cumulative Effect of Accounting Change and Pro Forma
    Effect of Change in Accounting for Amortization of Goodwill and
    Certain Intangibles                                                         $  0.05        $ 0.49
                                                                              ============= ==============

Three Months Ended March 31, 2002 Compared to 2001

     Sales decreased $44.5 million. The decrease was due to the exit of certain unprofitable process chemical product lines (approximately $12 million) and a decrease in volumes, primarily related to the microelectronic materials, HTH water products and performance urethanes businesses.

     Gross margin percentage was 27.6% and 28.6% for 2002 and 2001, respectively. The decrease in margin percentage was due to lower margins in the microelectronic materials business as a result of lower volumes, partially offset by lower manufacturing costs in the biocides and coatings businesses.

     Selling and administration expenses as a percentage of sales increased to 22.3% in 2002 from 17.8% in 2001 due to the lower sales in 2002. Excluding costs related to the Company's accounts receivable securitization program ($0.6 million), selling and administrative expenses increased in amount by $0.9 million. The increase is primarily due to higher pension and benefit-related expenses, partially offset by lower selling expenses associated with the microelectronic materials segment.

     Research and development expenses decreased $0.6 million primarily due to cost reduction initiatives in the microelectronic materials and HTH water products businesses.

     Restructuring in 2002 includes a $6.6 million charge for headcount reductions in the microelectronics materials, treatment products and performance products segments, and a $1.0 million charge for expenses related to the consolidation of several treatment products segment operations. The Company anticipates future annual cost savings of $10 to $12 million related to the workforce reductions. Restructuring in 2001 consists of retention payments made to employees as a result of the company's restructuring of the process chemicals business in 2000.

     Equity in earnings of affiliated companies decreased $0.6 million due to lower profits from the Nordeschlor S.A. and FUJIFILM Arch joint ventures.

     Interest expense, net was $3.2 million in 2002 compared to $5.4 million in 2001. The decrease was primarily due to lower effective interest rates and lower debt due to lower working capital borrowings.

     The effective tax rate on income (loss) from continuing operations before cumulative effect of accounting change and before special items for the first quarter was 36% in 2002 compared to 34% in 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     Loss from discontinued operations, net of tax, reflects the results of operations of the Hickson organics division including a $0.6 million restructuring charge for severance costs and interest expense allocated to this business. In addition, it includes a $1.4 million charge for estimated losses to be incurred through the estimated sale date.

     Loss on the sale of DanChem, net of tax, represents the after-tax loss on the sale of the Company's operations in Danville, Virginia for proceeds of approximately $25 million.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased $19.9 million due to lower operating results in the microelectronics materials and HTH water products businesses and the Hickson organics division.

     Second Quarter and Full Year Outlook

     The Company anticipates earnings per share from continuing operations in the second quarter to be in the $0.55 to $0.60 range, compared to $0.60 in the prior-year quarter. The second quarter is traditionally the Company's strongest quarter of the year, largely because it is the peak selling season for pool care products. The Company expects the microelectronic materials and performance urethanes businesses to continue to experience soft demand in their end-use markets, but expects improvement in each of its operating segments during the second quarter as compared to the first quarter.

     The Company expects 2002 to be a transition year for major global economies and in turn for the chemical industry. For the full-year 2002, earnings per share from continuing operations excluding special items are expected to be in the range of $0.50 to $0.75. In addition, EBITDA is expected to be in the $95 to $105 million range, while capital spending should be around $45 million. See "Cautionary Statement under Federal Securities Laws" below.

     Segment Information

     The Company has reorganized its business portfolio into four operating segments to better reflect the Company's business strategy. The four segments are microelectronic materials, treatment products, performance products and other specialty products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Performance products includes the performance urethanes business. Other specialty products include the hydrazine and sulfuric acid businesses. Sales and operating income for 2001 have been restated to reflect the new structure. The following compares segment sales and operating income for the first quarter of 2002 and 2001 (including equity in earnings of affiliated companies and excluding special items and certain unallocated expenses of the corporate headquarters):

Microelectronic Materials

                                                            Three Months
                                                           Ended March 31,
                                                            2002     2001
                                                           ------   ------
                                                           ($ in millions)
                   Results of Operations
                   Sales                                   $32.2    $54.8
                   Operating Income/(Loss)                  (4.3)     4.7

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     Three Months Ended March 31, 2002 Compared to 2001

     Sales decreased approximately 41%. Of the sales decrease, approximately $12 million was related to the exit of certain unprofitable process chemical product lines announced in the fourth quarter of 2000. Excluding this effect, sales were approximately 25% lower, principally due to the downturn in the semiconductor industry, which adversely affected demand for most product lines. The operating loss as compared to operating income in the prior year, resulted primarily from the lower sales and was partially offset by lower manufacturing and selling and administrative costs resulting from cost-reduction initiatives.

Treatment Products

                                                               Three Months
                                                              Ended March 31,
                                                             2002         2001
                                                             ----         ----
                                                              ($ in millions)
            Results of Operations:
            Sales
                 HTH Water Products                         $ 48.5      $ 59.0
                 Personal Care & Industrial Biocides          29.4        32.7
                 Wood Protection & Industrial Coatings        52.7        53.8
                                                            ------      ------
            Total Treatment Products                         130.6       145.5
                                                            ======      ======

            Operating Income
                 HTH Water Products                            4.7         8.7
                 Personal Care & Industrial Biocides           6.3         6.6
                 Wood Protection & Industrial Coatings         2.3         2.5
                                                            ------      ------
            Total Treatment Products                          13.3        17.8
                                                            ======      ======

     Three Months Ended March 31, 2002 Compared to 2001

     Sales decreased 10% and operating income decreased 25%. The decrease in sales is due to lower volumes in the HTH water products and personal care and industrial biocides businesses. The decrease in operating income is primarily a result of the lower sales.

     HTH Water Products

     Sales decreased 18% and operating income decreased $4.0 million. The decrease in sales was principally due to lower sales of branded products and lower non-branded calcium hypochlorite volumes. The lower branded volumes were primarily a result of a change in distribution strategy to a direct-to-retail approach, which is expected to shift traditional first quarter sales into the second quarter. The lower non-branded calcium hypochlorite sales were due to decreased demand from repackaging customers. The decrease in operating income was primarily due to the lower sales volumes, unfavorable product mix and lower profits from the Company's Brazilian joint venture, Nordesclor S.A.

     Personal Care and Industrial Biocides

     Sales were 10% lower than 2001 as higher marine antifouling paint sales were more than offset by lower personal care sales, the discontinuance of a custom-chemical product line and reduced antidandruff volumes. Operating income was comparable to 2001 as higher gross margins due to favorable product mix and lower manufacturing and selling and administrative costs from cost-reduction initiatives were offset by the lower sales. In addition, operating results benefited from the non-amortization of goodwill.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     Wood Protection & Industrial Coatings

     Sales were two percent lower than the prior year due to weak European economic conditions. Operating income was comparable to the prior year as lower raw materials costs offset slightly higher selling and administrative expenses to support various industrial coatings growth initiatives. In addition, operating results benefited from the non-amortization of goodwill and other intangible assets.

Performance Products

                                                              Three Months
                                                             Ended March 31,
                                                             2002       2001
                                                             ----       ----
                                                             ($ in millions)
                   Results of Operations
                   Sales                                    $31.5      $38.4
                   Operating Loss                            (1.6)      (0.7)


     Three Months Ended March 31, 2002 Compared to 2001

     Sales decreased $6.9 million or approximately 18% principally due to lower glycol and performance polyol volumes, a result of poor economic conditions and lower Latin American sales. These sales continue to be adversely affected by the softness in the North American coatings, adhesives, sealants and elastomer markets combined with pricing pressures from imported products. Operating results were lower as a result of the lower sales, partially offset by lower manufacturing and selling and administrative costs due to cost-reduction initiatives implemented in 2001 and 2002.

Other Specialty Products

                                                              Three Months
                                                             Ended March 31,
                                                             2002       2001
                                                             ----       ----
                                                             ($ in millions)

                   Results of Operations
                   Sales                                    $16.8      $16.9
                   Operating Income                           1.4        0.4

     Three Months Ended March 31, 2002 Compared to 2001

     Sales were comparable and operating income increased significantly.

     Hydrazine sales increased by approximately three percent due to higher propellant sales and higher hydrate volumes, partially offset by lower hydrate prices. Operating income was higher primarily due to the higher propellant sales and lower manufacturing costs.

     Sulfuric acid sales decreased approximately five percent as a result of lower pricing due to an unfavorable product mix compared to the prior year. Operating income was comparable to prior year as the lower sales were offset by lower manufacturing costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity and Other Financial Data
-------------------------------------------------------

Cash Flow Data

                                                                      Three Months
                                                                     Ended March 31,
                                                                     2002       2001
                                                                     ----       ----
                                                                     ($ in millions)
              Provided By (Used For)
              Sale of Accounts Receivable                           $ 43.3   $    -
              Net Operating Activities from Continuing Operations     26.1    (30.5)
              Capital Expenditures                                    (8.9)    (8.7)
              Proceeds from Sale of Business                          25.0        -
              Businesses Acquired, Net of Cash                           -     (2.0)
              Net Investing Activities                                16.1    (10.9)
              Debt Borrowing (Repayments)                            (28.4)    34.8
              Net Financing Activities                               (31.1)    31.3

   Three Months Ended March 31, 2002 Compared to 2001

     For the three months ended March 31, 2002, the $56.6 million increase in cash flow provided by net operating activities from continuing operations was primarily attributable to the sale of accounts receivable, lower restructuring payments and lower investment in working capital, partly offset by lower cash earnings.

    Cash used by assets held for sale was $4.0 million in 2002 compared to cash provided of $2.3 million in 2000 primarily due to lower cash earnings of the Hickson organics Castleford, England operation.

     Capital expenditures for the first three months of 2002 were comparable to 2001 as higher discretionary expenditures in the other specialty products segment was offset by lower discretionary expenditures in the microelectronic materials and performance urethanes businesses. Capital expenditures for 2002 are expected to be approximately $45 million.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million. Proceeds from the sale of these assets have been used to pay down debt.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 million in cash.

     Cash used by financing activities in the first three months of 2002 as compared to cash provided by financing activities in 2001, was due to the pay down of debt from the proceeds of the sale of accounts receivable, the sale of the Company's operations in Danville, Virginia and the lower working capital borrowing needs, partially offset by the lower cash earnings.

     On March 8, 2002, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $4.4 million during the first three months of 2002.

     On October 28, 1999, the Company's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through March 31, 2002, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended in 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business.

    At March 31, 2002, the Company had two credit facility agreements. These included an unsecured $125 million revolving five-year credit facility ("Five-year Facility"), which expires in January 2004 and an unsecured $87.5 million 364-day facility ("364-day Facility"), which had expired in January 2002 and was subsequently

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

renewed (see below). The Company's $225 million revolving credit facility ("Acquisition Facility"), which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the "Credit Facilities"), expired in March 2002. As of March 31, 2002, facility fees are payable on the Credit Facilities and range from 0.125% to 0.5%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.425% to 1.55%. At March 31, 2002, the Company had approximately $156 million of available borrowings under the Credit Facilities.

     In January 2002, the Company renewed its existing 364-day Facility in the amount of $87.5 million, which now expires in January 2003 and amended certain prospective financial covenants of this facility and the Five-year Facility to reflect the seasonality of its portfolio. The quarterly leverage ratio (debt/EBITDA) has been increased to 4.5 for the first quarter of 2002, with gradual reductions to 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40 million plus 50% of cumulative net income under certain circumstances beginning December 31, 2001.

     In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements through December 31, 2002. The notes contain quarterly leverage ratio covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. Proceeds from the issuance of these notes have been used to pay down debt, including the Acquisition Facility.

     In April 2002, the Company entered into interest rate swap agreements under which the Company swaps its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. These agreements expire in March 2007.

     In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. As of March 31, 2002, the Company had received proceeds of $43.3 million from the sale of participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The accounts receivable securitization program provides another source of funding for the Company and is expected to lower overall funding costs.

     At March 31, 2002, the Company had $7.3 million of outstanding letters of credit and $4.4 million of letters of guarantee, including $3.4 million of its joint venture, Planar Solutions' borrowings. The Company has agreed to guarantee up to $8.5 million of Planar borrowings as of March 31, 2002.

     The Company believes that the Credit Facilities and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage or fixed charge coverage ratio covenants which could trigger a default condition under its debt agreements.

     The Company is pursuing the sale of the Hickson organics Castleford, England operation. Proceeds from the sale are expected to be used to reduce debt levels.

     On April 25, 2002, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on June 5, 2002, to shareholders of record at the close of business on May 6, 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

New Accounting Standards
------------------------

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. SFAS 143 also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of SFAS 143 effective January 1, 2003 and has not yet determined the extent of its impact, if any.

     In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 6 of Notes to Condensed Consolidated Financial Statements for discussion of the impact of the provisions that have been adopted. The first step of the transitional goodwill impairment assessment, which is a comparison of the carrying amount of the reporting units to the corresponding fair value of those units, must be completed within six months of adoption. If the carrying amount of the reporting units exceeds the related fair values, the Company has until December 31, 2002 to determine the amount of any loss, which will be recognized as a cumulative effect of change in accounting principle in 2002. The Company has not yet determined the extent of the impact of the goodwill impairment provisions of SFAS 142.

Cautionary Statement under Federal Securities Laws
--------------------------------------------------

     The information in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in the second half of 2002 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; strengthening of the U.S. dollar against the euro; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; further deterioration in the semiconductor industry and lack of recovery in the second half of 2002; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; gains or losses on derivative instruments; and the inability of the Company to sell the Hickson organics Castleford, England operation at its desired price.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     At March 31, 2002, the Company was exposed to interest rate risk on approximately 25% of its outstanding borrowings which are at floating rates. In April 2002, the Company entered into interest rate swap agreements which increased the percentage of borrowings with floating rates to approximately 50%. Based on the Company's expected 2002 borrowing levels after taking into effect the swap agreements, an increase in interest rates of 100 basis points would decrease the Company's results of operations and cash flows by approximately $1 million.

Foreign Currency Risk

     At March 31, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $10.8 million and forward contracts to buy foreign currencies with notional amounts of $13.4 million. The fair values of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

     Holding other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company's annual cash flows would be an increase (decrease) of between $2 million to $3 million, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company's results of operations for interim periods in the future, if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

     The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At March 31, 2002, the Company had forward contracts to purchase natural gas with notional amounts of $0.6 million. The fair value of these contracts is included in Accrued Liabilities. A 10 percent change in the forward price of natural gas would increase or decrease the fair value of these forward contracts by approximately $0.1 million.

     See the Company's Form 10-K for the year ended December 31, 2001 for additional information on the above items.

                              ARCH CHEMICALS, INC.
                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)  Exhibits required by Item 601 of Regulation S-K.


          4. Amendment No. 2, dated as of April 26, 2002, to Rights Amendment, dated as of January 29, 1999.

          10. First Amendment, dated as of April 10, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, National Association.


          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                        ARCH CHEMICALS, INC.
                                        --------------------
                                            (Registrant)



May 10, 2002                            By: Louis S. Massimo
                                            ------------------------------------
                                            Louis S. Massimo
                                            Vice President and Chief Financial
                                             Officer

                                  EXHIBIT INDEX

4. Amendment No. 2, dated as of April 26, 2002, to Rights Agreement, dated as of January 29, 1999.

10. First Amendment, dated as of April 10, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, National Association.