Form 10-Q
period 2002-06-30
ARCH CHEMICALS INC
filed 2002-08-14
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

[     ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission file number: 1-14601

Arch Chemicals, Inc.

(Exact name of registrant as specified in its charter)

Virginia	06-1526315

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 Merritt 7, Norwalk, CT	06851
(Address of principal executive offices)	(Zip Code)

(203) 229-2900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  X    NO

As of July 31, 2002, there were 22,400,892 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I.     FINANCIAL INFORMATION
Item 1.      Financial Statements

ARCH CHEMICALS, INC.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)
	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9.3	$4.0
Accounts receivable, net	117.8	162.6
Short-term investment	50.8	—
Inventories, net	138.6	131.1
Other current assets	21.9	25.6
Assets held for sale	32.0	53.5

Total current assets	370.4	376.8
Investments and advances—affiliated companies at equity	23.8	27.2
Property, plant and equipment, net	330.6	332.4
Goodwill	135.8	131.6
Other intangibles	63.4	64.4
Other assets	21.3	19.6

Total assets	$945.3	$952.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4.5	$38.5
Accounts payable	157.9	111.3
Accrued liabilities	98.8	85.3

Total current liabilities	261.2	235.1
Long-term debt	220.9	265.1
Other liabilities	65.6	64.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares:
22.4 shares issued and outstanding in 2002 (22.2 in 2001)	22.4	22.2
Additional paid-in capital	418.7	424.4
Accumulated deficit	(6.9)	(12.5)
Accumulated other comprehensive loss	(36.6)	(46.6)

Total shareholders’ equity	397.6	387.5

Total liabilities and shareholders’ equity	$945.3	$952.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$296.2	$284.9	$507.3	$540.5
Cost of goods sold	204.6	195.0	357.5	377.4
Selling and administration	59.7	56.5	106.8	102.1
Amortization of intangibles	1.6	2.5	2.6	5.0
Research and development	5.8	6.0	11.6	12.4
Equity in (earnings) of affiliated companies	(1.4)	(0.1)	(2.0)	(1.3)
Restructuring	—	(0.2)	7.6	0.6

Income from continuing operations before interest, taxes and cumulative effect of accounting change	25.9	25.2	23.2	44.3
Interest expense	5.2	5.3	8.7	10.8
Interest income	0.2	0.3	0.5	0.4

Income from continuing operations before taxes and cumulative effect of accounting change	20.9	20.2	15.0	33.9
Income tax expense	7.5	6.7	5.2	11.3

Income from continuing operations before cumulative effect of accounting change	13.4	13.5	9.8	22.6
Loss from discontinued operations, net of tax	(0.4)	—	(2.7)	—
Loss on sale of DanChem, net of tax	—	—	(1.5)	—
Cumulative effect of accounting change, net of tax	—	—	—	(0.2)

Net income	$13.0	$13.5	$5.6	$22.4

Basic income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.60	$0.60	$0.44	$1.02
Loss from discontinued operations	(0.02)	—	(0.12)	—
Loss on sale of DanChem	—	—	(0.07)	—
Cumulative effect of accounting change	—	—	—	(0.01)

Basic income per common share	$0.58	$0.60	$0.25	$1.01

Diluted income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.59	$0.60	$0.43	$1.01
Loss from discontinued operations	(0.01)	—	(0.11)	—
Loss on sale of DanChem	—	—	(0.07)	—
Cumulative effect of accounting change	—	—	—	(0.01)

Diluted income per common share	$0.58	$0.60	$0.25	$1.00

Weighted average common shares outstanding:
Basic	22.4	22.3	22.4	22.3

Diluted	22.6	22.4	22.6	22.3

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)
	Six Months Ended June 30,
	2002	2001
Operating activities
Net income	$5.6	$22.4
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities, net of business acquired:
Loss from discontinued operations	2.7	—
Loss on sale of DanChem	1.5	—
Equity in earnings of affiliates	(2.0)	(1.3)
Depreciation	25.5	24.3
Amortization of intangibles	2.6	5.0
Deferred taxes	6.1	4.1
Restructuring	7.6	0.6
Restructuring payments	(4.1)	(11.1)
Changes in assets and liabilities, net of purchase and sale of business:
Sale of accounts receivable	71.8	—
Receivables	(70.3)	(23.6)
Inventories	(2.7)	24.0
Other current assets	(2.0)	0.4
Accounts payable and accrued liabilities	42.5	(21.8)
Noncurrent liabilities	3.1	0.9
Other operating activities	2.8	0.2

Net operating activities from continuing operations	90.7	24.1
Change in net assets held for sale	(8.3)	4.4

Net operating activities	82.4	28.5

Investing activities
Capital expenditures	(17.1)	(18.8)
Business acquired in purchase transaction, net of cash acquired	—	(2.0)
Proceeds from sale of business	25.0	—
Other investing activities	0.1	(0.1)

Net investing activities	8.0	(20.9)

Financing activities
Long-term debt repayments, net	(65.2)	(13.6)
Short-term debt borrowings (repayments), net	(224.5)	3.5
Issuance of unsecured senior notes	211.0	—
Dividends paid	(8.9)	(8.9)
Other financing activities	2.7	1.5

Net financing activities	(84.9)	(17.5)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.6)

Net increase (decrease) in cash and cash equivalents	5.3	(11.5)
Cash and cash equivalents, beginning of year	4.0	19.1

Cash and cash equivalents, end of period	$9.3	$7.6

Supplemental cash flow information
Taxes paid (refunds), net	$(5.8)	$8.0

Interest paid	$5.1	$14.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

1.    Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2001. The Company’s HTH water products business is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 2002 presentation.

2.    Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Diluted weighted average common shares outstanding for the three and six months ended June 30, 2002 excludes the impact of 1.0 million stock options with exercise prices greater than the average market price of the Company’s common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic	22.4	22.3	22.4	22.3
Common equivalent shares from stock options using the treasury stock method	0.2	0.1	0.2	—

Diluted	22.6	22.4	22.6	22.3

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed under SFAS 123, the Company has chosen to account for stock-based compensation cost in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” If the Company expensed the issuance of stock options under SFAS 123, net income and diluted earnings per share would have been reduced by $0.4 and $0.02, and $0.7 and $0.04, respectively for the six months ended June 30, 2002 and 2001.

3.    Accounts Receivable/Short-Term Investment

In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0. The Company has agreed to provide servicing for accounts receivable collections. The proceeds from the sale of participation interests under this arrangement are subject to change based on the level of eligible receivables. The accounts receivable sold have been reflected as a sale of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

As of June 30, 2002, the Company had received proceeds of $71.8 from the sale of participation interests in $126.6 of accounts receivable. The fair value of the retained undivided interest of $50.8 is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheet. The proceeds of the sale were used to reduce borrowings. The costs of the program, including certain one-time fees, for the three and six months ended June 30, 2002 of $0.3 and $0.9 are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. The Company expects the costs of the accounts receivable securitization program to be a percentage of the fair market value of the participation interests sold. The percentage is variable and will be approximately equivalent to one month LIBOR plus 0.35%. Fair value of the retained undivided interest includes a reserve for credit losses and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are at fair value.

4.    Inventories

	June 30, 2002	December 31, 2001
Raw materials and supplies	$43.6	$ 43.3
Work in process	21.8	24.6
Finished goods	120.7	111.8

Inventories, gross	186.1	179.7
LIFO reserve	(47.5)	(48.6)

Inventories, net	$138.6	$ 131.1

Approximately half of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2002 reflect certain estimates relating to inventory quantities and costs at December 31, 2002.

5.    Assets Held For Sale/Discontinued Operations

The Company has accounted for the Hickson International Limited (“Hickson”) organics division (Castleford, England and Danville, Virginia operations) in accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold” (“EITF 87-11”) through August 31, 2001 and in accordance with APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and EITF No. 90-6, “Accounting For Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit To Be Sold” (“EITF 90-6”) since September 1, 2001. Net earnings (losses) of the Hickson organics division from the acquisition date through August 31, 2001 were not included in the Condensed Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value in accordance with EITF 87-11. The results of operations associated with these assets held for sale and interest allocated to these assets, which are not included on the accompanying Condensed Consolidated Statements of Income are as follows:

	ThreeMonths Ended June 30, 2001	Six Months Ended June 30, 2001
Pretax income from operations, before interest	$0.1	$1.4
Interest expense allocated	1.4	3.0

Beginning September 1, 2001, results of operations of the Hickson organics division are included in Loss From Discontinued Operations, net of tax on the accompanying Condensed Consolidated Statements of Income and include an allocation of interest expense. Sales for the three and six months ended June 30, 2002 were $11.5 and $29.6, respectively. Interest allocated to discontinued operations for the three and six months ended June 30, 2002 was $0.5 and $1.0, respectively.

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

Assets held for sale at June 30, 2002 include the Hickson organics division Castleford, England operation and certain land that the Company is in the process of divesting. The Hickson organics business has been valued on the accompanying Condensed Consolidated Balance Sheets at its estimated net selling price. In addition, in accordance with APB 16, the Company has estimated the net future results of operations through its expected disposition date. Accordingly, a $1.4 reserve for estimated losses to be incurred at the Castleford, England operation through the third quarter 2002 was recorded in the first quarter of 2002 and is included in Loss From Discontinued Operations for the six months ended June 30, 2002 in the accompanying Condensed Consolidated Statements of Income. Second quarter operating losses of $1.2 have been applied against this reserve. The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements and could result in future gains or losses from discontinued operations or from disposal of this business. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company’s ability to dispose of the business within the time, price and manner originally estimated, the retention of key customers during the divesture period, benefit plan costs, including pension, and environmental matters. The Company continues to actively work on completing the sale of these assets during 2002. However, due to the current market conditions, it is possible that they may not be sold by the end of the third quarter. If the sale does not occur by such date, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations. As a result, the results of operations, cash flows and balance sheet information of the organics division would be included in all applicable line items of the Company’s consolidated financial statements rather than the current treatment.

The Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. In accordance with the transition provisions in paragraphs 50 and 51 of SFAS 144, the Company continues to account for these assets held for sale in accordance with APB 30 and EITF 90-6.

6.    Goodwill and Other Intangibles

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization of goodwill and other intangibles in the three and six months ended June 30, of 2002 of $1.3 and $2.8, respectively. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The application of this provision of SFAS 142 did not have a material effect on the Company’s results of operations.

The Company is required to test goodwill for impairment annually and upon adoption of SFAS 142. The first step of the transitional goodwill impairment assessment is a comparison of the carrying amount of the reporting units to the corresponding fair value of those units. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. The initial test for goodwill impairment was completed during the second quarter. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results. The fair market values of the reporting units in all cases exceeded the carrying value of those units, including the allocation of certain corporate assets and liabilities, and therefore, no impairment has been recorded related to the Company’s goodwill balances.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Microelectronics Materials	HTHWater Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Performance Products	Total
Balance, January 1, 2002	$ 26.8	$ 2.2	$30.3	$67.9	$ 4.4	$131.6
Post acquisition adjustment	—	—	—	3.6	—	3.6
Other	—	—	—	0.6	—	0.6

Balance, June 30, 2002	$ 26.8	$ 2.2	$30.3	$72.1	$ 4.4	$135.8

In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company recorded a deferred tax liability and corresponding adjustment to goodwill as a result of its analysis of the tax basis of the DanChem assets acquired in the Company’s acquisition of Hickson.

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$6.8	$6.5	$0.3	$6.6	$5.5	$1.1
Technology	11.7	11.0	0.7	11.7	10.3	1.4
Customer lists	23.8	1.4	22.4	23.8	0.6	23.2
Other	18.9	10.0	8.9	16.7	9.1	7.6

Total amortizable other intangibles	61.2	28.9	32.3	58.8	25.5	33.3
Trademarks	31.5	0.4	31.1	31.5	0.4	31.1

Total non-amortizable other intangibles	31.5	0.4	31.1	31.5	0.4	31.1

Total other intangibles	$92.7	$29.3	$63.4	$90.3	$25.9	$64.4

Amortization expense for the three and six months ended June 30, 2002 was $1.6 and $2.6. Estimated amortization expense for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $4.4, $2.2, $2.1, $2.0 and $2.0, respectively.

In accordance with SFAS 142, prior period amounts have not been restated. A reconciliation of reported net income and earnings per share for the three and six months ended June 30, 2001 to net income and earnings per share as adjusted for the elimination of the amortization of goodwill and certain other intangible assets, net of the related income tax effect, is as follows:

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
As reported	$13.5	$0.60	$22.4	$1.00
Amortization of intangibles	1.3	0.05	2.8	0.11

Adjusted net income	$14.8	$0.65	$25.2	$1.11

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

7.    Debt

In April 2002, the Company entered into interest rate swap agreements under which the Company swaps the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates, for a portion of its fixed rate borrowings under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Accordingly, the swap agreements have been recorded at their fair market value of $1.6 and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company issued $211.0 of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 are due in March 2007 and the Series B notes of $62.0 are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements. The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65.0 plus 50% of cumulative net income subject to certain adjustments. Proceeds from the issuance of these notes have been used to pay down debt, including the credit facility used to acquire Hickson (“Acquisition Facility”).

In January 2002, the Company renewed its existing 364-day credit facility in the amount of $87.5, which now expires in January 2003 and amended certain prospective financial covenants of this facility and its five-year credit facility to reflect the seasonality of its working capital requirements. The quarterly leverage ratio was increased to 4.5 for the first quarter of 2002 and to 4.0 for the second quarter of 2002, with gradual reductions to 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40.0 plus 50% of cumulative net income subject to certain adjustments for the periods beginning December 31, 2001.

8.    Derivative Instruments and Hedging

The Company accounts for derivatives in accordance with SFAS 133, as amended by SFAS No. 137 and SFAS No. 138. The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001.

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2002. During the three and six months ended June 30, 2002 and 2001, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2002 and 2001, the Company recorded income (loss) of $0.5 and $0.6, and $(0.3) and $(0.5), respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three and six months ended June 30, 2002 and 2001, the Company recorded a net gain (loss) of $(0.1) and $0, and $(0.1) and $(0.1), respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

Natural Gas

In order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expired in April 2002. These contracts have been recorded at fair value as of December 31, 2001 and are included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet. These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. During the three and six months ended June 30, 2002 and 2001, the Company recorded an unrealized gain (loss) of $0 and $0.1, and $(1.4) and $(1.3), respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting.

Debt and Interest

In April 2002, the Company entered into interest rate swap agreements under which the Company swaps the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.6 and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the portion of the Company’s outstanding borrowings that was denominated in British pounds and that had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division was paid-off with the expiration of the Acquisition Facility. Cumulative foreign currency translation gain adjustments as of June 30, 2002 of $1.0 related to this debt instrument will be recognized upon the sale of the Hickson organics Castleford, England operation.

9.    Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$13.0	$13.5	$5.6	$22.4
Foreign currency translations adjustments	10.0	(6.0)	9.4	(14.0)
Net unrealized gain (loss) on derivative instruments	0.5	(0.3)	0.6	(0.5)

Total other comprehensive income (loss)	10.5	(6.3)	10.0	(14.5)

Comprehensive income	$23.5	$7.2	$15.6	$7.9

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

10.    Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$0.1	$(0.2)	$—	$—
Net gain (loss) on cash flow hedges	0.6	(0.4)	0.7	(0.6)
Less reclassification adjustments	(0.1)	0.1	(0.1)	0.1

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$0.6	$(0.5)	$0.6	$(0.5)

The unrealized gains (losses) on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

11.    Segment Reporting

The Company has organized its segments around differences in products and services, which is how the Company manages its business. In 2002, the Company reorganized its business portfolio into four operating segments to better reflect the Company’s business strategy. The four segments are microelectronic materials, treatment products, performance products and other specialty products. Treatment products includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Performance products includes the performance urethanes business. Other specialty products includes the hydrazine and sulfuric acid businesses. Sales and operating income for 2001 have been restated to conform to current year presentation. Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales:
Microelectronic Materials	$35.8	$41.9	$68.0	$96.7
Treatment Products:
HTH Water Products	114.8	94.6	163.3	153.6
Personal Care & Industrial Biocides	32.0	33.3	61.4	66.0
Wood Protection & Industrial Coatings	61.9	57.7	114.6	111.5

Total Treatment Products	208.7	185.6	339.3	331.1
Performance Products	31.1	36.0	62.6	74.4
Other Specialty Products	20.6	21.4	37.4	38.3

Total Sales	$296.2	$284.9	$507.3	$540.5

Operating Income (Loss):
Microelectronic Materials	$(2.4)	$(1.4)	$(6.7)	$3.3
Treatment Products:
HTH Water Products	15.3	10.7	20.0	19.4
Personal Care & Industrial Biocides	7.2	6.3	13.5	12.9
Wood Protection & Industrial Coatings	6.1	5.4	8.4	7.9

Total Treatment Products	28.6	22.4	41.9	40.2
Performance Products	0.3	1.5	(1.3)	0.8
Other Specialty Products	2.7	4.2	4.1	4.6
Corporate Unallocated	(3.3)	(1.7)	(7.2)	(4.0)

Total Operating Income	$25.9	$25.0	$30.8	$44.9

Capital Spending:
Microelectronic Materials	$0.4	$1.9	$1.1	$3.3
Treatment Products:
HTH Water Products	2.0	2.4	4.1	4.4
Personal Care & Industrial Biocides	1.9	1.0	2.8	1.8
Wood Protection & Industrial Coatings	0.8	1.0	1.6	2.0

Total Treatment Products	4.7	4.4	8.5	8.2
Performance Products	0.7	3.1	1.8	5.4
Other Specialty Products	2.4	0.7	5.7	1.9

Total Capital Spending	$8.2	$10.1	$17.1	$18.8

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

The following table summarizes activity related to the 2002, 2001 and 2000 restructuring costs:

	Severance Costs	Asset Write-downs	Other Items	Total
Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(4.1)	—	—	(4.1)

Balance at June 30, 2002	$7.7	$—	$3.2	$10.9

As of June 30, 2002, $31.6 had been charged against restructuring reserves. As of June 30, 2002, all but approximately 10 employees from the 2002 restructuring program and all employees from the 2001 and 2000 restructuring programs had been terminated. At June 30, 2002, $10.9 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

13.    Significant Contract

In April 2002, pursuant to the Company’s Chlor-Alkali Supply Agreement with Olin Corporation (“Olin”), the Company notified Olin of its intention to terminate its agreement effective December 31, 2003.

14.    Commitments and Contingencies

In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment of approximately $8.5 plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2001, the judgment was reversed on the successful appeal by the Company and remanded for a new trial on damages. The Company expects to settle this claim and/or obtain a favorable appeal judgment for significantly less than the original judgment.

In 2001, the Company received notification of a potential product claim by a customer related to a discontinued product. This claim was settled by the Company in August 2002 for $3.0, net of estimated insurance proceeds of approximately $2.5. The Company expects to pay the settlement during the third quarter of 2002.

The Company does not expect any final resolutions of the above cases to have a material adverse effect on results of operations or financial position of the Company.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

Four putative class action lawsuits have been filed in various state and federal courts against several chromated copper arsenate (“CCA”) manufacturers, including the Company’s CCA-formulating subsidiary Arch Wood Protection, Inc., the Company, several CCA customers and various retailers regarding the marketing and use of CCA-treated wood. Generally, the proposed class members purport to include persons who purchased, possess or own CCA-treated wood products or properties upon which CCA-treated wood products were stored or installed. None of the putative class actions currently alleges personal injury. One case has been dismissed at the plaintiffs’ request. One other case has been denied class action status as a result of plaintiffs’ failure to timely request class certification. In neither of the other two cases has a class been certified by the court.

These putative class action lawsuits variously (1) allege conspiracy, breach of contract, breach of implied warranties, violation of consumer protection and/or unfair trade practices statutes, unjust enrichment, strict liability, nuisance, negligence and intentional tort, (2) seek remedies, such as refunds of the price of product sold, the cost of removal and replacement of CCA-treated wood and the cost of soil testing and purported remediation of allegedly contaminated soil and (3) do not specify an amount of monetary damages requested. These lawsuits are in their early stages of discovery.

In addition, the Company’s subsidiaries are named defendants in four other CCA-related lawsuits, which are not putative class actions.

The Company and its subsidiary deny the material allegations of all the various CCA-related claims and will vigorously defend them.

All CCA-related cases are subject to a number of uncertainties, including in the case of the putative class actions, whether and to what extent any will be certified as class actions. As a result, their impact, if any, is difficult to assess. Based on the information currently available to the Company, however, the Company does not believe these cases are likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs.

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items, other than those described above, during the six months ended June 30, 2002.

See the Company’s Form 10-K for the year ended December 31, 2001 for additional information.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s HTH water products business is seasonal in nature. Historically, approximately 40% – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. In addition, this seasonality is expected to be affected by the change in distribution strategy to a direct-to-retail method. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

The term “Company” as used in Items 1 and 2 of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(In millions, except per share amounts)
Sales	$296.2	$284.9	$507.3	$540.5

Gross Margin	$91.6	$89.9	$149.8	163.1
Selling and Administration	59.7	56.5	106.8	102.1
Amortization of Intangibles	1.6	2.5	2.6	5.0
Research and Development	5.8	6.0	11.6	12.4
Equity in (Earnings) of Affiliated Companies	(1.4)	(0.1)	(2.0)	(1.3)
Restructuring	—	(0.2)	7.6	0.6
Interest Expense, net	5.0	5.0	8.2	10.4
Income Tax Expense	7.5	6.7	5.2	11.3
Loss from Discontinued Operations, net of tax	(0.4)	—	(2.7)	—
Loss on Sale of DanChem, net of tax	—	—	(1.5)	—
Cumulative Effect of Accounting Change, net of tax	—	—	—	(0.2)

Net Income	$13.0	$13.5	$5.6	$22.4

Diluted Income Per Common Share	$0.58	$0.60	$0.25	$1.00

EBITDA *	$40.7	$42.9	$59.1	$81.2

*
Represents earnings before interest, taxes, depreciation and amortization, excludes special items and unremitted earnings of 50% or less owned affiliates and includes the operating results of the Hickson organics division since the date of acquisition for the periods presented. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles. This measure should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. Other companies that use EBITDA may calculate it differently and their figures may not be comparable to ours.

Management’s Discussion and Analysis of Financial Condition and Results of Operations— Continued

The following table reconciles diluted income per share to diluted income per share excluding special items, discontinued operations, cumulative effect of accounting change and the pro forma effect of not amortizing goodwill and certain intangibles in 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Diluted Income Per Share	$0.58	$0.60	$0.25	$1.00
Amortization of Intangibles	—	0.05	—	0.11

	0.58	0.65	0.25	1.11

Restructuring, net of tax	—	—	0.21	0.02
Loss from Discontinued Operations, net of tax	0.01	—	0.11	—
Loss on Sale of DanChem, net of tax	—	—	0.07	—
Cumulative Effect of Accounting Change, net of tax	—	—	—	0.01

	0.01	—	0.39	0.03

Diluted Income Per Share Excluding Special Items, Discontinued Operations, Cumulative Effect of Accounting Change and Pro Forma Effect of Change In Accounting for Amortization of Goodwill and Certain Intangibles	$0.59	$0.65	$0.64	$1.14

Three Months Ended June 30, 2002 Compared to 2001

Sales increased $11.3 million. Excluding the decrease due to the exit of certain unprofitable process chemical product lines (approximately $4 million), sales increased approximately $15 million due to an increase in volumes and prices in the HTH® water products business. This increase was primarily a result of the change to a direct-to-retail distribution strategy, partially offset by a decrease in volumes in the microelectronic materials and performance products segments.

Gross margin percentage was 30.9% and 31.6% for 2002 and 2001, respectively. The decrease in margin percentage was primarily a result of higher hydrazine manufacturing costs, partially offset by lower manufacturing costs in the personal care and industrial biocides business.

Selling and administration expenses as a percentage of sales increased to 20.2% in 2002 from 19.8% in 2001. Selling and administration expenses increased in amount by $3.2 million primarily due to higher selling and advertising costs in the treatment segment to support the HTH® brand relaunch and the entrance into the dealer market, higher employee benefit-related expenses, and costs related to the Company’s accounts receivable securitization program, partially offset by lower selling expenses associated with the performance products segment.

Amortization of intangibles decreased $0.9 million from the prior year, primarily due to the application of the non-amortization provisions of SFAS 142 of $1.3 million (see Note 6 of Notes to Condensed Consolidated Financial Statements), partially offset by the write-off of certain intangible assets due to the cancellation of certain technology agreements of $0.4 million.

Research and development expenses were comparable to prior year primarily due to cost reduction initiatives in the microelectronic materials segment, partially offset by higher spending in the wood protection and industrial coatings business.

Equity in earnings of affiliated companies increased $1.3 million due to favorable operating results of the FUJIFILM Arch joint venture due to higher sales related to stronger Asian demand and of the Planar Solutions joint venture due to higher sales of copper-based slurries.

Interest expense, net was comparable to 2001 as higher interest rates resulting from the issuance in March 2002 of unsecured senior notes were offset by lower debt levels primarily due to the sale of accounts receivable and lower working capital borrowing requirements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

The effective tax rate on income from continuing operations before special items for the second quarter was 36% in 2002 compared to 33% in 2001.

Loss from discontinued operations, net of tax, reflects interest expense allocated to the Hickson organics Castleford business. Losses from operations for the second quarter of $1.2 million have been charged against the $1.4 million reserve for estimated losses to be incurred through the estimated sale date which was recorded in the first quarter of 2002.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased $2.2 million principally due to lower operating results in the Hickson organics Castleford business and the sale of the Hickson organics DanChem business in March 2002, partially offset by higher joint venture dividends.

Six Months Ended June 30, 2002 compared to 2001

Sales decreased $33.2 million. The decrease was due to the exit of certain unprofitable process chemical product lines (approximately $16 million) and a decrease in volumes, primarily related to the microelectronic materials and performance products segments, partially offset by higher HTH water products sales.

Gross margin percentage was 29.5% and 30.2% for 2002 and 2001, respectively. The decrease in margin percentage was due to lower margins in the microelectronic materials business as a result of lower volumes, partially offset by lower manufacturing costs in the industrial biocides and industrial coatings businesses.

Selling and administration expenses as a percentage of sales increased to 21.1% in 2002 from 18.9% in 2001 principally due to the lower sales in 2002. Selling and administration expenses increased in amount by $4.7 million primarily due to higher selling and advertising costs in the treatment segment to support the HTH® brand relaunch and the entrance into the dealer market, higher employee benefit-related expenses, and costs related to the Company’s accounts receivable securitization program, partially offset by lower selling expenses associated with the microelectronic materials and performance products segments due to cost reduction initiatives.

Amortization of intangibles decreased $2.4 million from the prior year, primarily due to the application of the non-amortization provisions of SFAS 142 of $2.8 million (see Note 6 of Notes to Condensed Consolidated Financial Statements), partially offset by the write-off of certain intangible assets due to the cancellation of certain technology agreements of $0.4 million.

Research and development expenses decreased $0.8 million primarily due to cost reduction initiatives in the microelectronic materials and performance products segments.

Equity in earnings of affiliated companies increased $0.7 million due to favorable operating results of the FUJIFILM Arch joint venture due to higher sales related to stronger Asian demand and of the Planar Solutions joint venture due to higher sales of copper-based slurries.

Restructuring in 2002 includes a $6.6 million charge for headcount reductions in the microelectronics materials, treatment products and performance products segments, and a $1.0 million charge for expenses related to the consolidation of several treatment products segment operations. The Company anticipates future annual cost savings of $10 to $12 million related to the workforce reductions. Restructuring in 2001 consists of retention payments made to employees as a result of the Company’s restructuring of the process chemicals business in 2000, partly offset by the reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000.

Interest expense, net was $8.2 million in 2002 compared to $10.4 million in 2001. The decrease was primarily due to lower effective interest rates and lower debt due to the sale of accounts receivable and lower working capital borrowings.

The effective tax rate on income from continuing operations before cumulative effect of accounting change and before special items for the six months ended June 30, was 36% in 2002 compared to 33% in 2001.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

Loss from discontinued operations, net of tax, reflects the results of operations of the Hickson organics division including a $0.6 million restructuring charge for severance costs and interest expense allocated to this business. In addition, it includes a $1.4 million charge for estimated losses to be incurred through the estimated sale date, of which $1.2 million has been charged against such reserve.

Loss on the sale of DanChem, net of tax, represents the after-tax loss on the sale of the Company’s operations in Danville, Virginia for proceeds of approximately $25 million.

EBITDA decreased $22.1 million principally due to lower operating results in the microelectronics materials segment, lower operating results in the Hickson organics Castleford business and the sale of the Hickson organics DanChem business in March 2002.

Third Quarter and Full Year Outlook

The Company continues to expect 2002 to be a transition year for major global economies and in turn for the chemical industry and the Company itself. However, although demand has increased in certain key markets, the semiconductor industry is experiencing a slower-than-expected recovery. As a result, the Company anticipates earnings per share from continuing operations in the third quarter to be in the $0.05 range. For the full-year 2002, the Company has refined its estimate of earnings per share from continuing operations excluding special items and now expects results to be in the range of $0.50 to $0.60 per share. Sales are expected to grow approximately two percent for the year. In addition, EBITDA is expected to be in the $95 million range, while capital spending should be in the $45 million range. See “Cautionary Statement under Federal Securities Laws” below.

Segment Information

The Company has reorganized its business portfolio into four operating segments to better reflect the Company’s business strategy. The four segments are microelectronic materials, treatment products, performance products and other specialty products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Performance products includes the performance urethanes business. Other specialty products include the hydrazine and sulfuric acid businesses. Sales and operating income for 2001 have been restated to reflect the new structure.

Microelectronic Materials

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Results of Operations
Sales	$35.8	$41.9	$68.0	$96.7
Operating Income/(Loss)	(2.4)	(1.4)	(6.7)	3.3

Three Months Ended June 30, 2002 Compared to 2001

Sales decreased $6.1 million or approximately 15%. Of the sales decrease, approximately $4 million was related to the exit of certain unprofitable process chemical product lines announced in the fourth quarter of 2000. Excluding this effect, sales were approximately six percent lower, as the segment continues to experience the lingering effects of the downturn in the semiconductor industry, which adversely affected demand for ancillaries and thin film products. This was partially offset by increased demand for advanced photoresist products. The higher operating loss resulted primarily from the lower sales, partially offset by favorable operating results of the FUJIFILM Arch and Planar Solutions joint ventures and lower manufacturing costs resulting from cost-reduction initiatives. In addition, operating results included the benefit of the non-amortization of goodwill and other intangible assets of $0.5 million, which was offset by the write-off of certain intangible assets due to the cancellation of certain technology agreements of $0.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

Six Months Ended June 30, 2002 compared to 2001

Sales decreased $28.7 million or approximately 30%. Of the sales decrease, approximately $16 million was related to the exit of certain unprofitable process chemical product lines announced in the fourth quarter of 2000. Excluding this effect, sales were approximately 16% lower, principally due to the downturn in the semiconductor industry, which adversely affected demand for the ancillaries, thin film and photoresist product lines. The operating loss as compared to operating income in the prior year, resulted primarily from the lower sales and was partially offset by favorable operating results of the FUJIFILM Arch and Planar Solutions joint ventures and lower manufacturing and selling costs resulting from cost-reduction initiatives. In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $1.0 million, partially offset by the write-off of certain intangible assets due to the cancellation of certain technology agreements of $0.4 million.

Treatment Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$114.8	$94.6	$163.3	$153.6
Personal Care & Industrial Biocides	32.0	33.3	61.4	66.0
Wood Protection & Industrial Coatings	61.9	57.7	114.6	111.5

Total Treatment Products	$208.7	$185.6	$339.3	$331.1

Operating Income
HTH Water Products	$15.3	$10.7	$20.0	$19.4
Personal Care & Industrial Biocides	7.2	6.3	13.5	12.9
Wood Protection & Industrial Coatings	6.1	5.4	8.4	7.9

Total Treatment Products	$28.6	$22.4	$41.9	$40.2

Three Months Ended June 30, 2002 Compared to 2001

Sales increased 12% and operating income increased approximately 28%. The increase in sales is due to higher volumes and pricing in the HTH water products business and higher volumes in the wood protection and industrial coatings business. The increase in operating income is primarily a result of the higher sales. In addition, operating results included the benefit of the non-amortization of goodwill and other intangible assets of $0.8 million.

HTH Water Products

Sales increased 21% and operating income increased $4.6 million. The increase in sales was principally due to higher volumes of branded calcium hypochlorite and trichlor, pool maintenance products and accessories and higher chemical sales pricing. The higher volumes were primarily the result of a change in distribution strategy to a direct-to-retail approach, which has shifted traditional first quarter sales into the second quarter. The higher pricing was principally due to the elimination of the distributor margin as a result of the switch to direct-to-retail distribution. The increase in operating income was primarily due to the higher sales, partly offset by higher selling and advertising costs to support the HTH® brand relaunch and the entrance into the dealer market. In addition, operating costs were higher because of increased distribution and warehousing expenses due to the change in distribution strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

Personal Care and Industrial Biocides

Sales were four percent lower than 2001 as significantly higher marine antifouling paint sales were more than offset by lower personal care sales, the discontinuance of a custom-chemical product line and reduced antidandruff volumes. Operating income was 14% higher than 2001 as the lower sales were more than offset by higher gross margins due to favorable product mix and lower manufacturing costs from cost-reduction initiatives. In addition, operating results benefited from the non-amortization of goodwill of $0.4 million.

Wood Protection & Industrial Coatings

Sales were seven percent higher than the prior year due to stronger European economic conditions resulting in higher industrial coatings sales and higher volumes of the Wolmanized® Natural Select™ (Wolman® E) and Tanalith® E preservatives. Operating income was 13% higher than the prior year due to the higher sales as well as the benefit of the nonamortization of goodwill and other intangible assets of $0.4 million, partially offset by higher research and development costs.

Six Months Ended June 30, 2002 compared to 2001

Sales increased approximately two percent and operating income increased approximately four percent. The increase in sales is due primarily to higher pricing in the HTH water products business and higher volumes in the wood protection and industrial coatings business, partially offset by lower personal care and industrial biocides volumes. The increase in operating income is primarily a result of the higher sales. In addition, operating results included the benefit of the non-amortization of goodwill and other intangible assets of $1.7 million

HTH Water Products

Sales increased approximately six percent and operating income increased approximately three percent. The increase in sales was principally due to higher chemical sales pricing due to the change in distribution to a direct-to-retail method. In addition, higher branded trichlor, pool maintenance products and accessories volumes were offset by lower branded and nonbranded calcium hypochlorite volumes. The higher pool maintenance products and accessories volumes were due to new marketing initiatives and the lower calcium hypochlorite sales were due to a shift in customer demand for trichlor and decreased demand from repackaging customers. Operating income increased primarily due to the higher sales and the favorable margin impact of the change to a direct-to-retail distribution strategy, partially offset by higher selling and advertising costs to support the HTH® brand relaunch and the entrance into the dealer market. In addition, operating costs were higher because of increased distribution and warehousing expenses due to the change in distribution strategy.

Personal Care and Industrial Biocides

Sales were approximately seven percent lower than 2001 as higher marine antifouling paint sales were more than offset by lower personal care sales, reduced antidandruff volumes and the discontinuance of a custom-chemical product line. Operating income was approximately five percent higher than 2001 as higher gross margins due to favorable product mix and lower manufacturing and selling and administrative costs from cost-reduction initiatives were offset by the lower sales. In addition, operating results benefited from the non-amortization of goodwill of $0.8 million.

Wood Protection & Industrial Coatings

Sales were approximately three percent higher than the prior year due to stronger European economic conditions resulting in higher industrial coatings sales and higher volumes of the Wolmanized® Natural Select™ (Wolman® E) and Tanalith® E preservatives. Operating income was approximately six percent higher than the prior year due to the higher sales and lower raw materials costs, partially offset by higher selling and administrative and research and development expenses to support various industrial coatings growth initiatives. In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $0.9 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Results of Operations
Sales	$31.1	$36.0	$62.6	$74.4
Operating Income	0.3	1.5	(1.3)	0.8

Three Months Ended June 30, 2002 Compared to 2001

Sales decreased $4.9 million or approximately 14% principally due to reduced propylene glycol volumes and lower Latin American sales, a result of poor economic conditions and political instability in Venezuela. Operating results were $1.2 million lower as a result of the lower sales, partially offset by lower selling and administrative costs due to cost-reduction initiatives implemented in 2001 and 2002. In addition, 2001 benefited from a $2.5 million contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco.

Six Months Ended June 30, 2002 compared to 2001

Sales decreased $11.8 million or approximately 16% principally due to lower propylene glycol volumes and lower Latin American sales, a result of poor economic conditions and political instability in Venezuela. Operating results were lower as a result of the lower sales, partially offset by lower manufacturing and selling and administrative costs due to cost-reduction initiatives implemented in 2001 and 2002. In addition, 2001 benefited from a $2.5 million contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco.

Other Specialty Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Results of Operations
Sales	$20.6	$21.4	$37.4	$38.3
Operating Income/(Loss)	2.7	4.2	4.1	4.6

Three Months Ended June 30, 2002 Compared to 2001

Sales decreased $0.8 million or approximately four percent and operating income decreased approximately 36%.

Hydrazine sales increased by approximately 11% due to higher hydrate volumes, partially offset by lower hydrate prices, both as a result of the re-entry into the Asian market. Operating income was approximately 35% lower due to unfavorable fixed cost absorption, partially offset by the higher sales, excluding the unrealized losses related to natural gas futures contracts in 2001 of $1.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

Sulfuric acid sales decreased approximately 17% as a result of lower pricing, principally due to an unfavorable product mix and lower demand resulting from operating difficulties at some refinery customers. Operating income was approximately 65% lower than the prior year due to the lower sales.

Six Months Ended June 30, 2002 compared to 2001

Sales decreased $0.9 million or approximately two percent and operating income decreased approximately 11%.

Hydrazine sales increased by approximately eight percent due to higher hydrate volumes, partially offset by lower hydrate prices, both as a result of the re-entry into the Asian market. Operating income was comparable to 2001 as the higher sales were offset by lower gross margins on the Asian market sales and unfavorable fixed cost absorption, excluding the unrealized losses related to natural gas futures contracts in 2001 of $1.0 million.

Sulfuric acid sales decreased approximately 12% as a result of lower pricing due to an unfavorable product mix compared to the prior year. Operating income was approximately 64% lower than prior year due to the lower sales.

Liquidity, Investment Activity and Other Financial Data

	Six Months Ended June 30,
Cash Flow Data	2002	2001
	($ in millions)
Provided By (Used For)
Sale of Accounts Receivable	$71.8	$—
Net Operating Activities from Continuing Operations	90.7	24.1
Change in Net Assets Held for Sale	(8.3)	4.4
Capital Expenditures	(17.1)	(18.8)
Proceeds from Sale of Business	25.0	—
Business Acquired, Net of Cash	—	(2.0)
Net Investing Activities	8.0	(20.9)
Debt Repayments	(78.7)	(10.1)
Net Financing Activities	(84.9)	(17.5)

Six Months Ended June 30, 2002 Compared to 2001

For the six months ended June 30, 2002, the $66.6 million increase in cash flow provided by net operating activities from continuing operations was primarily attributable to the sale of accounts receivable and lower restructuring payments, partly offset by lower cash earnings and the larger increase in working capital in 2002 compared to 2001.

Cash used by assets held for sale was $8.3 million in 2002 compared to cash provided of $4.4 million in 2001 primarily due to higher working capital due to the timing of certain contract manufacturing agreements and lower cash earnings of the Hickson organics Castleford, England operation and due to the sale of the DanChem business in March 2002.

Capital expenditures for the first six months of 2002 were comparable to 2001 as higher propellant-related expenditures in the hydrazine business was offset by lower discretionary expenditures in the microelectronic materials and performance products segments. Capital expenditures for 2002 are expected to be in the $45 million range.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million. Proceeds from the sale of these assets have been used to pay down debt.

In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 million in cash.

Cash used by financing activities in the first six months of 2002 as compared to 2001, was higher due to the pay down of debt from the proceeds of the sale of accounts receivable and the sale of the Company’s operations in Danville, Virginia, partially offset by the lower cash earnings and higher working capital borrowing needs.

On March 8, 2002 and June 5, 2002, the Company paid quarterly dividends of $0.20 on each share of common stock. Total dividends paid to shareholders were $8.9 million during the first six months of 2002.

On October 28, 1999, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through December 31, 2000, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended in 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business.

At June 30, 2002, the Company had two credit facility agreements. These included an unsecured $125 million revolving five-year credit facility (“Five-year Facility”), which expires in January 2004 and an unsecured $87.5 million 364-day facility (“364-day Facility”), which had expired in January 2002 and was subsequently renewed (see below). The Company’s $225 million revolving credit facility (“Acquisition Facility”), which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the “Credit Facilities”), expired in March 2002. As of June 30, 2002, facility fees are payable on the Credit Facilities and range from 0.125% to 0.5%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.425% to 1.55%. At June 30, 2002, the Company had approximately $207 million of available borrowings under the Credit Facilities.

In April 2002, the Company entered into interest rate swap agreements under which the Company swaps the 7.94% fixed interest rate on $80.0 million principal amount of its unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in its value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.6 million and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. As of June 30, 2002, the Company had received proceeds of $71.8 million from the sale of participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The accounts receivable securitization program provides another source of funding for the Company and is expected to lower overall funding costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements. The notes contain quarterly leverage ratio covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. Proceeds from the issuance of these notes have been used to pay down debt, including the Acquisition Facility.

In January 2002, the Company renewed its existing 364-day Facility in the amount of $87.5 million, which now expires in January 2003 and amended certain prospective financial covenants of this facility and the Five-year Facility to reflect the seasonality of its portfolio. The quarterly leverage ratio (debt/EBITDA) was increased to 4.5 for the first quarter of 2002 and to 4.0 for the second quarter of 2002, with gradual reductions to 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40 million plus 50% of cumulative net income under certain circumstances beginning December 31, 2001.

At June 30, 2002, the Company had $8.5 million of outstanding letters of credit and $4.5 million of letters of guarantee, including $3.6 million of its joint venture Planar Solutions’ borrowings. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

In 2001, the Company received notification of a potential product claim by a customer related to a discontinued product. This claim was settled by the Company in August 2002 for a total of $5.5 million, exclusive of estimated insurance proceeds of approximately $2.5 million. The Company expects to pay the settlement during the third quarter of 2002.

The Company believes that the Credit Facilities, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage or fixed charge coverage ratio covenants which could trigger a default condition under its debt agreements.

The Company is pursuing the sale of the Hickson organics Castleford, England operation. Proceeds from the sale are expected to be used to repay debt.

On July 25, 2002, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on September 4, 2002, to shareholders of record at the close of business on August 5, 2002.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. SFAS 143 also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of SFAS 143 effective January 1, 2003 and has not yet determined the extent of its impact, if any.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Continued

Cautionary Statement under Federal Securities Laws

The information in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in the second half of 2002 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the euro; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; further deterioration in the semiconductor industry and lack of recovery in the second half of 2002; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; higher-than-expected costs of switching to a direct-to-retail distribution method; gains or losses on derivative instruments; and the inability of the Company to sell the Hickson organics Castleford, England operation or to sell it at its desired price.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2002, the Company was exposed to interest rate risk on approximately 50% of its outstanding borrowings including funding under its accounts receivable securitization program which are subject to floating rates. Based on the Company’s expected 2002 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $1 million.

Foreign Currency Risk

At June 30, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $5.9 million and forward contracts to buy foreign currencies with notional amounts of $9.0 million. The fair values of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

Holding other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $1 million to $2 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations for interim periods in the future, if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At June 30, 2002, the Company had no outstanding forward contracts to purchase natural gas.

See the Company’s Form 10-K for the year ended December 31, 2001 for additional information on the above items.

ARCH CHEMICALS, INC.
PART II.    OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 25, 2002. Of the 22,265,757 shares of common stock entitled to vote at such meeting, at least 20,142,894 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Michael E. Campbell, H. William Lichtenberger and John P. Schaefer as Class III directors each with a term expiring in 2005. Votes cast for and votes withheld in the election of Directors were as follows:

	FOR	WITHHELD
Michael E. Campbell	19,632,546	510,348
H. William Lichtenberger	19,631,011	511,883
John P. Schaefer	19,628,932	513,962

There were no abstentions or broker non-votes. The shareholders also ratified the appointment of KPMG, LLP as independent auditors for the Company for 2002. Voting for the resolution ratifying the appointment were 19,660,053 shares. Voting against were 321,775 shares. Abstaining were 161,066 shares. There were no broker non-votes.

Item	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

10.1
Second Amendment, dated as of May 15, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., ArchChemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association.

10.2
Consulting Agreement, dated May 1, 2002, between Hickson International Limited and John H. Markham, Pension Supplement Agreement, dated May 1, 2002, among Hickson International Limited, John H. Markham and Mrs. John H. Markham and related Promissory Note, dated May 1, 2002, in the amount of GBP 46,778, from John H. Markham.

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 by the Chief Executive Officer.

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.

(Registrant)

August 14, 2002	By:	Louis S. Massimo
Louis S. Massimo Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1
Second Amendment, dated as of May 15, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association.

10.2
Consulting Agreement, dated May 1, 2002, between Hickson International Limited and John H. Markham, Pension Supplement Agreement, dated May 1, 2002, among Hickson International Limited, John H. Markham and Mrs. John H. Markham and related Promissory Note, dated May 1, 2002, in the amount of GBP 46, 778, from John H. Markham.

99.1	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

99.2	Certificate Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.