Form 10-Q
period 2002-09-30
ARCH CHEMICALS INC
filed 2002-11-13
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 1-14601

Arch Chemicals, Inc.
(Exact name of registrant as specified in its charter)

Virginia	06-1526315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 Merritt 7, Norwalk, CT	06851
(Address of principal executive offices)	(Zip Code)

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

YES	☒	NO	☐

As of October 31, 2002, there were 22,400,892 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

ARCH CHEMICALS, INC.
 Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9.0	$4.0
Accounts receivable, net	107.2	162.6
Short-term investment	15.2	—
Inventories, net	134.1	131.1
Other current assets	19.5	25.6
Assets held for sale	35.7	53.5

Total current assets	320.7	376.8
Investments and advances - affiliated companies at equity	25.6	27.2
Property, plant and equipment, net	321.0	332.4
Goodwill	135.7	131.6
Other intangibles	62.2	64.4
Other assets	27.0	19.6

Total assets	$892.2	$952.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3.9	$38.5
Accounts payable	121.7	111.3
Accrued liabilities	87.9	85.3

Total current liabilities	213.5	235.1
Long-term debt	222.0	265.1
Other liabilities	65.2	64.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 22.4 shares issued and outstanding in 2002 (22.2 in 2001)	22.4	22.2
Additional paid-in capital	414.6	424.4
Accumulated deficit	(6.3)	(12.5)
Accumulated other comprehensive loss	(39.2)	(46.6)

Total shareholders’ equity	391.5	387.5

Total liabilities and shareholders’ equity	$892.2	$952.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
 Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales	$241.6	$208.5	$748.9	$749.0
Cost of goods sold	176.6	156.6	534.1	534.0
Selling and administration	53.2	47.9	160.0	150.0
Amortization of intangibles	0.9	2.6	3.5	7.6
Research and development	5.7	6.4	17.3	18.8
Equity in (earnings) of affiliated companies	(1.7)	(0.9)	(3.7)	(2.2)
Special items:
Restructuring	—	—	7.6	0.6
Other losses	—	1.0	—	1.0

Income from continuing operations before interest, taxes and cumulative effect of accounting change	6.9	(5.1)	30.1	39.2
Interest expense	4.2	4.1	12.9	14.9
Interest income	0.2	0.2	0.7	0.6

Income from continuing operations before taxes and cumulative effect of accounting change	2.9	(9.0)	17.9	24.9
Income tax expense	1.0	(2.3)	6.2	9.0

Income from continuing operations before cumulative effect of accounting change	1.9	(6.7)	11.7	15.9
Income (loss) from discontinued operations, net of tax	(1.3)	0.2	(4.0)	0.2
Loss on sale of DanChem, net of tax	—	—	(1.5)	—
Cumulative effect of accounting change, net of tax	—	—	—	(0.2)

Net income (loss)	$0.6	$(6.5)	$6.2	$15.9

Basic income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.08	$(0.30)	$0.52	$0.71
Income (loss) from discontinued operations	(0.05)	0.01	(0.17)	0.01
Loss on sale of DanChem	—	—	(0.07)	—
Cumulative effect of accounting change	—	—	—	(0.01)

Basic income (loss) per common share	$0.03	$(0.29)	$0.28	$0.71

Diluted income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.08	$(0.30)	$0.51	$0.71
Income (loss) from discontinued operations	(0.05)	0.01	(0.16)	0.01
Loss on sale of DanChem	—	—	(0.07)	—
Cumulative effect of accounting change	—	—	—	(0.01)

Diluted income (loss) per common share	$0.03	$(0.29)	$0.28	$0.71

Weighted average common shares outstanding:
Basic	22.5	22.3	22.5	22.3

Diluted	22.6	22.3	22.6	22.3

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
 Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net income	$6.2	$15.9
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities, net of businesses acquired:
(Income) loss from discontinued operations	4.0	(0.2)
Loss on sale of DanChem	1.5	—
Equity in earnings of affiliates	(3.7)	(2.2)
Depreciation	39.7	37.0
Amortization of intangibles	3.5	7.6
Deferred taxes	6.0	6.3
Restructuring	7.6	0.6
Restructuring payments	(5.2)	(13.5)
Other losses	—	1.0
Changes in assets and liabilities, net of purchases and sale of businesses:
Sale of accounts receivable	54.7	—
Receivables	(9.0)	18.0
Inventories	1.1	38.4
Other current assets	0.4	1.1
Accounts payable and accrued liabilities	(0.6)	(47.4)
Noncurrent liabilities	0.9	(1.6)
Other operating activities	(1.1)	1.4

Net operating activities from continuing operations	106.0	62.4
Change in net assets held for sale	(12.3)	(2.7)

Net operating activities	93.7	59.7

Investing activities
Capital expenditures	(23.5)	(30.2)
Businesses acquired in purchase transactions, net of cash acquired	—	(2.9)
Proceeds from sales of land	2.3	—
Proceeds from sale of business	25.0	—
Other investing activities	0.1	1.1

Net investing activities	3.9	(32.0)

Financing activities
Long-term debt repayments, net	(67.7)	(35.4)
Short-term debt borrowings (repayments), net	(225.8)	10.4
Issuance of unsecured senior notes	211.0	—
Dividends paid	(13.4)	(13.3)
Other financing activities	3.2	1.4

Net financing activities	(92.7)	(36.9)

Effect of exchange rate changes on cash and cash equivalents	0.1	(2.4)

Net increase (decrease) in cash and cash equivalents	5.0	(11.6)
Cash and cash equivalents, beginning of year	4.0	19.1

Cash and cash equivalents, end of period	$9.0	$7.5

Supplemental cash flow information
Taxes paid (refunds), net	$(4.6)	$2.6

Interest paid	$14.0	$20.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
 Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

1.  Basis of Presentation

          These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (including its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2001.  The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market.  Therefore, the results of operations for the Company and in particular the HTH water products business for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year.

          Reclassifications of prior-year data have been made, where appropriate, to conform to the 2002 presentation.

2.  Earnings Per Share

          Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.  Diluted weighted average common shares outstanding for the three and nine months ended September 30, 2002 excludes the impact of approximately 1.2 million stock options with exercise prices greater than the average market price of the Company’s common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic	22.5	22.3	22.5	22.3
Common equivalent shares from stock options using the treasury stock method	0.1	—	0.1	—

Diluted	22.6	22.3	22.6	22.3

          The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  As allowed under SFAS 123, the Company has chosen to account for stock-based compensation cost in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”  If the Company expensed the issuance of stock options under SFAS 123, net income would have been reduced by $0.6 and $1.1, respectively, and diluted earnings would have been reduced by $0.03 and $0.05, respectively, per share for the nine months ended September 30, 2002 and 2001.

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

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

          As of September 30, 2002, the Company had received proceeds of $54.7 from the sale of participation interests in $74.3 of accounts receivable.  The fair value of the retained undivided interest of $15.2 is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheet.  The proceeds of the sale were used to reduce borrowings.  The costs of the program, including certain one-time fees, for the three and nine months ended September 30, 2002 of $0.4 and $1.3, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income.  The Company expects the costs of the accounts receivable securitization program to be a percentage of the fair market value of the participation interests sold.  The percentage is variable and will be approximately equivalent to the one-month LIBOR rate plus 0.5%.  Fair value of the retained undivided interest includes a reserve for credit losses and has not been discounted due to the short-term nature of the underlying financial assets.  The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

4.  Inventories

	September 30, 2002	December 31, 2001

Raw materials and supplies	$43.6	$43.3
Work in process	18.3	24.6
Finished goods	118.6	111.8

Inventories, gross	180.5	179.7
LIFO reserve	(46.4)	(48.6)

Inventories, net	$134.1	$131.1

          Approximately half of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting.  Costs of other inventories are determined principally by the first-in, first-out method.  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2002 reflect certain estimates relating to inventory quantities and costs at December 31, 2002.

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

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Pretax income from operations, before interest	$0.1	$6.6
Interest expense allocated	0.8	3.8

          Beginning September 1, 2001, results of operations of the Hickson organics division are included in Loss From Discontinued Operations, net of tax on the accompanying Condensed Consolidated Statements of Income and include an allocation of interest expense.  Sales for the three and nine months ended September 30, 2002 were $16.6

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

and $46.2, respectively.  Interest allocated to discontinued operations for the three and nine months ended September 30, 2002 was $0.5 and $1.5, respectively.  Sales and interest allocated to discontinued operations for the one month ended September 30, 2001 were $5.3 and $0.2, respectively.  Operating results for the nine months ended September 30, 2002 include a $1.9 restructuring charge, which related to headcount reductions of approximately 40 employees, of which approximately 30 have been terminated as of September 30, 2002.  Cash used by assets held for sale was $12.3 and $2.7 for the nine months ended September 30, 2002 and 2001, respectively.  The increase in 2002 was due to lower operating results in the Castleford, England business and the sale of the operations in Danville, Virginia, funding of restructuring initiatives of $2.7 and higher working capital due to the timing of certain contract manufacturing agreements.

          In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia, which was part of the Hickson organics division, for approximately $25 and recorded a loss on the disposal of $1.5, net of a tax benefit of $0.9.  Proceeds from the sale of these assets have been used to pay down debt.  DanChem sales for the three months ended March 31, 2002 were $2.9.  Interest allocated to, and after-tax loss of the DanChem operation for the three months ended March 31, 2002 was $0.2 and $0.3, respectively.

          Assets held for sale at September 30, 2002 include the Hickson organics division Castleford, England operation and certain land that the Company is in the process of divesting.  The Hickson organics business has been valued on the accompanying Condensed Consolidated Balance Sheets at its estimated net selling price. In addition, in accordance with APB 16, the Company has estimated the net future results of operations through its expected disposition date.    The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements and could result in future gains or losses from discontinued operations or from disposal of this business.  Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company’s ability to dispose of the business within the time, price and manner originally estimated, the retention of key customers during the divesture period, benefit plan costs, including pension and environmental matters.

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

          The Company continues to actively work on completing the sale of these assets during 2002. However, due to the current market conditions, it is possible that they may not be sold by the end of the year. If the sale does not occur by such date and if the Company does not continue to meet all of the requirements of SFAS 144, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations.  As a result, the results of operations, cash flows and balance sheet information of the organics division would be included in all applicable line items of the Company’s consolidated financial statements rather than the current treatment.

6.  Goodwill and Other Intangibles

          As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142.  The application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization of goodwill and other intangibles in the three and nine months ended September 30, of 2002 of $1.5 and $4.3, respectively.  SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS 144.  The application of this provision of SFAS 142 did not have a material effect on the Company’s results of operations.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

          The Company is required to test goodwill and other intangible assets with indefinite lives for impairment at least annually and upon adoption of SFAS 142.  The first step of the transitional goodwill impairment assessment is a comparison of the carrying amount of the reporting units to the corresponding fair value of those units.  An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value.  The initial test for goodwill impairment was completed during the second quarter.  Fair values were established using discounted cash flows.  When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.  The fair market values of the reporting units in all cases exceeded the carrying value of those units, including the allocation of certain corporate assets and liabilities, and therefore, no impairment has been recorded related to the Company’s goodwill balances.

          The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Microelectronics Materials	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Performance Products	Total

Balance, January 1, 2002	$26.8	$2.2	$30.3	$67.9	$4.4	$131.6
Post acquisition adjustment	—	—	—	3.6	—	3.6
Other	—	—	—	0.5	—	0.5

Balance, September 30, 2002	$26.8	$2.2	$30.3	$72.0	$4.4	$135.7

          In accordance with EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company recorded a deferred tax liability and corresponding adjustment to goodwill as a result of its analysis of the tax basis of the DanChem assets acquired in the Company’s acquisition of Hickson.

          The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002			December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents	$6.7	$6.4	$0.3	$6.6	$5.5	$1.1
Technology	11.7	11.3	0.4	11.7	10.3	1.4
Customer lists	23.8	1.8	22.0	23.8	0.6	23.2
Other	18.1	9.7	8.4	16.7	9.1	7.6

Total amortizable other intangibles	60.3	29.2	31.1	58.8	25.5	33.3
Trademarks	31.5	0.4	31.1	31.5	0.4	31.1

Total non-amortizable other intangibles	31.5	0.4	31.1	31.5	0.4	31.1

Total other intangibles	$91.8	$29.6	$62.2	$90.3	$25.9	$64.4

          Amortization expense for the three and nine months ended September 30, 2002 was $0.9 and $3.5, respectively.  Estimated amortization expense for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $4.4, $2.2, $2.1, $2.0 and $2.0, respectively.

          In accordance with SFAS 142, prior period amounts have not been restated.  A reconciliation of reported net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2001 to net income (loss) and earnings (loss) per share as adjusted for the elimination of the amortization of goodwill and certain other intangible assets, net of the related income tax effect, is as follows:

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001

	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share

As reported	$(6.5)	$(0.29)	$15.9	$0.71
Amortization of goodwill and intangibles	1.4	0.06	3.8	0.17

Adjusted net income (loss)	$(5.1)	$(0.23)	$19.7	$0.88

7.  Debt

          In April 2002, the Company entered into interest rate swap agreements under which the Company swaps the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%.  The counterparties to these agreements are major financial institutions.  The agreements expire in March 2007.  The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates, for a portion of its fixed rate borrowings under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Accordingly, the swap agreements have been recorded at their fair market value of $5.9 and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

          In March 2002, the Company issued $211.0 of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 are due in March 2007 and the Series B notes of $62.0 are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements.  The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65.0 plus 50% of cumulative net income subject to certain adjustments. In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%. Proceeds from the issuance of these notes have been used to pay down debt, including the credit facility used to acquire Hickson (“Acquisition Facility”).

          In January 2002, the Company renewed its existing 364-day credit facility in the amount of $87.5, which now expires in January 2003 and amended certain prospective financial covenants of this facility and its five-year credit facility to reflect the seasonality of its working capital requirements. The quarterly leverage ratio was increased to 4.5 for the first quarter of 2002, 4.0 for the second quarter of 2002, 3.75 for the third quarter of 2002 and 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40.0 plus 50% of cumulative net income subject to certain adjustments for the periods beginning December 31, 2001.

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

Foreign Currency

          The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk.  It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency.  Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2002.   During the three and nine months ended September 30, 2002 and 2001, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges.  The remainder of the foreign currency contracts did not meet the

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

criteria of SFAS 133 to qualify for effective hedge accounting.  The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets.  During the three and nine months ended September 30, 2002 and 2001, the Company recorded income (loss) of $(0.2) and $0.4, and $0.6 and $0.1, respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges.  During the three and nine months ended September 30, 2002 and 2001, the Company recorded a net gain (loss) of $0.1 and $0.1, and $0 and $(0.1), respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

Natural Gas

          In order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements.  These contracts expired in April 2002.  These contracts have been recorded at fair value as of December 31, 2001 and are included in Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheet.  These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.  During the three and nine months ended September 30, 2002 and 2001, the Company recorded an unrealized gain (loss) of $0 and $0.1, and $(0.5) and $(1.9), respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting.

Debt and Interest

          In April 2002, the Company entered into interest rate swap agreements under which the Company swaps the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%.  The counterparties to these agreements are major financial institutions.  The agreements expire in March 2007.  The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133.  Accordingly, the swap agreements have been recorded at their fair market value of $5.9 and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

          In March 2002, the portion of the Company’s outstanding borrowings that was denominated in British pounds and that had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division was paid-off with the expiration of the Acquisition Facility.  Cumulative foreign currency translation gain adjustments as of September 30, 2002 of $1.0 related to this debt instrument will be recognized upon the sale of the Hickson organics Castleford, England operation.

9.  Comprehensive Income (Loss)

          Comprehensive income (loss) includes the change in the cumulative translation adjustment and the change in the fair value of derivative financial instruments, which qualify for hedge accounting.  Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$0.6	$(6.5)	$6.2	$15.9
Foreign currency translation adjustments	(2.4)	3.4	7.0	(10.6)
Net unrealized gain (loss) on derivative instruments	(0.2)	0.6	0.4	0.1

Total other comprehensive income (loss)	(2.6)	4.0	7.4	(10.5)

Comprehensive income (loss)	$(2.0)	$(2.5)	$13.6	$5.4

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

          The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

10.  Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

          Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$0.6	$(0.5)	$—	$—
Net gain (loss) on cash flow hedges	0.1	0.3	0.8	(0.3)
Reclassification into earnings	(0.3)	0.3	(0.4)	0.4

Ending balance of accumulated net unrealized gain on derivative instruments	$0.4	$0.1	$0.4	$0.1

          The unrealized gains on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

11.  Segment Reporting

          The Company has organized its segments around differences in products and services, which is how the Company manages its business.  In 2002, the Company reorganized its business portfolio into four operating segments to better reflect the Company’s business strategy.  The four segments are microelectronic materials, treatment products, performance products and other specialty products.  Treatment products includes three reportable business units:  the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business.  Performance products includes the performance urethanes business.  Other specialty products includes the hydrazine and sulfuric acid businesses.  Sales and operating income for 2001 have been restated to conform to the current year presentation.  Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales:
Microelectronic Materials	$38.2	$31.8	$106.2	$128.5
Treatment Products:
HTH Water Products	62.1	37.9	225.4	191.5
Personal Care & Industrial Biocides	32.3	28.3	93.7	94.3
Wood Protection & Industrial Coatings	61.7	54.1	176.3	165.6

Total Treatment Products	156.1	120.3	495.4	451.4
Performance Products	28.7	35.6	91.3	110.0
Other Specialty Products	18.6	20.8	56.0	59.1

Total Sales	$241.6	$208.5	$748.9	$749.0

Operating Income (Loss):
Microelectronic Materials	$1.2	$(5.0)	$(5.5)	$(1.7)
Treatment Products:
HTH Water Products	(3.3)	(6.7)	16.7	12.7
Personal Care & Industrial Biocides	7.8	4.9	21.3	17.8
Wood Protection & Industrial Coatings	4.1	2.6	12.5	10.5

Total Treatment Products	8.6	0.8	50.5	41.0
Performance Products	0.5	(0.9)	(0.8)	(0.1)
Other Specialty Products	0.3	2.5	4.4	7.1
Corporate Unallocated	(3.7)	(1.5)	(10.9)	(5.5)

Total Operating Income (Loss)	$6.9	$(4.1)	$37.7	$40.8

Capital Spending:
Microelectronic Materials	$1.3	$2.9	$2.4	$7.6
Treatment Products:
HTH Water Products	1.6	2.8	5.7	7.2
Personal Care & Industrial Biocides	1.7	0.4	4.5	2.2
Wood Protection & Industrial Coatings	0.9	1.4	2.5	3.4

Total Treatment Products	4.2	4.6	12.7	12.8
Performance Products	0.6	2.2	2.4	6.2
Other Specialty Products	0.3	1.7	6.0	3.6

Total Capital Spending	$6.4	$11.4	$23.5	$30.2

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

12.  Restructuring

          In the first quarter of 2002, the Company recorded a restructuring charge of $7.6, which included $6.6 related to headcount reductions of approximately 200 employees in the microelectronic materials, performance urethanes and HTH water products businesses, as well as a charge related to the consolidation of several treatment products segment operations.  The non-cash portion of the restructuring charge was approximately $1.0.

          The following table summarizes activity related to the 2002, 2001 and 2000 restructuring costs:

	Severance Costs	Asset Write-downs	Other Items	Total

Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(5.2)	—	—	(5.2)

Balance at September 30, 2002	$6.6	$—	$3.2	$9.8

          As of September 30, 2002, $32.7 had been charged against restructuring reserves.  As of September 30, 2002, all but less than 10 employees from the 2002 restructuring program and all employees from the 2001 and 2000 restructuring programs had been terminated.  At September 30, 2002, $9.8 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

          In 2001, the Company received notification of a potential product claim by a customer related to a discontinued product.  This claim was settled by the Company in August 2002 for $3.0, net of insurance claims of approximately $2.5.  The full settlement of $5.5 was paid by the Company during the third quarter of 2002.  The insurance proceeds are expected to be received within the next twelve months.

          The Company does not expect any final resolution of the above cases to have a material adverse effect on the results of operations or the financial position of the Company.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
($ in millions, except share amounts)

          Five putative class action lawsuits have been filed in various state and federal courts against several chromated copper arsenate (“CCA”) manufacturers, including the Company’s CCA-formulating subsidiary Arch Wood Protection, Inc., the Company, several CCA customers and various retailers regarding the marketing and use of CCA-treated wood.   Generally, the proposed class members purport to include persons who purchased, possess or own CCA-treated wood products or properties upon which CCA-treated wood products were stored or installed.  None of the putative class actions currently alleges personal injury.  One case has been dismissed at the plaintiffs’ request.  One other case has been denied class action status as a result of plaintiffs’ failure to timely request class certification and has been subsequently dismissed without prejudice.  In none of the other three cases has a class been certified by the court.

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

           The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and will vigorously defend them.

          All CCA-related cases are subject to a number of uncertainties, including in the case of the putative class actions, whether and to what extent any will be certified as class actions.  As a result, their impact, if any, is difficult to assess.  Based on the information currently available to the Company, however, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

          There are a variety of non-environmental legal proceedings pending or threatened against the Company.  There has been no significant change in status of such items, other than those described above, during the nine months ended September 30, 2002.

          See the Company’s Form 10-K for the year ended December 31, 2001 for additional information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          In analyzing the results of operations for the Company and its segments, the following matters should be considered.  The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business.  Historically, approximately 40% – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July.  Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year.  Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

          The term “Company” as used in Items 1 and 2 of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions, except per share amounts)	2002	2001	2002	2001

Sales	$241.6	$208.5	$748.9	$749.0

Gross Margin	$65.0	$51.9	$214.8	215.0
Selling and Administration	53.2	47.9	160.0	150.0
Amortization of Intangibles	0.9	2.6	3.5	7.6
Research and Development	5.7	6.4	17.3	18.8
Equity in (Earnings) of Affiliated Companies	(1.7)	(0.9)	(3.7)	(2.2)
Restructuring	—	—	7.6	0.6
Other Losses	—	1.0	—	1.0
Interest Expense, net	4.0	3.9	12.2	14.3
Income Tax Expense	1.0	(2.3)	6.2	9.0
Income (loss) from Discontinued Operations, net of tax	(1.3)	0.2	(4.0)	0.2
Loss on Sale of DanChem, net of tax	—	—	(1.5)	—
Cumulative Effect of Accounting Change, net of tax	—	—	—	(0.2)

Net Income (Loss)	$0.6	$(6.5)	$6.2	$15.9

Diluted Income (Loss) Per Common Share	$0.03	$(0.29)	$0.28	$0.71

EBITDA *	$20.8	$13.1	$79.9	$94.3

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

          The following table reconciles diluted income per share to diluted income per share excluding special items, discontinued operations, cumulative effect of accounting change and the pro forma effect of not amortizing goodwill and certain intangibles in 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Diluted Income (Loss) Per Share	$0.03	$(0.29)	$0.28	$0.71
Amortization of Intangibles	—	0.06	—	0.17

	0.03	(0.23)	0.28	0.88

Restructuring, net of tax	—	—	0.21	0.02
Other Losses	—	0.03	—	0.03
(Income) Loss from Discontinued Operations, net of tax	0.05	(0.01)	0.16	(0.01)
Loss on Sale of DanChem, net of tax	—	—	0.07	—
Cumulative Effect of Accounting Change, net of tax	—	—	—	0.01

	0.05	0.02	0.44	0.05

Diluted Income (Loss) Per Share Excluding Special Items, Discontinued Operations, Cumulative Effect of Accounting Change and Pro Forma Effect of Change In Accounting for Amortization of Goodwill and Certain Intangibles	$0.08	$(0.21)	$0.72	$0.93

          Three Months Ended September 30, 2002 Compared to 2001

          Sales increased $33.1 million due to an increase in sales in all businesses within the Treatment segment and slightly favorable foreign currency translation.  In particular, volumes and prices in the HTH® water products business were higher as a result of the change in distribution strategy.  Sales also increased due to higher volumes in the Microelectronic Materials segment, partially offset by a decrease in volumes in the Performance Products segment.

          Gross margin percentage was 26.9% and 24.9% for 2002 and 2001, respectively.  The increase in margin percentage was primarily a result of higher volumes and lower manufacturing costs in the Microelectronic Materials segment, lower raw material costs in the performance urethanes business and improved pricing in the HTH water products business, partially offset by lower margins in the Other Specialty Products segment due to product mix.

          Selling and administration expenses as a percentage of sales decreased to 22.0% in 2002 from 23.0% in 2001 primarily due to the higher sales.  Selling and administration expenses increased in amount by $5.3 million primarily due to higher selling and advertising costs in the treatment segment to support the HTH® brand relaunch and the entrance into the dealer market and higher costs due to the change in distribution strategy.   Higher legal costs in the wood protection and microelectronic materials businesses, additional expenses related to the geographic expansion of the industrial coatings business and higher employee benefit-related expenses also contributed to the increase in administration costs.  These factors were partially offset by a $1.8 million pre-tax gain on the sales of excess land and lower selling expenses associated with the performance products segment due to cost-reduction initiatives.

          Amortization of intangibles decreased $1.7 million from the prior year, primarily due to the application of the non-amortization provisions of SFAS 142 of $1.5 million (see Note 6 of Notes to Condensed Consolidated Financial Statements).

          Research and development expenses decreased $0.7 million from prior year primarily due to cost reduction initiatives in the microelectronic materials segment.

          Equity in earnings of affiliated companies increased $0.8 million due to favorable operating results of the FUJIFILM Arch joint venture due to higher sales related to stronger Asian demand and of the Planar Solutions joint venture due to higher sales of copper-based slurries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

          Interest expense, net was comparable to 2001 as higher interest rates resulting from the issuance in March 2002 of unsecured senior notes were offset by lower debt levels primarily due to the sale of accounts receivable, the sale of the Hickson organics DanChem business and lower capital spending.

          The effective tax rate on income from continuing operations before special items for the third quarter was expense of 36% in 2002 compared to a benefit of 25% in 2001.  During the third quarter of 2001, the full-year effective tax rate increased from 33% to 36% due to the impact of non-tax deductible items on lower estimated earnings.

          Loss from discontinued operations, net of tax, in 2002 reflects the results of operations and interest expense allocated to the Hickson organics Castleford business.  Results of operations include a $1.3 million restructuring charge for headcount reductions.  Income from discontinued operations for the third quarter of 2001 includes operating results of the Hickson organics Castleford and DanChem businesses and interest expense allocated for the month of September 2001.

          Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased $7.7 million principally due to the higher operating results, partially offset by higher unremitted earnings of joint ventures.

          Nine Months Ended September 30, 2002 Compared to 2001

          Sales were comparable to the prior year.  Excluding a decrease of approximately $17 million due to the exit of certain unprofitable process chemical product lines, sales increased approximately two percent as higher HTH water products sales and favorable foreign currency translation were offset by a decrease in volumes, primarily related to the microelectronic materials and performance products segments.

          Gross margin percentage was 28.7% for both 2002 and 2001 as higher margins in the industrial biocides and industrial coatings businesses due to lower manufacturing costs were offset by lower margins in the other specialty products segment due to unfavorable product mix.

          Selling and administration expenses as a percentage of sales increased to 21.4% in 2002 from 20.0% in 2001 and these expenses increased in amount by $10.0 million.  The increase was primarily due to higher selling and advertising costs in the treatment segment to support the HTH® brand relaunch and the entrance into the dealer market and higher costs due to the change in distribution strategy.  Higher legal costs in the wood protection and microelectronic materials businesses, additional expenses related to the geographic expansion of the industrial coatings business, higher employee benefit-related expenses, and costs related to the Company’s accounts receivable securitization program also contributed to the increase in administration costs.  These factors were partially offset by lower selling expenses associated with the microelectronic materials and performance products segments due to cost reduction initiatives and a $1.8 million pre-tax gain on sales of excess land.

          Amortization of intangibles decreased $4.1 million from the prior year, primarily due to the application of the non-amortization provisions of SFAS 142 of $4.3 million (see Note 6 of Notes to Condensed Consolidated Financial Statements), partially offset by the write-off of certain intangible assets due to the cancellation of certain technology agreements of $0.4 million.

          Research and development expenses decreased $1.5 million primarily due to cost reduction initiatives in the microelectronic materials and performance products segments.

          Equity in earnings of affiliated companies increased $1.5 million due to favorable operating results of the Planar Solutions joint venture due to higher sales of copper-based slurries and FUJIFILM Arch joint venture due to higher sales related to stronger Asian demand, partially offset by lower results from the Nordeschlor joint venture.

          Restructuring in 2002 includes a $6.6 million charge for headcount reductions in the microelectronics materials, treatment products and performance products segments, and a $1.0 million charge for expenses related to the consolidation of several treatment products segment operations.  The Company anticipates future annual cost savings of $10 to $12 million related to the workforce reductions.  Restructuring in 2001 consists of

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

retention payments made to employees as a result of the Company’s restructuring of the process chemicals business in 2000, partly offset by the reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000.

          Interest expense, net was $12.2 million in 2002 compared to $14.3 million in 2001.  The decrease was primarily due to lower effective interest rates and lower debt due to the sale of accounts receivable, the sale of the Hickson organics DanChem business and lower capital spending.

          The effective tax rate on income from continuing operations before cumulative effect of accounting change and before special items for the nine months ended September 30, 2002 was 36%, consistent with 2001.

          Loss from discontinued operations, net of tax, reflects the results of operations of the Hickson organics division and interest expense allocated to this business.  Results of operations include a $1.9 million restructuring charge for headcount reductions for approximately 40 employees.  Income from discontinued operations for 2001 includes operating results of the Hickson organics Castleford and DanChem businesses and interest expense allocated for the month of September 2001.

          Loss on the sale of DanChem, net of tax, represents the after-tax loss on the sale of the Company’s operations in Danville, Virginia for proceeds of approximately $25 million.

          EBITDA decreased $14.4 million principally due to lower operating results in the Hickson organics Castleford business and due to the sale of the Hickson organics DanChem business in March 2002, lower operating results and higher unremitted earnings from joint ventures.

           Full Year Outlook

          The Company’s fourth quarter is traditionally the weakest due to the seasonality of its Treatment segment businesses, principally pool chemicals.  For the full-year 2002, the Company expects earnings per share from continuing operations, excluding special items, to be in the $0.50 range.  In addition, EBITDA is expected to be in the $90 million range, while capital spending is expected to be $35 to $40 million.  See “Cautionary Statement under Federal Securities Laws” below.

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

Microelectronic Materials

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in millions)
Results of Operations
Sales	$38.2	$31.8	$106.2	$128.5
Operating Income/(Loss)	1.2	(5.0)	(5.5)	(1.7)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

          Three Months Ended September 30, 2002 Compared to 2001

          Sales increased $6.4 million or approximately 20%, as the segment continued to capitalize on a modest recovery in the semiconductor industry, which increased demand for ancillaries, polyimides and photoresist products, partially offset by pricing pressure in ancillary products.  Operating results increased significantly as a result of the higher sales, favorable fixed cost absorption and lower manufacturing and development costs resulting from cost-reduction initiatives.  In addition, operating results of the Company’s FUJIFILM Arch and Planar Solutions joint ventures increased due to significantly higher sales in both joint ventures.  Higher legal costs, principally from a now settled product claim, were partially offset by the benefit of an unrelated insurance recovery.  In addition, operating results included the benefit of the non-amortization of goodwill and other intangible assets of $0.4 million.

          Nine Months Ended September 30, 2002 Compared to 2001

          Sales decreased $22.3 million or approximately 17%.  Of the sales decrease, approximately $17 million was related to the exit of certain unprofitable process chemical product lines announced in the fourth quarter of 2000.  Excluding this effect, sales were approximately 5% lower, principally due to the weakness of the semiconductor industry in the earlier part of the year, which resulted in lower pricing and adversely affected demand for the ancillaries and thin film product lines.  These were partially offset by higher volumes of formulated products and polyimides.  The operating loss increase resulted primarily from the lower sales and higher legal costs.  These factors were partially offset by favorable operating results of the FUJIFILM Arch and Planar Solutions joint ventures due to significantly higher joint venture sales, lower manufacturing, selling and development costs resulting from cost-reduction initiatives and the benefit of an unrelated insurance recovery.  In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $1.4 million, partially offset by the write-off of certain intangible assets due to the cancellation of certain technology agreements of $0.4 million.

Treatment Products

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in millions)
Results of Operations:
Sales
HTH Water Products	$62.1	$37.9	$225.4	$191.5
Personal Care & Industrial Biocides	32.3	28.3	93.7	94.3
Wood Protection & Industrial Coatings	61.7	54.1	176.3	165.6

Total Treatment Products	$156.1	$120.3	$495.4	$451.4

Operating Income (Loss)
HTH Water Products	$(3.3)	$(6.7)	$16.7	$12.7
Personal Care & Industrial Biocides	7.8	4.9	21.3	17.8
Wood Protection & Industrial Coatings	4.1	2.6	12.5	10.5

Total Treatment Products	$8.6	$0.8	$50.5	$41.0

          Three Months Ended September 30, 2002 Compared to 2001

          Sales increased approximately 30% and operating income increased significantly.  The increase in sales is principally due to higher volumes and pricing in the HTH water products business as a result of changing to a direct-to-retail distribution strategy as well as favorable foreign currency translation of approximately $3 million.  The increase in operating income is primarily a result of the higher sales, offset in part by higher legal costs in the wood protection business.  In addition, 2002 operating results included the benefit of the non-amortization of

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

goodwill and other intangible assets of $1.0 million and the pre-tax gain on sale of excess land of $1.5 million. 2001 operating results included a benefit of a $1.9 million LIFO inventory decrement.

          HTH Water Products

          Sales increased $24.2 million or approximately 64% and operating loss decreased $3.4 million.  The increase in sales was principally due to higher volumes of branded calcium hypochlorite (HTH® and J3®) and trichlor (Pace®), pool maintenance products and accessories and higher branded calcium hypochlorite and trichlor pricing.  The higher volumes and pricing were primarily the result of a change in distribution strategy to a direct-to-retail approach, which shifted some traditional second quarter sales into the third quarter and resulted in the elimination of the distributor margin.  Foreign sales also increased due to higher volumes as a result of warm weather in Europe and Canada.  The improvement in operating results was primarily due to the higher sales, partly offset by higher selling and advertising costs to support the HTH® brand relaunch and the entrance into the dealer market.  In addition, 2002 operating costs were higher because of increased distribution and warehousing expenses and the absence of a $1.5 million benefit of a LIFO inventory decrement.

          Personal Care and Industrial Biocides

          Sales were approximately 14% higher than 2001 due to higher biocides sales to the marine antifouling paint, antidandruff and building products markets, partially offset by lower volumes to the metalworking fluid market.  Antifouling paint sales doubled as a result of increased demand due to the proposed ban on tributyl tins in marine paint.  Operating income increased approximately 59% due to the higher sales and favorable product mix.  In addition, operating results benefited from the non-amortization of goodwill of $0.4 million and the pre-tax gain on the sale of excess land of $0.8 million.

          Wood Protection & Industrial Coatings

          Sales were approximately 14% higher than the prior year due to favorable foreign currency translation (approximately $3 million), stronger European economic conditions and higher volumes of CCA-alternative products (Wolmanized® Natural Select™ (Wolman® E) and Tanalith® E preservatives).  Operating income was approximately 58% higher than the prior year due to the higher sales, partly offset by higher administration costs as a result of the geographic expansion of the coatings business and higher legal defense expenses associated with CCA product lawsuits.  In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $0.5 million and the pre-tax gain on the sale of excess land of $0.7 million.

          Nine Months Ended September 30, 2002 Compared to 2001

          Sales increased approximately 10% and operating income increased approximately 23%.  The increase in sales is due primarily to higher pricing in the HTH water products business due to the elimination of the distributor margin as a result of the change in distribution strategy and favorable foreign currency translation of approximately $5 million.  Operating income increased principally due to higher sales in the HTH water products, partially offset by the increased costs of the direct-to-retail distribution and higher legal costs in the wood protection business.  In addition, 2002 operating results included the benefit of the non-amortization of goodwill and other intangible assets of $2.7 million and the pre-tax gain on sale of excess land of $1.5 million. 2001 operating results included a benefit of a $2.3 million LIFO inventory decrement.

          HTH Water Products

          Sales increased $33.9 million or approximately 18% and operating income increased approximately 32%.  The increase in sales was principally due to higher chemical sales pricing due to the change in distribution to a direct-to-retail method.  In addition, higher branded calcium hypochlorite (J3®) and trichlor (Pace®), pool maintenance products and accessories volumes were offset by lower branded (HTH®) calcium hypochlorite volumes.  The higher pool maintenance products and accessories volumes were due to new marketing initiatives

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and the lower branded calcium hypochlorite volumes were due to a shift in customer demand.  Foreign sales also increased due to higher volumes as a result of warm weather in Europe and Canada.  Operating income increased primarily due to the higher sales, partially offset by higher selling and advertising costs to support the HTH® brand relaunch and the entrance into the dealer market.  In addition, operating costs were higher because of increased distribution and warehousing expenses due to the change in distribution strategy and the absence of a $1.8 million benefit of a LIFO inventory decrement.

          Personal Care and Industrial Biocides

          Sales were comparable to 2001 as higher biocides sales to the marine antifouling paint market were offset by lower personal care sales and the discontinuance of a custom-chemical product line.  Operating income was approximately 20% higher than 2001 as a result of higher gross margins due to favorable product mix and lower manufacturing costs from cost-reduction initiatives.  In addition, operating results benefited from the non-amortization of goodwill of $1.2 million and the pre-tax gain on the sale of excess land of $0.8 million.

          Wood Protection & Industrial Coatings

          Sales were approximately six percent higher than the prior year due to favorable foreign currency translation (approximately $5 million), stronger European economic conditions resulting in higher industrial coatings sales and higher volumes of CCA-alternative products (Wolmanized® Natural Select™ (Wolman® E) and Tanalith® E preservatives).  Operating income was approximately 19% higher than the prior year due to the higher sales, partially offset by higher selling and administration and research and development expenses to support various industrial coatings growth initiatives and higher legal defense expenses associated with CCA product lawsuits.  In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $1.4 million and the pre-tax gain on sale of excess land of $0.7 million.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in millions)
Results of Operations
Sales	$28.7	$35.6	$91.3	$110.0
Operating Income (Loss)	0.5	(0.9)	(0.8)	(0.1)

          Three Months Ended September 30, 2002 Compared to 2001

          Sales decreased $6.9 million or approximately 19% principally due to reduced propylene glycol volumes and lower Latin American sales, a result of poor economic conditions and political instability in Venezuela.  Operating results were $1.4 million higher as a result of lower raw material costs due to the recognition of $1.9 million of volume rebates which were retroactive to the beginning of the year, and to a lesser extent, lower selling and administration costs due to cost-reduction initiatives implemented in 2001 and 2002.  The improvements were partially offset by the lower sales, increased provision for bad debt expense in Latin America and the absence of a $0.9 million benefit of a LIFO inventory decrement.

          Nine Months Ended September 30, 2002 Compared to 2001

          Sales decreased $18.7 million or approximately 17% principally due to lower propylene glycol volumes and lower Latin American sales, a result of poor economic conditions and political instability in Venezuela.  Operating results were $0.7 million lower due to the lower sales, the absence of a $1.3 million benefit of a LIFO inventory decrement and a $2.5 million contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco.  These factors were partially offset by favorable product mix, lower

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

manufacturing and selling and administration costs due to cost-reduction initiatives implemented in 2001 and 2002 and lower raw material costs.

Other Specialty Products

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in millions)
Results of Operations
Sales	$18.6	$20.8	$56.0	$59.1
Operating Income	0.3	2.5	4.4	7.1

          Three Months Ended September 30, 2002 Compared to 2001

          Sales decreased $2.2 million or approximately 11% and operating income decreased significantly.

          Hydrazine sales decreased by approximately 12% due to lower propellant sales as a result of the timing of a government production campaign and lower hydrate volumes and prices due to lower demand.  Operating income decreased from prior year primarily due to the lower sales and an unfavorable product mix.

          Sulfuric acid sales decreased approximately eight percent as a result of lower pricing, principally due to an unfavorable product mix.  Operating income was approximately 63% lower than the prior year due to the lower sales and unfavorable fixed cost absorption due to reduced operating rates.

          Nine Months Ended September 30, 2002 Compared to 2001

          Sales decreased $3.1 million or approximately five percent and operating income decreased approximately 38%.

          Hydrazine sales were comparable to prior year as higher hydrate volumes were offset by lower hydrate prices.  Operating income was comparable to 2001 as lower pricing and higher unabsorbed fixed costs offset the absence of unrealized losses related to natural gas futures contracts in 2001 of $1.6 million.

          Sulfuric acid sales decreased approximately 11% as a result of lower pricing due to an unfavorable product mix compared to the prior year.  Operating income was approximately 63% lower than prior year due to the lower sales.

Liquidity, Investment Activity and Other Financial Data

	Nine Months Ended September 30,

Cash Flow Data	2002	2001

	($ in millions)
Provided By (Used For)
Sale of Accounts Receivable	$54.7	$—
Net Operating Activities from Continuing Operations	106.0	62.4
Change in Net Assets Held for Sale	(12.3)	(2.7)
Capital Expenditures	(23.5)	(30.2)
Businesses Acquired, Net of Cash	—	(2.9)
Proceeds from Sales of Land	2.3	—
Proceeds from Sale of Business	25.0	—
Net Investing Activities	3.9	(32.0)
Debt Repayments	(82.5)	(25.0)
Net Financing Activities	(92.7)	(36.9)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Nine Months Ended September 30, 2002 Compared to 2001

          For the nine months ended September 30, 2002, the $43.6 million increase in cash flow provided by net operating activities from continuing operations was primarily attributable to the sale of accounts receivable and lower restructuring payments, partly offset by lower cash earnings and the slight increase in working capital in 2002 compared to a significant decrease in working capital in 2001.  The Company significantly reduced its working capital in 2001 as a result of its focus on reducing its investment in working capital and as a result of its exit from the straits business.

          Cash used by assets held for sale was $12.3 million in 2002 compared to $2.7 million in 2001 primarily due to lower operating results in the Hickson organics Castleford business and the absence of cash generated by the Hickson organics DanChem business which was sold in March 2002, funding of restructuring initiatives and higher working capital due to the timing of certain contract manufacturing agreements.

          Capital expenditures for the first nine months of 2002 were $6.7 million lower than 2001 as higher propellant-related expenditures in the hydrazine business were offset by lower discretionary expenditures in the microelectronic materials and performance products segments.  Capital expenditures for 2002 are expected to be  $35 to $40 million.

          In September 2002, the Company sold excess land in China, Ireland and Arizona for cash proceeds of approximately $2.3 million and recognized a pre-tax gain of approximately $1.8 million.

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

          Cash used by financing activities in the first nine months of 2002 as compared to 2001 was higher due to the repayment of debt from the proceeds of the sale of accounts receivable and the sale of the Company’s operations in Danville, Virginia, partially offset by the lower cash from operations excluding the sale of accounts receivable.

          On March 8, 2002, June 5, 2002 and September 4, 2002, the Company paid quarterly dividends of $0.20 on each share of common stock.  Total dividends paid to shareholders were $13.4 million during the first nine months of 2002.

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

          At September 30, 2002, the Company had two credit facility agreements. These included an unsecured $125 million revolving five-year credit facility (“Five-year Facility”), which expires in January 2004, and an unsecured $87.5 million 364-day facility (“364-day Facility”), which had expired in January 2002 and was subsequently renewed (see below).  The Company’s $225 million revolving credit facility (“Acquisition Facility”), which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the “Credit Facilities”), expired in March 2002.  As of September 30, 2002, facility fees are payable on the Credit Facilities and range from 0.15% to 0.5%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.425% to 1.55%. At September 30, 2002, the Company had approximately $211 million of available borrowings under the Credit Facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

          In April 2002, the Company entered into interest rate swap agreements under which the Company swaps the 7.94% fixed interest rate on $80.0 million principal amount of its unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%.  The counterparties to these agreements are major financial institutions.  The agreements expire in March 2007.  The Company has designated the swap agreements as fair value hedges of the risk of changes in its value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133.  Accordingly, the swap agreements have been recorded at their fair market value of $5.9 million and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

          In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million.  As of September 30, 2002, the Company had received proceeds of $54.7 million from the sale of participation interests in accounts receivable under this program.  The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables.  The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The accounts receivable securitization program provides another source of funding for the Company and is expected to lower overall funding costs.

          In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements. The notes contain quarterly leverage ratio covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock in excess of $65 million plus 50% of cumulative net income under certain circumstances. In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%. Proceeds from the issuance of these notes have been used to pay down debt, including the Acquisition Facility.

          In January 2002, the Company renewed its existing 364-day Facility in the amount of $87.5 million, which now expires in January 2003 and amended certain prospective financial covenants of this facility and the Five-year Facility to reflect the seasonality of its portfolio. The quarterly leverage ratio (debt/EBITDA) was increased to 4.5 for the first quarter of 2002, to 4.0 for the second quarter of 2002, to 3.75 for the third quarter and to 3.5 as of December 31, 2002. The restriction on the payment of dividends and repurchase of shares was also amended to limit payments to $40 million plus 50% of cumulative net income under certain circumstances beginning December 31, 2001.

          At September 30, 2002, the Company had $9.1 million of outstanding letters of credit and $4.4 million of letters of guarantee, including $3.6 million of its joint venture Planar Solutions’ borrowings. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

          In 2001, the Company received notification of a potential product claim by a customer related to a discontinued product.  This claim was settled by the Company in August 2002 for a total of $5.5 million, exclusive of insurance claims of approximately $2.5 million.  The full settlement of $5.5 million was paid by the Company during the third quarter of 2002.  The insurance proceeds are expected to be received within the next twelve months.

          The Company believes that the Credit Facilities, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants which could trigger a default condition under its debt agreements.

          The Company is pursuing the sale of the Hickson organics Castleford, England operation.  Proceeds from the sale are expected to be used to repay debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

          On October 25, 2002, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock.  The dividend is payable on December 6, 2002, to shareholders of record at the close of business on November 8, 2002.

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

Cautionary Statement under Federal Securities Laws

          The information in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in the fourth quarter of 2002 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the euro; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; further deterioration in the semiconductor industry and lack of recovery in the fourth of 2002; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; higher-than-expected costs of switching to a direct-to-retail distribution method; gains or losses on derivative instruments; and the inability of the Company to sell the Hickson organics Castleford, England operation or to sell it at its desired price.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

          At September 30, 2002, the Company was exposed to interest rate risk on approximately 50% of its outstanding borrowings including funding under its accounts receivable securitization program which are subject to floating rates.  Based on the Company’s expected 2002 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $1 million.

Foreign Currency Risk

          At September 30, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $1.1 million and forward contracts to buy foreign currencies with notional amounts of $4.6 million.  The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

          The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites.  Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations.  At September 30, 2002, the Company had no outstanding forward contracts to purchase natural gas.

          See the Company’s Form 10-K for the year ended December 31, 2001 for additional information on the above items.

Item 4.  Controls and Procedures

          As of a date (“Evaluation Date”) within 90 days prior to the date of this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the Evaluation Date such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.  The Company also has investments in certain unconsolidated entities.  As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls.

ARCH CHEMICALS, INC.
PART II.  OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

None.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

November 13, 2002	By:	LOUIS S. MASSIMO

Louis S. Massimo Vice President and Chief Financial Officer

CERTIFICATIONS

   I, Michael E. Campbell, Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arch Chemicals, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ MICHAEL E. CAMPBELL

Michael E. Campbell Chief Executive Officer

   I, Louis S. Massimo, Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arch Chemicals, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ LOUIS S. MASSIMO

Louis S. Massimo Chief Financial Officer