Form 10-K
period 2002-12-31
ARCH CHEMICALS INC
filed 2003-03-07
CIK 1072343

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X]  No [ ].

     As of June 28, 2002, the aggregate market value of registrant's voting and non-voting common equity held by non-affiliates of registrant was approximately $540,183,550.

     As of January 31, 2003, 22,404,404, shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

                   DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                   --------                         ------------------------------------
   Proxy Statement relating to Arch's 2003                        Part III
        Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                       PAGE
                                                                       NO.
                                                                       ----
                                  PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................    9
Item 3   Legal Proceedings...........................................   14
Item 4   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   15
Item 6   Selected Financial Data.....................................   16
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   19
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   37
Item 8   Financial Statements and Supplementary Data.................   38
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   82

                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   82
Item 11  Executive Compensation......................................   82
Item 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters..................   82
Item 13  Certain Relationships and Related Transactions..............   83
Item 14  Controls and Procedures.....................................   83

                                  PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   84

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Arch Chemicals, Inc. ("Arch" or the "Company") is a specialty chemicals manufacturer which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and the semiconductor industries. The principal business segments in which the Company competes are microelectronic materials, treatment products, performance products and other specialty products. The Company's ability and willingness to provide superior levels of technical customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the common skills on which the Company relies to service its global markets and customers.

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

     In connection with the acquisition of Hickson International PLC ("Hickson") in 2000, the Company announced that it intends to divest the Hickson organics division. See Item 7 of this Report. Accordingly, the Hickson organics division has been classified as discontinued operations as is more fully discussed in
Note 5 of Notes to the Consolidated Financial Statements included in Item
8 -- Financial Statements and Supplementary Data and Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K and Part IV of this Report. Accordingly, Item 1 and Item 2 of this Report describe the Company's businesses without the Hickson organics division.

     The term "Company" as used in Parts I and II of this Report means Arch Chemicals, Inc. and its subsidiaries (but excluding the Hickson organics division) unless the context indicates otherwise. The Company's products and services described in this Report may be sold, distributed, manufactured or provided by Arch Chemicals, Inc. or by one or more of its subsidiaries, affiliates or joint ventures.

     The Company makes available through its Internet website, which is located at http://www.archchemicals.com, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission. The Company does not charge any fees to view, print or access these reports on its website through the Internet.

PRODUCTS AND SERVICES

     The Company's principal products and services fall within four business segments: microelectronic materials, treatment products, performance products and other specialty products. For financial information about each of the Company's segments, and foreign and domestic and export sales, see Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of Part II of this Report. The principal products of each business are described below.

 MICROELECTRONIC MATERIALS

     The Company manufactures and supplies a range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world.

     The Company develops, manufactures and sells a wide range of photopolymer, thin film and formulated products. The photopolymer products include negative, g-line, i-line and 248nm and 193nm deep UV photoresists, which are being used to produce integrated circuits by the leading semiconductor companies around the world. The Company has announced a new line of 248nm product line extension and 193nm photoresist products for sub 130nm applications which are being used to fabricate leading edge DRAMs and logic chips. These products are being co-developed and marketed with FUJIFILM Arch (the Company's joint venture with Fuji Photo Film in Japan) which manufactures and sells photoresists in Asia. Photopolymer products also include an aqueous-based and environmentally friendly photosensitive polyimide product line that is sold under the Durimide(TM) brand. Negative tone and solvent based photosensitive polyimides are also sold.

     The formulated product line includes aqueous-based, environmentally safer residue removers, strippers, edge bead removers, developers, cleaners, post etch residue removers and post chemical mechanical planarization ("CMP") cleaners, which are sold throughout the world. Planar Solutions, LLC, the Company's joint venture with Wacker Silicones, opened a CMP development and applications center, which is located within the Company's Mesa, Arizona manufacturing facility. Planar Solutions, LLC develops, manufactures and sells CMP slurry products to advanced chip manufacturers. In addition, the Company's formulated products include buffered hydrofluoric acid and mixed acid etchants used in the etching of computer wafers.

     The thin film systems business unit develops, manufactures and sells thin film deposition precursors, dopants, chlorine sources and chemical delivery equipment. A new product line of low dielectric constant thin film chemistries was launched in 2002 and are targeted for use in low k-copper interconnect technologies. The Company also sells chemical delivery systems such as its Genstream(TM) thin film systems delivery cabinets.

     In addition to the range of products offered, the Company provides the semiconductor manufacturing industry in Europe and North America with chemical management services, including chemical handling and dispensing, inventory management and analytical services.

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

 TREATMENT PRODUCTS

     Within its treatment products segment, the Company manufactures and sells water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products.

     The Company manufactures and sells chemicals and distributes equipment on a worldwide basis for the sanitization and treatment of residential and commercial pool and spa water, drinking water and for industrial applications. The Company sells both calcium hypochlorite and chlorinated isocyanurates as sanitizers. The Company is a leading worldwide producer of calcium hypochlorite with various concentrations of available chlorine. The Company has a competitive advantage through ownership of the J3(TM) technology which enables it to produce calcium hypochlorite with superior dissolving characteristics and higher available chlorine as compared to other calcium hypochlorite products. The Company owns widely recognized brand names for both calcium hypochlorite (HTH(R)) and chlorinated isocyanurates (Pace(R)). The Company's water chemical products are sold primarily under the HTH(R) brand name. The Company also sells products under the Sock It(R), Super Sock It(R), Duration(R), POOLIFE(TM) and Pulsar(R) brand names. The Company's water chemical products are also distributed as private label brands. In addition to the pool water sanitizers, calcium hypochlorite and chlorinated isocyanurates, the Company sells ancillary chemicals and accessories for the maintenance of residential and commercial pools, such as test strips, leaf skimmers and spa and kiddie pool vacuums.

     The Company's water products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company has plans to expand its presence in the municipal water market both domestically and internationally.

     In 2002, approximately 69% of the Company's water products sales were within North America, and the remaining 31% were throughout the rest of the world. In North America, the Company sells water chemical products primarily and directly to retail merchants. The Company also has ownership interests in joint ventures in South Africa (Aquachlor (Pty) Ltd.) and Brazil (Nordesclor S.A.) which manufacture and distribute calcium hypochlorite and other water products to local markets.

     In addition to the manufacture and sale of HTH water products, the Company manufactures and distributes chemicals and distributes equipment and accessories for pools in Europe mainly through its wholly-owned subsidiary Arch Water Products France, S.A.S., located in France.

     The Company also manufactures biocides that control the growth of micro-organisms, particularly fungi and algae, and control dandruff on the scalp. All biocide products are marketed under the well-recognized trademarks, Omadine(R), Omacide(R) and Triadine(R) biocides. The majority of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing active concentrations, forms and salts, and the Company is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide, and serve the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. Biocides make up a small portion of the customer's end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation's other components. Meeting the biocide customer's needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company's ability to meet these needs makes it a preferred supplier in the antidandruff market. The Company is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and antifouling paints. Through its acquisition of Brooks Industries personal care specialty ingredients business, the Company has broadened its position in the personal care market to include actives and functional products sold primarily to manufacturers of skin care and hair care products.

     The Company is a leading producer of wood treatment chemical solutions that enhance the properties of wood. Its industrial wood preservatives and fire retardants are sold under the brand names WOLMAN(R), Dricon(R), Tanalith(R), Vacsol(R), and Resistol(R) in markets around the world. These products protect wood against moisture, fungal decay, or termites and other insects or retard the combustibility of wood. The principal customers are sawmills and treaters of softwoods that require chemical treatment to impart resistance properties to fungal and insect damage, giving softwoods the performance of hardwoods in service. In the U.S. and Canada, the majority of the customers are licensed wood treaters that operate under guidelines and standards established by the Company. The license program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. The Company's customers sell their wood-treated products into the construction, utility and agricultural markets. The products sold by the Company are critical to the performance and value of the end-use products. In February 2002, Arch Wood Protection, Inc., a subsidiary of the Company, announced that it will seek to amend its registration with the U.S. Environmental Protection Agency ("U.S. EPA") for Chromated Copper Arsenate ("CCA") to transition to a new generation of wood preservatives for use in non-industrial treated wood products by December 31, 2003. Growing consumer preferences and the availability of alternative products are moving the industry to CCA-alternative products and the Company is offering its WOLMAN(R)E product, a leading CCA-alternative wood treatment product, which is utilized by wood treaters to make Wolmanized(R) Natural Select(TM) wood.

     The Company owns 49% of a joint venture with Koppers Industries, Inc., based in Pittsburgh, Pennsylvania, for the manufacture and distribution of wood treatment chemicals to the Australian and Asia-Pacific markets.

     The Company also manufactures a wide range of industrial coatings for a variety of wood applications. These finishes are industrial- or consumer-applied products for the surface decoration and protection of wood, including stains, polyester- and polyurethane-based coatings, and new technology water-based coatings and UV systems. These wood coatings products are sold under the name "Arch Coatings," including the brand names Sayerlack(R) and Linea Blu(R). The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. The Company is a market leader in several areas of Europe, including the strategic Italian market as well as France and the United Kingdom. The Company also has operations in Spain and technical support facilities in the U.S. and China to support sales efforts in North America and Asia. The major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key in the growth of this business. As a result, the Company has many long-standing customers and its customer base includes many of the leading furniture manufacturers in Europe.

 PERFORMANCE PRODUCTS

     The Company's performance products segment consists of the manufacture and sale of a broad range of products with diverse end uses. The performance products sold by the Company are critical to the performance and value of the customer's end-use products. The performance products segment is characterized by technology-driven product solutions that benefit specific customers and provide custom manufacturing services. In addition, the business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations combined with the Company's ability and willingness to provide superior technical support enables it to respond to the specific needs of a diverse group of customers. This gives the Company a competitive advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers.

     The Company's performance urethane products business manufactures flexible polyols, specialty polyols, urethane systems and glycols and glycol ethers. Specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company's Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze and provides custom manufacturing of specialty chemicals for a small group of companies. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company's wholly-owned Venezuelan subsidiary, Arch Quimica Andina, C.A., for South American markets.

 OTHER SPECIALTY PRODUCTS

     Hydrazine. The Company supplies hydrazine hydrates as well as propellant grade hydrazine and hydrazine derivatives. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. Hydrazine hydrates are produced at the Company's Lake Charles, Louisiana production facility. The hydrazine hydrates are supplied in various concentrations and in packaging containers that include bulk, tote bins and drums.

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

CUSTOMERS

     No single customer has accounted for more than 10% of the Company's total annual sales over the last three fiscal years. The Company's customer base is diverse and includes semiconductor manufacturers, flat panel display manufacturers, world-renowned consumer product companies, major big box retailers, furniture manufacturers, national and regional chemical and equipment distributors, wood treaters, sawmills, other chemical manufacturers and the U.S. Government. For additional information about customers, see the information under the caption "Business and Credit Concentrations" in Item 7 of this Report.

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

     Treatment Products. The principal raw materials for the HTH water products line include chlorine, caustic soda, lime and chlorinated isocyanurates. Chlorine and caustic soda are provided by Olin pursuant to a chlor-alkali supply agreement expiring on December 31, 2003. The balance of the raw materials are purchased from other suppliers and are readily available.

     The principal raw materials for industrial biocide treatment chemicals and personal care specialty ingredient chemicals are pyridine, iodine and propargyl butyl carbamate.

     The principal raw materials for wood protection products include chromic acid, copper oxide, tebuconazole, copper carbonate, arsenic trioxide, cupric oxide and proprietary organic biocides. The raw materials for the industrial coatings line include a wide variety of polyester resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, titanium dioxide, isocyanate, various pigments and colors and stains.

     Performance Products. The principal raw materials for the performance products business include a variety of chemicals such as propylene, propylene oxide and ethylene oxide. For this segment, propylene is the most significant raw material that is subject to significant price volatility.

     Other Specialty Products. The principal raw materials for other specialty products include sulfur, soda ash, chlorine, caustic soda and ammonia.

     Electricity is the predominant energy source for the Company's manufacturing facilities and is primarily supplied to the Company by public or government utilities. Natural gas used for steam production is an important energy source for many of the Company's U.S. manufacturing sites and is purchased from multiple suppliers.

RESEARCH AND DEVELOPMENT AND PATENTS

     The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were $23.0 million in 2002, $25.4 million in 2001 and $17.1 million in 2000.

     In general, intellectual property is important to the Company, but no one technology, patent, or license or group thereof related to a specific process or product is of material importance to the Company as a whole. The Company believes that its broad patent portfolio in the microelectronic materials segment provides a sustainable competitive advantage for that product line. The Company owns three U.S. patents for the technology relating to the manufacture of J3(TM) calcium hypochlorite which are materially important to the HTH water products business. Two of these patents expire in 2009 and the other expires in 2010. The Company owns two patents covering processes for producing Ultra Pure(TM) hydrazine, the world's purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. These patents expire in 2006.

     The Company's biocides business holds several U.S. patents relating to antifouling additives for paints. These patents expire in 2010 and 2012.

     With respect to its wood protection business, the Company owns two U.S. composition of matter patents. These patents include one for an additive to the Company's wood preservative chromated copper arsenate ("CCA") that improves the climbability of utility poles. This patent expires in 2008. The other is a patent on the Company's new preservative formulation (WOLMAN(R)E, Natural Select(TM) and Tanalith(R)E) which expires in 2014.

SEASONALITY

     The Company as a whole usually experiences its highest sales and profits in the second quarter primarily due to sales of its HTH water products line in that quarter. The purchase of water chemical products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. The water chemical products business has switched from distribution through distributors to principally distribution directly to retail merchants. As a result, sales of these products have shifted from the first quarter to the third quarter with the second quarter still being the quarter with the most sales of these products. In addition, the weather can also have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales.

BACKLOG

     The amount of backlog orders is immaterial to the Company as a whole and to any particular segment.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

     The Company sells hydrazine to the U.S. Government under a government contract which is material to the other specialty products segment. This contract expires in 2004 with renewal options. As a government contractor, the Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of controlled products and commodities could subject the Company or one or more of its businesses to civil and criminal penalties and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time. Several of the Company's products are registered with U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act and as such are subject to various regulations regarding use and disclosure requirements.

COMPETITION

     The Company's businesses are in highly competitive industries, and the Company encounters strong competition with respect to each of its product lines from other manufacturers worldwide. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and foreign markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, the Company believes its principal product groups are competitive with many other products of other producers.

EXPORT SALES

     The Company's export sales from the United States to unaffiliated customers were $72.7 million in 2002, $72.0 million in 2001 and $61.3 million in 2000. The financial information about geographic areas contained in Note 18 of Notes to the Consolidated Financial Statements found in Item 8 of Part II of this Report is incorporated herein by reference.

EMPLOYEES

     As of December 31, 2002, the Company had approximately 3,200 employees, approximately 1,350 of whom were working in foreign countries. Approximately 270 of the hourly paid U.S. employees of the Company located at its Brandenburg, Kentucky; Conley, Georgia; Lake Charles, Louisiana; Shreveport, Louisiana; and Beaumont, Texas facilities are represented for purposes of collective bargaining by several different labor organizations, and the Company is party to eight labor contracts relating to such employees. These labor contracts extend for three- or four-year terms which expire in the years 2003, 2004, 2005 and 2006. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages. European hourly employees are also represented by unions in various countries.

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

     The Distribution Agreement, dated as of February 1, 1999 (the "Distribution Agreement"), between the Company and Olin relating to the Distribution, specifies that the Company is only responsible for certain environmental liabilities at the Company's then current facilities and certain off-site locations with respect to the businesses acquired from Olin in the Distribution. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased following the Distribution. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites, all of which have been accrued for in the accompanying consolidated financial statements.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 2002, 2001 and 2000, but may be material to net income in future years.

     Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards are charged to income. Cash outlays for environmental-related activities totaled $15.9 million in 2002, $22.0 million in 2001 and $20.1 million in 2000. During 2002, $3.4 million ($5.9 million in 2001; $8.1 million in 2000) was spent on capital projects, $10.0 million ($11.7 million in 2001; $9.5 million in 2000) was spent on normal plant operations, and $2.5 million in 2002 ($4.4 million in 2001; $2.5 million in 2000) was spent on remedial activities. Cash outlays for remedial activities are charged to reserves. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future. The Company has not incurred cash outlays for remedial and investigatory activities associated with certain former Olin-related waste sites and past operations of Olin since Olin is responsible for these obligations pursuant to the Distribution Agreement.

     The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $10.4 million at December 31, 2002, of which $4.5 million is classified as other current liabilities and $5.9 million is classified as other noncurrent liabilities and $12.6 million at December 31, 2001, of which $4.1 million is classified as other current liabilities and $8.5 million is classified as other noncurrent liabilities. The Company's estimated environmental liability relates to eight sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $15 million to $20 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. A portion of the increase in environmental cash outlays during 2000 and 2001 was associated with a remediation project at the Company's Conley, GA wood treatment facility. Total cash outlays since its acquisition (capital and remedial) were approximately $5.7 million. The project was complete as of December 31, 2002.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company and may have a materially adverse impact on the Company's business. At December 31, 2002, the Company had estimated additional contingent environmental liabilities of $8.5 million.

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

LOCATION                                               PRIMARY ACTIVITIES
--------                                    -----------------------------------------
McIntosh, Alabama(1)                        Blending and storage facility for other
                                            specialty products
Mesa, Arizona                               Manufacturing facility for
                                            microelectronic materials. CMP
                                            development and applications center for
                                            Planar Solutions joint venture.
Cheshire, Connecticut(2)                    Research and development facility and
                                            offices for treatment products
Norwalk, Connecticut(2)                     Worldwide corporate headquarters
Conley, Georgia                             Technical center and manufacturing
                                            facility for treatment products
Smyrna, Georgia(2)                          Office facility for treatment products
Bethalto, Illinois(2)                       Corporate data center
Brandenburg, Kentucky                       Manufacturing facility for
                                            microelectronic materials and performance
                                            products and technical center for
                                            treatment products
Lake Charles, Louisiana                     Manufacturing facility for other
                                            specialty products
Shreveport, Louisiana                       Manufacturing facility for other
                                            specialty products
Adrian, Michigan(3)                         Manufacturing facility for
                                            microelectronic materials joint venture
                                            Planar Solutions, LLC
South Plainfield, New Jersey                Research and development facilities and
                                            office space for treatment products
Rochester, New York                         Manufacturing facility for treatment
                                            products
East Providence, Rhode Island               Manufacturing facility and materials
                                            research center for microelectronic
                                            materials
North Kingstown, Rhode Island               Manufacturing facility, North American
                                            technical support center and new product
                                            development center for microelectronic
                                            materials
Charleston, Tennessee(4)                    Manufacturing facility for treatment
                                            products
Beaumont, Texas                             Manufacturing facility for other
                                            specialty products
Trentham, Victoria, Australia               Office and manufacturing facility for the
                                            treatment products' Koppers Arch joint
                                            venture
Zwijndrecht, Belgium(1)                     Manufacturing facility and European
                                            technical support center for
                                            microelectronic materials
Igarassu, Brazil                            Facility of a joint venture for the
                                            manufacture of treatment products
Salto, Brazil                               Blending and repackaging facility for
                                            treatment products and manufacturing
                                            facility for performance products
Castleford, England(4)                      Office facility, manufacturing facility
                                            and technical center for treatment
                                            products
Knottingley, England(2)                     Office facilities and warehouse and
                                            technical center for treatment products
Northampton, England(2)                     Manufacturing and distribution facility
                                            for treatment products
Preston, England                            Wood treatment facility for treatment
                                            products

LOCATION                                               PRIMARY ACTIVITIES
--------                                    -----------------------------------------
Amboise, France(2)                          Manufacturing, repackaging, distribution
                                            and warehouse facility for treatment
                                            products
Les Mureaux, France                         Manufacturing and laboratory facility for
                                            treatment products
Amsterdam, Holland(2)                       Wood treatment facility for treatment
                                            products
Swords, Ireland                             Manufacturing facility for treatment
                                            products
Mariano Comense, Italy                      Manufacturing and research and
                                            development facility for treatment
                                            products
Pianoro, Italy                              Manufacturing, research and development
                                            and office facility for treatment
                                            products
Shizuoka, Japan                             Manufacturing facility for the
                                            microelectronic materials' FUJIFILM Arch
                                            joint venture
Auckland, New Zealand                       Office and manufacturing facility for the
                                            Koppers Arch joint venture
Kempton Park, South Africa                  Facility of a joint venture for the
                                            manufacture of treatment products
Valencia, Spain                             Manufacturing and distribution facility
                                            for treatment products
Maracaibo, Venezuela                        Manufacturing facility for performance
                                            products

---------------

(1) Land only is leased.

(2) Leased facility.

(3) Land and building owned by a third party.

(4) Portions are leased and portions are owned.

     The Company also leases several sales offices and warehouse facilities in the U.S. and in foreign countries.

PRINCIPAL MANUFACTURING FACILITIES

     The principal manufacturing properties of the Company described below are all owned by the Company, except for the land under the Belgian facility which is leased until 2041, the land under the McIntosh plant and part of the land under the Charleston facility which are being leased from Olin and except for properties held by joint ventures or otherwise noted below.

     McIntosh, Alabama. The Company's facility located in McIntosh, Alabama blends, packages and stores propellant grade hydrazine products. Special hydrazine fuel blends are produced as the principal propellant for several U.S. Air Force launch vehicle programs, including the Titan and Delta rockets.

     Mesa, Arizona. The Company has a state-of-the-art microelectronic materials manufacturing facility in Mesa, Arizona. This facility manufactures, purifies, formulates and packages formulated chemical products. This facility is QS 9000-, ISO 9002- and ISO 14001-certified. A second facility for thin film systems was constructed at Mesa in 1999, and a customer applications and a product development laboratory for CMP slurries and related cleaning products was added in February 2002.

     In addition to manufacturing operations, the Company has extensive analytical testing, applications testing and warehousing capabilities for both formulated products and thin film chemicals at the Mesa plant site. Current operations occupy approximately 30 acres of the 52-acre plant site. The remaining acreage is available for future expansions.

     Conley, Georgia. This is the Company's major facility for its wood treatment business in the U.S. All of the arsenic acid and copper oxide for this business is produced at this location and sent by truck or rail to the

Company's other two wood treatment U.S. plant facilities. In addition, this plant produces CCA that is bulk shipped to customers in the Southeastern U.S. and to Mexico. A 72% CCA concentrate is also produced at this facility. Office facilities and a technical center for treatment products are also located at this facility.

     Brandenburg, Kentucky. The ISO 9002-certified Brandenburg plant covers an area of 200 acres, surrounded by 1,200 acres of land which provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Chemical intermediates for the Company's microelectronic materials business are produced in a separate manufacturing facility dedicated to this purpose. There is a research and development and technical center at the site which supports the development and technical service needs of the polyol and glycol products, wood coatings products and new product scale up for the microelectronics business. The Company also operates other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements.

     Lake Charles, Louisiana. The Company's facility located in Lake Charles, Louisiana consists of three manufacturing plants that produce various hydrazine products. One ISO 9002-certified plant, built in 1979, produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. A second ISO 9002-certified plant, built in 1953, produces propellant grade hydrazine products, including anhydrous hydrazine (AH), unsymmetrical dimethyl hydrazine (UDMH) and monomethyl hydrazine (MMH) for use as fuel in satellites, expendable launch vehicles and auxiliary power units. Additional equipment of the Company at this site produces propellant grade Ultra Pure(TM) Hydrazine (UPH), the world's purest grade of anhydrous hydrazine, principally for satellite propulsion.

     Shreveport, Louisiana. This ISO 9002-certified plant produces industrial grade virgin sulfuric acid for delivery to the U.S. Gulf Coast and provides regeneration services primarily to local refineries. In addition, this site provides limited alternative fuel burning services and markets sodium bisulfite solution.

     Adrian, Michigan. This QS 9000-certified facility is operated by Planar Solutions, LLC, the Company's joint venture with Wacker Silicones. The site manufactures copper CMP slurries and dispersions.

     Rochester, New York. This ISO 9002-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control the growth of microorganisms, particularly fungi and algae and to control dandruff on the scalp. The largest 2-chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company's Omadine(R) biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. The Company's Triadine(R) brand of biocides is a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide(R) IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide. This facility also manufactures personal care specialty ingredients for the Company's personal care product line.

     East Providence, Rhode Island. This QS 9000-, ISO 9001- and ISO 14001-certified facility is located in an industrial park in East Providence, Rhode Island. Originally built as a materials research center in 1974, the facility was expanded in 1984 to manufacture photoresists, photoresist developers, and photoresist strippers used in the semiconductor industry. The materials research center at this site develops new compounds used in the manufacture of photoactive products and has on-site capabilities for chemical synthesis, testing, and product formulation. This capability allows for rapid commercialization of new technologies and is augmented by scale-up facilities at the Brandenburg, Kentucky site. The manufacturing plant at the site receives raw materials and formulates, filters and packages finished goods in a high purity, clean environment. Full quality control capabilities are located on-site or at the nearby Quonset Point facility. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple-sized formulation vessels available here.

     North Kingstown, Rhode Island. This QS 9000-, ISO 9001- and ISO 14001-certified facility is located in a new industrial park in North Kingstown, Rhode Island (Quonset Point Industrial Park) which originally housed a distribution warehouse. A new state-of-the-art manufacturing facility and product development center for advanced photoresists has been built on-site to expand the Company's capabilities in the development and manufacture of advanced technology photoresists and aqueous-based polyimides. A technical service center is located on-site with advanced photolithography equipment identical to that of the customer base and provides technical service support to North American customers. The equipment is also used by the advanced product development groups to develop state-of-the-art products in anticipation of customer requirements. The manufacturing plant receives raw materials and formulates, filters and packages finished goods in a high purity, clean environment. Full test capabilities are located on-site. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple-sized formulation vessels available here. Packaging and manufacturing facilities were designed for a new generation of purity requirements.

     Charleston, Tennessee. The Company's ISO 9002-certified facility located in Charleston, Tennessee produces, packages and stores calcium hypochlorite for the HTH water products business. Products are packaged into containers that range in size from 5 pounds to 2,000 pounds per container. The site also stores product during peak periods.

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

     Trentham, Victoria, Australia. This Koppers Arch joint venture facility produces CCA-based wood preservatives for the Australian market. The sales office services the Victoria, South Australian and Western Australian markets. The site is ISO 9002-certified.

     Zwijndrecht, Belgium. This QS 9000-, ISO 9002- and ISO 14001-certified facility has been operational since 1993 and primarily manufactures and tests photosensitive polyimides, photoresist developers, and photoresist strippers used in the semiconductor industry. A technical service center is also located on the site with photolithography equipment identical to that of the customer base and provides technical service support for photoresist and polyimides to European customers.

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

     Les Mureaux, France. This ISO 9002-certified facility is located just northwest of Paris, France and serves as the principal location for the manufacturing of coatings for the French furniture market. The site produces a wide range of stains and coatings, as well as repackages and sells a line of industrial coatings produced by the Company's Italian operations.

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

     Pianoro, Italy. This ISO 9002-certified and ISO 14001-certified facility serves as the primary manufacturing location and research and development center for the industrial coatings business. It produces the Sayerlack(R) branded products that include both solvent- and water-borne urethane systems, solvents, stains and colors. In addition, the central management for the distribution of these products throughout Italy and various export markets is located here.

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

ITEM 3. LEGAL PROCEEDINGS

     In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2002, would not be material to the Company's financial position or annual results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended December 31, 2002.

EXECUTIVE OFFICERS

     The biographical information of the executive officers of the Company as of March 1, 2003 is noted below.

NAME AND AGE                                                 OFFICE
------------                                                 ------
Michael E. Campbell (55).................   Chairman of the Board, President and
                                            Chief Executive Officer
Paul J. Craney (54)......................   Corporate Executive Vice President
Louis S. Massimo (45)....................   Corporate Executive Vice President and
                                            Chief Financial Officer
Hayes Anderson (42)......................   Corporate Vice President, Human Resources
Sarah A. O'Connor (43)...................   Corporate Vice President, General Counsel
                                            and Secretary
W. Paul Bush (52)........................   Vice President and Treasurer
Philippe Gouby (53)......................   President, Arch Microelectronic Materials
Steven C. Giuliano (33)..................   Controller

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

     Mr. Craney was elected a Corporate Executive Vice President on January 30, 2003. Prior to that time and since September 13, 2000, he served as Vice President and General Manager, Treatment. Prior to that position, he served as Vice President, Strategic Development since August 31, 1999. From February 7, 1999 until August 31, 1999, he was Vice President and General Manager, Urethane Products. Prior to the Distribution and since May 1996, Mr. Craney served as Vice President and General Manager, Urethane Products Chemicals Division, at Olin. Prior to May 1996, he served as Vice President, Business Development and Materials Management Chemicals Division, at Olin.

     Mr. Massimo was elected a Corporate Executive Vice President on January 30, 2003 and has held the position of Chief Financial Officer since January 27, 1999. Prior to January 30, 2003, Mr. Massimo was a Corporate Vice President since January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, as Corporate Vice President since January 1, 1997. From November 1994 until April 1996, he served as Olin's Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

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

     Mr. Gouby was appointed President, Arch Microelectronic Materials on January 30, 2003. Prior to that time and since September 13, 2000, he was Vice President and General Manager, Microelectronics. Prior to that appointment, he had served as Vice President and General Manager, Arch Chemicals Semiconductor Materials Europe since February 8, 1999. Prior to the Distribution and since January 1, 1991, Mr. Gouby was Vice President and General Manager, Semiconductor Materials Europe of the Olin Ciba Geigy joint venture which Olin acquired 100% of in 1995.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of January 31, 2003, there were approximately 6,900 record holders of Company Common Stock.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARJ."

     Information concerning the high and low sales prices of the Company's Common Stock and dividends paid on Common Stock during each quarterly period in 2002 and 2001 is set forth in Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Report.

     Among the provisions of the Credit Facilities (as defined in Item 7 of this Report) are restrictions relating to the payments of dividends and the acquisition of the Company's Common Stock based on a financial formula. As of December 31, 2002, dividends and stock repurchases were limited to approximately $22.1 million. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions, which limit dividends and repurchases to $52.6 million as of December 31, 2002. See Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Report.

     See Item 12 of this Report for Equity Compensation Plan information.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2002 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The historical financial information for the period preceding February 8, 1999 (the "Distribution Date") includes an allocated share of Olin's historical centralized activities. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

                                                    AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                    2002     2001      2000      1999     1998
                                                   ------   ------   --------   ------   ------
                                                    ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS
Sales............................................  $939.4   $920.8   $  941.2   $912.2   $894.0
Cost of Goods Sold(1)............................   670.7    666.8      691.6    666.0    649.2
Selling and Administration(2)....................   212.8    197.0      172.0    163.8    167.6
Amortization of Intangibles......................     4.4     10.7        5.9      4.1      4.0
Research and Development.........................    23.0     25.4       17.1     17.7     16.2
Equity in (Earnings) of Affiliated Companies.....    (6.4)    (3.3)      (7.8)    (5.8)    (3.4)
Special Items(3).................................     7.6      2.5       56.9       --       --
Interest Expense (Income), net...................    16.0     17.7       13.0      4.9     (0.4)
                                                   ------   ------   --------   ------   ------
Income (Loss) from Continuing Operations Before
  Taxes, Extraordinary Gain and Cumulative Effect
  of Accounting Change...........................    11.3      4.0       (7.5)    61.5     60.8
Income Tax Expense (Benefit).....................     3.5      2.2       (8.0)    20.8     20.8
                                                   ------   ------   --------   ------   ------
Income from Continuing Operations Before
  Extraordinary Gain and Cumulative Effect of
  Accounting Change..............................     7.8      1.8        0.5     40.7     40.0
Loss from Discontinued Operations, net of
  tax(4).........................................    (4.8)    (2.9)        --       --       --
Extraordinary Gain, net of tax(5)................      --       --         --      1.3       --
Cumulative Effect of Change in Accounting, net of
  tax(6).........................................      --     (0.2)        --       --       --
                                                   ------   ------   --------   ------   ------
Net Income (Loss)................................  $  3.0   $ (1.3)  $    0.5   $ 42.0   $ 40.0
                                                   ======   ======   ========   ======   ======
Diluted/Unaudited Proforma Income (Loss) Per
  Share(7).......................................  $ 0.13   $(0.06)  $   0.02   $ 1.82   $ 1.55
Common Dividends Per Share(8)....................    0.80     0.80       0.80     0.60       --
OTHER
Capital Expenditures.............................    34.8     44.9       62.0     58.9     84.3
Depreciation.....................................    52.3     50.6       49.8     49.3     43.1
Effective Tax Rate(9)............................    34.0%    48.6%      29.2%    33.8%    34.2%
FINANCIAL POSITION
Working Capital(10)..............................  $101.9   $141.7   $  172.3   $168.5   $147.1
Property, Plant and Equipment, net...............   319.9    332.4      330.8    326.7    331.6
Total Assets.....................................   939.1    968.2    1,073.6    759.5    721.6
Long-Term Debt(7)................................   220.8    265.1      247.6     76.8      7.0
Shareholders' Equity(7, 11)......................   330.0    387.5      419.8    451.8    504.5
Capitalization(11)...............................   553.2    691.1      763.2    549.6    512.4

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

(3) Special Items consist of the following:

     Impairment Charge --      2000 includes $31.0 million related to the write-down of
                               property, plant and equipment due to the process chemicals business restructuring.
     Restructuring --          2002 charges include $6.6 million related to headcount
                               reductions of approximately 200 employees in the
                               microelectronics materials, performance urethanes and HTH
                               water products businesses, as well as a $1.0 million charge related to the consolidation of several treatment products segment operations. The non-cash portion of the
                               restructuring charge was approximately $1.0 million. 2001
                               charges include $2.4 million for headcount reductions, a
                               $1.5 million reduction of the 2000 reserve and $0.8 million of retention payments, offset by $0.2 million of
                               reimbursement of certain severance costs. 2000 charges
                               include a $34.0 million charge, which consists of $8.9
                               million related to the restructuring of the process
                               chemicals business, $14.1 million related to the write-off of certain costs associated with the biocides business, and
                               $11.0 million related to other headcount reductions.
     Other (Gains) and
       Losses --               Other (gains) and losses in 2001 includes a $1.0 million
                               write-off of an investment in GlobalBA.com, Inc. Other
                               (gains) and losses in 2000 of $(8.1) million principally
                               comprised a pretax gain on the sale of Superior Pool
                               Products and certain acquisition-related costs.

(4) Represents the results of operations, net of tax, of the Hickson organics division for 2002 and September through December 2001. The 2002 results also include a $1.5 million loss, net of tax, on the sale of the DanChem organics operation in Danville, Virginia for approximately $25 million and the operating results of the DanChem operation through the date of its sale in March 2002.

(5) Extraordinary Gain, net of tax in 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through the payment of $3.0 million, net of related taxes of $0.9 million.

(6) Reflects the impact of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(7) In January 1999, Olin borrowed $75 million and on February 8, 1999, the Company assumed this debt from Olin. Unaudited pro forma net income per share for 1998 reflects the pro forma effects of borrowings assuming $75 million was outstanding and that the Company had seasonal weighted average borrowings related to the HTH water products business of $20 million at an aggregate effective rate of 7%. Unaudited pro forma common stock outstanding represents the number of common shares issued at the Distribution Date and assumes that such shares were outstanding for all periods prior to the Distribution.

(8) The annual dividend rate was $0.80 per share in 2002, 2001, 2000 and 1999. 1999 dividends represent three quarterly payments.

(9) The effective tax rate in 2002, 2001 and 2000 of 34.0%, 48.6% and 29.2%, respectively, excludes special items, loss from discontinued operations and cumulative effect of change in accounting.

(10) The Company sells certain accounts receivable through an accounts receivable securitization program entered into in March 2002. As a result, accounts receivable have been reduced, the Company's undivided interest in such receivables has been reflected as a short-term investment and proceeds from the sales have been used to pay down debt.

(11) Includes a cumulative pension minimum liability adjustment, net of taxes of $61.3 million and $0.9 million as of December 31, 2002 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company's various products and shipping and handling costs. In addition, segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

RESULTS OF OPERATIONS
CONSOLIDATED

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                              (IN MILLIONS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Sales.......................................................   $939.4     $920.8     $941.2
Gross Margin(1).............................................    268.7      254.0      249.6
Selling and Administration..................................    212.8      197.0      172.0
Amortization of Intangibles.................................      4.4       10.7        5.9
Research and Development....................................     23.0       25.4       17.1
Equity in (Earnings) of Affiliated Companies................     (6.4)      (3.3)      (7.8)
Special Items(2):
  Impairment Charge.........................................       --         --       31.0
  Restructuring.............................................      7.6        1.5       34.0
  Other (Gains) and Losses..................................       --        1.0       (8.1)
Interest Expense, net.......................................     16.0       17.7       13.0
Income Tax Expense (Benefit)................................      3.5        2.2       (8.0)
Loss from Discontinued Operations, net of tax...............     (3.3)      (2.9)        --
Loss on the Sale of DanChem, net of tax.....................     (1.5)        --         --
Cumulative Effect of Accounting Change, net of tax..........       --       (0.2)        --
                                                               ------     ------     ------
Net Income (Loss)...........................................   $  3.0     $ (1.3)    $  0.5
                                                               ======     ======     ======
Basic Income (Loss) Per Share...............................   $ 0.13     $(0.06)    $ 0.02
Diluted Income (Loss) Per Share.............................   $ 0.13     $(0.06)    $ 0.02
Weighted Average Common Stock Outstanding:
Basic.......................................................     22.5       22.3       22.3
Diluted.....................................................     22.6       22.4       22.3
The following table reconciles diluted income (loss) per
  share to diluted income per share excluding special items, discontinued operations, cumulative effect of accounting
  change and change in accounting for amortization of
  intangibles:
Diluted Income (Loss) Per Share.............................   $ 0.13     $(0.06)    $ 0.02
                                                               ------     ------     ------
Amortization of Intangibles.................................       --       0.25       0.11
                                                               ------     ------     ------
                                                                 0.13       0.19       0.13
Special Items(2):
  Restructuring Charge, Impairment Charge and Other (Gains)
     and Losses, net of tax.................................     0.20       0.07       1.56
  Inventory Write-down, net of tax..........................       --         --       0.08
Loss from Discontinued Operations, net of tax...............     0.15       0.13         --
Loss on the Sale of DanChem, net of tax.....................     0.07         --         --
Cumulative Effect of Accounting Change, net of tax..........       --       0.01         --
                                                               ------     ------     ------
                                                                 0.42       0.21       1.64
                                                               ------     ------     ------
Diluted Income Per Share Excluding Special Items,
  Discontinued Operations, Cumulative Effect of Accounting
  Change and Change in Accounting for Amortization of
  Intangibles...............................................   $ 0.55     $ 0.40     $ 1.77
                                                               ======     ======     ======

---------------

(1) Cost of Goods Sold for 2000 includes $3.0 million to write-down inventory to net realizable value, including disposal costs, due to the process chemicals restructuring and the exiting of certain businesses.

(2) Special Items have been segregated for discussion purposes due to their unusual nature and as they are not indicative of ongoing operating results.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales increased 2.0%, or $18.6 million due to higher overall volumes (approximately 3%) and favorable foreign exchange (approximately 1%), partially offset by lower overall prices (approximately 2%). Excluding the decrease due to the exit of certain unprofitable process chemical product lines (approximately $17 million), sales increased $35.7 million or 4% primarily due to higher HTH water products and wood protection volumes and industrial coatings favorable foreign currency translation, partially offset by lower volumes in the performance urethanes business and lower pricing in the microelectronic materials, hydrazine and sulfuric acid businesses.

     Gross margin percentage was 28.6% and 27.6% for 2002 and 2001, respectively. The increase in percentage was due primarily to favorable product mix in the personal care and industrial biocides businesses, higher margins in the microelectronic materials segment due to the restructuring of the process chemicals business and increased volumes due to the modest recovery, and lower fixed costs due to restructuring in the HTH water products business. These were partially offset by higher costs due to the change in the HTH water products distribution strategy (approximately $13 million) and the 2001 benefit of a $5.0 million LIFO inventory decrement due to reduced inventory levels.

     Selling and administration expenses as a percentage of sales increased to 22.7% in 2002 from 21.4% in 2001 and these expenses increased in amount by $15.8 million. The increase was primarily due to higher selling and advertising costs in the treatment segment to support the HTH(R) brand relaunch and the entrance into the professional pool dealer market (approximately $5 million). Higher legal costs in the wood protection and microelectronic materials businesses, additional expenses related to the geographic expansion of the industrial coatings business, higher insurance and employee benefit-related expenses, and costs related to the Company's accounts receivable securitization program ($1.6 million) also contributed to the increase. These factors were partially offset by lower selling expenses associated with the microelectronic materials and performance products segments due to cost reduction initiatives. In addition, the write-off of the assets associated with a cancelled expansion of the HTH water products J3(TM) plant of approximately $2 million was offset by a favorable legal decision in a 1994 raw material spillage lawsuit ($1.9 million) and a $1.8 million pre-tax gain on sales of excess land.

     Amortization of intangibles decreased $6.3 million primarily due to the adoption of SFAS 142 (see Note 8 of Notes to Consolidated Financial Statements).

     Research and development expenses decreased $2.4 million primarily due to cost reduction initiatives in the microelectronic materials, performance products and HTH water products businesses.

     Equity in earnings of affiliated companies increased $3.1 million principally due to higher operating profits of the FUJIFILM Arch joint venture due to higher sales related to stronger Asian demand and favorable operating results of the Planar Solutions joint venture due to higher sales of copper-based slurries.

     Restructuring in 2002 includes a $6.6 million charge for headcount reductions in the microelectronic materials, treatment products and performance products segments, and a $1.0 million charge for expenses related to the consolidation of several treatment products segment operations. The Company realized the benefits of this program during 2002 and anticipates ongoing annual cost savings related to the restructuring. Restructuring in 2001 consists of a $2.4 million charge for headcount reductions at corporate and at the performance products business, offset by a $1.5 million reduction of the estimated remaining liability for the 2000 restructuring program. In addition, 2001 restructuring includes $0.8 million of retention payments to employees associated with the restructuring of the process chemicals business, offset by the $0.2 million reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000.

     Other gains and losses in 2001 represents the write-off of an investment in GlobalBA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001.

     Interest expense, net was $16.0 million in 2002 compared to $17.7 million in 2001. The decrease was primarily due to lower debt due to proceeds from an accounts receivable securitization program (See Note 2 of Notes to Consolidated Financial Statements), the sale of the Hickson organics DanChem business and lower working capital borrowing needs.

     Excluding special items, discontinued operations and the cumulative effect of accounting change, the effective tax rate on income decreased to 34.0% in 2002 from 48.6% in 2001, primarily due to increased income from equity investments and non-tax deductible items on lower earnings in 2001.

     Loss from discontinued operations, net of tax in 2002 includes the results of operations of the Hickson organics Castleford business for the full year and the results of operations of the Hickson organics DanChem business through the sale of that business in March of 2002. Results in 2002 also include interest expense allocated to this business, a $1.9 million restructuring charge for headcount reductions for approximately 40 employees at Castleford and a valuation reserve associated with capital spending at the Castleford business. Loss from discontinued operations for 2001 includes operating results of the Hickson organics Castleford and DanChem businesses and interest expense allocated for September through December 2001 and includes a $1.8 million restructuring charge for headcount reductions of approximately 45 employees at Castleford. The net earnings (losses) related to the Hickson organics division during the holding period through August 2001 are not included in the Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value. The post-acquisition income before allocated interest expense for the period from January 1, 2001 through August 31, 2001 associated with these assets held for sale was $3.8 million. In addition, interest expense of $3.8 million was allocated to the Hickson organics division for the eight-month period ended August 31, 2001. See Note 5 of Notes to Consolidated Financial Statements.

     Loss on sale of DanChem, net of tax, represents the after-tax loss on the sale of the Company's operations in Danville, Virginia for proceeds of approximately $25 million.

  2003 OUTLOOK

     The Company expects a gradual economic recovery, with increasing momentum during the second half of 2003. The microelectronic materials segment is expected to continue to benefit from a modest improvement in the semiconductor industry resulting in stronger demand for its products, particularly its advanced product offerings. An improvement in HTH water products profitability is expected from higher sales of its HTH(R) POOLIFE(TM) collection to the professional pool dealer market and through cost reductions. In addition, continued strong demand for its biocides for marine antifouling paints and new wood preservative products are expected to drive growth in the Company's treatment products segment. These improvements are expected to be partially offset by higher pension costs and insurance premiums of approximately $8 million or $0.25 per share. As a result, the Company anticipates that sales for the full year will increase from six to eight percent, and earnings from continuing operations are expected to range from $0.65 to $0.90 per share. EBITDA is expected to be in the $95 to $105 million range. In addition, capital spending is anticipated to be in the $35 to $40 million range and pension expense and related funding are both expected to increase by approximately $5 million. The projections are subject to various factors; see Cautionary Statements Under Federal Securities Laws.

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

     Restructuring in 2001 consists of a $2.4 million charge for headcount reductions at corporate and at the performance urethanes business, offset by a $1.5 million reduction of the estimated remaining liability for the 2000 restructuring program. In addition, 2001 restructuring includes retention payments to employees associated with the restructuring of the process chemicals business, offset by the reimbursement of certain severance costs, which were previously recorded as part of the restructuring charge in the fourth quarter of 2000. Restructuring in 2000 relates to restructuring of the process chemical business, the write-off of certain costs associated with the biocides business and other headcount reductions.

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

  SEGMENT OPERATING RESULTS

     The Company has organized its segments around differences in products and services, which is how the Company manages its business. In the first quarter of 2002, the Company reorganized its business portfolio into four operating segments to better reflect the Company's business strategy. The four segments are microelectronic materials, treatment products, performance products and other specialty products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. The performance products segment includes the performance urethanes business and the other specialty products segment includes the hydrazine and sulfuric acid businesses. Sales and operating income for 2001 and 2000 have been restated to conform to the current year presentation. Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters.

MICROELECTRONIC MATERIALS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales......................................................  $142.6   $158.9   $233.6
Operating Income (Loss)....................................    (2.7)    (7.4)    10.5

 YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales decreased 10.3% due to lower volumes (approximately 8%) and lower prices (approximately 2%), and operating results improved by $4.7 million. Of the sales decrease, approximately $17 million related to the exit of certain unprofitable process chemical product lines announced in the fourth quarter of 2000. Excluding this effect, sales were comparable as higher volumes of polyimides, photoresists and blends due to new product sales and existing customer growth were offset by the weakness of the semiconductor industry in the early part of the year, which resulted in lower pricing and adversely affected demand for the thin film and ancillary product lines.

     The improvement in operating results was due to improved operating results from the Company's FUJIFILM Arch and Planar Solutions joint ventures due to significantly higher sales. In addition, lower manufacturing, selling and development costs resulting from cost-reduction initiatives were partially offset by higher administration expenses due primarily to higher legal defense costs, net of the benefit of an unrelated insurance recovery of $0.9 million. In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $1.6 million, partially offset by the write-off of certain intangible assets due to the cancellation of certain technology agreements of $0.4 million.

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales decreased 32.0% and operating results decreased by $17.9 million. The sales decrease was principally due to lower demand for customer products and the exit of certain unprofitable process chemical product lines (approximately $37 million) in conjunction with the restructuring announced in the fourth quarter of 2000, which was completed in 2001. Excluding the effect of the restructuring, sales were approximately 20% lower, primarily due to the downturn in the semiconductor industry, which reduced volumes in all product lines except polyimides.

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

TREATMENT PRODUCTS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
RESULTS OF OPERATIONS
Sales
  HTH Water Products.......................................  $243.1   $208.2   $244.3
  Personal Care & Industrial Biocides......................   124.5    117.9    101.8
  Wood Protection & Industrial Coatings....................   233.2    215.8     68.0
                                                             ------   ------   ------
Total Treatment Products...................................  $600.8   $541.9   $414.1
Operating Income (Loss)
  HTH Water Products.......................................  $ (1.0)  $ (2.2)  $ 22.6
  Personal Care & Industrial Biocides......................    28.9     21.6     11.5
  Wood Protection & Industrial Coatings....................    16.8     11.4      2.9
                                                             ------   ------   ------
Total Treatment Products...................................  $ 44.7   $ 30.8   $ 37.0

 YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales increased 10.9% due to higher volumes (approximately 10%) and favorable foreign exchange (approximately 2%), partially offset by lower prices (approximately 1%), and operating results increased by $13.9 million. The increase in volumes is due primarily to higher HTH water products, new wood preservative products volumes and higher biocides sales to the marine antifouling paint and anti-dandruff markets. Operating income increased principally due to the higher sales, partially offset by the increased costs of the direct-to-retail distribution strategy for HTH water products (approximately $13 million), higher selling and advertising costs to support the HTH(R) brand relaunch and entrance into the dealer market (approximately $5 million) and the write-off of the assets associated with a cancelled expansion of the J3(TM) plant of approximately $2 million. Higher legal defense expenses associated with CCA product-related lawsuits were mostly offset by a favorable legal decision in a 1994 raw material spillage lawsuit ($1.9 million). In addition, 2002 operating results included the benefit of the non-amortization of goodwill and other intangible assets of $4.4 million and the pre-tax gain on sales of excess land of $1.5 million. 2001 operating results included a benefit of a $2.8 million LIFO inventory decrement.

  HTH WATER PRODUCTS

     Sales increased 16.8% and operating results improved by $1.2 million. Sales increased primarily due to higher branded (J3(TM) and POOLIFE(TM)) and nonbranded calcium hypochlorite, branded isos and pool maintenance products and accessories volumes. The higher branded volumes were a result of the HTH(R) brand relaunch and the launch of the new POOLIFE(TM) dealer exclusive brand. The higher pool maintenance products and accessories volumes were due to new marketing initiatives. Foreign sales also increased due to higher volumes as a result of warm weather in Europe and Canada.

     Operating results improved slightly. The higher sales, along with fixed cost savings due to the restructuring program were mostly offset by higher selling and advertising costs to support the HTH(R) brand relaunch and the entrance into the dealer market (approximately $5 million), higher distribution and warehouse expenses due to the change in distribution strategy to a direct-to-retail approach (approximately $13 million) and the write-off of the assets associated with a cancelled expansion of the J3(TM) plant of approximately $2 million. In addition, 2001 operating results included a $2.0 million benefit of a LIFO inventory decrement.

  PERSONAL CARE AND INDUSTRIAL BIOCIDES

     Sales were 5.6% higher than 2001 as higher biocides volumes to the marine antifouling paint and antidandruff markets were partially offset by lower personal care sales due to the economic slowdown.

Operating income was approximately 34% higher than 2001 as a result of higher gross margins due to favorable product mix and lower manufacturing costs from cost-reduction initiatives. Operating results also benefited from the non-amortization of goodwill of $1.6 million and the pre-tax gain on the sale of excess land of $0.8 million. In addition, 2001 operating results included a $0.8 million benefit of a LIFO inventory decrement.

  WOOD PROTECTION AND INDUSTRIAL COATINGS

     Sales were 8.1% higher than the prior year due to higher volumes (approximately 5%), favorable foreign currency translation (approximately 5%), principally in the coatings business, partially offset by lower prices (approximately 2%). The higher volumes were primarily due to higher volumes of Wolman(R) E (Wolmanized(R) Natural Select(TM)) and Tanalith(R) E preservatives (CCA-alternative products) as well as stronger European economic conditions resulting in higher industrial coatings sales. Operating income was approximately 47% higher than the prior year due to the higher sales, partly offset by higher selling costs as a result of the geographic expansion of the coatings business. Higher legal defense expenses associated with CCA product-related lawsuits were mostly offset by a favorable legal decision in a 1994 raw material spillage lawsuit ($1.9 million). In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $2.7 million and the pre-tax gain on the sale of excess land of $0.7 million.

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

  HTH WATER PRODUCTS

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

     Operating income decreased primarily due to the lower sales, higher research and development costs for new product development, unfavorable manufacturing costs and additional costs associated with the launch of new brand products. The unfavorable manufacturing costs were principally a result of unfavorable fixed cost absorption due to an extended plant maintenance shutdown in a continued effort to reduce inventory levels, partly offset by lower fixed cost spending and the $2.0 million benefit of a LIFO inventory decrement.

  PERSONAL CARE AND INDUSTRIAL BIOCIDES

     Sales increased $16.1 million primarily due to the inclusion of sales associated with the personal care intermediates business acquired from Brook's Industries in November 2000, for the full year (approximately $25.2 million), offset by lower biocides sales. Lower custom chemicals sales as a result of the discontinuance of certain product lines ($8.4 million) and lower antidandruff pricing were partially offset by higher biocides sales to the marine antifouling paint and antidandruff markets.

     Operating income increased significantly as a result of the acquisition, lower manufacturing and selling costs due to cost reduction initiatives and the $0.8 million benefit of a LIFO inventory decrement as a result of reduced inventory levels.

  WOOD PROTECTION AND INDUSTRIAL COATINGS

     Sales increased $147.8 million and operating income increased $8.5 million, primarily due to the inclusion of Hickson's wood protection and industrial coatings businesses for the full year.

PERFORMANCE PRODUCTS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales......................................................  $120.2   $141.1   $163.6
Operating Income (Loss)....................................    (0.9)    (1.9)    19.7

 YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales decreased 14.8% principally due to lower Latin American sales (approximately 10%), a result of poor economic conditions and political instability in Venezuela and lower propylene glycol volumes, partially offset by higher North American polyol volumes.

     Operating results improved $1.0 million as a result of lower raw material costs and lower manufacturing and selling and administrative costs due to cost-reduction initiatives implemented in 2001 and 2002. These factors were partially offset by the lower sales, the absence of a $2.2 million benefit of a LIFO inventory decrement and the $2.5 million contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco in 2001.

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

     Sales decreased 13.8% principally due to the absence of sales related to the BASF contract, lower performance polyol volumes and lower contract manufacturing, as a result of poor economic conditions.

     Operating income decreased $21.6 million due to the lower sales, the absence of income ($11.4 million) related to the BASF contract which was completed on December 31, 2000 and higher unabsorbed energy and manufacturing costs due to lower contract manufacturing. Lower operating results were partially offset by the $2.5 million contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco and the benefit of a $2.2 million LIFO inventory decrement as a result of reduced inventory levels.

OTHER SPECIALTY PRODUCTS

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales.......................................................  $75.8    $78.9    $75.8
Operating Income............................................    7.9     11.7      6.4

 YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales decreased 3.9% and operating income decreased $3.8 million.

     Hydrazine sales were comparable with prior year as higher hydrate volumes were offset by lower hydrate prices. Operating income was 16.4% lower than 2001 as lower pricing and unfavorable product mix were partially offset by the absence in 2002 of unrealized losses related to natural gas futures contracts in 2001 of $0.7 million.

     Sulfuric acid sales decreased 9.9% as a result of lower pricing due to an unfavorable product mix compared to the prior year. Operating income was 54.0% lower than prior year due to the unfavorable product mix.

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

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 2002, 2001 and 2000 but may be material to net income in future years.

     Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Cash outlays for remedial activities are charged to reserves. Historically, the Company has funded its environmental capital expenditures through cash flows from operations and expects to do so in the future. The Company has not incurred cash outlays for remedial and investigatory activities associated with certain former Olin waste sites and past operations since Olin is responsible for these obligations under the Distribution Agreement.

     Cash outlays for environmental related activities for 2002, 2001 and 2000 were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
ENVIRONMENTAL CASH OUTLAYS
Capital Projects............................................  $ 3.4    $ 5.9    $ 8.1
Plant Operations............................................   10.0     11.7      9.5
Remedial Activities.........................................    2.5      4.4      2.5
                                                              -----    -----    -----
Total Environmental Cash Outlays............................  $15.9    $22.0    $20.1
                                                              =====    =====    =====

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $10.4 million at December 31, 2002, of which $4.5 million are classified as current liabilities and $12.6 million at December 31, 2001, of which $4.1 million are classified as current liabilities. The Company's estimated environmental liability relates to eight sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $15 million to $20 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. A portion of the higher environmental cash outlays during 2000 and 2001 was associated with a remediation project at the Company's Conley, GA wood treatment facility. Total cash outlays since its acquisition (capital and remedial) were approximately $5.7 million. The project was complete as of December 31, 2002.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2002, the Company had estimated additional contingent environmental liabilities of $8.5 million.

LEGAL MATTERS

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment of approximately $8.5 million plus interest, in a lawsuit associated with a raw material spillage in 1994. In 2001, the judgment was reversed on the successful appeal by the Company and remanded for a new trial on damages. In 2002, a new trial resulted in a judgment of $2.6 million plus interest. This judgment is being appealed. The judgment and related interest is included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

     In 2001, the Company received notification of a potential product claim by a customer related to a discontinued product. This claim was settled in the third quarter of 2002 and the Company paid a total of $5.5 million, exclusive of insurance proceeds. Total insurance proceeds of $1.6 million are expected to be received in the first quarter of 2003.

     Five putative class action lawsuits have been filed in various state and federal courts against several chromated copper arsenate ("CCA") manufacturers, including the Company's CCA-formulating subsidiary, Arch Wood Protection, Inc., the Company, several CCA customers and various retailers regarding the marketing and use of CCA-treated wood. Generally, the proposed class members purport to include persons who purchased, possess or own CCA-treated wood products or properties upon which CCA-treated wood products were stored or installed. None of the putative class actions currently alleges personal injury. In one case, the federal district court ruled that the requirements for a class action have not been met and has denied class action status to the lawsuit. One other case has been denied class action status as a result of plaintiffs' failure to timely request class certification and has been subsequently dismissed without prejudice. Another case has been dismissed at the plaintiffs' request. In neither of the other two cases has a class been certified by the court.

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

     In addition, there are eight other CCA-related lawsuits naming one or more of the Company's subsidiaries, and in some cases, the Company, as a defendant. These additional eight cases are not putative class actions.

     The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and has vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were substantial in 2002 and may increase in the future.

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

     Prior to the Distribution, the Company's operations were included in the U.S. Federal consolidated income tax returns of Olin. The provision for income taxes prior to the Distribution includes the Company's allocated share of Olin's consolidated income tax provision and is calculated on a separate company basis consistent with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Olin and the Company entered into a Tax Sharing Agreement that provides that Olin is responsible for the Federal tax liability of the Company for each year that the Company and its subsidiaries were included in Olin's consolidated Federal income tax return, and for state, local and foreign taxes of the Company and its subsidiaries attributable to periods prior to the Distribution, in each case including tax subsequently assessed pursuant to the audit of, or other adjustment to, previously filed tax returns.

BUSINESS AND CREDIT CONCENTRATIONS

     Sales of the Company's microelectronic materials products segment are dependent upon the economic conditions of the semiconductor industry. Changes in this industry may significantly affect management's estimates of current and future operating results.

     A significant portion of sales of the treatment products segment (approximately 23%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company's 2002 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the respective segment and businesses if such customer was not replaced.

     In February 2002, the Company announced a voluntary transition from CCA, a traditional wood preservative used for the past 70 years to protect treated wood against termites and rotting, to a new generation of wood preservatives for use in non-industrial wood products after December 31, 2003. In connection with the transition, the Company simultaneously requested EPA's consent to an amendment of its registration for CCA, which would limit the approved uses of CCA to industrial, non-residential applications. Although the Company views this as a growth opportunity for its wood protection business, a risk exists that new sales of the CCA alternative product will not replace historical sales of the CCA product.

     Sales of the HTH water products segment are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% -- 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. In addition, in 2002 the HTH water products segment changed its distribution strategy from utilizing distributors to directly shipping to retail channels, which has made the HTH water product sales even more concentrated in the second and third quarters.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001     2000
                                                           -------   ------   -------
                                                                ($ IN MILLIONS)
PROVIDED BY (USED FOR)
Sale of Accounts Receivable..............................  $  33.5   $   --   $    --
Change in Working Capital................................     28.7     38.2      (3.7)
Net Operating Activities from Continuing Operations......    121.3     92.3      74.9
Change in Net Assets Held for Sale.......................     (4.5)    (2.7)      4.8
Capital Expenditures.....................................    (34.8)   (44.9)    (62.0)
Businesses Acquired, net of Cash.........................       --     (2.9)   (178.4)
Proceeds from Sales of Land..............................      2.3       --        --
Proceeds from Sale of Business...........................     25.0       --      21.1
Net Investing Activities.................................     (7.1)   (47.7)   (217.0)
Debt Borrowing (Repayments), net.........................    (86.0)   (39.6)    171.1
Net Financing Activities.................................   (103.0)   (55.3)    144.2

     For 2002, the $29.0 million increase in cash flow provided by net operating activities from continuing operations was primarily attributable to the sale of accounts receivable and lower restructuring payments. This was partially offset by a lower working capital reduction as the Company reduced its working capital by $28.7 million in 2002 compared to a $38.2 million decrease in 2001. The Company significantly reduced its working capital over the past two years as a result of its focus on reducing its investment in working capital and as a result of the restructuring of the process chemical business.

     For 2001, the $17.4 million increase in cash flow provided by net operating activities from continuing operations was attributable to significantly increased cash flows as a result of the Company's focus on reducing investment in working capital and the restructuring of the process chemicals business, partially offset by lower cash earnings and $14.5 million of restructuring related payments.

     Cash used by the operations of assets held for sale was $4.5 million in 2002 compared to $2.7 million in 2001 primarily due to the funding of the Hickson organics Castleford restructuring initiatives and the absence of cash generated by the Hickson organics DanChem business which was sold in March 2002.

     Cash used by the operations of assets held for sale was $2.7 million in 2001 compared to cash provided of $4.8 million in 2000, primarily due to timing of working capital.

     Capital expenditures for 2002 decreased 22.5% as compared to 2001 primarily due to lower discretionary expenditures associated with the microelectronic materials and performance products segments.

     Capital expenditures for 2001 decreased 27.6% as compared to 2000 due to lower discretionary expenditures associated with the treatment products and microelectronic materials segments.

     Capital expenditures for 2003 are expected to be in the $35 to $40 million range.

     In the third quarter of 2002, the Company sold excess land in China, Ireland and Arizona for cash proceeds of approximately $2.3 million and recognized a pre-tax gain of approximately $1.8 million.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million. Proceeds from the sale of these assets have been used to pay down debt. See Note 19 of Notes to Consolidated Financial Statements.

     In September 2001, the Company acquired Butler Mabbutt & Wrighton and the Industrial Division of Humbrol Limited for an aggregate of approximately $1 million in cash.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 million in cash.

     On November 30, 2000, the Company completed the acquisition of New Jersey-based Brooks Industries' personal care intermediates business for approximately $38 million in cash. The acquisition was financed from borrowings under the Company's existing credit facilities. See Note 19 of Notes to Consolidated Financial Statements.

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

     Cash used by financing activities in 2002 was principally due to net repayments of debt of $86.0 million and dividends paid to shareholders of $17.9 million.

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

LIQUIDITY

     At December 31, 2002, the Company had two credit facility agreements. These included an unsecured $125 million revolving five-year credit facility ("Five-year Facility"), which expires in January 2004 and an unsecured $87.5 million 364-day facility ("364-day Facility"), which expired in January 2003 and was subsequently renewed (see below) (collectively the "Credit Facilities"). As of December 31, 2002, the Credit Facilities contained quarterly leverage ratio (debt/EBITDA) covenants of 3.5, interest coverage ratio (EBITDA/interest) covenants of 3.0, and restricted the payment of dividends and repurchases of stock to $40 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning December 31, 2001 ($22.1 million at December 31, 2002). As of December 31, 2002, facility fees are payable on the Credit Facilities and range from 0.15% to 0.3%. The

Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.425% to 1.0%. At December 31, 2002, the Company had $212.5 million of available borrowings under the Credit Facilities of which, $87.5 million was available under the 364-day Facility, which was subsequently reduced to $65.0 million (see below).

     In January 2003, the Company extended the maturity date of its existing 364-day Facility to June 21, 2003 and reduced the maximum amount of the facility to $65.0 million. In addition, a certain representation related to ERISA plan funding was amended. In January 2003, the Company also amended its existing Five-year Facility to amend the representation related to ERISA plan funding.

     In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements through December 31, 2002. The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock to $65 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002 ($52.6 million at December 31, 2002). In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%. Proceeds from the issuance of these notes were used to pay down debt, including the Company's $225 million revolving credit facility which expired in March 2002 and which was used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt. See Note 11 of Notes to Consolidated Financial Statements.

     In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of its unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $6.8 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

     In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. Such agreement is renewable annually. As of December 31, 2002, the Company had sold $33.5 million of participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The costs of the program of $1.6 million for the year ended December 31, 2002 are included in Selling and Administration expenses in the accompanying Consolidated Statement of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR rate plus 0.45% (2.2% in 2002). See Note 2 of Notes to Consolidated Financial Statements. The accounts receivable securitization program provides another source of funding for the Company and lowers overall funding costs.

     At December 31, 2002, the Company had $9.6 million of outstanding letters of credit and $6.3 million of letters of guarantee, including $5.7 million of Planar Solutions (a joint venture) borrowings. The Company has agreed to guarantee up to $8.5 million of Planar borrowings as of December 31, 2002.

     The Company believes that the Credit Facilities, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants, which could trigger a default condition under its debt agreements.

OTHER FINANCIAL DATA

     In 2001, the Company received notification of a potential product claim by a customer related to a discontinued product. This claim was settled in the third quarter of 2002 and the Company paid a total of $5.5 million, exclusive of insurance proceeds. Total insurance proceeds of $1.6 million are expected to be received in the first quarter of 2003.

     On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. The program has been suspended since 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the Hickson organics businesses. Until its suspension, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million.

     The Company continues to actively pursue the sale of the Hickson organics Castleford, England operation in 2003. However, due to the current poor market conditions, it is possible that it may not be sold. If the sale does not occur, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations, which could have a material effect on the Company's cash flows and results of continuing operations but which will have no impact on cash flows and results of operations of the total Company. Proceeds from the sale of the Hickson organics businesses are expected to be used to repay debt. See Note 5 of Notes to Consolidated Financial Statements.

     On January 30, 2003, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on March 12, 2003 to shareholders of record at the close of business on February 10, 2003.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are based on the accounting policies used. Certain accounting policies require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company's financial condition and results and that require subjective or complex estimates by management. These include the following:

 VALUATION OF ASSETS HELD FOR SALE

     The valuation and classification of assets held for sale is reviewed at each reporting period and at additional times when warranted. The valuation is based upon a number of factors, including current market conditions and management's forecast of future cash flows. The classification of assets held for sale is based upon meeting the criteria of Statement of Financial Accounting Standards ("FASB") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Due to changes in market conditions, proceeds realized from the sale of these assets and liabilities may differ materially from estimates. See Note 5 of Notes to Consolidated Financial Statements.

 GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company reviews goodwill and other intangible assets with indefinite lives at least annually for impairment, by comparing the estimated fair value of these assets with their carrying value. The estimates of fair value are based on management forecasts of future cash flows related to these assets. An impairment would occur when the carrying value of the asset exceeds its fair value. Due to uncertain market conditions and potential changes in strategic direction and product portfolio, it is possible that forecasts used to support estimated fair values will change in the future, and could result in material non-cash charges. See Note 8 of Notes to Consolidated Financial Statements for additional information.

 INCOME TAXES

     The Company's accompanying Consolidated Balance Sheets include certain deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon the Company's forecast of future taxable income and available tax planning strategies, and may result in the recording of a valuation reserve. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets. For additional information, see Note 14 of Notes to Consolidated Financial Statements.

 PENSION AND POSTRETIREMENT BENEFITS

     The Company's accompanying Consolidated Balance Sheets include significant pension and postretirement benefit obligations, which are recorded based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, rates of increase in compensation levels, expected return on plan assets and trends in health care costs, which are updated annually. Market conditions and interest rates significantly impact future assets, liabilities and expense of the Company's pension and postretirement benefit plans.

 VALUATION OF LONG-LIVED ASSETS

     The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on estimates of future cash flows, salvage values or net sales proceeds. These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management estimates.

 ENVIRONMENTAL LIABILITIES

     Liabilities for environmental matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These estimates take into account current law, existing technologies and management's judgment about future changes in regulation. The Company's estimate of environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken or current laws and regulations be changed. For additional information, see the Environmental discussion on page 27.

 RESTRUCTURING PROGRAM LIABILITIES

     During 2002, 2001 and 2000, the Company recorded charges in connection with its restructuring programs. Management judgment is used to estimate the various costs involved in these programs including severance costs, inventory and fixed asset disposal costs and settlements of contractual obligations. These liability estimates are reassessed at the end of each reporting period. Actual experience has been and may continue to be different from original estimates. For additional information, see Note 21 of Notes to Consolidated Financial Statements.

 LEGAL CONTINGENCIES

     The Company is subject to proceedings, lawsuits and other claims in the normal course of business. These contingencies require management judgment in order to assess the likelihood of any adverse judgments or outcomes and the potential range of probable losses. Liabilities for legal matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing information. Estimates of contingencies may change in the future due to new developments or changes in legal approach. For additional information, see Note 20 of Notes to Consolidated Financial Statements.

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosures," ("SFAS 148") which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change in the fair market value method of accounting for stock-based employee compensation. In addition, this statement requires SFAS 123 disclosure requirements in both annual and interim financial statements. The Company expects to continue to measure stock-based compensation expense in accordance with APB 25, "Accounting for Stock Issued to Employees," and its related interpretations, and therefore does not anticipate that the adoption of SFAS 148 will have a material impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002 and have been incorporated into the 2002 Notes to Consolidated Financial Statements. The recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company is in the process of evaluating the effect of this Interpretation on its financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company is in the process of evaluating the effect of this Interpretation on its financial statements and disclosures.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All the currency derivatives expire within one year. At December 31, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $11.9 million and forward contracts to buy foreign currencies with notional amounts of $12.0 million. The fair value of these forward contracts is included in Accrued Liabilities and Other Current Assets. At December 31, 2001, the Company had no forward contracts to buy or sell foreign currencies. At December 31, 2002 and 2001 the Company had no outstanding option contracts to sell or buy foreign currencies.

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 as of January 1, 2001. In accordance with SFAS 133, derivative instruments are recognized as assets or liabilities in the Company's balance sheet and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives, which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives, which do not qualify as a hedge for accounting purposes are recognized in current period earnings. Based upon the Company's current policies of hedging market risks as discussed under Item 7A, the adoption of SFAS 133 did not have a material effect on the Company's results of operations, cash flows or financial position. However, the adoption of SFAS 133 may cause increased volatility in the Company's results of operations in the future, if the Company changes its policies or enters into new derivative instruments, which do not meet the requirements for "hedge" accounting under SFAS 133.

     In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $6.8 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

     The information in this Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2003 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the euro; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders for hydrazine propellants; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; gains or losses on derivative instruments; and the inability of the Company to sell the Hickson organics Castleford, England operation or to sell it at its desired price.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

INTEREST RATES

     The Company is exposed to interest rate risk on approximately 50% of its outstanding borrowings, including, for this purpose, the participation interests sold under its accounts receivable securitization program, which are subject to floating rates. Based upon the Company's expected 2003 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company's results of operations and cash flows by approximately $1 million.

FOREIGN CURRENCY RISK

     Approximately 30% of the Company's sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company's equity investments and its respective share of earnings (losses), the Company's net investment in foreign subsidiaries, translation of the Company's foreign operations for U.S. GAAP reporting purposes and purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Canadian dollar and Japanese yen). It is the Company's policy to hedge up to 80% of these transactions. The counterparties to the options and contracts are major financial institutions.

     At December 31, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $11.9 million and forward contracts to buy foreign currencies with notional amounts of $12.0 million. The fair value of these forward contracts of $0.1 million and $0.4 million is included in Accrued Liabilities and Other Current Assets, respectively.

     Holding other variables constant, if there was a 10 percent change in foreign currency exchange rates, the net effect on the Company's annual cash flows would be a increase (decrease) of between $1 million to $2 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company's results of operations for interim periods in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

COMMODITY PRICE RISK

     The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At December 31, 2002, the Company had no forward contracts to purchase natural gas. At December 31, 2001, the Company had forward contracts to purchase natural gas with notional amounts of $1.7 million. The fair value of these contracts is included in Accrued Liabilities on the accompanying Consolidated Balance Sheet. These contracts expired in April 2002. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene and, after December 31, 2003, the purchase of chlorine and caustic. Holding other variables constant, a 10 percent adverse change in the price of propylene and natural gas would decrease the Company's results of operations and cash flows by approximately $1 million each.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Arch Chemicals, Inc.:

     We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

                                          KPMG LLP

Stamford, CT
January 29, 2003

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

MICHAEL E. CAMPBELL                           LOUIS S. MASSIMO
Chairman of the Board, President              Executive Vice President and Chief Financial Officer
and Chief Executive Officer

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS)
                                      ASSETS
Current Assets:
  Cash and Cash Equivalents.................................   $ 12.2      $  4.0
  Accounts Receivables, net.................................     95.5       162.6
  Short-Term Investment.....................................     17.9          --
  Inventories, net..........................................    145.6       131.1
  Other Current Assets......................................     33.2        25.6
  Assets Held For Sale......................................     35.6        69.7
                                                               ------      ------
     Total Current Assets...................................    340.0       393.0
Investments and Advances -- Affiliated Companies at
  Equity....................................................     28.5        27.2
Property, Plant and Equipment, net..........................    319.9       332.4
Goodwill....................................................    135.9       131.6
Other Intangibles...........................................     63.7        64.4
Other Assets................................................     51.1        19.6
                                                               ------      ------
     Total Assets...........................................   $939.1      $968.2
                                                               ======      ======
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings.....................................   $  2.4      $ 38.5
  Accounts Payable..........................................    134.1       111.3
  Accrued Liabilities.......................................     88.7        85.3
  Liabilities Associated with Assets Held For Sale..........     12.9        16.2
                                                               ------      ------
     Total Current Liabilities..............................    238.1       251.3
Long-Term Debt..............................................    220.8       265.1
Other Liabilities...........................................    150.2        64.3
                                                               ------      ------
     Total Liabilities......................................    609.1       580.7
Commitments and Contingencies
Shareholders' Equity:
  Common Stock, par value $1 per share, Authorized 100.0
     shares:
     22.4 shares issued and outstanding in 2002 (22.2 in
      2001).................................................     22.4        22.2
  Additional Paid-in Capital................................    410.2       424.4
  Accumulated Deficit.......................................     (9.5)      (12.5)
  Accumulated Other Comprehensive Loss......................    (93.1)      (46.6)
                                                               ------      ------
     Total Shareholders' Equity.............................    330.0       387.5
                                                               ------      ------
     Total Liabilities and Shareholders' Equity.............   $939.1      $968.2
                                                               ======      ======

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                (IN MILLIONS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Sales.......................................................  $939.4   $920.8   $941.2
Cost of Goods Sold..........................................   670.7    666.8    691.6
Selling and Administration..................................   212.8    197.0    172.0
Amortization of Intangibles.................................     4.4     10.7      5.9
Research and Development....................................    23.0     25.4     17.1
Equity in (Earnings) of Affiliated Companies................    (6.4)    (3.3)    (7.8)
Special Items:
  Impairment Charge.........................................      --       --     31.0
  Restructuring.............................................     7.6      1.5     34.0
  Other (Gains) and Losses..................................      --      1.0     (8.1)
                                                              ------   ------   ------
  Income From Continuing Operations Before Interest, Taxes
     and Cumulative Effect of Accounting Change.............    27.3     21.7      5.5
Interest Expense............................................    16.9     18.4     13.8
Interest Income.............................................     0.9      0.7      0.8
                                                              ------   ------   ------
  Income (Loss) From Continuing Operations Before Taxes and
     Cumulative Effect of Accounting Change.................    11.3      4.0     (7.5)
Income Tax Expense (Benefit)................................     3.5      2.2     (8.0)
                                                              ------   ------   ------
  Income From Continuing Operations Before Cumulative Effect
     of Accounting Change...................................     7.8      1.8      0.5
Loss from Discontinued Operations (net of tax benefit of
  $0.4 and $1.4, respectively)..............................    (3.3)    (2.9)      --
Loss on Sale of DanChem (net of tax benefit of $0.9)........    (1.5)      --       --
Cumulative Effect of Accounting Change (net of tax benefit
  of $0.2)..................................................      --     (0.2)      --
                                                              ------   ------   ------
  Net Income (Loss).........................................  $  3.0   $ (1.3)  $  0.5
                                                              ======   ======   ======
Net Income (Loss) Per Common Share -- Basic:
  Continuing Operations Before Cumulative Effect............  $ 0.35   $ 0.08   $ 0.02
  Loss From Discontinued Operations.........................   (0.15)   (0.13)      --
  Loss on Sale of DanChem...................................   (0.07)      --       --
  Cumulative Effect of Accounting Change....................      --    (0.01)      --
                                                              ------   ------   ------
  Basic Net Income (Loss) Per Common Share..................  $ 0.13   $(0.06)  $ 0.02
                                                              ======   ======   ======
Net Income (Loss) Per Common Share -- Diluted:
  Continuing Operations Before Cumulative Effect............  $ 0.35   $ 0.08   $ 0.02
  Loss From Discontinued Operations.........................   (0.15)   (0.13)      --
  Loss on Sale of DanChem...................................   (0.07)      --       --
  Cumulative Effect of Accounting Change....................      --    (0.01)      --
                                                              ------   ------   ------
  Diluted Net Income (Loss) Per Common Share................  $ 0.13   $(0.06)  $ 0.02
                                                              ======   ======   ======
Weighted Average Common Stock Outstanding -- Basic..........    22.5     22.3     22.3
Weighted Average Common Stock Outstanding -- Diluted........    22.6     22.4     22.3

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001     2000
                                                              -------   ------   -------
                                                                   ($ IN MILLIONS)
OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $   3.0   $ (1.3)  $   0.5
Adjustments to Reconcile Net Income (Loss) to Net Cash and
  Cash Equivalents Provided by Operating Activities, Net of
  Businesses Acquired:
  Loss from Discontinued Operations.........................      3.3      2.9        --
  Loss on Sale of DanChem...................................      1.5       --        --
  Equity in Earnings of Affiliates..........................     (6.4)    (3.3)     (7.8)
  Depreciation..............................................     52.3     50.6      49.8
  Amortization of Intangibles...............................      4.4     10.7       5.9
  Deferred Taxes............................................     (1.4)     4.4     (17.6)
  Deferred Income...........................................       --       --     (11.4)
  Impairment Charge.........................................       --       --      31.0
  Restructuring.............................................      7.6      1.5      34.0
  Restructuring Payments....................................     (6.6)   (14.5)     (1.3)
  Other (Gains) and Losses..................................       --      1.0      (8.1)
  Change in Assets and Liabilities, Net of Purchases and
    Sale of Businesses:
    Sale of Accounts Receivable.............................     33.5       --        --
    Receivables.............................................     23.0     51.8       7.9
    Inventories.............................................     (7.6)    30.7       1.7
    Other Current Assets....................................      0.4     (0.3)     (1.3)
    Accounts Payable and Accrued Liabilities................     12.9    (44.0)    (12.0)
    Noncurrent Liabilities..................................     (1.5)    (0.9)      0.5
Other Operating Activities..................................      2.9      3.0       3.1
                                                              -------   ------   -------
  Net Operating Activities from Continuing Operations.......    121.3     92.3      74.9
Change in Net Assets Held for Sale..........................     (4.5)    (2.7)      4.8
                                                              -------   ------   -------
  Net Operating Activities..................................    116.8     89.6      79.7
                                                              -------   ------   -------
INVESTING ACTIVITIES:
Capital Expenditures........................................    (34.8)   (44.9)    (62.0)
Businesses Acquired in Purchase Transactions, Net of Cash
  Acquired..................................................       --     (2.9)   (178.4)
Proceeds from Sales of Land.................................      2.3       --        --
Proceeds from Sale of Business..............................     25.0       --      21.1
Disposition of Property, Plant and Equipment................       --       --       6.3
Investments and Advances -- Affiliated Companies at
  Equity....................................................       --       --      (3.4)
Other Investing Activities..................................      0.4      0.1      (0.6)
                                                              -------   ------   -------
  Net Investing Activities..................................     (7.1)   (47.7)   (217.0)
                                                              -------   ------   -------
FINANCING ACTIVITIES:
Long-Term Debt Borrowings (Repayments), net.................    (69.7)   (55.3)     98.7
Short-Term Borrowings (Repayments), net.....................   (227.3)    15.7      72.4
Issuance of Unsecured Senior Notes..........................    211.0       --        --
Dividends Paid..............................................    (17.9)   (17.7)    (17.8)
Purchases of Arch Common Stock..............................       --       --      (9.5)
Other Financing Activities..................................      0.9      2.0       0.4
                                                              -------   ------   -------
  Net Financing Activities..................................   (103.0)   (55.3)    144.2
                                                              -------   ------   -------
  Effect of Exchange Rate Changes on Cash and Cash
    Equivalents.............................................      1.5     (1.7)      0.1
                                                              -------   ------   -------
  Net Increase (Decrease) in Cash and Cash Equivalents......      8.2    (15.1)      7.0
Cash and Cash Equivalents, Beginning of Year................      4.0     19.1      12.1
                                                              -------   ------   -------
Cash and Cash Equivalents, End of Year......................  $  12.2   $  4.0   $  19.1
                                                              =======   ======   =======
CASH PAID DURING THE YEAR FOR:
  Income Taxes (Refunds), net...............................  $  (1.3)  $  3.1   $   8.2
  Interest..................................................  $  15.1   $ 25.2   $  13.5

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  RETAINED      ACCUMULATED
                                   COMMON STOCK    ADDITIONAL     EARNINGS         OTHER           TOTAL
                                  --------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                  SHARE   AMOUNT    CAPITAL       DEFICIT)         LOSS           EQUITY       INCOME(LOSS)
                                  -----   ------   ----------   ------------   -------------   -------------   -------------
                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1999....  22.6    $22.6      $431.9        $ 23.8         $(26.5)         $451.8          $   --
Net Income......................    --       --          --           0.5             --             0.5             0.5
Foreign Currency Translation
  Adjustments...................    --       --          --            --           (5.6)           (5.6)           (5.6)
Stock Options Exercised.........    --       --         0.4            --             --             0.4              --
Stock Repurchase................  (0.5)    (0.5)       (9.0)           --             --            (9.5)             --
Cash Dividends ($0.80 per share
  in 2000)......................    --       --          --         (17.8)            --           (17.8)             --
                                  ----    -----      ------        ------         ------          ------          ------
Balance at December 31, 2000....  22.1     22.1       423.3           6.5          (32.1)          419.8            (5.1)
                                                                                                                  ======
Net Loss........................    --       --          --          (1.3)            --            (1.3)           (1.3)
Foreign Currency Translation
  Adjustments...................    --       --          --            --          (13.6)          (13.6)          (13.6)
Minimum Pension Liability
  Adjustment, net of taxes of
  $0.5..........................    --       --          --            --           (0.9)           (0.9)           (0.9)
Stock Options Exercised.........   0.1      0.1         1.1            --             --             1.2              --
Cash Dividends ($0.80 per share
  in 2001)......................    --       --          --         (17.7)            --           (17.7)             --
                                  ----    -----      ------        ------         ------          ------          ------
Balance at December 31, 2001....  22.2     22.2       424.4         (12.5)         (46.6)          387.5           (15.8)
                                                                                                                  ======
Net Income......................    --       --          --           3.0             --             3.0             3.0
Foreign Currency Translation
  Adjustments...................    --       --          --            --           13.6            13.6            13.6
Change in Fair Market Value of
  Derivatives...................    --       --          --            --            0.3             0.3             0.3
Minimum Pension Liability
  Adjustment, net of taxes of
  $29.0.........................    --       --          --            --          (60.4)          (60.4)          (60.4)
Tax Benefit on Stock Options....    --       --         0.2            --             --             0.2              --
Stock Options Exercised.........   0.2      0.2         3.5            --             --             3.7              --
Cash Dividends ($0.80 per share
  in 2002)......................    --       --       (17.9)           --             --           (17.9)             --
                                  ----    -----      ------        ------         ------          ------          ------
Balance at December 31, 2002....  22.4    $22.4      $410.2        $ (9.5)        $(93.1)         $330.0          $(43.5)
                                  ====    =====      ======        ======         ======          ======          ======

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF ARCH CHEMICALS, INC.

     Arch Chemicals, Inc. ("Arch" or the "Company") was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation ("Olin") for the purpose of effecting the distribution of Olin's Specialty Chemical Businesses ("Distribution") to the shareholders of Olin. The Company is a specialty chemicals manufacturer, which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and semiconductor industries. The principal businesses in which the Company competes are microelectronic materials, treatment products, performance products and other specialty products. The treatment products segment includes three reportable business units: the HTH water products, the personal care and industrial biocides products and the wood protection and industrial coatings products businesses.

     Prior to the Distribution, the Company operated the Specialty Chemicals Division of Olin. The Company has organized its segments around differences in products and services, which is how the Company manages its businesses.

     Microelectronic materials are used in creating integrated circuits and chips for advanced electronics. The Company and FUJIFILM Arch, its joint venture with Fuji Photo Film, manufactures and supplies a wide range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world. Its products and services include photopolymers, thin film systems, formulated products, chemical management services, and chemical mechanical planarization products ("CMP") through Planar Solutions LLC, a joint venture with Wacker Silicones Corporation.

     Treatment products manufactures and sells water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products. HTH water products produces chemicals for the sanitization and treatment of residential pool and commercial pool and spa water, and the purification of potable water. Consumer brands include HTH(R), Sock It(R), Super Sock It(R), Duration(R), POOLIFE(TM), and Pace(R). The personal care and industrial biocides business manufactures biocides that control growth of micro-organisms. It markets products such as Zinc Omadine(R), the most widely used antidandruff agent in the world, as well as actives and functional products sold primarily to manufacturers of skin care and hair care products. The Company's industrial biocides are used in mildew-resistant paints, coatings and lubricants. The Company's wood protection business sells wood treatment chemicals solutions that enhance the properties of wood. Its industrial wood preservatives and fire retardants are sold under the brand names Wolmanized(R), Thompsonized(R), Tanalised(R), Vacsol(R), Resistol(R) and Dricon(R). The Company's industrial coatings business manufactures a wide range of coatings for a variety of wood applications, which are industrial or consumer applied products for the surface decoration and protection of wood. These products are sold under brand names such as Sayerlack(R) and Linea Blu(R).

     Performance products manufacture a variety of specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam. The business also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze.

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

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Olin and the Company entered into a Tax Sharing Agreement that provides that Olin is responsible for the Federal tax liability of the Company for each year that the Company and its subsidiaries were included in Olin's consolidated Federal income tax return, and for state, local and foreign taxes of the Company and its subsidiaries attributable to periods prior to the Distribution, in each case, including tax subsequently assessed pursuant to the audit of, or other adjustment to, previously filed tax returns.

     Olin and the Company entered into a Chlor-Alkali Supply Agreement that provides for the supply by Olin of chlorine and caustic soda. Under the terms of the agreement, Olin will supply chlorine and caustic soda for a five-year period ending in 2003, with extensions unless cancelled on two years' prior notice by either party. Purchases of electrochemical units of chlorine and caustic soda are at a fixed price. The Company has notified Olin of its intention to terminate its agreement effective December 31, 2003.

BASIS OF PRESENTATION

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

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements requires estimates and assumptions that affect amounts reported and disclosed in the Consolidated Financial Statements and related Notes. Estimates are used when accounting for allowance for uncollectable accounts receivable, inventory obsolescence, valuation of discontinued operations, depreciation and amortization, employee benefit plans, taxes, impairment of assets, environmental and legal liabilities and contingencies, among others. Actual results could differ from those estimates.

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

ASSETS HELD FOR SALE

     The Company has accounted for the organics division, acquired in connection with the acquisition of Hickson International PLC ("Hickson"), in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold" through August 31, 2001 and since then, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") and EITF NO. 90-6, "Accounting For Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to be Sold" ("EITF 90-6"). As such, the fair value of the net assets of this division had previously been reported as a net amount classified as Assets Held for Sale in the Company's Consolidated Balance Sheet.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The Company adopted Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extended the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. In accordance with the transition provisions in paragraphs 50 and 51 of SFAS 144, the Company continued to account for these assets held for sale in accordance with APB 30 and EITF 90-6. As of December 31, 2002, the transition provisions no longer applied, and the Company has accounted for the assets held for sale in accordance with SFAS 144. The Company has presented separately, the assets and liabilities of the discontinued operations on the face of the consolidated financial statements and has reclassified prior-year amounts in order to conform to the current year presentation.

     The Company continues to actively work on completing the sale of this business during 2003. However, due to the current poor market conditions, it is possible that they may not be sold. If the sale does not occur and if the Company does not continue to meet all of the requirements of SFAS 144, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations, which could have a material effect on the Company's continuing cash flows and results of continuing operations but which will have no impact on cash flows and results of operations of the total Company.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis principally over the following estimated useful lives:

Improvements to land........................................  5 to 20 years
Building and building equipment.............................  5 to 40 years
Machinery and equipment.....................................  3 to 12 years

     Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.

GOODWILL

     Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the respective net assets.

     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company tests goodwill for impairment as of January 1 of each year and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.

     Prior to January 1, 2002, goodwill was amortized over periods ranging from 20 to 30 years on a straight-line basis.

OTHER INTANGIBLES

     Other intangibles consist primarily of patents, trademarks, non-compete agreements, customer relationships and various technology licensing agreements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     In accordance with SFAS 142, intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values in proportion to the economic benefits consumed, principally over 2 to 30 years and generally on a straight-line basis. Intangible assets with an indefinite life are reviewed at least annually for impairment in accordance with SFAS 142.

     Prior to January 1, 2002, all intangible assets were amortized on a straight-line basis, principally over 2 to 30 years.

SECURITIZATIONS AND TRANSFERS OF FINANCIAL INSTRUMENTS

     The Company may sell trade accounts or notes receivables with or without recourse in the normal course of business. In accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), the Company's sale of receivables associated with its accounts receivable securitization program is removed from the consolidated balance sheet at the time of sale. Sales and transfers that do not meet the criteria for surrender of control would be accounted for as secured borrowings. The value assigned to the undivided interest retained in securitized trade receivables is the allocated carrying amount based on the relative fair values of the interests retained and sold in the securitization, and is classified as a Short-Term Investment on the accompanying Consolidated Balance Sheet.

LONG-LIVED ASSETS

     The impairment of tangible assets other than goodwill and other intangible assets is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under SFAS 144, which the Company adopted effective January 1, 2002, a determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Asset impairment losses are measured as the excess of the carrying value over the estimated fair value of such assets.

     Prior to January 1, 2002, the impairment of tangible and intangible assets was assessed when changes in circumstances indicated that their carrying value may not be recoverable, in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A determination of impairment, if any, was made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Asset impairment losses were measured as the excess of the carrying value over the estimated fair value of such assets. In accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also periodically reviewed the future period over which the benefit of goodwill would be received. Any impairment was based on the undiscounted value of future cash flows.

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

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's borrowings under its credit facilities approximate book value due to their floating rate interest rate terms. The fair value of the Company's senior notes is estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company's interest rate swaps is based upon prevailing market values for similar instruments. The fair values of currency forward and option contracts, if any, are estimated based on quoted market prices for contracts with similar terms.

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

     Sales and operating income for the year ended December 31, 2000 include $11.4 related to the amortization of the deferred income under a supply agreement with BASF, which expired on December 31, 2000.

SHIPPING AND HANDLING COSTS

     Shipping and handling fees billed to customers are included in Sales and shipping and handling costs are included in Cost of Goods Sold in the accompanying Consolidated Statements of Income.

U.S. GOVERNMENT CONTRACTS

     In April 2001, the Company agreed to a new contract with the United States Department of the Air Force to supply hydrazine-based propellant. It is a three-year contract with two one-year renewal options, effective March 1, 2001. The contract principally consists of a fixed-price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound of product, adjusted annually for agreed-upon cost escalations.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     In 2002, 2001 and 2000, the Company's other specialty products segment sales include $26.4, $26.8 and $13.9, respectively, related to this agreement.

FOREIGN CURRENCY TRANSLATION

     Foreign affiliates generally use their local currency as their functional currency. Accordingly, foreign affiliate balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement and cash flow amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in the Accumulated Other Comprehensive Loss component of shareholders' equity. Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the accompanying Consolidated Statements of Income.

STOCK OPTIONS

     The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As allowed under SFAS No. 123, the Company has chosen to account for stock-based compensation cost using the intrinsic value method, in accordance with APB No. 25, "Accounting for Stock Issued to Employees." Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, is disclosed in Note 16. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (see Note 16).

INCOME TAXES

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates, which are expected to apply to taxable income when the temporary differences are expected to reverse. Prior to the Distribution, the Company's operations were included in the U.S. federal consolidated tax returns of Olin.

EARNINGS PER COMMON SHARE

     All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised.

     The reconciliation between basic and diluted shares outstanding for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Basic.......................................................  22.5   22.3   22.3
Common equivalent shares from stock options using the
  treasury stock method.....................................   0.1    0.1     --
                                                              ----   ----   ----
Diluted.....................................................  22.6   22.4   22.3
                                                              ====   ====   ====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Stock options of approximately 1,300,000 and approximately 1,100,000 with exercise prices greater than the average market price of the Company's common stock are not included in the computation of diluted earnings per share for the years ended December 31, 2002 and 2001, respectively.

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

EMPLOYEE BENEFIT PLANS

     Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses are recognized as incurred. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable. The Company's policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the relevant regulatory requirements governing such plans.

BUSINESS AND CREDIT CONCENTRATIONS

     Sales of the Company's microelectronic materials products are dependent upon the economic conditions of the semiconductor industry. Changes in this industry may significantly affect management's estimates of current and future operating results.

     A significant portion of sales of the treatment products segment (approximately 23%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company's 2002 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the respective segment if such customer was not replaced.

     Sales of the HTH water products segment are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% -- 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. In addition, in 2002 the HTH water products segment changed its distribution strategy from utilizing distributors to directly shipping to retail channels, which has made the HTH water product sales even more concentrated in the second and third quarters.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

2.  ACCOUNTS RECEIVABLES/SHORT-TERM INVESTMENT

     Accounts receivable at December 31, 2002 and 2001 include the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              2002     2001
                                                              -----   ------
Accounts receivable, trade..................................  $80.0   $148.5
Accounts receivable, other..................................   19.9     22.4
                                                              -----   ------
                                                               99.9    170.9
Less allowance for doubtful accounts........................   (4.4)    (8.3)
                                                              -----   ------
Accounts receivable, net....................................  $95.5   $162.6
                                                              =====   ======

     Changes in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                              2002    2001    2000
                                                              -----   -----   -----
Beginning balance...........................................  $(8.3)  $(9.3)  $(5.7)
Provision for doubtful accounts.............................   (2.8)   (1.6)   (0.4)
Bad debt write-offs, net of recoveries......................    3.7     2.6     0.1
Acquisitions................................................     --      --    (3.3)
Foreign exchange and other..................................   (0.7)     --      --
Reclassification to short-term investment...................    3.7      --      --
                                                              -----   -----   -----
Ending balance..............................................  $(4.4)  $(8.3)  $(9.3)
                                                              =====   =====   =====

     In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0. Such agreement is renewable annually. The Company has agreed to provide servicing for accounts receivable collections. The proceeds from the sale of participation interests under this arrangement are subject to change based on the level of eligible receivables. The accounts receivable sold have been reflected as a sale of accounts receivable in accordance with SFAS 140.

     As of December 31, 2002, the Company had sold $33.5 of participation interests in $55.1 of accounts receivable. The fair value of the retained undivided interest of $17.9 is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Consolidated Balance Sheet. The proceeds of the sales were used to reduce borrowings. The costs of the program, including certain one-time fees, for the year ended December 31, 2002 of $1.6, are included in Selling and Administration expenses in the accompanying Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR rate plus 0.45% (2.2% in 2002). Fair value of the retained undivided interest has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

3.  INVENTORIES

     Inventories at December 31, 2002 and 2001 include the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Raw materials and supplies..................................  $ 47.1   $ 43.3
Work-in-progress............................................    17.9     24.6
Finished goods..............................................   124.9    111.8
                                                              ------   ------
Inventories, gross..........................................   189.9    179.7
LIFO reserves...............................................   (44.3)   (48.6)
                                                              ------   ------
Inventories, net............................................  $145.6   $131.1
                                                              ======   ======

     Inventory valued using the LIFO method comprised approximately 50% of the total inventory at December 31, 2002 and 2001. Gross inventory values approximate replacement cost.

     During 2001, inventory level reductions resulted in a liquidation of LIFO inventory layers carried at lower costs, which prevailed in prior years. The effect of the liquidations was to decrease cost of goods sold by approximately $5.0 for the year ended December 31, 2001.

4.  OTHER CURRENT ASSETS

     Other current assets at December 31, 2002 and 2001 include the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Deferred income taxes.......................................  $24.4   $16.5
Other.......................................................    8.8     9.1
                                                              -----   -----
Other current assets........................................  $33.2   $25.6
                                                              =====   =====

5.  ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

ACCOUNTING TREATMENT

     Assets held for sale were acquired in August 2000 in conjunction with the Company's acquisition of Hickson International PLC ("Hickson") (see Note 19) and include the Hickson organics division and certain land. The Company's intention at the acquisition date was to divest of the organics division within twelve months of acquisition. Accordingly, the Company accounted for the organics division in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold." The Company continued to actively work on completing the sale of these assets, but due to poor market conditions the Company was not able to sell these assets within a one-year period after acquisition. Therefore, effective September 1, 2001, the Company was required to discontinue its initial accounting and begin reporting the results of this division as a discontinued operation in accordance with APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF No. 90-6, "Accounting For Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit To Be Sold."

     The Company adopted SFAS 144, effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. In accordance with the transition provisions in paragraphs 50 and 51 of SFAS 144,

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
the Company continued to account for these assets held for sale in accordance with APB 30 and EITF 90-6. As of December 31, 2002, the transition provisions no longer applied, and the Company has accounted for the assets held for sale in accordance with SFAS 144. The Company has presented separately, the assets and liabilities of the discontinued operations on the face of consolidated financial statements and has reclassed prior-year amounts in order to conform with the current year presentation.

     The valuation of the Hickson organics division at the acquisition date included an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period. Net earnings (losses) of the Hickson organics division from the acquisition date through August 31, 2001 were not included in the Consolidated Statements of Income, but were recorded as an adjustment to the net asset value in accordance with EITF 87-11. Beginning September 1, 2001, results of operations of the organics division are included in loss from discontinued operations, net of tax on the accompanying Consolidated Statements of Income and include an allocation of interest expense.

     The Hickson organics business has been valued on the accompanying Consolidated Balance Sheets at its estimated net selling price. The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements and could result in future gains or losses from discontinued operations or from disposal of this business. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company's ability to dispose of the business within the time, price and manner originally estimated, the retention of key customers during the divestiture period and environmental matters.

     The Company continues to actively work on completing the sale of this business during 2003. However, due to the current poor market conditions, it is possible that it may not be sold. If the sale does not occur and if the Company does not continue to meet all of the requirements of SFAS 144, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations. As a result, the results of operations, cash flows and balance sheet information of the organics division would be included in all applicable line items of the Company's consolidated financial statements rather than the current treatment.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

BALANCE SHEET

     Assets held for sale at December 31, 2002 and 2001 include the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Assets of Hickson organics Castleford business..............  $31.6   $36.7
Assets of Hickson organics DanChem business.................     --    29.0
Land........................................................    4.0     4.0
                                                              -----   -----
     Assets held for sale...................................   35.6    69.7
Liabilities of Hickson organics Castleford business.........   12.9    13.8
Liabilities of Hickson organics DanChem business............     --     2.4
                                                              -----   -----
     Liabilities associated with assets held for sale.......   12.9    16.2
Net assets held for sale....................................  $22.7   $53.5
                                                              =====   =====

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia, which was part of the Hickson organics division, for approximately $25 and recorded a loss on the disposal of $1.5, net of a tax benefit of $0.9. Proceeds from the sale of these assets have been used to pay down debt.

     The major classes of assets and liabilities classified as assets held for sale of the remaining Hickson organics business based in Castleford at December 31, 2002 and 2001 are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Accounts receivable, net....................................  $ 8.7   $ 5.8
Inventory...................................................   12.0    16.4
Property, plant and equipment, net..........................   10.9    14.5
                                                              -----   -----
     Total assets associated with assets held for sale......   31.6    36.7
Accounts payable and accrued liabilities....................   12.8    12.3
Other liabilities...........................................    0.1     1.5
                                                              -----   -----
     Total liabilities associated with assets held for
      sale..................................................   12.9    13.8
Net assets held for sale of the Hickson organics Castleford
  business..................................................  $18.7   $22.9
                                                              =====   =====

     During 2001, the value assigned at the acquisition date to certain land included in assets held for sale was reduced by $6.6 and the value assigned at the acquisition date to the organics division was reduced by $18.8 and goodwill was adjusted accordingly. See also Note 19 for additional information.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     The Company accounted for the Hickson organics division in accordance with EITF 87-11 for the first 12 months after the August 2000 acquisition date. Operating results of these operations were charged against the related reserve included in Assets Held For Sale as of the acquisition date. Beginning September 1, 2001, results of operations of the Hickson organics division are included in Loss From Discontinued Operations, net of tax on the accompanying Consolidated Statements of Income and include an allocation of interest expense.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

Loss From Discontinued Operations for the year ended December 31, 2002 and the four months ended December 31, 2001 includes the following:

                                                                             FOUR MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Sales -- Castleford business................................     $59.0          $15.1
Sales -- DanChem business...................................       2.9            5.7
                                                                 -----          -----
     Total sales of discontinued operations.................     $61.9          $20.8
                                                                 =====          =====
Earnings (loss) before interest and taxes -- Castleford.....     $ 0.1          $(3.1)
Earnings (loss) before interest and taxes -- DanChem........       0.1            1.4
Restructuring charge -- Castleford..........................      (1.9)          (1.8)
Interest expense allocated -- Castleford....................      (1.8)          (0.5)
Interest expense allocated -- DanChem.......................      (0.2)          (0.3)
Tax benefit.................................................       0.4            1.4
                                                                 -----          -----
     Loss from discontinued operations......................     $(3.3)         $(2.9)
                                                                 =====          =====

     Valuation reserves are established for capital spending that the Company does not expect to be able to recover upon sale of the business based upon current market conditions.

     Operating results for the year ended December 31, 2002 include a $1.9 restructuring charge, which related to headcount reductions of approximately 40 employees, of whom substantially all have been terminated as of December 31, 2002. Operating results for the four months ended December 31, 2001 include a $1.8 restructuring charge, which related primarily to headcount reductions of approximately 45 employees, all of whom have been terminated as of December 31, 2002.

     The results of operations associated with these assets held for sale and interest allocated to these assets, which are not included on the accompanying Consolidated Statements of Income are as follows:

                                                              EIGHT MONTHS   FOUR MONTHS
                                                                 ENDED          ENDED
                                                               AUGUST 31,    DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Earnings (loss) before interest and taxes...................     $ 3.8          $(3.5)
Interest expense allocated..................................      (3.8)          (2.1)

     Cash used by the operations of assets held for sale was $4.5 and $2.7 for the years ended December 31, 2002 and 2001, respectively. The increase in 2002 was due to the funding of restructuring initiatives of $3.5 at the Hickson organics Castleford business and the absence of the cash generated by the Hickson organics DanChem business which was sold in March 2002.

6.  INVESTMENTS AND ADVANCES -- AFFILIATED COMPANIES AT EQUITY

     The Company's investments and advances to affiliated companies at December 31, 2002 include its 49% investment in FUJIFILM Arch, its 50% investment in Planar Solutions LLC ("Planar"), its 50% investment in Nordesclor S.A., its 50% investment in Aquachlor (Pty) Ltd., and its 49% investment in Koppers Arch. FUJIFILM Arch is located in Japan and manufactures photoresists. Planar produces and markets chemical mechanical planarization slurry products, and is located in the United States of America. Nordesclor produces and packages calcium hypochlorite, and is located in Brazil. Aquachlor produces and packages calcium

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
hypochlorite, and is located in South Africa. Koppers manufactures CCA based wood preservatives, and is located in Australia.

     In 2000, the Company formed the Planar joint venture with Wacker Silicones Corporation and contributed cash of approximately $3.4 and intellectual property to the venture (See Note 19). As of December 31, 2002, the Company has agreed to guarantee up to $8.5 of Planar borrowings of which $5.7 was outstanding.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated accumulated deficit at December 31, 2002 was $8.3. During the years ended December 31, 2002, 2001 and 2000, distributions of $3.3, $4.8 and $4.8 respectively, were received from joint ventures.

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2002 and 2001 include the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Land and improvements to land...............................  $  34.5   $  33.4
Buildings and building equipment............................    151.1     143.1
Machinery and equipment.....................................    739.7     698.9
Leasehold improvements......................................      7.4       6.2
Construction-in-progress....................................     21.5      37.8
                                                              -------   -------
Property, plant and equipment...............................    954.2     919.4
Less accumulated depreciation...............................   (634.3)   (587.0)
                                                              -------   -------
Property, plant and equipment, net..........................  $ 319.9   $ 332.4
                                                              =======   =======

     Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $28.7, $32.2 and $32.7 in 2002, 2001 and 2000, respectively.

8.  GOODWILL AND OTHER INTANGIBLES

ADOPTION OF SFAS 142

     As of January 1, 2002, the Company adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The application of the non-amortization provisions of SFAS 142 resulted in a decrease in amortization of goodwill and other intangibles in the year ended December 31, 2002 of $6.2. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS 144. The application of this provision of SFAS 142 did not have a material effect on the Company's results of operations.

     The Company is required to test goodwill and other intangible assets with indefinite lives for impairment at least annually and upon adoption of SFAS 142. The first step of the transitional goodwill impairment assessment is a comparison of the carrying amount of the reporting units to the corresponding fair value of those units. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. The initial test for goodwill impairment was completed during the second quarter. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results. The fair market values of the reporting units in all cases exceeded the carrying value of those units, including the allocation of certain

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
corporate assets and liabilities, and therefore, no impairment has been recorded related to the Company's goodwill balances.

GOODWILL

     The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

                                                                            WOOD
                                                             PERSONAL    PROTECTION
                                                   HTH       CARE AND       AND
                              MICROELECTRONICS    WATER     INDUSTRIAL   INDUSTRIAL     TOTAL     PERFORMANCE
                                 MATERIALS       PRODUCTS    BIOCIDES     COATINGS    TREATMENT    PRODUCTS     TOTAL
                              ----------------   --------   ----------   ----------   ---------   -----------   ------
Balance, December 31,
  2000......................       $28.5          $ 2.3       $32.5        $104.9      $139.7        $ 4.6      $172.8
Acquisition.................          --             --          --           3.3         3.3           --         3.3
Amortization................        (1.7)          (0.1)       (1.6)         (3.3)       (5.0)        (0.2)       (6.9)
Post acquisition
  adjustment................          --             --          --         (36.2)      (36.2)          --       (36.2)
Other.......................          --             --        (0.6)         (0.8)       (1.4)          --        (1.4)
                                   -----          -----       -----        ------      ------        -----      ------
Balance, December 31,
  2001......................        26.8            2.2        30.3          67.9       100.4          4.4       131.6
Post acquisition
  adjustment................          --             --          --           3.6         3.6           --         3.6
Other.......................          --             --          --           0.7         0.7           --         0.7
                                   -----          -----       -----        ------      ------        -----      ------
Balance, December 31,
  2002......................       $26.8          $ 2.2       $30.3        $ 72.2      $104.7        $ 4.4      $135.9
                                   =====          =====       =====        ======      ======        =====      ======

     Included in net goodwill is $32.6 of accumulated amortization at December 31, 2002 and 2001.

     In 2002, in accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," the Company recorded a deferred tax liability and corresponding $3.6 adjustment to goodwill as a result of its analysis of the tax basis of the DanChem assets acquired in the Company's acquisition of Hickson.

     During 2001, the determination of the Hickson fair values based upon final appraisal was completed and resulted in a reduction of the initial goodwill by $36.2 (See Note 19).

     During 2001, the Company acquired the assets of Walker Brothers and Butler Mabbutt & Wrighton and the Industrial Division of Humbrol Limited and recorded total goodwill of $3.3 (See Note 19).

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

OTHER INTANGIBLES

     The gross carrying amount and accumulated amortization for other intangible assets as of December 31, 2002 and 2001 are as follows:

                                   DECEMBER 31, 2002                    DECEMBER 31, 2001
                           ----------------------------------   ----------------------------------
                            GROSS                      NET       GROSS                      NET
                           CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                            AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                           --------   ------------   --------   --------   ------------   --------
Patents..................   $ 6.7        $ 6.5        $ 0.2      $ 6.6        $ 5.5        $ 1.1
Technology...............    11.7         11.7           --       11.7         10.3          1.4
Customer lists...........    23.8          2.2         21.6       23.8          0.6         23.2
Other....................    20.8         10.0         10.8       16.7          9.1          7.6
                            -----        -----        -----      -----        -----        -----
Total amortizable other
  intangibles............    63.0         30.4         32.6       58.8         25.5         33.3
Trademarks...............    31.5          0.4         31.1       31.5          0.4         31.1
                            -----        -----        -----      -----        -----        -----
Total non-amortizable
  other intangibles......    31.5          0.4         31.1       31.5          0.4         31.1
                            -----        -----        -----      -----        -----        -----
Total other
  intangibles............   $94.5        $30.8        $63.7      $90.3        $25.9        $64.4
                            =====        =====        =====      =====        =====        =====

     The Company recorded an intangible asset of $2.8 related to the Company's minimum pension liability adjustment in 2002. In addition, the Company recorded $2.3 of deferred financing fees related to the March 2002 renewal of the Company's credit facilities and its issuance of senior notes.

AMORTIZATION

     Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $4.4, $10.7 and $5.9, respectively. Estimated amortization expense for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $2.4, $2.0, $2.0,
$2.0 and $2.0, respectively.

     In accordance with SFAS 142, prior period amounts have not been restated. A reconciliation of reported net income (loss) and diluted earnings (loss) per share for the years ended December 31, 2001 and 2000 to net income (loss) and diluted earnings (loss) per share as adjusted for the elimination of the amortization of goodwill and certain other intangible assets, net of the related income tax effect, are as follows:

                                                   YEAR ENDED               YEAR ENDED
                                               DECEMBER 31, 2001         DECEMBER 31, 2000
                                            ------------------------   ---------------------
                                             NET         DILUTED                  DILUTED
                                            INCOME   EARNINGS (LOSS)    NET       EARNINGS
                                            (LOSS)      PER SHARE      INCOME    PER SHARE
                                            ------   ---------------   ------   ------------
As reported...............................  $(1.3)       $(0.06)        $0.5       $0.02
Amortization of goodwill and intangibles,
  net of tax..............................    5.6          0.25          2.5        0.11
                                            -----        ------         ----       -----
Adjusted net income.......................  $ 4.3        $ 0.19         $3.0       $0.13
                                            =====        ======         ====       =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

9.  OTHER ASSETS

     Included in other assets at December 31, 2002 and 2001 are the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Deferred taxes..............................................  $38.5   $15.0
Other.......................................................   12.6     4.6
                                                              -----   -----
Other assets................................................  $51.1   $19.6
                                                              =====   =====

10.  ACCRUED LIABILITIES

     Included in accrued liabilities at December 31, 2002 and 2001 are the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Accrued compensation........................................  $17.7   $11.9
Accrued litigation..........................................    8.7    14.5
Restructuring reserves (See Note 21)........................    7.5     7.4
Environmental reserves......................................    4.5     4.1
Other.......................................................   50.3    47.4
                                                              -----   -----
Accrued liabilities.........................................  $88.7   $85.3
                                                              =====   =====

11.  DEBT

     Included in short-term borrowings and long-term debt at December 31, 2002 and 2001 are the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Unsecured senior notes......................................  $217.8   $   --
Five-year credit facility...................................      --     70.0
364-day credit facility.....................................      --       --
Acquisition credit facility.................................      --    216.1
Uncommitted short-term lines of credit......................      --     10.0
Other borrowings............................................     5.4      7.5
                                                              ------   ------
Total debt..................................................   223.2    303.6
Less: short-term borrowings.................................    (2.4)   (38.5)
                                                              ------   ------
Long-term debt..............................................  $220.8   $265.1
                                                              ======   ======

SENIOR NOTES

     In March 2002, the Company issued $211.0 of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 are due in March 2007 and the Series B notes of $62.0 are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements.

     In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
interest based on six-month LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates, for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $6.8 and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the senior notes. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

     The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock to $65.0 less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002 ($52.6 at December 31, 2002). In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%. Proceeds from the issuance of these notes have been used to pay down debt, including the credit facility used to acquire Hickson ("Acquisition Facility").

CREDIT FACILITIES

     At December 31, 2002, the Company had two credit facility agreements. These included an unsecured $125 revolving five-year credit facility ("Five-year Facility"), which expires in January 2004 and an unsecured $87.5 364-day facility ("364-day Facility"), which expired in January 2003 and was subsequently renewed (see below) (collectively the "Credit Facilities"). The Company's $225 revolving credit facility ("Acquisition Facility"), which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt, expired in March 2002.

     In January 2002, the Company renewed its existing 364-day Facility in the amount of $87.5, with an expiration date in January 2003 and amended certain prospective financial covenants of both the 364-day Facility and the Five-year Facility to reflect the seasonality of its portfolio.

     In January 2003, the Company extended the maturity date of its existing 364-day facility to June 21, 2003 and reduced the maximum amount of the facility to $65.0. In addition, a representation requirement related to ERISA plan funding was amended. In January 2003, the Company also amended its existing Five-year Facility to amend the representation requirement related to ERISA plan funding.

     As of December 31, 2002, facility fees were payable on the Credit Facilities and ranged from 0.15% to 0.30%. The Company may select various floating rate borrowing options, including but not limited to LIBOR plus 0.425% to 1.0%. The weighted average interest rate for the years ended December 31, 2002, and 2001 was 4.6% and 6.2%, respectively. At December 31, 2002 and 2001, total borrowings under the Credit Facilities and Acquisition Facility were $0 and $286.1, respectively, of which $0 and $261.1, respectively were classified as long-term. The effective interest rate, excluding fees at December 31, 2002 and 2001 was 2.3% and 3.1%, respectively.

     As of December 31, 2002, the Credit Facilities contained quarterly leverage ratio (debt/EBITDA) covenants of 3.5 and interest coverage ratio
(EBITDA/ interest) covenants of 3.0, and restricted the payment of dividends and repurchases of stock to $40 less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning December 31, 2001 ($22.1 at December 31, 2002).

     At December 31, 2002 and 2001 the Company also had approximately $0 and $20, respectively, of uncommitted short-term lines of credit available with an interest rate of 3.0%.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

OTHER BORROWINGS

     Other borrowings at December 31, 2002 and 2001 have interest rates ranging from 2% to 5%.

     At December 31, 2002, the Company had $9.6 of outstanding letters of credit and $6.3 of letters of guarantee. As of December 31, 2002, the Company has agreed to guarantee 50% or up to $8.5 of Planar Solutions' (a joint venture) borrowings ($5.7 at December 31, 2002), which is provided by the Company's joint venture partner and expires in May 2005. In addition, the Company has guaranteed $0.6 of payments on certain Planar Solutions' equipment leases, which expire in May 2004. The Company would be required to perform under the above two guarantees in the case of nonpayment by Planar Solutions.

FAIR VALUE OF LONG-TERM DEBT

     The fair value of the Company's long-term debt at December 31, 2002 was approximately $231.9. The fair value of the Company's short-term debt at December 31, 2002 approximated the book value of $2.4 due to the floating interest rate terms and the short maturity of the instruments.

12.  OTHER LIABILITIES

     Included in other non-current liabilities at December 31, 2002 and 2001 are the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               2002    2001
                                                              ------   -----
Pensions and other postretirement employee benefit
  obligations...............................................  $124.3   $35.9
Environmental reserves......................................     5.9     8.5
Other.......................................................    20.0    19.9
                                                              ------   -----
Other liabilities...........................................  $150.2   $64.3
                                                              ======   =====

     Included in pensions and other postretirement employee benefit obligations as of December 31, 2002 and 2001 are minimum pension liability adjustments of $93.6 and $1.4, respectively.

13.  DERIVATIVE FINANCIAL INSTRUMENTS

ADOPTION OF SFAS 133

     The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001.

FOREIGN CURRENCY

     The Company uses foreign currency forward sales and purchases contracts and currency options as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally the euro, British pound, Canadian dollar and Japanese yen). All of the currency derivatives expire within one year. During 2002 and 2001, the majority of the Company's foreign currency forward contracts qualified as effective cash flow hedges while the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     During 2002 and 2001, the Company recorded net gains (losses) of $1.1 and $(0.4), respectively in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges of which, $0.8 and $0.4, respectively, were subsequently reclassified into current earnings during the year. The Company records expense in Selling and Administration expense related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

     At December 31, 2002 and 2001, the Company had no outstanding option contracts to sell or buy foreign currencies. At December 31, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $11.9 and forward contracts to buy foreign currencies with notional amounts of $12.0. The fair value of these forward contracts is included in Accrued Liabilities and Other Current Assets. At December 31, 2001, the Company had no forward contracts to sell or buy foreign currencies. The counterparties to the contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

     Foreign currency exchange gains/(losses), net of taxes, were $(0.3) in 2002, $(1.0) in 2001 and $(1.7) in 2000.

NATURAL GAS

     In 2001, in order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expired on various dates through April 2002. These contracts have been recorded at fair value and are included in Accrued Liabilities on the accompanying Consolidated Balance Sheet. These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. For the years ended December 31, 2002 and 2001, the Company recorded a net unrealized gain (loss) of $0.1 and $(0.9), respectively, in Selling and Administration expenses related to the change in fair value of derivatives, which did not qualify for hedge accounting.

DEBT AND INTEREST

     In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counterparties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $6.8 and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

     As of December 31, 2001, a portion of the Company's outstanding short-term borrowings was denominated in British pounds and had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division. Foreign currency translation adjustments during the year ended December 31, 2002, 2001 and 2000 include $(0.7), $(0.5) and $0.2, respectively, related to this debt instrument. In March 2002, the portion of the Company's outstanding borrowings that was denominated in British pounds and that had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division was paid-off with the expiration of the Acquisition Facility. Cumulative foreign currency translation gain adjustments as of December 31, 2002 of $1.0 related to this debt instrument will be recognized upon the sale of the Hickson organics Castleford, England operation.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     In connection with the acquisition of Hickson, the Company acquired certain interest rate swaps related to the assumed debt. The counterparties to the swap agreements were major financial institutions. As a result of the Company's repayment of substantially all of the acquired debt of Hickson, the Company cancelled the swaps in January 2001.

14.  INCOME TAXES

COMPONENTS OF PRETAX INCOME (LOSS)

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Domestic...................................................  $(13.9)  $(22.4)  $(16.6)
Foreign....................................................    25.2     26.4      9.1
                                                             ------   ------   ------
Pretax income (loss).......................................  $ 11.3   $  4.0   $ (7.5)
                                                             ======   ======   ======

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001     2000
                                                              ------   ------   -------
Currently payable (receivable):
  Federal...................................................  $(1.6)   $(8.7)   $  2.9
  State.....................................................    0.2      0.5       0.5
  Foreign...................................................    6.3      6.0       6.1
Deferred....................................................   (1.4)     4.4     (17.5)
                                                              -----    -----    ------
Income tax expense (benefit)................................  $ 3.5    $ 2.2    $ (8.0)
                                                              =====    =====    ======

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

EFFECTIVE TAX RATE RECONCILIATION

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
Income tax provision (benefit) at U.S. federal income tax
  rate......................................................  $ 3.9     $ 1.4     $(2.6)
Foreign income tax..........................................    1.1       0.7      (0.6)
State income taxes, net.....................................    0.3       0.7      (1.2)
Goodwill....................................................     --       1.8       1.0
Equity in net income of affiliates..........................   (2.2)     (1.0)     (2.5)
Research and development credit.............................     --      (0.6)     (2.3)
Other, net..................................................    0.4      (0.8)      0.2
                                                              -----     -----     -----
Income tax provision (benefit)..............................  $ 3.5     $ 2.2     $(8.0)
                                                              =====     =====     =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Deferred tax assets:
  Postretirement benefits...................................  $13.1   $13.8
  Non-deductible reserves...................................   18.2    22.6
  Net operating losses and tax credit carryforwards.........   29.8    18.4
  Minimum pension liability.................................   29.5     0.5
  Other miscellaneous items.................................    4.2     4.5
                                                              -----   -----
     Total deferred tax assets..............................   94.8    59.8
                                                              -----   -----
Deferred tax liabilities:
  Property, plant and equipment.............................   29.8    22.5
  Other miscellaneous items.................................    3.3     6.0
                                                              -----   -----
     Total deferred tax liabilities.........................   33.1    28.5
                                                              -----   -----
Net deferred tax asset......................................  $61.7   $31.3
                                                              =====   =====

     Included in Other Current Assets at December 31, 2002 and 2001, respectively, are $24.4 and $16.5 of net current deferred tax assets. Included in Other Assets at December 31, 2002 and 2001, respectively is $38.5 and $15.0 of net noncurrent deferred tax assets. Included in Other Liabilities at December 31, 2002 and 2001 was $1.2 and $0.2 of noncurrent deferred tax liabilities. Taxable income is expected to be sufficient to recover the net benefit within the period in which these differences are expected to reverse and, therefore, no valuation allowance was established. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

     The Company has net operating loss carryforwards of approximately $45.8, which are available to offset future taxable income through 2022. The Company also has alternative minimum tax credit carryforwards of approximately $10.4, which are available to reduce regular income taxes, if any, over an indefinite period.

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2002, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $155. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

15.  EMPLOYEE BENEFIT PLANS

PENSION PLANS AND RETIREMENT BENEFITS

     Effective February 8, 1999, the Company established the Arch Pension Benefit Plan, a defined benefit pension plan covering most U.S. employees. The Company also maintains two nonqualified supplemental pension plans. These plans were established to provide additional retirement benefits for certain key employees. Prior to the Distribution, these employees were participants in one of several Olin pension benefit plans covering employees of other Olin businesses. The Arch pension benefit plan provides benefits based on service with Olin and with the Company. The Company is liable for the payment of all pension plan benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. Olin transferred assets to the Company's pension plan. The amount of the assets transferred was calculated in

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
accordance with Section 4044 of the Employee Retirement Income Security Act of 1974, as amended. The assets of the Arch plan consist primarily of investments in commingled funds administered by independent investment advisors. The Company's policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

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

     As part of the acquisition of Hickson, the Company acquired the liability for an additional U.S. pension plan. In 2002, the Hickson USA retirement plan and the Arch Pension Benefit Plan were merged.

     The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Arch retirement plan.

                                                                              OTHER
                                                                         POSTRETIREMENT
                                                     PENSION BENEFITS       BENEFITS
                                                     -----------------   ---------------
                                                      2002      2001      2002     2001
                                                     -------   -------   ------   ------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of
  year.............................................  $150.7    $128.3    $ 11.1   $ 10.1
Service cost (benefits earned during the period)...     5.5       5.6       0.5      0.5
Interest cost on the projected benefit
  obligation.......................................    11.0      10.0       0.8      0.8
Plan amendments....................................      --       0.1        --       --
Actuarial (gain)/loss..............................    16.7       9.4       0.6      0.2
Curtailment........................................    (0.8)       --       0.3       --
Benefits paid......................................    (4.4)     (2.7)     (1.4)    (0.5)
                                                     ------    ------    ------   ------
Projected benefit obligation at end of year........  $178.7    $150.7    $ 11.9   $ 11.1
                                                     ======    ======    ======   ======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year.....  $117.4    $126.7    $   --   $   --
Employer contributions.............................     1.0       0.5       1.4      0.5
Benefits paid......................................    (4.4)     (2.7)     (1.4)    (0.5)
Actual return on plan assets (net of expenses).....   (12.3)     (7.1)       --       --
                                                     ------    ------    ------   ------
Fair value of plan assets at end of year...........  $101.7    $117.4    $   --   $   --
                                                     ======    ======    ======   ======
FUNDED STATUS:.....................................  $(77.0)   $(33.3)   $(11.9)  $(11.1)
Unrecognized net actuarial (gain)/loss.............    51.7      10.7       0.9      0.2
Unamortized prior service cost.....................     2.6       3.6      (0.2)    (0.2)
Unamortized transition obligation..................     0.2       0.3        --       --
                                                     ------    ------    ------   ------
Accrued benefit cost...............................  $(22.5)   $(18.7)   $(11.2)  $(11.1)
                                                     ======    ======    ======   ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Total accrued benefit cost.........................  $(50.8)   $(20.1)
Intangible Asset...................................     2.8        --
Minimum pension liability adjustment...............    25.5       1.4
                                                     ------    ------
Accrued benefit cost...............................  $(22.5)   $(18.7)
                                                     ======    ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                                           OTHER
                                           PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                       ------------------------   ------------------------
                                        2002     2001     2000     2002     2001     2000
                                       ------   ------   ------   ------   ------   ------
WEIGHTED AVERAGE RATE ASSUMPTIONS AS
  OF DECEMBER 31:
Discount rate........................    6.75%    7.50%    7.75%   6.75%    7.50%    7.75%
Rate of compensation increase........    4.50%    4.60%    4.60%     --       --       --
Long-term rate of return on assets...    9.00%    9.50%    9.50%     --       --       --
NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned during
  the period)........................  $  5.5   $  5.6   $  5.2   $ 0.5    $ 0.5    $ 0.5
Interest cost on the projected
  benefit obligation.................    11.0     10.0      8.2     0.8      0.8      0.6
Expected return on plan assets.......   (12.5)   (12.6)   (11.3)     --       --       --
Amortization of prior service cost...     0.6      0.7      0.7      --     (0.1)    (0.1)
Amortization of transition
  obligation.........................      --      0.1     (0.5)     --       --       --
Curtailment loss.....................     0.4       --      1.0     0.2       --      1.5
Recognized actuarial (gain)/loss.....    (0.2)    (1.1)    (1.9)     --       --       --
                                       ------   ------   ------   -----    -----    -----
Net periodic benefit cost............  $  4.8   $  2.7   $  1.4   $ 1.5    $ 1.2    $ 2.5
                                       ======   ======   ======   =====    =====    =====

     The Company's qualified pension plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2002. The accumulated benefit obligation of this plan was $144.0 and $116.4 as of December 31, 2002 and 2001, respectively. The projected benefit obligation relating to the qualified plan was $167.6 and $140.7, as of December 31, 2002 and 2001, respectively. The Company's nonqualified pension plans are unfunded. The accumulated benefit obligation relating to these plans, included above, was $8.5 and $7.8, as of December 31, 2002 and 2001, respectively. The projected benefit obligation related to these plans was $11.1 and $9.9 as of December 31, 2002 and 2001, respectively. The 2002 and 2000 curtailment losses are included in Restructuring in the accompanying Consolidated Statements of Income.

     In 2001, the Hickson USA long-term rate of return on assets assumption was 8.5%.

     For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans was 9.5% and 5.75% in 2002 and 2001, respectively, decreasing to an ultimate trend rate of 4.5% in 2009. The trend rate for pre-65 HMO plans was 9.5% and 5.1% in 2002 and 2001, respectively, decreasing to an ultimate trend rate of 4.5% in 2009. For non-bargained participants, Arch's subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have resulted in a $0.1 increase or decrease, respectively, in the aggregate service and interest cost components of expense for the year 2002, and a $0.4 increase or decrease, respectively, in the accumulated postretirement benefit obligation at December 31, 2002.

     As part of the acquisition of Hickson, the Company acquired the liability for the Hickson U.K. retirement plan. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Hickson UK retirement plan for the years ended December 31, 2002 and 2001.

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year...........  $201.2    $205.3
Service cost (benefits earned during the period)............     1.7       1.8
Interest cost on the projected benefit obligation...........    12.8      12.1
Participant contributions...................................     0.8       0.9
Actuarial (gain)/loss.......................................    13.0      (4.2)
Benefits paid...............................................    (9.8)     (9.7)
Foreign exchange impact.....................................    22.8      (5.0)
                                                              ------    ------
Projected benefit obligation at end of year.................  $242.5    $201.2
                                                              ======    ======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $171.1    $196.3
Employer contributions......................................     3.1       3.3
Benefits paid...............................................    (9.8)     (9.7)
Participant contributions...................................     0.8       0.9
Actual return on plan assets (net of expenses)..............   (11.0)    (14.9)
Foreign exchange impact.....................................    17.3      (4.8)
                                                              ------    ------
Fair value of plan assets at end of year....................  $171.5    $171.1
                                                              ======    ======
FUNDED STATUS:..............................................  $(71.0)   $(30.1)
Unrecognized net actuarial (gain)/loss......................    74.7      30.5
                                                              ------    ------
Accrued benefit cost........................................  $  3.7    $  0.4
                                                              ======    ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Total accrued benefit cost..................................  $(58.5)   $  0.4
Minimum pension liability adjustment........................    62.2        --
                                                              ------    ------
Accrued benefit cost........................................  $  3.7    $  0.4
                                                              ======    ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                               2002     2001
                                                              ------   ------
WEIGHTED AVERAGE RATE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................    6.00%    6.25%
Rate of compensation increase...............................    3.25%    3.25%
Long-term rate of return on assets..........................    7.25%    7.25%
NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned during the period)............  $  1.7   $  1.8
Interest cost on the projected benefit obligation...........    12.8     12.1
Expected return on plan assets..............................   (14.5)   (14.4)
                                                              ------   ------
Net periodic benefit cost...................................  $   --   $ (0.5)
                                                              ======   ======

     The Company's policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the United Kingdom Pensions Act of 1995. Cash funding in 2003 is expected to be approximately $5.0 higher than in 2002.

     The Company's other foreign subsidiaries maintain pension and other benefit plans that are consistent with statutory practices and are not significant.

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

     Prior to the Distribution, Company employees participated in the Olin Corporation Contributing Employee Ownership Plan ("Olin CEOP"), which is a defined contribution plan available to essentially all domestic Olin employees and provides a match of employee contributions. Subsequent to the Distribution, the Olin CEOP was converted into a multiple employer plan in which both Olin and the Company participated. Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan ("Arch CEOP") which is a defined contribution plan available to all domestic employees. As of that date, the Company ended its participation in the Olin CEOP and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under both plans has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $4.0, $2.8, and $2.5 in 2002, 2001 and 2000, respectively.

16.  STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

STOCK OPTION PLANS

     As of December 31, 2002, the Company had four stock-based compensation plans, which are described below.

     At the time of the Distribution, stock options issued by Olin were converted into both an option to purchase Company common stock ("Company Options") and an option to purchase Olin common stock ("New Olin Options") with the same aggregate "intrinsic value" at the time of the Distribution as the old award. The conversion of the options did not result in a charge to earnings as no new measurement date was created. The Company is responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin is responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted under the Olin 1980 Stock Option Plan terminated during 2001. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan retained the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan, which were not vested at the time of the Distribution, continue to vest in accordance with their vesting schedule so long as the optionee remains employed at the Company. No additional Company options will be granted under the 1988 and 1996 Olin Stock Option Plans.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     In 1999, the Company adopted the 1999 Long Term Incentive Plan, a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. In addition, in 1999, the Company adopted the 1999 Stock Plan for Nonemployee Directors pursuant to which stock options and other stock awards may be granted to nonemployee directors. The Company's policy is to grant options to purchase common stock at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable within one to three years and the directors' options are exercisable upon grant. In general, all options are exercisable up to ten years from the date of grant. In 1999, the Company granted to certain employees approximately 245,000 performance share units, the vesting of which was dependent on the attainment of certain performance measures as of the end of 2001. The measures were not met and the performance share units were forfeited. At December 31, 2002, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

     The following table summarizes stock option activity during 2002, 2001 and 2000 (number of options in thousands):

                                                               WEIGHTED
                                                      STOCK    AVERAGE
                                                     OPTIONS    PRICE     RANGE OF PRICES
                                                     -------   --------   ---------------
Balance, December 31, 1999.........................   2,374     $23.99    $15.68 - $31.92
  Options granted..................................     214      18.52    17.38  -  19.85
  Options exercised................................      16      19.06              19.06
  Options cancelled or forfeited...................     149      20.63     17.38 -  31.92
                                                      -----
Balance, December 31, 2000.........................   2,423      23.75     15.68 -  31.92
                                                      -----
  Options granted..................................     119      18.19     18.04 -  18.22
  Options exercised................................      76      17.16     15.68 -  20.16
  Options cancelled or forfeited...................      74      21.77     17.38 -  31.92
                                                      -----
Balance, December 31, 2001.........................   2,392      23.74     15.68 -  31.92
                                                      -----
  Options granted..................................     146      21.04     20.85 -  23.00
  Options exercised................................     188      19.20     15.68 -  20.16
  Options cancelled or forfeited...................      66      23.41     17.38 -  31.92
                                                      -----
Balance, December 31, 2002.........................   2,284     $23.95    $15.68 - $31.92
                                                      =====

     At December 31, 2002 and 2001, options covering 1,987,043 and 1,412,993 shares, respectively, were exercisable at weighted average exercise prices of $24.66 and $26.92, respectively. The average remaining contractual life was approximately five years.

     The following table summarizes information about stock options outstanding at December 31, 2002 (number of options in thousands):

                                                            WEIGHTED AVERAGE
                                              --------------------------------------------
                                                                   OPTION EXERCISE PRICE
   RANGE OF         NUMBER        NUMBER         REMAINING       -------------------------
EXERCISE PRICES   OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE   OUTSTANDING   EXERCISABLE
---------------   -----------   -----------   ----------------   -----------   -----------
$15.68 - $23.48      1,280           983          6 years          $19.30        $19.33
$28.58 - $31.92      1,004         1,004          4 years          $29.88        $29.88
                     -----         -----
                     2,284         1,987
                     =====         =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

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

     Pro forma net income (loss) was calculated based on the following assumptions as if the Company had recorded compensation expense for the stock options granted to those employees of the Specialty Chemicals business since 1997. The fair value of each Arch option granted during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used, weighted average fair values and pro forma net income (loss) for 2002, 2001 and 2000 are listed below:

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2002        2001        2000
                                                      ---------   ---------   ---------
BLACK-SCHOLES WEIGHTED-AVERAGE ASSUMPTIONS:
Risk-free interest rate.............................       4.80%       5.19%       5.18%
Dividend yield......................................        3.8%        4.4%        4.2%
Expected volatility.................................         44%         40%         40%
Term................................................   10 years    10 years    10 years
Expected life.......................................    7 years     7 years     7 years
Option weighted average fair value..................  $    7.37   $    5.35   $    5.24
Net income (loss), as reported......................  $     3.0   $    (1.3)  $     0.5
Stock-based employee compensation expense, net of
  tax...............................................       (0.9)       (1.5)       (1.5)
                                                      ---------   ---------   ---------
Pro forma net income (loss).........................  $     2.1   $    (2.8)  $    (1.0)
                                                      =========   =========   =========
Earnings (loss) per share:
  Basic and diluted -- as reported..................  $    0.13   $   (0.06)  $    0.02
  Basic and diluted -- pro forma....................  $    0.09   $   (0.13)  $   (0.05)

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

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

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

     At December 31, 2002, the Company has reserved 2,984,539 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

     On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1,200,000 shares of its common stock, representing approximately 5% of outstanding shares. The program has been suspended since 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the Hickson organics businesses. Until its suspension, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16.

SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK

     The Company has 40,000 authorized shares of $1 par value Series A Participating Cumulative Preferred Stock, of which none is outstanding.

RETAINED EARNINGS (ACCUMULATED DEFICIT)

     Retained earnings (accumulated deficit) as of December 31, 2002 and 2001 includes earnings (losses) since the Distribution.

ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, additional minimum pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

                                FOREIGN CURRENCY   MINIMUM PENSION   CHANGE IN FAIR
                                  TRANSLATION         LIABILITY      MARKET VALUE OF   ACCUMULATED OTHER
                                  ADJUSTMENTS        ADJUSTMENT        DERIVATIVES     COMPREHENSIVE LOSS
                                ----------------   ---------------   ---------------   ------------------
Balance at December 31,
  1999........................       $(26.5)           $   --             $                  $(26.5)
2000 activity.................         (5.6)               --               --                 (5.6)
                                     ------            ------             ----               ------
Balance at December 31,
  2000........................        (32.1)               --               --                (32.1)
2001 activity.................        (13.6)             (0.9)              --                (14.5)
                                     ------            ------             ----               ------
Balance at December 31,
  2001........................        (45.7)             (0.9)              --                (46.6)
2002 activity.................         13.6             (60.4)             0.3                (46.5)
                                     ------            ------             ----               ------
Balance at December 31,
  2002........................       $(32.1)           $(61.3)            $0.3               $(93.1)
                                     ======            ======             ====               ======

     The additional minimum pension liability adjustments recorded in 2002 were a result of depressed market values of the Company's pension plan assets combined with a decrease in the discount rate due to declining market interest rates.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

ACCUMULATED NET UNREALIZED GAIN (LOSS) ON DERIVATIVE INSTRUMENTS

     Changes in the accumulated net unrealized gain (loss) on derivative instruments for the years ended December 31, 2002 and 2001 are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Beginning balance of accumulated net unrealized gain (loss)
  on derivative instruments.................................  $  --   $  --
Net gain (loss) on cash flow hedges.........................    1.1    (0.4)
Reclassification into earnings..............................   (0.8)    0.4
                                                              -----   -----
Ending balance of accumulated net unrealized gain (loss) on
  derivative instruments....................................  $ 0.3   $  --
                                                              =====   =====

     The unrealized gains on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

18.  SEGMENT REPORTING

     The Company has organized its segments around differences in products and services, which is how the Company manages its business. In the first quarter of 2002, the Company reorganized its business portfolio into four operating segments to better reflect the Company's business strategy. The four segments are microelectronic materials, treatment products, performance products and other specialty products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. The performance products segment includes the performance urethanes business. The other specialty products segment includes the hydrazine and sulfuric acid businesses. The operating segment information for 2001 and 2000 have been reclassified to conform to the current year presentation. Segment operating income includes the equity in earnings of affiliated companies and excludes special items and certain unallocated expenses of the corporate headquarters. Segment results for the three years ended December 31 were as follows:

                                                             2002     2001      2000
                                                            ------   ------   --------
SALES:
  Microelectronic Materials...............................  $142.6   $158.9   $  233.6
  Treatment Products:
     HTH Water Products...................................   243.1    208.2      244.3
     Personal Care and Industrial Biocides................   124.5    117.9      101.8
     Wood Protection and Industrial Coatings..............   233.2    215.8       68.0
                                                            ------   ------   --------
  Total Treatment Products................................   600.8    541.9      414.1
  Performance Products....................................   120.2    141.1      163.6
  Other Specialty Products................................    75.8     78.9       75.8
  SPPI....................................................      --       --       54.1
                                                            ------   ------   --------
TOTAL SALES...............................................  $939.4   $920.8   $  941.2

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                             2002     2001      2000
                                                            ------   ------   --------
                                                            ======   ======   ========
OPERATING INCOME (LOSS), INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES:
  Microelectronic Materials...............................  $ (2.7)  $ (7.4)  $   10.5
  Treatment Products:
     HTH Water Products...................................    (1.0)    (2.2)      22.6
     Personal Care and Industrial Biocides................    28.9     21.6       11.5
     Wood Protection and Industrial Coatings..............    16.8     11.4        2.9
                                                            ------   ------   --------
  Total Treatment Products................................    44.7     30.8       37.0
  Performance Products....................................    (0.9)    (1.9)      19.7
  Other Specialty Products................................     7.9     11.7        6.4
  SPPI....................................................      --       --        2.5
  Corporate Unallocated...................................   (14.1)    (9.0)     (10.7)
                                                            ------   ------   --------
Total Operating Income, including Equity Income in
  Affiliated Companies Before Nonrecurring Expenses and
  Special Items...........................................    34.9     24.2       65.4
  Nonrecurring Expenses and Special Items.................    (7.6)    (2.5)     (59.9)
                                                            ------   ------   --------
TOTAL OPERATING INCOME, INCLUDING EQUITY INCOME IN
  AFFILIATED
     COMPANIES............................................  $ 27.3   $ 21.7   $    5.5
                                                            ======   ======   ========
EQUITY INCOME (LOSS) IN AFFILIATED COMPANIES:
  Microelectronic Materials...............................  $  2.6   $ (1.3)  $    3.8
  Treatment Products:
     HTH Water Products...................................     2.6      3.1        3.4
     Wood Protection and Industrial Coatings..............     1.2      1.5        0.6
                                                            ------   ------   --------
  Total Treatment Products................................     3.8      4.6        4.0
                                                            ------   ------   --------
TOTAL EQUITY INCOME IN AFFILIATED COMPANIES...............  $  6.4   $  3.3   $    7.8
                                                            ======   ======   ========
DEPRECIATION EXPENSE:
  Microelectronic Materials...............................  $ 12.1   $ 12.4   $   17.3
  Treatment Products:
     HTH Water Products...................................    11.9     11.6       11.1
     Personal Care and Industrial Biocides................     8.3      8.2        7.3
     Wood Protection and Industrial Coatings..............     5.9      5.0        1.5
                                                            ------   ------   --------
  Total Treatment Products................................    26.1     24.8       19.9
  Performance Products....................................     6.1      5.8        6.1
  Other Specialty Products................................     8.0      7.6        6.5
                                                            ------   ------   --------
TOTAL DEPRECIATION EXPENSE................................  $ 52.3   $ 50.6   $   49.8

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                             2002     2001      2000
                                                            ------   ------   --------
                                                            ======   ======   ========
AMORTIZATION EXPENSE:
  Microelectronic Materials...............................  $  2.4   $  4.1   $    4.0
  Treatment Products:
     HTH Water Products...................................      --      0.1        0.1
     Personal Care and Industrial Biocides................     0.1      1.8         --
     Wood Protection and Industrial Coatings..............     1.7      4.3        1.4
                                                            ------   ------   --------
  Total Treatment Products................................     1.8      6.2        1.5
  Performance Products....................................     0.2      0.4        0.4
                                                            ------   ------   --------
TOTAL AMORTIZATION EXPENSE................................  $  4.4   $ 10.7   $    5.9
                                                            ======   ======   ========
CAPITAL SPENDING:
  Microelectronic Materials...............................  $  3.7   $ 10.0   $   15.4
  Treatment Products:
     HTH Water Products...................................     8.5     11.0       13.9
     Personal Care and Industrial Biocides................     7.1      3.7       15.1
     Wood Protection and Industrial Coatings..............     3.6      5.7        3.2
                                                            ------   ------   --------
  Total Treatment Products................................    19.2     20.4       32.2
  Performance Products....................................     4.0      7.6        6.9
  Other Specialty Products................................     7.9      6.9        7.5
                                                            ------   ------   --------
TOTAL CAPITAL SPENDING....................................  $ 34.8   $ 44.9   $   62.0
                                                            ======   ======   ========
TOTAL ASSETS:
  Microelectronic Materials...............................  $182.8   $198.0   $  252.9
  Treatment Products:
     HTH Water Products...................................   130.1    150.3      163.0
     Personal Care and Industrial Biocides................   111.1    114.8      136.4
     Wood Protection and Industrial Coatings..............   262.5    256.2      233.3
                                                            ------   ------   --------
  Total Treatment Products................................   503.7    521.3      532.7
  Performance Products....................................    82.5     97.9      131.9
  Other Specialty Products................................    44.4     62.8       62.2
  Other...................................................   125.7     88.2       93.9
                                                            ------   ------   --------
TOTAL ASSETS..............................................  $939.1   $968.2   $1,073.6
                                                            ======   ======   ========
INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT EQUITY:
  Microelectronic Materials...............................  $ 15.9   $ 12.7   $   17.6
  Treatment Products:
     HTH Water Products...................................     6.8      9.4        9.9
     Wood Protection and Industrial Coatings..............     5.8      5.1        5.1
                                                            ------   ------   --------
  Total Treatment Products................................    12.6     14.5       15.0
                                                            ------   ------   --------
TOTAL INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT
  EQUITY..................................................  $ 28.5   $ 27.2   $   32.6
                                                            ======   ======   ========

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Segment operating income (loss) includes the equity in earnings (losses) of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income (loss) excludes interest income, interest expense, extraordinary or special items, and certain unallocated expenses of the corporate headquarters. Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by reportable business unit substantially represent sales for the major product lines of the Company.

     Geographic area information for the periods ended December 31, were as follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
SALES
United States and Canada...................................  $526.1   $530.6   $619.5
Europe and Other...........................................   291.0    258.4    191.7
Latin America..............................................    55.5     70.0     67.2
Pacific Rim................................................    66.8     61.8     62.8
                                                             ------   ------   ------
  Total Sales..............................................  $939.4   $920.8   $941.2
                                                             ======   ======   ======
LONG-LIVED ASSETS (EXCLUDES GOODWILL)
United States and Canada...................................  $301.5   $302.2   $293.6
Europe and Other...........................................   127.1    101.5     47.5
Latin America..............................................    11.3     14.7     15.7
Pacific Rim................................................    23.3     25.2     28.2
                                                             ------   ------   ------
  Total Long-lived Assets..................................  $463.2   $443.6   $385.0
                                                             ======   ======   ======

     Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $72.7, $72.0 and $61.3 in 2002, 2001 and 2000, respectively.

19.  ACQUISITIONS, DISPOSITION AND JOINT VENTURE

ACQUISITIONS

     In September 2001, the Company acquired Butler Mabbutt & Wrighton and the Industrial Division of Humbrol Limited for an aggregate of approximately $1 in cash.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 in cash.

     In addition, in November 2000, the Company completed the acquisition of the personal care intermediates business of Brooks Industries for approximately $38 in cash. This acquisition was accounted for as a purchase business combination and the results of operations have been included in the Consolidated Financial Statements from the date of purchase and were not material in 2000. Prior to the adoption of SFAS 142, the related goodwill had been amortized over 20 years.

     In July 2000, Arch Chemicals UK Holdings Limited ("Arch UK"), a newly formed, wholly-owned, indirect subsidiary of the Company made a formal cash offer (the "Offer") for all of the issued shares of UK-based Hickson. The Offer, which was unanimously recommended by Hickson's Board of Directors, was for L0.55 (US $0.82) in cash for each Hickson share. On August 22, 2000, Arch UK declared the offer wholly unconditional (the "Acquisition Date"). The total purchase price, including estimated expenses and net debt assumed ($59), was approximately $215. The acquisition of Hickson was accounted for as a purchase business combination, and accordingly, the results of Hickson have been included in the consolidated financial

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
statements since the Acquisition Date. Prior to the adoption of SFAS 142, the related goodwill had been amortized over 30 years.

     The Company financed the acquisition, including certain assumed debt required to be repaid, from the Acquisition Facility. Expenses associated with the purchase of derivative instruments to mitigate the risk of foreign currency fluctuations related to the purchase price and the effect of the assumption of certain foreign-denominated debt on the transaction are classified as a component of Other (Gains) and Losses in the accompanying Consolidated Statement of Income for the year ended December 31, 2000. In connection with the Hickson acquisition, the Company intends to dispose of the Hickson organics division, and, accordingly, those assets are classified in the balance sheet as Assets Held for Sale (see Note 5). See the Form 8-K/A filed by the Company on November 2, 2000 for additional information regarding the acquisition of Hickson.

     Supplemental cash flow information related to the Hickson and Brooks acquisitions is as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
Working capital.............................................       $  2.7
Assets held for sale........................................         84.9
Property, plant and equipment...............................         40.9
Other assets................................................         13.9
Goodwill....................................................        138.0
Debt........................................................        (74.4)
Other liabilities...........................................        (27.6)
                                                                   ------
Cash paid for acquisitions, net of cash acquired............       $178.4
                                                                   ======

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

DISPOSITIONS

     In September 2002, the Company sold excess land in China, Ireland and Arizona for cash proceeds of approximately $2.3 million and recognized a pre-tax gain of approximately $1.8 million.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million and recorded a loss on the sale of $1.5. Proceeds from the sale of these assets have been used to pay down debt.

     On July 31, 2000, the Company completed the sale to SCP Pool Corporation of Covington, Louisiana of the assets of its subsidiary, SPPI, a distributor of swimming pool equipment, parts and supplies. Net proceeds from the sale were approximately $21 and a pretax gain of approximately $11 was recorded. Net proceeds

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
from the sale were used to reduce existing debt levels. SPPI's sales and operating income for the year ended December 31, 2000 was $54.1 and $2.5, respectively.

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
                                                                  =====

PRO FORMA FINANCIAL INFORMATION

     The table below presents unaudited pro forma financial information in connection with the 2000 acquisitions and disposition as if they had occurred as of the beginning of 2000. This unaudited pro forma financial information reflects the allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the acquisition of Hickson.

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

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                              (UNAUDITED)
Sales.......................................................    $1,070.5
Net income excluding special items..........................    $   39.5
Net income..................................................    $    2.9
Diluted income per share excluding special items............    $   1.77
Diluted income per share....................................    $   0.13

JOINT VENTURE

     In April 2000, the Company formed a joint venture with Wacker Silicones Corporation, to produce and market chemical mechanical planarization slurry products used in the advanced computer chip manufacturing process. The joint venture, called Planar, is expected to provide opportunities in this high growth area of the semiconductor industry. The Company contributed cash of approximately $3.4 and intellectual property to the venture, and has guaranteed up to $8.5 of its debt.

20.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
purchase options. Total rent expense charged to operations amounted to $18.4 in 2002, $20.6 in 2001 and $22.1 in 2000 (sublease income and contingent rent expense is not significant).

     Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are as follows: $13.1 in 2003; $11.5 in 2004; $8.9 in 2005; $6.4 in 2006; $3.3
in 2007 and $10.8 thereafter.

LITIGATION

     In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment of approximately $8.5 plus interest in a lawsuit associated with a raw material spillage in 1994. In 2001, the judgment was reversed on the successful appeal by the Company and remanded for a new trial on damages. In 2002, a new trial resulted in a judgment of $2.6 plus interest. This judgment has been appealed. The judgment and related interest is included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

     In 2001, the Company received notification of a potential product claim by a customer related to a discontinued product. This claim was settled in the third quarter of 2002 and the Company paid a total of $5.5, exclusive of insurance proceeds.

     Five putative class action lawsuits have been filed in various state and federal courts against several chromated copper arsenate ("CCA") manufacturers, including the Company's CCA-formulating subsidiary Arch Wood Protection, Inc., the Company, several CCA customers and various retailers regarding the marketing and use of CCA-treated wood. Generally, the proposed class members purport to include persons who purchased, possess or own CCA-treated wood products or properties upon which CCA-treated wood products were stored or installed. None of the putative class actions currently alleges personal injury. In one case, the federal district court ruled that the requirements for a class action have not been met and has denied class action status to the lawsuit. One other case has been denied class action status as a result of plaintiffs' failure to timely request class certification and has been subsequently dismissed without prejudice. Another case has been dismissed at the plaintiffs' request. In neither of the other two cases has a class been certified by the court.

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

     In addition, there are eight other CCA-related lawsuits naming one or more of the Company's subsidiaries, and in some cases, the Company, as a defendant. These additional eight cases are not putative class actions.

     The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and has vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were substantial in 2002 and may increase in the future.

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

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. Those matters that are probable have been accrued for in the accompanying Consolidated Financial Statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

ENVIRONMENTAL

     Olin and the Company have entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company's current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying Consolidated Financial Statements.

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $10.4 and $12.6 at December 31, 2002 and 2001, respectively. The Company's estimated environmental liability relates to eight sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2002, the Company had estimated additional contingent environmental liabilities of $8.5.

21.  SPECIAL ITEMS, EXTRAORDINARY GAIN AND NONRECURRING EXPENSES

SPECIAL ITEMS

     Results for 2002, 2001 and 2000 include special items totaling $7.6, $2.5 and $56.9, respectively, of which $39.9 in 2000 was the result of the process chemicals restructuring, as described below.

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

  Impairment Charge

     As a result of the restructuring plan for the process chemicals business (part of the microelectronic materials segment), including the idling of certain assets, the Company reviewed the value of these assets in accordance with SFAS No. 121, which indicated that an impairment had occurred based upon an analysis of the undiscounted cash flows of the restructured business. As a result, an impairment charge of $31.0 was

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
recorded to reduce certain property, plant and equipment to its fair market value. Fair market value was determined based on a third party fair market value appraisal.

  Restructuring

     The 2002 restructuring charge of $7.6 (of which, $4.4, $2.1 and $1.1 related to the treatment products, microelectronic materials, and performance products segments, respectively), included $6.6 related to headcount reductions of approximately 200 employees in the microelectronic materials, performance urethanes and HTH water products businesses, as well as a charge related to the consolidation of several treatment products segment operations. The non-cash portion of the restructuring charge was approximately $1.0.

     The 2001 restructuring of $1.5 includes a restructuring charge of $2.4 for headcount reductions at corporate and at the performance urethanes business offset by a $1.5 reduction of the 2000 restructuring reserve to its estimated remaining liability as of December 31, 2001. In addition, the Company recorded restructuring income of $0.2 for the reimbursement of certain severance costs which were previously recorded in the fourth quarter of 2000, and a charge of $0.8 consisting of retention payments made to employees as a result of the Company's restructuring of the process chemicals business. The 2001 headcount reductions affected approximately 30 individuals.

     The 2000 restructuring charge of $34.0 included $8.9 of costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 related to the biocides business for the write-off of certain costs associated with the abandonment of construction of a facility in China, the completion of a consolidation study, and additional headcount reductions, and $11.0 related to headcount reductions at other businesses and corporate. Total headcount reductions affected approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13.

     The following table summarizes activity related to the 2002, 2001 and 2000 restructuring costs:

                                               SEVERANCE      ASSET
                                                 COSTS     WRITE-DOWNS   OTHER ITEMS   TOTAL
                                               ---------   -----------   -----------   -----
Provision....................................    $18.0        $11.0         $5.0       $34.0
2000 Activity:
  Payments...................................      1.4           --           --         1.4
  Utilized...................................       --         11.0           --        11.0
                                                 -----        -----         ----       -----
Balance at December 31, 2000.................     16.6           --          5.0        21.6
2001 Activity:
  Provision..................................      2.4           --           --         2.4
  Payments...................................     11.0           --          1.6        12.6
  Reclass postemployment liability...........      2.5           --           --         2.5
  Reserve reduction..........................      0.3           --          1.2         1.5
                                                 -----        -----         ----       -----
Balance at December 31, 2001.................      5.2           --          2.2         7.4
2002 Activity:
  Provision..................................      6.6           --          1.0         7.6
  Payments...................................      6.1           --          0.5         6.6
  Reclass postemployment liability...........      0.5           --           --         0.5
  Utilized...................................       --           --          0.4         0.4
                                                 -----        -----         ----       -----
Balance at December 31, 2002.................    $ 5.2        $  --         $2.3       $ 7.5
                                                 =====        =====         ====       =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     As of December 31, 2002, 2001 and 2000, $35.0, $27.5 and $12.4,
respectively, had been charged against restructuring reserves.

     As of December 31, 2002, substantially all of employees from the 2002 restructuring program and all of the employees from the 2001 and 2000 restructuring programs had been terminated with a portion still receiving benefits. At December 31, 2002 and 2001, $7.5 and $7.4, respectively, of restructuring reserves were included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

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

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST    SECOND     THIRD    FOURTH
2002                                                QUARTER   QUARTER   QUARTER   QUARTER    YEAR
----                                                -------   -------   -------   -------   ------
Sales.............................................  $211.1    $296.2    $241.6    $190.5    $939.4
Gross margin......................................    58.2      91.6      65.0      53.9     268.7
Net income (loss).................................    (7.4)     13.0       0.6      (3.2)      3.0
Diluted income (loss) per share...................   (0.33)     0.58      0.03     (0.15)     0.13
Diluted income (loss) per share from continuing
  operations before special items.................    0.05      0.59      0.08     (0.17)     0.55
Stock market price:
  High............................................   24.40     25.68     25.30     21.02     25.68
  Low.............................................   20.12     19.50     17.45     15.70     15.70
  Close (at end of quarter).......................   22.05     24.70     17.72     18.25     18.25
Common dividend paid per share....................    0.20      0.20      0.20      0.20      0.80

                                                     FIRST    SECOND     THIRD    FOURTH
2001                                                QUARTER   QUARTER   QUARTER   QUARTER    YEAR
----                                                -------   -------   -------   -------   ------
Sales.............................................  $255.6    $284.9    $208.5    $171.8    $920.8
Gross margin......................................    73.2      89.9      51.9      39.0     254.0
Net income (loss).................................     8.9      13.5      (6.5)    (17.2)     (1.3)
Diluted income (loss) per share...................    0.40      0.60     (0.29)    (0.77)    (0.06)
Diluted income (loss) per share from continuing
  operations before cumulative effect of
  accounting change and special items(1)..........    0.43      0.60     (0.27)    (0.60)     0.15
Stock market price:
  High............................................   21.75     23.99     22.70     24.70     24.70
  Low.............................................   17.56     18.50     17.40     19.10     17.40
  Close (at end of quarter).......................   21.30     21.83     22.70     23.20     23.20
Common dividend paid per share....................    0.20      0.20      0.20      0.20      0.80

---------------

(1) The sum of the quarters do not add to the total due to the weighting of common shares outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's Directors under the paragraphs entitled "Who are the persons nominated by the Board in this election to serve as directors?" and "Who are the other remaining directors and when are their terms scheduled to end?" under the heading "Item 1 -- Election of Directors" in the Proxy Statement relating to the Company's 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation contained in the Proxy Statement and the performance graph contained in the Proxy Statement) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors -- What are the directors paid for their services?" in the Proxy Statement is incorporated by reference in this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

          EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                    BE ISSUED UPON EXERCISE    EXERCISE PRICE OF          COMPENSATION PLANS
                                    OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
PLAN CATEGORY                         WARRANTS AND RIGHTS     WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
-------------                       -----------------------   --------------------   ----------------------------
                                              (A)                     (B)                        (C)
Equity compensation plans approved
  by security holders(1)..........         2,283,543                 23.95                     700,996(2)
Equity compensation plans not
  approved by security holders....                 0                   N/A                         N/A
                                           ---------                 -----                     -------
     Total........................         2,283,543                 23.95                     700,996

---------------

(1) Figures include information for equity compensation plans of Olin which issued in 1999 options to acquire shares of the Company's Common Stock in exchange for old Olin options as part of an equitable adjustment made in connection with the spinoff of the Company from Olin in 1999. No further options to acquire the Company's Common Stock may be issued under such plans. As of December 31, 2002, 867,791 of these options were outstanding.

(2) 642,287 of the shares shown may be issued in connection with future grants of stock-based awards and future deferrals of compensation to stock accounts. 58,709 of the shares shown relate to various current deferrals of awards or compensation in the form of phantom shares payable in shares of Company Common Stock at the end of the deferral period.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES

     As of a date ("Evaluation Date") within 90 days prior to the date of this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the Evaluation Date such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

     Since the Evaluation Date, there has not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The following is a list of the Financial Statements included in Item 8 of
Part II of this Report:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   38
Management Report...........................................   39
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   40
Consolidated Statements of Income for the Years Ended
  December 31, 2002, 2001 and 2000..........................   41
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................   42
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............   43
Notes to Consolidated Financial Statements..................   44

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

     3.  Exhibits

     Management contracts and compensatory plans and arrangements are listed as Exhibits 10.10 through 10.20 below.

     The Company is party to other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each instrument to the Commission upon request.

 3.1      Amended and Restated Articles of Incorporation of the
          Company -- Exhibit 3.1 to the Company's Current Report on
          Form 8-K, filed February 17, 1999.*
 3.2      Bylaws of the Company as amended January 27, 2000 -- Exhibit
          3.2 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999.*
 4.1      Specimen Common Share certificate -- Exhibit 4.1 to the
          Company's Registration Statement on Form 10, as amended.*
 4.2      Amended and Restated Articles of Incorporation of the
          Company (filed as Exhibit 3.1 hereto).
 4.3      Bylaws of the Company (filed as Exhibit 3.2 hereto).
 4.4(a)   Rights Agreement dated as of January 29, 1999 between the
          Company and ChaseMellon Shareholder Services, L.L.C., as
          Rights Agent -- Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.4(b) Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999 -- Exhibit 4 to the Company's
          Quarterly Report on Form 10-Q, for the period ending June
          30, 1999.*

---------------

* Previously filed as indicated and incorporated herein by reference.
  Exhibits incorporated by reference are located in SEC File No.
  1-14601 unless otherwise indicated.

 4.4(c) Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999 -- Exhibit 4 to the Company's
          Quarterly Report on Form 10-Q for the period ending March
          31, 2002.*
 4.5      Form of Rights Certificate (attached as Exhibit B to the
          Rights Agreement filed as Exhibit 4.4(a) hereto).*
 4.6(a) Five-year Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.2 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
 4.6(b)   Amendment, dated January 23, 2002, to the Five-year Credit
          Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.C., individually and as Syndication Agent, and Wachovia Bank, N.A., individually and as Documentation Agent -- Exhibit
          4.6(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 2001.*
 4.6(c)   Amendment, dated January 22, 2003, to the Five-year Credit
          Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.C., individually and as Syndication Agent, and Wachovia Bank, N.A., individually and as Documentation Agent.
 4.7 Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company's $149,000,000 Senior Notes, Series A, due March
          20, 2007 and $62,000,000 Senior Notes, Series B, due March
          20, 2009 -- Exhibit 4.8 to the Company's Annual Report on
          Form 10-K for the period ending December 31, 2001.*
10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin -- Exhibit 2 to the Company's
          Current Report on Form 8-K, filed February 17, 1999.*
10.2 Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.3      Covenant Not To Compete Agreement, dated as of February 8,
          1999, between the Company and Olin -- Exhibit 10.3 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.4      Form of Employee Benefits Allocation Agreement between the
          Company and Olin -- Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.5 Form of Intellectual Property Transfer and License Agreement between the Company and Olin -- Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
10.6      Form of Sublease between the Company and Olin -- Exhibit
          10.5 to the Company's Registration Statement on Form 10, as amended.*
10.7      Form of Trade Name License Agreement between the Company and
          Olin -- Exhibit 10.11 to the Company's Registration
          Statement on Form 10, as amended.*
10.8 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.9 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.10     Form of Executive Agreement -- Exhibit 10.12 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1999.*

---------------

* Previously filed as indicated and incorporated herein by reference.
  Exhibits incorporated by reference are located in SEC File No.
  1-14601 unless otherwise indicated.

10.11 1999 Stock Plan for Non-employee Directors, as amended and restated January 30, 2003.
10.12 1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000 -- Exhibit 10.14 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 2000.*
10.13 Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003.
10.14     Supplementary and Deferral Benefit Pension Plan, as amended
          July 29, 1999 -- Exhibit 10.16 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.15     Senior Executive Pension Plan, as amended July 29,
          1999 -- Exhibit 10.17 to the Company's Annual Report on Form
          10-K for the period ending December 31, 1999.*
10.16     Employee Deferral Plan, as amended and restated January 30,
          2003.
10.17     Key Executive Death Benefits -- Exhibit 10.19 to the
          Company's Registration Statement on Form 10, as amended.*
10.18 Form of Endorsement Split Dollar Agreement -- Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*
10.19     Arch Chemicals, Inc. Annual Incentive Plan, as amended
          December 9, 1999 and April 27, 2000 -- Exhibit 10.21 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.20     Senior Management Incentive Compensation Plan as amended
          January 27, 2000 -- Exhibit 10.22 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.21(a) 364-Day Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
          Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities Inc., as Arranger -- Exhibit 10.1 to the
          Company's Current Report on Form 8-K, filed February 17,
          1999.*
10.21(b)  Extension Agreement, dated as of January 24, 2001, among the
          Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication
          Agent, Wachovia Bank, N.A., as Documentation Agent and The
          Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement -- Exhibit 4.6(b) to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.21(c)  Extension Agreement, dated as of January 23, 2002, among the
          Company, the Lenders party thereto, JPMorgan Chase Bank, as
          Administrative Agent, Bank of America, N.A., as Syndication
          Agent, and Wachovia Bank, N.A., individually and as Documentation Agent, relating to the 364-Day Credit
          Agreement -- Exhibit 10.24(c) to the Company's Annual Report on Form 10-K for the period ending December 31, 2001.*
10.21(d)  Amendment, dated as of January 23, 2002, to the 364-Day
          Credit Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.A., individually and as Syndication Agent, and Wachovia
          Bank, N.A., individually and as Documentation
          Agent -- Exhibit 10.24(d) to the Company's Annual Report on
          Form 10-K for the period ending December 31, 2001.*
10.21(e)  Extension Agreement, dated as of January 22, 2003, among the
          Company, the Lenders party thereto, JPMorgan Chase Bank, as
          Administrative Agent, Bank of America, N.A., as Syndication
          Agent, and Wachovia Bank, N.A., individually and as Documentation Agent, relating to the 364-Day Credit
          Agreement.
10.21(f)  Amendment, dated as of January 22, 2003, to the 364-Day
          Credit Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.A., individually and as Syndication Agent, and Wachovia
          Bank, N.A., individually and as Documentation Agent.

---------------

* Previously filed as indicated and incorporated herein by reference.
  Exhibits incorporated by reference are located in SEC File No.
  1-14601 unless otherwise indicated.

10.22(a) Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch
          Chemicals Specialty Products, Inc., Arch Electronic
          Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal
          Care Products, L.P., and Arch Chemicals Receivables
          Corp. -- Exhibit 10.25(a) to the Company's Annual Report on
          Form 10-K for the period ending December 31, 2001.*
10.22(b) Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue
          Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent -- Exhibit 10.25(b) to the Company's Annual Report on
          Form 10-K for the period ending December 31, 2001.*
10.22(c)  First Amendment, dated as of April 10, 2002, to Receivables
          Purchase Agreement, dated as of March 19, 2002, among Arch
          Chemicals Receivables Corp., Arch Chemicals, Inc., Blue
          Ridge Asset Funding Corporation, and Wachovia Bank, National
          Association -- Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the period ending March 31, 2002.*
10.22(d)  Second Amendment, dated as of May 15, 2002, to Receivables
          Purchase Agreement, dated as of March 19, 2002, among Arch
          Chemicals Receivables Corp., Arch Chemicals, Inc., Blue
          Ridge Asset Funding Corporation and Wachovia Bank, National
          Association -- Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the period ending June 30, 2002.*
21.       List of Subsidiaries.
23.       Consent of KPMG LLP, dated March 5, 2003.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

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

Date: March 6, 2003

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


               /s/ JACK D. KUEHLER                              Director
 ------------------------------------------------
                 Jack D. Kuehler


           /s/ H. WILLIAM LICHTENBERGER                         Director
 ------------------------------------------------
             H. William Lichtenberger


              /s/ MICHAEL O. MAGDOL                             Director
 ------------------------------------------------
                Michael O. Magdol


               /s/ JOHN P. SCHAEFER                             Director
 ------------------------------------------------
                 John P. Schaefer


               /s/ LOUIS S. MASSIMO                   Executive Vice President and
 ------------------------------------------------        Chief Financial Officer
                 Louis S. Massimo                     (Principal Financial Officer)


              /s/ STEVEN C. GIULIANO                      Controller (Principal
 ------------------------------------------------          Accounting Officer)
                Steven C. Giuliano

Date:  March 6, 2003

                                 CERTIFICATIONS

I, Michael E. Campbell, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Arch Chemicals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ MICHAEL E. CAMPBELL
                                          --------------------------------------
                                                   Michael E. Campbell
                                                 Chief Executive Officer

Date: March 6, 2003

I, Louis S. Massimo, Chief Financial Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Arch Chemicals, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ LOUIS S. MASSIMO
                                          --------------------------------------
                                                     Louis S. Massimo
                                                 Chief Financial Officer

Date: March 6, 2003

                                 (Recycle Logo)
                           Printed on Recycled Paper

                                 EXHIBIT INDEX

 3.1       Amended and Restated Articles of Incorporation of the
           Company -- Exhibit 3.1 to the Company's Current Report on
           Form 8-K, filed February 17, 1999.*
 3.2       Bylaws of the Company as amended January 27, 2000 -- Exhibit
           3.2 to the Company's Annual Report on Form 10-K for the period ending December 31, 1999.*
 4.1       Specimen Common Share certificate -- Exhibit 4.1 to the
           Company's Registration Statement on Form 10, as amended.*
 4.2       Amended and Restated Articles of Incorporation of the
           Company (filed as Exhibit 3.1 hereto).
 4.3       Bylaws of the Company (filed as Exhibit 3.2 hereto).
 4.4(a)    Rights Agreement dated as of January 29, 1999 between the
           Company and ChaseMellon Shareholder Services, L.L.C., as
           Rights Agent -- Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.4(b) Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999 -- Exhibit 4 to the Company's
           Quarterly Report on Form 10-Q, for the period ending June
           30, 1999.*
 4.4(c) Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999 -- Exhibit 4 to the Company's
           Quarterly Report on Form 10-Q for the period ending March
           31, 2002.*
 4.5       Form of Rights Certificate (attached as Exhibit B to the
           Rights Agreement filed as Exhibit 4.4(a) hereto).*
 4.6(a) Five-year Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
           Syndication Agent, Wachovia Bank, N.A., as Documentation
           Agent, The Chase Manhattan Bank, as Administrative Agent and
           Chase Securities Inc., as Arranger -- Exhibit 10.2 to the
           Company's Current Report on Form 8-K, filed February 17,
           1999.*
 4.6(b)    Amendment, dated January 23, 2002, to the Five-year Credit
           Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.C., individually and as Syndication Agent, and Wachovia Bank, N.A., individually and as Documentation Agent -- Exhibit
           4.6(b) to the Company's Annual Report on Form 10-K for the period ending December 31, 2001.*
 4.6(c)    Amendment, dated January 22, 2003, to the Five-year Credit
           Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.C., individually and as Syndication Agent, and Wachovia Bank, N.A., individually and as Documentation Agent.
 4.7 Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company's $149,000,000 Senior Notes, Series A, due March
           20, 2007 and $62,000,000 Senior Notes, Series B, due March
           20, 2009 -- Exhibit 4.8 to the Company's Annual Report on
           Form 10-K for the period ending December 31, 2001.*
10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin -- Exhibit 2 to the Company's
           Current Report on Form 8-K, filed February 17, 1999.*
10.2 Chlor-Alkali Supply Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ending
           December 31, 1998.*
10.3       Covenant Not To Compete Agreement, dated as of February 8,
           1999, between the Company and Olin -- Exhibit 10.3 to the
           Company's Annual Report on Form 10-K for the period ending
           December 31, 1998.*

---------------

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.4       Form of Employee Benefits Allocation Agreement between the
           Company and Olin -- Exhibit 10.4 to the Company's Annual
           Report on Form 10-K for the period ending December 31, 1998.*
10.5 Form of Intellectual Property Transfer and License Agreement between the Company and Olin -- Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
10.6       Form of Sublease between the Company and Olin -- Exhibit
           10.5 to the Company's Registration Statement on Form 10, as amended.*
10.7       Form of Trade Name License Agreement between the Company and
           Olin -- Exhibit 10.11 to the Company's Registration
           Statement on Form 10, as amended.*
10.8 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.9 to the Company's Annual
           Report on Form 10-K for the period ending December 31, 1998.*
10.9 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending
           December 31, 1998.*
10.10      Form of Executive Agreement -- Exhibit 10.12 to the
           Company's Annual Report on Form 10-K for the period ending
           December 31, 1999.*
10.11 1999 Stock Plan for Non-employee Directors, as amended and restated January 30, 2003.
10.12 1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000 -- Exhibit 10.14 to the Company's
           Annual Report on Form 10-K for the period ending December
           31, 2000.*
10.13 Supplemental Contributing Employee Ownership Plan, as amended and restated through January 30, 2003.
10.14      Supplementary and Deferral Benefit Pension Plan, as amended
           July 29, 1999 -- Exhibit 10.16 to the Company's Annual
           Report on Form 10-K for the period ending December 31, 1999.*
10.15      Senior Executive Pension Plan, as amended July 29,
           1999 -- Exhibit 10.17 to the Company's Annual Report on Form
           10-K for the period ending December 31, 1999.*
10.16      Employee Deferral Plan, as amended and restated January 30,
           2003.
10.17      Key Executive Death Benefits -- Exhibit 10.19 to the
           Company's Registration Statement on Form 10, as amended.*
10.18 Form of Endorsement Split Dollar Agreement -- Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*
10.19      Arch Chemicals, Inc. Annual Incentive Plan, as amended
           December 9, 1999 and April 27, 2000 -- Exhibit 10.21 to the
           Company's Annual Report on Form 10-K for the period ending
           December 31, 2000.*
10.20      Senior Management Incentive Compensation Plan as amended
           January 27, 2000 -- Exhibit 10.22 to the Company's Annual
           Report on Form 10-K for the period ending December 31, 1999.*
10.21(a) 364-Day Credit Agreement, dated as of January 27, 1999, among the Company, Olin, the Lenders party thereto, Bank of America, National Trust and Savings Association, as
           Syndication Agent, Wachovia Bank, N.A., as Documentation
           Agent, The Chase Manhattan Bank, as Administrative Agent and
           Chase Securities Inc., as Arranger -- Exhibit 10.1 to the
           Company's Current Report on Form 8-K, filed February 17,
           1999.*
10.21(b)   Extension Agreement, dated as of January 24, 2001, among the
           Company, the Lenders party thereto, Bank of America, National Trust and Savings Association, as Syndication
           Agent, Wachovia Bank, N.A., as Documentation Agent and The
           Chase Manhattan Bank, as Administrative Agent, relating to the 364-Day Credit Agreement -- Exhibit 4.6(b) to the
           Company's Annual Report on Form 10-K for the period ending
           December 31, 2000.*

---------------

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.21(c)   Extension Agreement, dated as of January 23, 2002, among the
           Company, the Lenders party thereto, JPMorgan Chase Bank, as
           Administrative Agent, Bank of America, N.A., as Syndication
           Agent, and Wachovia Bank, N.A., individually and as Documentation Agent, relating to the 364-Day Credit
           Agreement -- Exhibit 10.24(c) to the Company's Annual Report on Form 10-K for the period ending December 31, 2001.*
10.21(d)   Amendment, dated as of January 23, 2002, to the 364-Day
           Credit Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.A., individually and as Syndication Agent, and Wachovia
           Bank, N.A., individually and as Documentation Agent --
           Exhibit 10.24(d) to the Company's Annual Report on Form 10-K for the period ending December 31, 2001.*
10.21(e)   Extension Agreement, dated as of January 22, 2003, among the
           Company, the Lenders party thereto, JPMorgan Chase Bank, as
           Administrative Agent, Bank of America, N.A., as Syndication
           Agent, and Wachovia Bank, N.A., individually and as Documentation Agent, relating to the 364-Day Credit
           Agreement.
10.21(f)   Amendment, dated as of January 22, 2003, to the 364-Day
           Credit Agreement, dated as of January 27, 1999, among the Company, the Lenders party thereto, JPMorgan Chase Bank, individually and as Administrative Agent, Bank of America, N.A., individually and as Syndication Agent, and Wachovia
           Bank, N.A., individually and as Documentation Agent.
10.22(a) Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch
           Chemicals Specialty Products, Inc., Arch Electronic
           Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal
           Care Products, L.P., and Arch Chemicals Receivables
           Corp. -- Exhibit 10.25(a) to the Company's Annual Report on
           Form 10-K for the period ending December 31, 2001.*
10.22(b) Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue
           Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent -- Exhibit 10.25(b) to the Company's Annual Report on
           Form 10-K for the period ending December 31, 2001.*
10.22(c)   First Amendment, dated as of April 10, 2002, to Receivables
           Purchase Agreement, dated as of March 19, 2002, among Arch
           Chemicals Receivables Corp., Arch Chemicals, Inc., Blue
           Ridge Asset Funding Corporation, and Wachovia Bank, National
           Association -- Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the period ending March 31, 2002.*
10.22(d)   Second Amendment, dated as of May 15, 2002, to Receivables
           Purchase Agreement, dated as of March 19, 2002, among Arch
           Chemicals Receivables Corp., Arch Chemicals, Inc., Blue
           Ridge Asset Funding Corporation and Wachovia Bank, National
           Association -- Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the period ending June 30, 2002.*
21.        List of Subsidiaries.
23.        Consent of KPMG LLP, dated March 5, 2003.

---------------

* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.