Form 10-Q
period 2003-03-31
ARCH CHEMICALS INC
filed 2003-05-14
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     YES  ☒    NO  ☐

As of April 30, 2003, there were 22,457,781 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9.7	$12.2
Accounts receivable, net	118.5	95.5
Short-term investment	25.3	17.9
Inventories, net	156.7	145.6
Other current assets	35.4	33.2
Assets held for sale	33.3	35.6

Total current assets	378.9	340.0
Investments and advances—affiliated companies at equity	29.9	28.5
Property, plant and equipment, net	312.1	319.9
Goodwill	136.1	135.9
Other intangibles	63.1	63.7
Other assets	51.5	51.1

Total assets	$971.6	$939.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$44.9	$2.4
Accounts payable	137.6	134.1
Accrued liabilities	74.6	88.7
Liabilities associated with assets held for sale	10.4	12.9

Total current liabilities	267.5	238.1
Long-term debt	219.7	220.8
Other liabilities	154.3	150.2

Total liabilities	641.5	609.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares:
22.4 shares issued and outstanding	22.4	22.4
Additional paid-in capital	406.2	410.2
Accumulated deficit	(8.1)	(9.5)
Accumulated other comprehensive loss	(90.4)	(93.1)

Total shareholders’ equity	330.1	330.0

Total liabilities and shareholders’ equity	$971.6	$939.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Sales	$232.5	$211.1
Cost of goods sold	167.5	152.9
Selling and administration	52.7	47.1
Amortization of intangibles	0.6	1.0
Research and development	5.7	5.8
Equity in (earnings) of affiliated companies	(1.9)	(0.6)
Restructuring	(0.8)	7.6

Income (loss) from continuing operations before interest, taxes and cumulative effect of accounting change	8.7	(2.7)
Interest expense	4.3	3.5
Interest income	0.2	0.3

Income (loss) from continuing operations before taxes and cumulative effect of accounting change	4.6	(5.9)
Income tax expense (benefit)	1.7	(2.3)

Income (loss) from continuing operations before cumulative effect of accounting change	2.9	(3.6)
Loss from discontinued operations, net of tax	(1.1)	(2.3)
Loss on sale of DanChem, net of tax	—	(1.5)
Cumulative effect of accounting change, net of tax	(0.4)	—

Net income (loss)	$1.4	$(7.4)

Basic and diluted income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.13	$(0.16)
Loss from discontinued operations	(0.05)	(0.10)
Loss on sale of DanChem	—	(0.07)
Cumulative effect of accounting change	(0.02)	—

Basic and diluted income (loss) per common share	$0.06	$(0.33)

Weighted average common shares outstanding:
Basic	22.5	22.4

Diluted	22.5	22.4

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income (loss)	$1.4	$(7.4)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Loss from discontinued operations	1.1	2.3
Loss on sale of DanChem	—	1.5
Cumulative effect of accounting change	0.4	—
Equity in earnings of affiliates	(1.9)	(0.6)
Depreciation	13.0	12.5
Amortization of intangibles	0.6	1.0
Deferred taxes	(0.1)	(0.3)
Restructuring	(0.8)	7.6
Restructuring payments	(1.7)	(1.8)
Changes in assets and liabilities, net of purchase and sale of businesses:
Sale of accounts receivable	12.7	43.3
Receivables	(42.0)	(29.6)
Inventories	(9.9)	(10.7)
Other current assets	(2.1)	(1.2)
Accounts payable and accrued liabilities	(8.3)	7.0
Noncurrent liabilities	3.0	2.6
Other operating activities	0.2	(0.1)

Net operating activities from continuing operations	(34.4)	26.1
Change in net assets held for sale	(2.1)	(4.0)

Net operating activities	(36.5)	22.1

Investing activities
Capital expenditures	(3.9)	(8.9)
Proceeds from sale of business	—	25.0
Other investing activities	(0.3)	—

Net investing activities	(4.2)	16.1

Financing activities
Long-term debt borrowings (repayments), net	(0.7)	(14.4)
Short-term debt borrowings (repayments), net	42.5	(225.0)
Issuance of unsecured senior notes	—	211.0
Dividends paid	(4.5)	(4.4)
Other financing activities	0.4	1.7

Net financing activities	37.7	(31.1)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.3)

Net increase (decrease) in cash and cash equivalents	(2.5)	6.8
Cash and cash equivalents, beginning of year	12.2	4.0

Cash and cash equivalents, end of period	$9.7	$10.8

Supplemental cash flow information
Taxes paid (refunds), net	$1.3	$(0.3)

Interest paid	$8.2	$3.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

1.    Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (including its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2002. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year.

2.    Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of approximately 2.3 and 1.0 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively. In addition, 1.4 million stock options were excluded from the computation of diluted weighted average common shares outstanding due to the loss from continuing operations for the three months ended March 31, 2002.

	Three Months Ended March 31,
	2003	2002
Basic	22.5	22.4
Common equivalent shares from stock options using the treasury stock method	—	—

Diluted	22.5	22.4

3.    Stock Options

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed under SFAS 123, the Company has chosen to measure and recognize stock-based compensation cost using the intrinsic value method, in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”

The fair value of each Arch option granted during the first three months of 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. Pro forma net income (loss) and basic and diluted earnings (loss) per share for the three months ended 2003 and 2002 are listed below:

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$1.4	$(7.4)
Stock-based employee compensation expense, net of tax	(0.2)	(0.2)

Pro forma net income (loss)	$1.2	$(7.6)

Earnings (loss) per share:
Basic and diluted—as reported	$0.06	$(0.33)
Basic and diluted—pro forma	$0.05	$(0.34)

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

4.    Accounts Receivable/Short-Term Investment

In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. As of March 31, 2003, the Company had sold $46.2 of participation interests in $75.4 of accounts receivable. The fair value of the retained undivided interest of $25.3 is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheet. The proceeds of the sale were used to reduce borrowings. The costs of the program, including certain one-time fees in 2002, for the three months ended March 31, 2003 and 2002 of $0.2 and $0.6, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. Fair value of the retained undivided interest includes a reserve for credit losses and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

5.    Inventories

	March 31, 2003	December 31, 2002
Raw materials and supplies	$44.1	$47.1
Work in process	15.0	17.9
Finished goods	141.3	124.9

Inventories, gross	200.4	189.9
LIFO reserve	(43.7)	(44.3)

Inventories, net	$156.7	$145.6

Approximately half of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2003 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2003.

6.    Assets Held For Sale/Discontinued Operations

The Company has accounted for the Hickson International Limited (“Hickson”) organics division (Castleford, England and Danville, Virginia operations) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company has presented separately, the assets and liabilities of the discontinued operations on the face of the condensed consolidated financial statements.

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

The Company continues to actively work on completing the sale of these assets during 2003. However, due to the current market conditions, it is possible that they may not be sold. If the sale does not occur and if the Company does not continue to meet all of the requirements of SFAS 144, the Company may be required to discontinue its current accounting and include the results of this division in continuing operations. As a result, the results of

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

operations, cash flows and balance sheet information of the organics division would be included in all applicable line items of the Company’s consolidated financial statements rather than the current treatment.

Balance Sheet

Assets held for sale at March 31, 2003 and December 31, 2002 include the following:

	March 31, 2003	December 31, 2002
Assets of Hickson organics Castleford business	$29.3	$31.6
Land	4.0	4.0

Assets held for sale	33.3	35.6
Liabilities of Hickson organics Castleford business	10.4	12.9

Liabilities associated with assets held for sale	10.4	12.9
Net assets held for sale	$22.9	$22.7

The major classes of assets and liabilities classified as assets held for sale of the Hickson organics business based in Castleford at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002
Accounts receivable, net	$6.0	$8.7
Inventory	12.5	12.0
Property, plant and equipment, net	10.8	10.9

Total assets associated with assets held for sale	29.3	31.6
Accounts payable and accrued liabilities	10.3	12.8
Other liabilities	0.1	0.1

Total liabilities associated with assets held for sale	10.4	12.9
Net assets held for sale of the Hickson organics Castleford business	$18.9	$18.7

Income (Loss) From Discontinued Operations

Loss From Discontinued Operations for the three months ended March 31, 2003 and 2002 includes the following:

	Three Months Ended March, 31
	2003	2002
Sales—Castleford business	$12.2	$15.2
Sales—DanChem business	—	2.9

Total sales of discontinued operations	$12.2	$18.1

Earnings (loss) before interest and taxes—Castleford	$(0.9)	$0.2
Earnings (loss) before interest and taxes—DanChem	—	0.1
Restructuring charge—Castleford	—	(0.6)
Reserve for losses	—	(1.4)
Interest expense allocated—Castleford	(0.3)	(0.3)
Interest expense allocated—DanChem	—	(0.2)
Tax benefit (expense)	0.1	(0.1)

Loss from discontinued operations	$(1.1)	$(2.3)

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

Operating results for the three months ended March 31, 2002 include a $0.6 restructuring charge, which related to headcount reductions of approximately 25 employees, of whom all have been terminated as of March 31, 2003. In addition, it includes a $1.4 charge for estimated losses to be incurred through the third quarter 2002.

Cash used by the operations of assets held for sale was $2.1 and $4.0 for the three months ended March 31, 2003 and 2002, respectively. The lower use in 2003 was due to improved working capital in the Hickson organics Castleford business.

7.    Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	Microelectronics Materials	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Performance Products	Total
Balance, December 31, 2002	$26.8	$2.2	$30.3	$72.2	$4.4	$135.9
Other	—	—	—	0.2	—	0.2

Balance, March 31, 2003	$26.8	$2.2	$30.3	$72.4	$4.4	$136.1

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$6.7	$6.5	$0.2	$6.7	$6.5	$0.2
Technology	11.7	11.7	—	11.7	11.7	—
Customer lists	23.8	2.7	21.1	23.8	2.2	21.6
Other	21.0	10.3	10.7	20.8	10.0	10.8

Total amortizable other intangibles	63.2	31.2	32.0	63.0	30.4	32.6
Trademarks	31.5	0.4	31.1	31.5	0.4	31.1

Total non-amortizable other intangibles	31.5	0.4	31.1	31.5	0.4	31.1

Total other intangibles	$94.7	$31.6	$63.1	$94.5	$30.8	$63.7

Amortization expense for the three months ended March 31, 2003 and 2002 was $0.6 and $1.0, respectively. Estimated amortization expense for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $2.4, $2.0, $2.0, $2.0 and $2.0, respectively.

8.    Debt

In January 2003, the Company extended the maturity date of its existing 364-day credit facility to June 21, 2003 and reduced the maximum amount of the facility from $87.5 to $65.0. In addition, a representation requirement related to ERISA plan funding was amended. In January 2003, the Company also amended its existing Five-year Facility to amend the representation requirement related to ERISA plan funding.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

As of March 31, 2003, the Company’s borrowings under its credit facilities are recorded as short-term borrowings as such facilities expire within the next twelve months. The Company intends to renew such agreements.

At March 31, 2003, the Company had $11.0 of outstanding letters of credit and $6.4 of letters of guarantee. As of March 31, 2003, the Company has agreed to guarantee 50% or up to $8.5 of Planar Solutions’ (a joint venture) borrowings ($5.9 at March 31, 2003), which is provided by the Company’s joint venture partner and expires in May 2005, and payments on certain Planar Solutions equipment leases ($0.5 at March 31, 2003), which expire in May 2004. The Company would be required to perform under the above two guarantees in the case of nonpayment by Planar Solutions.

In May 2003, the Company terminated its interest rate swap agreements. As a result, the Company received cash proceeds of $7.1, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt and reduced the amount recorded in Other Assets for such derivative instruments to zero. There was no gain or loss on the transaction. In accordance with SFAS 133, the basis adjustment of $7.1 has been recorded as an increase to the carrying amount of the senior notes and will be amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method. Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The Company has designated these new swap agreements as fair value hedges similar to the original interest rate swap agreements.

9.    Derivative Instruments and Hedging

The Company accounts for derivatives in accordance with SFAS 133, as amended by SFAS No. 137 and SFAS No. 138.

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2003. During the three months ended March 31, 2003 and 2002, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2003 and 2002, the Company recorded income of $0 and $0.1, respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three months ended March 31, 2003 and 2002, the Company recorded a net gain of $0 and $0.1, respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

Natural Gas

In order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expired in April 2002. These contracts were recorded at fair value. These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. During the three months ended March 31, 2002, the Company recorded a gain of $0.1 in Selling and Administration expenses related to these contracts.

Debt and Interest

In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

month LIBOR plus 3.045%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $6.3 and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness. See subsequent event discussion in Note 8.

10.    Comprehensive Income (Loss)

Comprehensive income (loss) includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$1.4	$(7.4)
Foreign currency translation adjustments	2.7	(0.6)
Net unrealized gain on derivative instruments	—	0.1

Total other comprehensive income (loss)	2.7	(0.5)

Comprehensive income (loss)	$4.1	$(7.9)

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

11.    Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$0.3	$—
Net gain (loss) on cash flow hedges	—	0.1
Reclassification into earnings	—	—

Ending balance of accumulated net unrealized gain on derivative instruments	$0.3	$0.1

The unrealized gains on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

12.    Segment Reporting

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended March 31,
	2003	2002
Sales:
Microelectronic Materials	$34.9	$32.2
Treatment Products:
HTH Water Products	52.6	48.5
Personal Care & Industrial Biocides	38.3	29.4
Wood Protection & Industrial Coatings	59.9	52.7

Total Treatment Products	150.8	130.6
Performance Products	30.2	31.5
Other Specialty Products	16.6	16.8

Total Sales	$232.5	$211.1

Operating Income (Loss):
Microelectronic Materials	$(0.5)	$(4.3)
Treatment Products:
HTH Water Products	3.4	4.7
Personal Care & Industrial Biocides	7.8	6.3
Wood Protection & Industrial Coatings	2.2	2.3

Total Treatment Products	13.4	13.3
Performance Products	(2.4)	(1.6)
Other Specialty Products	0.6	1.4
Corporate Unallocated	(3.2)	(3.9)

Total Segment Operating Income before Restructuring	$7.9	$4.9
Restructuring	0.8	(7.6)

Total Operating Income (Loss)	$8.7	$(2.7)

Capital Spending:
Microelectronic Materials	$0.4	$0.7
Treatment Products:
HTH Water Products	0.7	2.1
Personal Care & Industrial Biocides	0.6	0.9
Wood Protection & Industrial Coatings	0.3	0.8

Total Treatment Products	1.6	3.8
Performance Products	0.9	1.1
Other Specialty Products	1.0	3.3

Total Capital Spending	$3.9	$8.9

Segment operating income (loss) includes the equity in earnings (losses) of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income (loss) excludes interest income, interest expense, restructuring, and certain unallocated expenses of the corporate headquarters. The Company believes the exclusion of restructuring from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

13.    Restructuring

In the first quarter of 2003, the Company recorded a charge of $1.1, for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction in the prior years’ restructuring reserves of $1.9 for revisions to previous plans’ estimates in the first quarter of 2003. The additional headcount reductions were three employees in the treatment and HTH water products businesses, as well as three employees at corporate.

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

The following table summarizes activity related to the 2002, 2001 and 2000 restructuring plans:

	Severance Costs	Asset Write-downs	Other Items	Total
Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(6.1)	—	(0.5)	(6.6)
Reclass postemployment liability	(0.5)	—	—	(0.5)
Utilized	—	—	(0.4)	(0.4)

Balance at December 31, 2002	5.2	—	2.3	7.5
Provision	1.1	—	—	1.1
Payments	(1.7)	—	—	(1.7)
Utilized	—	—	(0.1)	(0.1)
Reserve reduction	(1.1)	—	(0.8)	(1.9)

Balance at March 31, 2003	$3.5	$—	$1.4	$4.9

As of March 31, 2003, $36.8 had been charged against restructuring reserves. As of March 31, 2003, substantially all employees from the 2002 restructuring program and all employees from the 2001 and 2000 restructuring programs had been terminated. At March 31, 2003, $4.9 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

14.    Significant Contract

In April 2002, pursuant to the Company’s Chlor-Alkali Supply Agreement with Olin Corporation (“Olin”), the Company notified Olin of its intention to terminate its agreement effective December 31, 2003.

15.    Commitments and Contingencies

In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment of approximately $8.5 plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 plus interest. This judgment is subject to various post trial

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

motions. The judgment and related interest is included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company does not expect any final resolution of the above case to have a material adverse effect on the results of operations or the financial position of the Company.

The Company settled a product claim by a customer related to a discontinued product in August 2002 for $3.0, net of insurance claims of approximately $2.5. The full settlement of $5.5 was paid by the Company during the third quarter of 2002. Actual insurance proceeds of $1.6 were received by March 31, 2003 in full settlement of the insurance claims.

Five putative class action lawsuits were filed in various state and federal courts against several chromated copper arsenate (“CCA”) manufacturers, including the Company’s CCA-formulating subsidiary Arch Wood Protection, Inc., the Company, several CCA customers and various retailers regarding the marketing and use of CCA-treated wood. Three of these cases have been dismissed without prejudice. In the fourth case, the federal district court has ruled that the requirements for a class action have not been met and has denied class action status in this case. Subsequently, the court granted plaintiffs’ motion for voluntary dismissal of their claims against the Company, its subsidiaries and several other defendants. In the fifth case (Ardoin v. Stine Lumber Company et. al.), the court has not yet reached the issue of whether the case should or should not be certified as a class action.

The proposed class members in the Ardoin case purport to include various persons who purchased CCA-treated wood products for residential use. The lawsuit seeks to recover the purchase price and other alleged unquantified damages under various theories, including breach of warranty. This case does not allege personal injury. This lawsuit is in the early stage of discovery.

In addition, there are five other CCA-related lawsuits naming one or more of the Company’s subsidiaries, and in one case, the Company, as a defendant. These additional five cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in the first quarter of 2003 and may increase in the future.

All CCA-related cases are subject to a number of uncertainties, including in the case of the remaining putative class action, whether and to what extent it will be certified as a class action. As a result, their impact, if any, is difficult to assess. Based on the information currently available to the Company, however, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

Environmental exposures are difficult to assess for numerous reasons, which may include the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs.

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying Condensed Consolidated Financial Statements.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items, other than those described above, during the three months ended March 31, 2003.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

See the Company’s Form 10-K for the year ended December 31, 2002 for additional information.

16.    New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted SFAS No. 143, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 the Company recorded an asset, liability and a one-time cumulative effect charge, net of tax benefit, of $0.4, $0.6 and $0.4, respectively, to reflect the cost of retirement obligations related to facilities, certain equipment used in the manufacturing process, underground tanks and a landfill. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with owned or leased buildings and manufacturing facilities have not been recorded because these retirement obligations have an indeterminate settlement date, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant. At March 31, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was not significant. At January 1, 2002, the pro forma amount of the Company’s asset retirement obligations, using the assumptions as of the date of the adoption of SFAS No. 143 would be $0.6. Pro forma effects for the three months ended March 31, 2002, assuming adoption of SFAS 143 as of January 1, 2002, were not material to net earnings or per-share amounts.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40%-50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring and certain unallocated expenses of the corporate headquarters.

The term “Company” as used in Items 1 and 2 of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended March 31,
	2003	2002
	(In millions, except per share amounts)
Sales	$232.5	$211.1

Gross Margin	$65.0	$58.2
Selling and Administration	52.7	47.1
Amortization of Intangibles	0.6	1.0
Research and Development	5.7	5.8
Equity in (Earnings) of Affiliated Companies	(1.9)	(0.6)
Restructuring	(0.8)	7.6
Interest Expense, net	4.1	3.2
Income Tax Expense (Benefit)	1.7	(2.3)
Loss from Discontinued Operations, net of tax	(1.1)	(2.3)
Loss on Sale of DanChem, net of tax	—	(1.5)
Cumulative Effect of Accounting Change, net of tax	(0.4)	—

Net Income (Loss)	$1.4	$(7.4)

Diluted Income (Loss) Per Common Share	$0.06	$(0.33)

Net income (loss) from continuing operations before cumulative effect of accounting change was $2.9 million and $(3.6) million for the three months ended March 31, 2003 and 2002, respectively, which included $0.5 million and $(4.7) million of restructuring income (expense), net of tax, respectively. For the three months ended March 31, 2003 and 2002, net income (loss) per share from continuing operations before cumulative effect of accounting change was $0.13 and $(0.16), respectively, which included $0.02 and $(0.21) per share from restructuring income (expense), net of tax, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Three Months Ended March 31, 2003 Compared to 2002

Sales increased $21.4 million, or 10%, due to an increase in overall volumes (approximately 5%) and favorable foreign exchange (approximately 5%), partially offset by lower overall prices. In particular, sales were higher in the industrial biocides business as a result of continued strong demand for biocides used in marine antifouling paint. Sales also increased due to higher volumes in the Microelectronic Materials segment, partially offset by a decrease in volumes in the Performance Products segment.

Gross margin percentage was 28.0% and 27.6% for 2003 and 2002, respectively. The increase in margin percentage was primarily a result of higher volumes in the Wood Protection and the Microelectronic Materials segment, partially offset by ongoing price concessions in the Microelectronic Materials segment and lower sales volumes in the performance urethanes business due to continued economic issues and political instability in Venezuela.

Selling and administration expenses as a percentage of sales increased to 22.7% in 2003 from 22.3% in 2002 and these expenses increased in amount by $5.6 million. The increase in amount was primarily due to higher CCA-related and other legal costs in the Treatment Products segment, and higher insurance and employee benefit-related expenses. Selling and advertising costs were higher to support the HTH® PoolifeTM brand and other consumer brand initiatives. These factors were partially offset by lower selling and administration expenses in the performance urethanes business due to cost reduction initiatives.

Amortization of intangibles decreased $0.4 million from the prior year, primarily due to intangibles that became fully amortized in 2002.

Research and development expenses were comparable to 2002 primarily due to cost reduction initiatives in the Microelectronic Materials segment, which were offset by increased spending in the industrial coatings business.

Equity in earnings of affiliated companies increased $1.3 million due to favorable operating results of the FUJIFILM Arch joint venture due to higher sales related to stronger Asian demand, of the Planar Solutions joint venture due to higher sales of copper-based slurries and of the Nordesclor joint venture due to higher sales that resulted from a temporary gain in market share.

Restructuring in 2003 includes severance costs of $1.1 million for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction of the prior years’ restructuring reserves of $1.9 million for revisions to previous plans’ estimates in the first quarter of 2003. Restructuring in 2002 includes employee-related costs for headcount reductions in the microelectronic materials, treatment products and performance products segments and expenses related to the consolidation of several treatment products operations.

Interest expense, net increased $0.9 million due to higher effective interest rates resulting from the issuance in March 2002 of unsecured senior notes, which were outstanding for a full quarter in 2003, partly offset by lower debt levels.

The tax rate on net income (loss) from continuing operations for the three months ended March 31, 2003 and 2002 was 37% and 39%, respectively. The impact of restructuring was to increase the effective tax rate on net income (loss) from continuing operations by 1% and 3% for the first quarter of 2003 and 2002, respectively.

Loss from discontinued operations, net of tax, in 2003 and 2002 reflects the results of operations and interest expense allocated to the Hickson organics Castleford business. The 2002 results of operations include a $0.6 million restructuring charge for headcount reductions and a $1.4 million charge for estimated losses to be incurred through the third quarter of 2002.

Second Quarter and Full Year Outlook

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

The Company anticipates earnings per share from continuing operations in the second quarter 2003 to be in the $0.65 to $0.70 range, compared to $0.59 in the prior-year quarter. Consistent with earlier guidance, for the full-year 2003, earnings from continuing operations are expected to range from $0.65 to $0.90 per share, depreciation and amortization is estimated to be approximately $58 million and capital spending is expected to be $35 to $40 million. See “Cautionary Statement under Federal Securities Laws” below.

Segment Information

The Company has organized its business portfolio into four operating segments to reflect the Company’s business strategy. The four segments are microelectronic materials, treatment products, performance products and other specialty products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Performance products includes the performance urethanes business. Other specialty products include the hydrazine and sulfuric acid businesses. The following compares segment sales and operating income for the first quarters of 2003 and 2002 (including equity in earnings of affiliated companies and excluding restructuring and certain unallocated expenses of the corporate headquarters):

Microelectronic Materials

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Results of Operations
Sales	$34.9	$32.2
Operating Loss	(0.5)	(4.3)

Three Months Ended March 31, 2003 Compared to 2002

Sales increased $2.7 million or approximately 8%, as the segment continued to benefit from the sales growth of new products, capitalized on a modest recovery in the semiconductor industry over the prior period and benefited from foreign exchange (approximately 2%). Sales increased due to higher volumes of polyimides, ancillaries and thin film due to strong demand, partially offset by pricing pressure in ancillary products. Operating results improved significantly as a result of the higher sales and lower manufacturing costs resulting from cost-reduction initiatives and improved operating results of its joint ventures. Operating results of FUJIFILM Arch and Planar Solutions joint ventures increased due to significantly higher sales as a result of new products introduced respectively in Asia for flat panel display applications and in North America for CMP copper slurries used in advanced manufacturing processes.

Treatment Products

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$52.6	$48.5
Personal Care & Industrial Biocides	38.3	29.4
Wood Protection & Industrial Coatings	59.9	52.7

Total Treatment Products	$150.8	$130.6

Operating Income
HTH Water Products	$3.4	$4.7
Personal Care & Industrial Biocides	7.8	6.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Wood Protection & Industrial Coatings	2.2	2.3

Total Treatment Products	$13.4	$13.3

Three Months Ended March 31, 2003 Compared to 2002

Sales increased approximately 15% and operating income was comparable to prior year. The increase in sales is due to higher volumes (approximately 9%) and favorable foreign exchange (approximately 7%), partially offset by lower prices (approximately 1%).

HTH Water Products

Sales increased $4.1 million or approximately 8% and operating income decreased $1.3 million. The increase in sales was principally due to favorable foreign currency rates, stronger international volumes and higher non-branded calcium hypochlorite volumes. The lower operating results were primarily due to the unfavorable product mix, the unfavorable impact of lower production compared to prior year and higher selling and administration costs to support the HTH® PoolifeTM brand and other consumer brand initiatives.

Personal Care and Industrial Biocides

Sales increased $8.9 million, or approximately 30% higher than 2002, due to continued strong demand for biocides used in marine antifouling paint and higher antidandruff and personal care volumes. Antifouling paint sales more than doubled as a result of increased demand due to the proposed ban on tributyl tin in marine paint. Operating income increased approximately $1.5 million or approximately 24% due to the higher sales partially offset by higher legal expenses in the personal care product line relating to litigation where the Company is asserting claims against a former owner and several former employees of an acquired business.

Wood Protection & Industrial Coatings

Sales were approximately 14% higher than the prior year due to favorable foreign currency translation (approximately 14%). Excluding the favorable impact of foreign currency, sales and operating income were comparable as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and higher industrial coatings volumes were offset by lower volumes of traditional CCA products. Higher ongoing legal defense expenses associated with CCA product related lawsuits were partially offset by the benefit of a favorable CCA liability settlement.

Performance Products

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Results of Operations
Sales	$30.2	$31.5
Operating Loss	(2.4)	(1.6)

Three Months Ended March 31, 2003 Compared to 2002

Sales decreased $1.3 million principally due to reduced Latin American sales, a result of poor economic conditions and continued political instability in Venezuela, partially offset by higher polyol volumes. Operating results decreased due to the lower sales and higher raw material and energy costs, partially offset by lower selling and administration expenses due to cost saving initiatives implemented in 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Other Specialty Products

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Results of Operations
Sales	$16.6	$16.8
Operating Income	0.6	1.4

Three Months Ended March 31, 2003 Compared to 2002

Sales were comparable to prior year and operating income decreased $0.8 million.

Hydrazine sales decreased by approximately 6% due to lower hydrate volumes from lower demand, partly offset by higher hydrate pricing and commercial propellants volumes. Operating income was lower than prior year primarily due to the lower sales and higher manufacturing costs.

Sulfuric acid sales increased approximately four percent as a result of higher volumes, partly offset by lower pricing. Operating income was higher than the prior year due to the higher sales and lower operating costs, including the benefit of a sales tax refund.

Liquidity, Investment Activity and Other Financial Data

	Three Months Ended March 31,
Cash Flow Data	2003	2002
	($ in millions)
Provided By (Used For)
Sale of Accounts Receivable	$12.7	$43.3
Net Operating Activities from Continuing Operations	(34.4)	26.1
Change in Net Assets Held for Sale	(2.1)	(4.0)
Capital Expenditures	(3.9)	(8.9)
Proceeds from Sale of Business	—	25.0
Net Investing Activities	(4.2)	16.1
Debt Borrowings (Repayments)	41.8	(28.4)
Net Financing Activities	37.7	(31.1)

Three Months Ended March 31, 2003 Compared to 2002

For the three months ended March 31, 2003 and 2002, $34.4 million was used in operating activities from continuing operations compared to $26.1 million provided by operating activities from continuing operations, respectively, which was primarily attributable to an increase in working capital in 2003 compared to a slight decrease in working capital in 2002. The increase in 2003 working capital is primarily the result of an increase in accounts receivable and a decrease in accrued liabilities. The timing of collections for the microelectronic materials segment and the result of a stronger first quarter for the HTH water products business were the primary drivers of the increase in accounts receivable. The decrease in accrued liabilities is primarily due to a decrease in accrued interest and compensation expense. In addition, the incremental proceeds from the sale of accounts receivable were lower in 2003 as compared to 2002, as 2002 was the first quarter for the program.

Cash used by assets held for sale was $2.1 million in 2003 compared to $4.0 million in 2002 primarily due to improved working capital in the Hickson organics Castleford business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Capital expenditures for the first three months of 2003 were $5.0 million lower than 2002 due to overall lower expenditures in the other specialty products segment and the HTH water products, biocides and industrial coatings businesses. Capital expenditures for 2003 are expected to be $35 to $40 million.

In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million. Proceeds from the sale of these assets were used to pay down debt.

On March 12, 2003, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $4.5 million during the first three months of 2003.

On October 28, 1999, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through March 31, 2003, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended in 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business.

At March 31, 2003, the Company had two credit facility agreements. These included an unsecured $125 million revolving five-year credit facility (“Five-year Facility”), which expires in January 2004, and an unsecured $87.5 million 364-day facility (“364-day Facility”), which had expired in January 2003 and was subsequently renewed (see below). The Company’s $225 million revolving credit facility (“Acquisition Facility”), which the Company used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt (collectively the “Credit Facilities”), expired in March 2002. As of March 31, 2003, facility fees are payable on the Credit Facilities and range from 0.15% to 0.5%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus 0.425% to 1.55%. At March 31, 2003, the Company had approximately $151 million of available borrowings under the Credit Facilities.

In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of its unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007.

In May 2003, the Company terminated its interest rate swap agreements. As a result, the Company received cash proceeds of $7.1, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt and reduced the amount recorded in Other Assets for such derivative instruments to zero. There was no gain or loss on the transaction. In accordance with SFAS 133, the basis adjustment of $7.1 has been recorded as an increase to the carrying amount of the senior notes and will be amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method. Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The Company has designated these new swap agreements as fair value hedges similar to the original interest rate swap agreements.

In January 2003, the Company extended the maturity date of its existing 364-day credit facility to June 21, 2003 and reduced the maximum amount of the facility from $87.5 million to $65.0 million. In addition, a representation requirement related to ERISA plan funding was amended. In January 2003, the Company also amended its existing Five-year Facility to amend the representation requirement related to ERISA plan funding. As of March 31, 2003, the Company’s borrowings under its credit facilities are recorded as short-term borrowings as such facilities expire within the next twelve months. The Company intends to renew such agreements.

In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. As of March 31, 2003, the Company had sold $46.2 million of participation interests in accounts receivable under this program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

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

At March 31, 2003, the Company had $11.0 million of outstanding letters of credit. In addition, the Company had $6.4 million of letters of guarantee for its joint venture Planar Solutions’ borrowings and certain equipment leases. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

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

On April 24, 2003, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on June 5, 2003, to shareholders of record at the close of business on May 6, 2003.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company is in the process of evaluating the effect of this Interpretation on its financial statements and disclosures.

In April 2003, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The FASB also tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB plans to issue an exposure draft later this year that could become effective in 2004. Until a new Statement is issued, the provisions of APB No. 25 and SFAS No. 123 will remain in effect. The Company will evaluate the impact of any new Statement regarding employee equity-based awards as requirements are finalized and a new Statement is issued.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2003 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the euro; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; gains or losses on derivative instruments; and the inability of the Company to sell the Hickson organics Castleford, England operation or to sell it at its desired price.

Item 3.    Quantitiative and Qualitiative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2003, the Company was exposed to interest rate risk on approximately 50% of its outstanding borrowings including funding under its accounts receivable securitization program which are subject to floating rates. Based on the Company’s expected 2003 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $1.0 million.

Foreign Currency Risk

At March 31, 2003, the Company had forward contracts to sell foreign currencies with notional amounts of $21.8 million and forward contracts to buy foreign currencies with notional amounts of $9.0 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $1.0 million to $2.0 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations for interim periods in the future, if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At March 31, 2003, the Company had no forward contracts to purchase natural gas. At March 31, 2002, the Company had forward contracts to purchase natural gas with notional amounts of $0.6 million. These contracts expired in April 2002. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene and, after December 31, 2003, the purchase of chlorine and caustic. Holding other variables constant, a 10 percent adverse change in the price of propylene and natural gas would decrease the Company’s results of operations and cash flows by approximately $1 million each.

See the Company’s Form 10-K for the year ended December 31, 2002 for additional information on the above items.

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

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

3.	Bylaws, effective April 24, 2003

99.1	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

99.2	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

*In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are being furnished to the Securities and Exchange Commission and such exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

May 14, 2003	By:	/s/ Louis S. Massimo
Louis S. Massimo
Executive Vice President and Chief Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ LOUIS S. MASSIMO
Louis S. Massimo
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.	Bylaws, effective as of April 24, 2003

99.1	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

99.2	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

*In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are being furnished to the Securities and Exchange Commission and such exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.