Form 10-Q
period 2003-06-30
ARCH CHEMICALS INC
filed 2003-08-12
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 1-14601

Arch Chemicals, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	06-1526315 (I.R.S. Employer Identification Number)

501 Merritt 7, Norwalk, CT (Address of principal executive offices)	06851 (Zip Code)

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

As of July 31, 2003, there were 22,461,381 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statement s

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$15.0	$12.2
Accounts receivable, net	143.6	95.5
Short-term investment	34.9	17.9
Inventories, net	141.6	145.6
Other current assets	34.7	33.2
Assets held for sale	37.1	35.6

Total current assets	406.9	340.0
Investments and advances—affiliated companies at equity	29.8	28.5
Property, plant and equipment, net	305.1	319.9
Goodwill	136.7	135.9
Other intangibles	63.4	63.7
Other assets	49.5	51.1

Total assets	$991.4	$939.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1.5	$2.4
Accounts payable	152.8	134.1
Accrued liabilities	92.7	88.7
Liabilities associated with assets held for sale	11.3	12.9

Total current liabilities	258.3	238.1
Long-term debt	235.8	220.8
Other liabilities	152.0	150.2

Total liabilities	646.1	609.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 22.5 shares issued and outstanding (22.4 in 2002)	22.5	22.4
Additional paid-in capital	402.1	410.2
Retained earnings (deficit)	2.8	(9.5)
Accumulated other comprehensive loss	(82.1)	(93.1)

Total shareholders’ equity	345.3	330.0

Total liabilities and shareholders’ equity	$991.4	$939.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$317.8	$296.2	$550.3	$507.3
Cost of goods sold	225.0	204.6	392.5	357.5
Selling and administration	62.3	59.7	115.0	106.8
Amortization of intangibles	0.5	1.6	1.1	2.6
Research and development	5.9	5.8	11.6	11.6
Equity in (earnings) of affiliated companies	(2.2)	(1.4)	(4.1)	(2.0)
Restructuring	1.4	—	0.6	7.6

Income from continuing operations before interest, taxes and cumulative effect of accounting change	24.9	25.9	33.6	23.2
Interest expense	4.4	5.2	8.7	8.7
Interest income	0.1	0.2	0.3	0.5

Income from continuing operations before taxes and cumulative effect of accounting change	20.6	20.9	25.2	15.0
Income tax expense	7.3	7.5	9.0	5.2

Income from continuing operations before cumulative effect of accounting change	13.3	13.4	16.2	9.8
Loss from discontinued operations, net of tax	(2.4)	(0.4)	(3.5)	(2.7)
Loss on sale of DanChem, net of tax	—	—	—	(1.5)
Cumulative effect of accounting change, net of tax	—	—	(0.4)	—

Net income	$10.9	$13.0	$12.3	$5.6

Basic income (Loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.59	$0.60	$0.72	$0.44
Loss from discontinued operations	(0.11)	(0.02)	(0.16)	(0.12)
Loss on sale of DanChem	—	—	—	(0.07)
Cumulative effect of accounting change	—	—	(0.02)	—

Basic income per common share	$0.48	$0.58	$0.54	$0.25

Diluted income (Loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.59	$0.59	$0.72	$0.43
Loss from discontinued operations	(0.11)	(0.01)	(0.16)	(0.11)
Loss on sale of DanChem	—	—	—	(0.07)
Cumulative effect of accounting change	—	—	(0.02)	—

Diluted income per common share	$0.48	$0.58	$0.54	$0.25

Weighted average common shares outstanding:
Basic	22.6	22.4	22.6	22.4

Diluted	22.6	22.6	22.6	22.6

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2003	2002
Operating activities
Net income	$12.3	$5.6
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Loss from discontinued operations	3.5	2.7
Loss on sale of DanChem	—	1.5
Cumulative effect of accounting change	0.4	—
Equity in earnings of affiliates	(4.1)	(2.0)
Depreciation	26.4	25.5
Amortization of intangibles	1.1	2.6
Deferred taxes	—	6.1
Restructuring	0.6	7.6
Restructuring payments	(3.1)	(4.1)
Changes in assets and liabilities, net of sale of business
Sale of accounts receivable	28.7	71.8
Receivables	(92.6)	(70.3)
Inventories	7.4	(2.7)
Other current assets	(1.4)	(2.0)
Accounts payable and accrued liabilities	22.4	42.5
Noncurrent liabilities	(1.0)	3.1
Other operating activities	12.2	2.8

Net operating activities from continuing operations	12.8	90.7
Change in net assets held for sale	(6.4)	(8.3)

Net operating activities	6.4	82.4

Investing activities
Capital expenditures	(9.0)	(17.1)
Proceeds from sale of business	—	25.0
Other investing activities	1.1	0.1

Net investing activities	(7.9)	8.0

Financing activities
Long-term debt borrowings (repayments), net	14.4	(65.2)
Short-term debt repayments, net	(0.9)	(224.5)
Issuance of unsecured senior notes	—	211.0
Dividends paid	(9.0)	(8.9)
Other financing activities	(0.5)	2.7

Net financing activities	4.0	(84.9)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.2)

Net increase in cash and cash equivalents	2.8	5.3
Cash and cash equivalents, beginning of year	12.2	4.0

Cash and cash equivalents, end of period	$15.0	$9.3

Supplemental cash flow information
Taxes paid (refunds), net	$3.4	$(5.8)

Interest paid	$8.9	$5.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (including its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2002. The Company’s treatment products segment is seasonal in nature, in particular its HTH water products business, as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of approximately 1.3 million and 1.8 million, and 1.0 million and 1.0 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic	22.6	22.4	22.6	22.4
Common equivalent shares from stock options using the treasury stock method	—	0.2	—	0.2

Diluted	22.6	22.6	22.6	22.6

3. Stock Options

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed under SFAS 123, the Company has chosen to measure and recognize stock-based compensation cost using the intrinsic value method, in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock-based compensation plans.

The fair value of each Arch option granted during the three and six months ended 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the date of the grant, the Company’s pro forma net income and basic and diluted earnings per share are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$10.9	$13.0	$12.3	$5.6
Stock-based employee compensation expense, net of tax	(0.2)	(0.2)	(0.4)	(0.4)

Pro forma net income	$10.7	$12.8	$11.9	$5.2

Earnings per share:
Basic—as reported	$0.48	$0.58	$0.54	$0.25

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Basic—pro forma	$0.47	$0.57	$0.53	$0.23
Diluted—as reported	$0.48	$0.58	$0.54	$0.25
Diluted—pro forma	$0.47	$0.57	$0.53	$0.23

4. Accounts Receivable/Short-Term Investment

In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. As of June 30, 2003, the Company had sold $62.2 of participation interests in $101.0 of accounts receivable. The fair value of the retained undivided interest of $34.9 is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheet. The proceeds of the sale were used to reduce borrowings. The costs of the program, including certain one-time fees in 2002, for the three and six months ended June 30, 2003 and 2002 of $0.3 and $0.5, and $0.3 and $0.9, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. Fair value of the retained undivided interest includes a reserve for credit losses and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

5. Inventories

	June 30, 2003	December 31, 2002
Raw materials and supplies	$44.4	$47.1
Work in process	17.5	17.9
Finished goods	122.9	124.9

Inventories, gross	184.8	189.9
LIFO reserve	(43.2)	(44.3)

Inventories, net	$141.6	$145.6

Approximately half of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2003 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2003.

6. Assets Held For Sale/Discontinued Operations

On August 11, 2003, the Company completed the sale of its Hickson International Limited (“Hickson”) organics (Castleford, England) operations (see Note 17 for more information). The Company has been accounting for the Hickson organics division (Castleford, England and Danville, Virginia operations) in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company has presented separately, the assets and liabilities of the discontinued operations on the face of the condensed consolidated financial statements.

The Hickson organics business has been valued on the accompanying Condensed Consolidated Balance Sheets at its estimated net selling price.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Balance Sheet

Assets held for sale at June 30, 2003 and December 31, 2002 include the following:

	June 30, 2003	December 31, 2002
Assets of Hickson organics Castleford business	$33.1	$31.6
Land	4.0	4.0

Assets held for sale	37.1	35.6
Liabilities of Hickson organics Castleford business	11.3	12.9

Liabilities associated with assets held for sale	11.3	12.9
Net assets held for sale	$25.8	$22.7

The major classes of assets and liabilities classified as assets held for sale of the Hickson organics business based in Castleford at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002
Accounts receivable, net	$10.3	$8.5
Prepaid	1.6	0.2
Inventory	13.6	12.0
Property, plant and equipment, net	7.6	10.9

Total assets associated with assets held for sale	33.1	31.6
Accounts payable and accrued liabilities	11.3	12.8
Other liabilities	—	0.1

Total liabilities associated with assets held for sale	11.3	12.9
Net assets held for sale of the Hickson organics Castleford business	$21.8	$18.7

As of June 30, 2003, included in the Company’s Accumulated Other Comprehensive Loss are approximately $5 of deferred gains due to historical translation adjustments of the British pound denominated net assets of the Hickson organics business.

Income (Loss) From Discontinued Operations

Loss From Discontinued Operations for the three and six months ended June 30, 2003 and 2002 includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales—Castleford business	$16.2	$11.5	$28.4	$26.7
Sales—DanChem business	—	—	—	2.9

Total sales of discontinued operations	$16.2	$11.5	$28.4	$29.6

Earnings (loss) before interest and taxes—Castleford	$1.7	$(1.2)	$0.8	$(1.0)
Earnings (loss) before interest and taxes—DanChem	—	—	—	0.1
Restructuring income (charge)—Castleford	0.1	—	0.1	(0.6)
Reserve for losses	—	—	—	(1.4)
Losses offset against reserve	—	1.2	—	1.2
Impairment charge	(4.0)	—	(4.0)	—
Interest expense allocated—Castleford	(0.3)	(0.5)	(0.6)	(0.8)

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Interest expense allocated—DanChem	—	—	—	(0.2)
Tax benefit	0.1	0.1	0.2	—

Loss from discontinued operations	$(2.4)	$(0.4)	$(3.5)	$(2.7)

Valuation reserves are established for capital spending that the Company does not expect to be able to recover upon sale of the business based upon current market conditions.

In June 2003, the Company reviewed the value of the assets related to the Hickson organics business in accordance with SFAS 144, which indicated the carrying value was in excess of its net realizable value. As a result, an impairment charge of $4.0 was recorded to reduce the value of the net assets to their estimated selling price less cost to sell.

In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia, which was part of the Hickson organics division, for approximately $25 and recorded a loss on the disposal of $1.5, net of a tax benefit of $0.9. Proceeds from the sale of these assets have been used to pay down debt.

The operating results for the six months ended June 30, 2002 include a $0.6 restructuring charge, which related to headcount reductions of approximately 25 employees, all of whom have been terminated as of June 30, 2003.

Cash used by the operations of assets held for sale was $6.4 and $8.3 for the six months ended June 30, 2003 and 2002, respectively. The lower use in 2003 was due to improved cash earnings for the Hickson organics Castleford business.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Microelectronic Materials	HTH Water Products	Personal Care & Industrial Biocides	Wood Protection & Industrial Coatings	Performance Products	Total
Balance, December 31, 2002	$26.8	$2.2	$30.3	$72.2	$4.4	$135.9
Other	—	0.2	—	0.6	—	0.8

Balance, June 30, 2003	$26.8	$2.4	$30.3	$72.8	$4.4	$136.7

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.5	$0.4	$0.1	$1.7	$1.5	$0.2
Customer lists	23.8	3.1	20.7	23.8	2.2	21.6
Other	16.1	4.6	11.5	16.3	5.5	10.8

Total amortizable other intangibles	40.4	8.1	32.3	41.8	9.2	32.6
Trademarks	31.5	0.4	31.1	31.5	0.4	31.1

Total non-amortizable other intangibles	31.5	0.4	31.1	31.5	0.4	31.1

Total other intangibles	$71.9	$8.5	$63.4	$73.3	$9.6	$63.7

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Amortization expense for the three and six months ended June 30, 2003 and 2002 was $0.5 and $1.1, and $1.6 and $2.6, respectively. Estimated amortization expense for the year ending December 31, 2003 is $2.2, and $2.0 for years ending December 31, 2004 through 2007.

8. Debt

In June 2003, the Company entered into a new unsecured $210.0 senior revolving credit facility (“credit facility”) which expires in June 2006. This credit facility replaced a $65.0 364-day credit facility, which expired on June 21, 2003, and a $125.0 revolving five-year credit facility that was scheduled to expire in January 2004. The facility contains a quarterly leverage ratio (debt / EBITDA) covenant not to exceed 3.5 and a consolidated interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the facility restricts the payment of dividends and repurchase of stock to $65.0 plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. As of June 30, 2003, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on its quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios.

At June 30, 2003, the Company had $13.4 of outstanding letters of credit and $5.8 of letters of guarantee. As of June 30, 2003, the Company has agreed to guarantee 50% up to a maximum of $8.5 of Planar Solutions’ (a joint venture) borrowings ($5.4 at June 30, 2003), which is provided by the Company’s joint venture partner and expires in May 2005, and payments on certain Planar Solutions equipment leases ($0.4 at June 30, 2003), which expire in May 2004. The Company would be required to perform under the above two guarantees in the case of nonpayment by Planar Solutions.

In May 2003, the Company terminated its interest rate swap agreements. As a result, the Company received cash proceeds of $7.1, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt. In accordance with SFAS 133, the basis adjustment of $7.1 has been recorded as an increase to the carrying amount of the senior notes and will be amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method.

9. Derivative Instruments and Hedging

The Company accounts for derivatives in accordance with SFAS 133, as amended by SFAS No. 137 and SFAS No. 138.

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2003. During the three and six months ended June 30, 2003 and 2002, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2003 and 2002, the Company recorded income (loss) of $(0.2) and $(0.2), and $0.5 and $0.6, respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three and six months ended June 30, 2003 and 2002, the Company recorded a net gain (loss) of $(0.1) and $(0.1), and $(0.1) and $0, respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Natural Gas

In order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements. These contracts expired in April 2002. These contracts were recorded at fair value. These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. During the six months ended June 30, 2002, the Company recorded a gain of $0.1, in Selling and Administration expenses related to these contracts.

Debt and Interest

In May 2003, the Company terminated its interest rate swap agreements that were entered into in April 2002. As a result, the Company received cash proceeds of $7.1, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt and reduced the amount recorded in Other Assets for such derivative instruments to zero. There was no gain or loss on the transaction.

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.5 and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

10. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$10.9	$13.0	$12.3	$5.6
Foreign currency translation adjustments	8.5	10.0	11.2	9.4
Net unrealized gain (loss) on derivative instruments	(0.2)	0.5	(0.2)	0.6

Total other comprehensive income	8.3	10.5	11.0	10.0

Comprehensive income	$19.2	$23.5	$23.3	$15.6

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

11. Accumulated Net Unrealized Gain on Derivative Instruments

Changes in the accumulated net unrealized gain on derivative instruments for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Beginning balance of accumulated net unrealized gain on derivative instruments	$0.3	$0.1	$0.3	$—
Net gain (loss) on cash flow hedges	(0.1)	0.6	(0.1)	0.7
Reclassification into earnings	(0.1)	(0.1)	(0.1)	(0.1)

Ending balance of accumulated net unrealized gain on derivative instruments	$0.1	$0.6	$0.1	$0.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales:
Microelectronic Materials	$37.6	$35.8	$72.5	$68.0
Treatment Products:
HTH Water Products	122.5	114.8	175.1	163.3
Personal Care & Industrial Biocides	37.5	32.0	75.8	61.4
Wood Protection & Industrial Coatings	72.1	61.9	132.0	114.6

Total Treatment Products	232.1	208.7	382.9	339.3
Performance Products	28.7	31.1	58.9	62.6
Other Specialty Products	19.4	20.6	36.0	37.4

Total Sales	$317.8	$296.2	$550.3	$507.3

Operating Income (Loss):
Microelectronic Materials	$—	$(2.4)	$(0.5)	$(6.7)
Treatment Products:
HTH Water Products	18.1	15.3	21.5	20.0
Personal Care & Industrial Biocides	7.1	7.2	14.9	13.5
Wood Protection & Industrial Coatings	4.1	6.1	6.3	8.4

Total Treatment Products	29.3	28.6	42.7	41.9
Performance Products	(1.5)	0.3	(3.9)	(1.3)
Other Specialty Products	2.0	2.7	2.6	4.1
Corporate Unallocated	(3.5)	(3.3)	(6.7)	(7.2)

Total Segment Operating Income before Restructuring	$26.3	$25.9	$34.2	$30.8
Restructuring	(1.4)	—	(0.6)	(7.6)

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Total Operating Income	$24.9	$25.9	$33.6	$23.2

Capital Spending:
Microelectronic Materials	$0.8	$0.4	$1.2	$1.1
Treatment Products:
HTH Water Products	0.3	2.0	1.0	4.1
Personal Care & Industrial Biocides	1.3	1.9	1.9	2.8
Wood Protection & Industrial Coatings	0.8	0.8	1.1	1.6

Total Treatment Products	2.4	4.7	4.0	8.5
Performance Products	0.8	0.7	1.7	1.8
Other Specialty Products	1.1	2.4	2.1	5.7

Total Capital Spending	$5.1	$8.2	$9.0	$17.1

Segment operating income (loss) includes the equity in earnings (losses) of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income (loss) excludes interest income, interest expense, restructuring and certain unallocated expenses of the corporate headquarters. The Company believes the exclusion of restructuring from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

13. Restructuring

In the second quarter of 2003, the Company recorded a charge of $1.4 for headcount reductions of approximately 30 employees in the performance products and other specialty products segments. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana.

In the first quarter of 2003, the Company recorded a charge of $1.1, for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction in the prior years’ restructuring reserves of $1.9 for revisions to previous plans’ estimates in the first quarter of 2003. The additional headcount reductions were three employees in the treatment products segment, as well as three employees at corporate.

The following table summarizes activity related to its restructuring plans:

	Severance Costs	Asset Write-downs	Other Items	Total
Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(6.1)	—	(0.5)	(6.6)
Reclass postemployment liability	(0.5)	—	—	(0.5)
Utilized	—	—	(0.4)	(0.4)

Balance at December 31, 2002	5.2	—	2.3	7.5
2003 Activity:
Provision	2.5	—	—	2.5

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Payments	(2.7)	—	(0.4)	(3.1)
Utilized	—	—	(0.1)	(0.1)
Reserve reduction	(1.1)	—	(0.8)	(1.9)

Balance at June 30, 2003	$3.9	$—	$1.0	$4.9

As of June 30, 2003, $38.2 had been charged against restructuring reserves. As of June 30, 2003, all of the employees from the 2002, 2001 and 2000 restructuring programs had been terminated. At June 30, 2003, $4.9 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

14. Significant Contract

In April 2002, pursuant to the Company’s Chlor-Alkali Supply Agreement with Olin Corporation (“Olin”), the Company notified Olin of its intention to terminate its agreement effective December 31, 2003.

15. Commitments and Contingencies

In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment, in favor of a railroad, of approximately $8.5 plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 plus interest. The railroad has appealed the judgment. The judgment and related interest is included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company does not expect any final resolution of this case to have a material adverse effect on the results of operations or the financial position of the Company.

The Company settled a product claim by a customer related to a discontinued product in August 2002 for $3.0, net of insurance claims of approximately $2.5. The full settlement of $5.5 was paid by the Company during the third quarter of 2002. Actual insurance proceeds of $1.6 were received by March 31, 2003 in full settlement of the insurance claims.

Five putative class action lawsuits were filed in various state and federal courts against several chromated copper arsenate (“CCA”) manufacturers, including the Company’s CCA-formulating subsidiary Arch Wood Protection, Inc., the Company, several CCA customers and various retailers regarding the marketing and use of CCA-treated wood. Three of these cases have been dismissed without prejudice. In the fourth case, the federal district court has ruled that the requirements for a class action have not been met and has denied class action status in this case. Subsequently, the court granted plaintiffs’ motion for voluntary dismissal of their claims against the Company, its subsidiaries and several other defendants. In the fifth case (Ardoin v. Stine Lumber Company et. al.), the court has not yet reached the issue of whether the case should or should not be certified as a class action, although management believes the precedent set in the fourth case will prevail in the Ardoin case as well.

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

The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in the three and six months ended June 30, 2003 and may increase in the future.

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

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired through its subsidiaries certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying Condensed Consolidated Financial Statements.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items, other than those described above, during the six months ended June 30, 2003.

See the Company’s Form 10-K for the year ended December 31, 2002 for additional information.

16. New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted SFAS No. 143, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 the Company recorded an asset, liability and a one-time cumulative effect charge, net of tax benefit, of $0.4, $0.6 and $0.4, respectively, to reflect the cost of retirement obligations related to facilities, certain equipment used in the manufacturing process, underground tanks and a landfill. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with owned or leased buildings and manufacturing facilities have not been recorded because these retirement obligations have an indeterminate settlement date, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant. At June 30, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was not significant. At January 1, 2002, the pro forma amount of the Company’s asset retirement obligations, using the assumptions as of the date of the adoption of SFAS No. 143 would be $0.6. Pro forma effects for the three and six months ended June 30, 2002, assuming adoption of SFAS 143 as of January 1, 2002, were not material to net earnings or per-share amounts.

17. Subsequent Events

In July 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Proceeds from the sale were approximately $48 and a pretax gain of approximately $27 will be recorded during the third quarter of 2003. Proceeds from the sale were used to reduce existing debt levels. The business had sales and operating income for the six months ended June 30, 2003 and 2002 of $17.5 and $1.7, and $17.4 and $1.2, respectively.

On August 1, 2003, the Company completed the purchase of the remaining 50 percent share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for approximately $6. The plant produces calcium hypochlorite, which is marketed under the HTH® brand, for use in residential and

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

commercial swimming pools. Annual sales of this entity for the year-ended December 31, 2002 were approximately $20.

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were approximately £11 million ($18), subject to a post-closing working capital adjustment. Proceeds consist of cash of approximately £9.5 million ($15.5) and a note for approximately £1.5 million ($2.5), of which a portion of the repayment is contingent on future operating results.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s treatment products segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40% – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring and certain unallocated expenses of the corporate headquarters.

The term “Company” as used in Items 1 and 2 of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(In millions, except per share amounts)
Sales	$317.8	$296.2	$550.3	$507.3

Gross Margin	$92.8	$91.6	$157.8	$149.8
Selling and Administration	62.3	59.7	115.0	106.8
Amortization of Intangibles	0.5	1.6	1.1	2.6
Research and Development	5.9	5.8	11.6	11.6
Equity in (Earnings) of Affiliated Companies	(2.2)	(1.4)	(4.1)	(2.0)
Restructuring	1.4	—	0.6	7.6
Interest Expense, net	4.3	5.0	8.4	8.2
Income Tax Expense	7.3	7.5	9.0	5.2
Loss from Discontinued Operations, net of tax	(2.4)	(0.4)	(3.5)	(2.7)
Loss on Sale of DanChem, net of tax	—	—	—	(1.5)
Cumulative Effect of Accounting Change, net of tax	—	—	(0.4)	—

Net Income	$10.9	$13.0	$12.3	$5.6

Diluted Income Per Common Share	$0.48	$0.58	$0.54	$0.25

Net income from continuing operations before cumulative effect of accounting change for the three and six months ended June 30, 2003 and 2002 was $13.3 million and $16.2 million, and $13.4 million and $9.8 million, respectively, which included $0.8 million and $0.3 million and $0 million and $4.7 million of restructuring expense, net of tax, respectively. For the three and six months ended June 30, 2003 and 2002, net income per share from continuing operations before cumulative effect of accounting change was $0.59 and $0.72, and $0.59 and $0.43 respectively, which included $(0.03) and $(0.01) and $0 and $(0.21) per share from restructuring, net of tax, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

Three Months Ended June 30, 2003 Compared to 2002

Sales increased $21.6 million, or approximately seven percent, due to favorable foreign exchange (approximately five percent), higher volumes (approximately one percent) and higher prices (approximately one percent). Sales were higher in the industrial coatings and water products businesses principally due to the favorable effect of foreign exchange. Sales were higher in the industrial biocides business as a result of continued strong demand for biocides used in marine antifouling paint and building products. Sales also increased due to higher volumes in the microelectronic materials segment, partially offset by a decrease in volumes in the performance products segment.

Gross margin percentage was 29.2% and 30.9% for 2003 and 2002, respectively. The decrease in margin percentage was primarily a result of lower margins in the hydrazine and performance urethanes businesses due to higher raw material and energy costs, partially offset by higher margins in the wood protection business due to a favorable product mix.

Selling and administration expenses as a percentage of sales decreased to 19.6% in 2003 from 20.2% in 2002. Selling and administration expenses increased in amount by $2.6 million primarily due to higher CCA-related and other legal costs in the treatment products segment as well as the unfavorable effect of foreign exchange (approximately six percent). These factors were partially offset by lower selling and administration costs in the treatment products segment due to lower advertising costs related to the HTH® and POOLIFETM brands and cost-reduction initiatives in the microelectronic materials and performance products segments.

Amortization of intangibles decreased $1.1 million from the prior year, due to intangibles that became fully amortized in 2002 and the write-off of certain intangible assets due to the cancellation of certain technology agreements in 2002.

Research and development expenses were comparable to 2002 primarily due to cost reduction initiatives in the microelectronic materials segment, which were offset by increased spending in the treatment products segment to support various growth initiatives.

Equity in earnings of affiliated companies increased $0.8 million due to favorable operating results of Koppers Arch and Planar Solutions joint ventures. Planar Solutions increased significantly due to higher sales of copper-based slurries.

Restructuring in 2003 includes a charge of $1.4 million for severance costs related to headcount reductions in the other specialty products and performance products segments. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana.

Interest expense, net decreased $0.7 million due to lower effective interest rates, partially offset by higher debt levels and the write-off of financing fees related to the Company’s $125.0 million credit facility that was scheduled to expire in January 2004 and was replaced in June 2003.

The tax rate on net income from continuing operations for the three months ended June 30, 2003 and 2002 was 35% and 36%, respectively. The impact of restructuring decreased the effective tax rate on net income from continuing operations by 1% for the three months ended June 30, 2003.

Loss from discontinued operations, net of tax, in 2003 and 2002 reflects the results of operations and interest expense allocated to the Hickson organics Castleford business. The organics business reported sales of $16.2 million and a net loss of $2.4 million compared with sales of $11.5 million and a net loss of $0.4 million in 2002. Excluding the favorable effect of foreign exchange (approximately 14%), sales increased 27% from the prior year due to new product launches for contract manufacturing, partially offset by lower sales in the Fine Chemical market. The second quarter 2003 results includes an impairment charge of $4.0 million to adjust the net asset value to its estimated net selling price less costs to dispose. Excluding the impairment charge, operating results increased due to the higher sales, favorable product mix and savings from cost-reduction initiatives.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

Six Months Ended June 30, 2003 Compared to 2002

Sales increased $43.0 million, or approximately nine percent due to favorable foreign exchange (approximately five percent), an increase in overall volumes (approximately three percent) and higher pricing (approximately one percent). The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and water products businesses. Sales were higher in the industrial biocides business as a result of continued strong demand for biocides used in marine antifouling paint. Sales also increased due to higher volumes in the microelectronic materials segment, partially offset by a decrease in volumes in the performance products segment.

Gross margin percentage was 28.7% and 29.5% for 2003 and 2002, respectively. The decrease in margin percentage was primarily a result of lower sales volumes in the performance urethanes business due to continued economic issues and political instability in Venezuela and higher raw material and energy costs in the hydrazine and performance urethanes businesses.

Selling and administration expenses as a percentage of sales decreased to 20.9% in 2003 from 21.1% in 2002 and these expenses increased in amount by $8.2 million. The increase in amount was primarily due to higher CCA-related and other legal costs in the treatment products segment, higher insurance costs and the unfavorable effect of foreign exchange (approximately four percent), partially offset by lower advertising costs related to the HTH water products business.

Amortization of intangibles decreased $1.5 million from the prior year, primarily due to intangibles that became fully amortized in 2002.

Research and development expenses were comparable to 2002 primarily due to cost reduction initiatives in the microelectronic materials segment, which were offset by increased spending in the treatment products segment to support growth initiatives.

Equity in earnings of affiliated companies increased $2.1 million due to favorable operating results of all the joint ventures, in particular the Planar Solutions joint venture due to higher sales of copper-based slurries.

Restructuring in 2003 includes $1.4 million for severance costs related to headcount reductions in the other specialty products and performance products segments. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana. 2003 also includes $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction of the prior years’ restructuring reserves of $1.9 million due to revisions to previous plans’ estimates in the first quarter of 2003. Restructuring in 2002 includes employee-related costs for headcount reductions in the microelectronic materials, treatment products and performance products segments and expenses related to the consolidation of several treatment products operations.

Interest expense, net increased $0.2 million due to the write-off of financing fees related to the Company’s $125.0 million credit facility that was scheduled to expire in January 2004, that was replaced in June 2003, partly offset by lower effective interest rates.

The tax rate on net income from continuing operations for the six months ended June 30, 2003 and 2002 was 36% and 35%, respectively. The impact of restructuring decreased the effective tax rate on net income from continuing operations by one percent for six months ended June 30, 2002.

Loss from discontinued operations, net of tax, in 2003 and 2002 reflects the results of operations and interest expense allocated to the Hickson organics Castleford business. Excluding the effect of foreign exchange, sales decreased four percent due to lower fine chemical sales, partly offset by higher contract manufacturing. Operating results increased as higher sales and a favorable product mix were partly offset by an impairment charge of $4.0 million to adjust the net asset value to its estimated selling price less costs to dispose. The 2002 results of operations include a $0.6 million restructuring charge for headcount reductions and a $1.4 million charge for estimated losses, of which $1.2 million had been charged against such reserve.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

Third Quarter and Full Year Outlook

The Company anticipates earnings per share in the third quarter 2003 to be in the $0.05 range, compared to $0.08 in the prior-year quarter, excluding the results of the Hickson organics Castleford business. For the full-year 2003, earnings per share, excluding the results of the Hickson organics Castleford business and restructuring, are now expected to be in the $0.65 range, which is at the lower end of our earlier guidance, principally due to continued poor operating results of the performance products business and slower than expected recovery in the microelectronics industry. Depreciation and amortization is estimated to be approximately $55 million. Capital spending is expected to be in the $30 to $35 million range. See “Cautionary Statement under Federal Securities Laws” below.

Segment Information

The Company has organized its business portfolio into four operating segments to reflect the Company’s business strategy. The four segments are microelectronic materials, treatment products, performance products and other specialty products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Performance products includes the performance urethanes business. Other specialty products include the hydrazine and sulfuric acid businesses. The following compares segment sales and operating income for the three and six months end June 30, 2003 and 2002 (including equity in earnings of affiliated companies and excluding restructuring and certain unallocated expenses of the corporate headquarters):

Microelectronic Materials

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Results of Operations
Sales	$37.6	$35.8	$72.5	$68.0
Operating Loss	—	(2.4)	(0.5)	(6.7)

Three Months Ended June 30, 2003 Compared to 2002

Sales increased $1.8 million or approximately five percent. Sales increased due to the increased growth in polyimides, ancillaries and thin film products and favorable effect of foreign currency, partially offset by pricing pressure in certain ancillary product lines. Operating results improved significantly as a result of the higher sales, improved operating results of the Company’s Planar Solutions joint venture and lower legal costs. Lower selling and administration costs due to cost-reduction initiatives were partly offset by the unfavorable effect of foreign exchange.

Six Months Ended June 30, 2003 Compared to 2002

Sales increased $4.5 million or approximately seven percent. The increase in sales is due to higher volumes (approximately six percent), favorable foreign exchange (approximately three percent), partially offset by lower prices (approximately two percent). Increased volumes of polyimides, ancillaries and thin films were partially offset by pricing pressure in ancillary products. Operating results improved significantly as a result of the higher sales, favorable raw material pricing, lower legal costs and improved operating results of its joint ventures. Lower selling and administration costs due to cost-reduction initiatives were partly offset by the effect of unfavorable foreign exchange. Operating results of FUJIFILM Arch and Planar Solutions joint ventures increased due to significantly higher sales as a result of market share gain for advanced photoresists, new products introduced in Asia for flat panel display applications and CMP copper slurries used in advanced manufacturing processes.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

Treatment Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$122.5	$114.8	$175.1	$163.3
Personal Care & Industrial Biocides	37.5	32.0	75.8	61.4
Wood Protection & Industrial Coatings	72.1	61.9	132.0	114.6

Total Treatment Products	$232.1	$208.7	$382.9	$339.3

Operating Income
HTH Water Products	$18.1	$15.3	$21.5	$20.0
Personal Care & Industrial Biocides	7.1	7.2	14.9	13.5
Wood Protection & Industrial Coatings	4.1	6.1	6.3	8.4

Total Treatment Products	$29.3	$28.6	$42.7	$41.9

Three Months Ended June 30, 2003 Compared to 2002

Sales increased approximately 11% and operating income decreased by $0.7 million. The increase in sales is due to favorable foreign exchange (approximately seven percent), higher volumes (approximately three percent) and higher pricing (approximately one percent).

HTH Water Products

Sales increased approximately seven percent due to favorable foreign currency rates (approximately five percent), higher branded chlorinated isocyanurates (Pace®) and non-branded calcium hypochlorite volumes and favorable pricing for pool maintenance products and accessories. These were partially offset by lower branded calcium hypochlorite sales due to the unseasonably cool and damp weather resulting in delayed pool openings in several of its major markets. Operating income increased due primarily to lower advertising costs. In addition, the favorable impact of higher sales and lower manufacturing costs resulting from cost-containment initiatives were partly offset by the unfavorable impact of lower production compared to the prior year.

Personal Care and Industrial Biocides

Sales were approximately 17% higher than 2002 due to increased volume from continued strong demand for biocides used in marine antifouling paint and building products. Operating income was comparable to 2002 as the higher sales were offset by significantly higher legal expenses in the personal care product line relating to litigation in which the Company is asserting claims against a former owner and several former employees of an acquired business.

Wood Protection & Industrial Coatings

Sales increased approximately 16% over the prior year principally due to favorable foreign currency rates. Excluding the favorable impact of foreign currency, sales were comparable as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and higher industrial coatings volumes were offset by lower volumes of traditional CCA products. Operating income was lower than prior year due to on-going legal defense expenses associated with CCA product related lawsuits and higher new product launch costs associated with CCA-alternative preservatives.

Six Months Ended June 30, 2003 Compared to 2002

Sales increased approximately 13% and operating income increased $0.8 million. The increase in sales is primarily due to favorable foreign exchange (approximately seven percent), higher volumes (approximately five percent ) and higher prices (approximately one percent).

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

HTH Water Products

Sales increased $11.8 million, or approximately seven percent, and operating income increased $1.5 million. The increase in sales was principally due to favorable foreign currency rates (approximately four percent), stronger international volumes, higher branded chlorinated isocyanurates (Pace®) and non-branded calcium hypochlorite volumes. The higher operating results were primarily due to lower manufacturing costs resulting from cost-containment initiatives and lower advertising costs, partly offset by the unfavorable impact of lower production.

Personal Care and Industrial Biocides

Sales increased $14.4 million, or approximately 23%, due to higher volumes from continued strong demand for biocides used in marine antifouling paint, building products and personal care products. Antifouling paint sales more than doubled as a result of increased demand due to the proposed ban on tributyl tin in marine paint. Operating income increased $1.4 million due to the higher sales, partially offset by higher legal expenses in the personal care product line relating to litigation in which the Company is asserting claims against a former owner and several former employees of an acquired business.

Wood Protection & Industrial Coatings

Sales were approximately 15% higher than the prior year due to favorable foreign currency translation (approximately 14%). Excluding the favorable impact of foreign currency, sales were comparable as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and higher industrial coatings volumes were offset by lower volumes of traditional CCA products. Operating income was lower than prior year due to higher ongoing legal defense expenses associated with CCA product related lawsuits and new product launch costs of CCA-alternative preservatives that were partially offset by the benefit of a favorable CCA liability settlement.

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Results of Operations
Sales	$28.7	$31.1	$58.9	$62.6
Operating Income (Loss)	(1.5)	0.3	(3.9)	(1.3)

Three Months Ended June 30, 2003 Compared to 2002

Sales decreased $2.4 million and operating income (loss) decreased $1.8 million. Sales were lower than prior year due to reduced Latin American sales, due to poor economic conditions and continued political instability in Venezuala, the withdrawal from a Middle Eastern market and lower propylene glycol sales in North America, partially offset by higher polyol volumes. Operating results decreased due to the lower sales and higher raw material and energy costs, partially offset by lower selling and administration expenses resulting from cost-reduction initiatives.

Six Months Ended June 30, 2003 Compared to 2002

Sales decreased $3.7 million principally due to reduced Latin American sales, a result of poor economic conditions and continued political instability in Venezuela, and the withdrawal from a Middle Eastern market, partially offset by higher polyol volumes. Operating results decreased $2.6 million due to the lower sales and higher raw material and energy costs, partially offset by lower selling and administration expenses due to cost saving initiatives implemented in 2002.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

Other Specialty Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in millions)
Results of Operations
Sales	$19.4	$20.6	$36.0	$37.4
Operating Income	2.0	2.7	2.6	4.1

Three Months Ended June 30, 2003 Compared to 2002

Sales decreased $1.2 million and operating income decreased $0.7 million.

Hydrazine sales decreased approximately nine percent due to lower hydrate volumes, partly offset by higher propellant volumes and higher hydrate pricing. Operating income was lower than prior year primarily due to the lower sales and higher raw material costs.

Sulfuric acid sales were comparable to last year as higher volumes were offset by an unfavorable product mix. Operating income has improved slightly from last year due to lower operating costs principally related to the plant maintenance outages in 2002, partly offset by higher raw material costs.

Six Months Ended June 30, 2003 Compared to 2002

Sales decreased by $1.4 million and operating income decreased by $1.5 million.

Hydrazine sales decreased by approximately eight percent due to lower hydrate volumes from decreased demand and lower foreign sales due to economic conditions, partly offset by higher propellants volume. Operating income was lower than prior year primarily due to the lower sales and higher manufacturing costs.

Sulfuric acid sales were comparable due to higher sales volumes offset by unfavorable pricing due to product mix. Operating income increased by $0.5 million due to lower operating costs principally related to the plant maintenance outages in 2002, partly offset by higher raw material costs. This business was sold in July 2003; see accompanying Note 17 (Subsequent Events) to the condensed consolidated financial statements for additional information.

Liquidity, Investment Activity and Other Financial Data

	Six Months Ended June 30,
Cash Flow Data	2003	2002
	($ in millions)
Provided By (Used For)
Sale of Accounts Receivable	$28.7	$71.8
Net Operating Activities from Continuing Operations	12.8	90.7
Change in Net Assets Held for Sale	(6.4)	(8.3)
Capital Expenditures	(9.0)	(17.1)
Proceeds from Sale of Business	—	25.0
Net Investing Activities	(7.9)	8.0
Debt Borrowing (Repayments)	13.5	(78.7)
Net Financing Activities	4.0	(84.9)

Six Months Ended June 30, 2003 Compared to 2002

For the six months ended June 30, 2003 and 2002, $12.8 million was provided by operating activities from continuing operations compared to $90.7 million provided by operating activities from continuing operations,

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

respectively, which was primarily attributable to the lower proceeds from the sale of accounts receivable ($43.1 million) in 2003 as compared to 2002, which was the first year of the program. In addition, there was an increase in working capital in 2003 compared to a decrease in working capital in 2002. The increase in 2003 working capital is primarily the result of an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. The timing of collections for the microelectronic materials segment and the result of stronger sales for the treatment products segment in particular were the primary drivers of the increase in accounts receivable. The decrease in accounts payable and accrued liabilities is primarily due to the timing of payments. The increase in working capital was partially offset by the cash proceeds from the termination of interest rate swap agreements of $7.1 million, which represented the market value of the contracts on the date of termination. Tax payments were $3.4 million compared to a net refund of $5.8 million in 2002.

Cash used by assets held for sale was $6.4 million in 2003 compared to $8.3 million in 2002 primarily due to improved operating results of the Hickson organics Castleford business.

Capital expenditures for the first six months of 2003 were $8.1 million lower than 2002 due to overall lower expenditures in the other specialty products segment and the treatment products segment. Capital expenditures for 2003 are expected to be in the $30 to $35 million range.

In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million. Proceeds from the sale of these assets were used to pay down debt.

On June 5, 2003, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $9.0 million during the first six months of 2003.

On October 28, 1999, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. Through June 30, 2003, the Company had repurchased approximately 893,000 shares under this program at a cost of approximately $16 million. The program was suspended in 2000 pending the completion of the Hickson acquisition, including the subsequent sale of the organics business. The Company will review the stock repurchase program with its Board of Directors at its next regularly scheduled Board meeting in October.

In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility (“credit facility”) which expires in June 2006. This credit facility replaced a $65.0 million 364-day credit facility, which expired on June 21, 2003, and a $125.0 million revolving five-year credit facility that was scheduled to expire in January 2004. The facility contains a quarterly leverage ratio (debt / EBITDA) covenant not to exceed 3.5 and a consolidated interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. As of June 30, 2003, facility fees payable on the credit facility are 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. As of June 30, 2003, the Company’s borrowings were on an overnight basis at the prime rate of 4.0%. At June 30, 2003 the Company had approximately $195.0 million of available borrowings under this credit facility.

In May 2003, simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.5 million and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. As of June 30, 2003, the Company had sold $62.2 million of

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

participation interests in accounts receivable under this program.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements. The notes contain quarterly leverage ratio covenants of 3.5, fixed coverage ratio covenants of 2.25, and restrict the payment of dividends and repurchases of stock in excess of $65.0 million plus 50% of cumulative net income under certain circumstances. In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%. Proceeds from the issuance of these notes have been used to pay down debt, including the credit facility used to acquire Hickson.

At June 30, 2003, the Company had $13.4 million of outstanding letters of credit. In addition, the Company had $5.8 million of letters of guarantee for its joint venture Planar Solutions’ borrowings and certain equipment leases. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

The Company believes that the credit facility, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants which could trigger a default condition under its debt agreements.

On July 24, 2003, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on September 3, 2003, to shareholders of record at the close of business on August 4, 2003.

Recent Developments

In July 2003 the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Proceeds from the sale were approximately $48 million and a pretax gain of approximately $27 million will be realized during the third quarter of 2003. Proceeds from the sale were used to reduce existing debt levels. The business had sales and operating income for the six months ended June 30, 2003 and 2002 of $17.5 million and $1.7 million, and $17.4 million and $1.2 million, respectively.

On August 1, 2003, the Company completed the purchase of the remaining 50 percent share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for approximately $6 million. The plant produces calcium hypochlorite, which is marketed under the HTH® brand for use in residential and commercial swimming pools. Annual sales of this entity for the year ended December 31, 2002 were approximately $20 million.

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were approximately £11 million ($18 million), subject to a post-closing working capital adjustment. Proceeds consist of cash of approximately £9.5 million ($15.5 million) and a note for approximately £1.5 million ($2.5 million), of which a portion of the repayment is contingent on future operating results.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation may have an effect on existing practice because it requires existing variable interest entities (VIEs) to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company has no unconsolidated VIEs and therefore its condensed consolidated financial statements are in compliance with the requirements of the interpretation.

In April 2003, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The FASB also tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB plans to issue an exposure draft later this year that could become effective in 2004. Until a new Statement is issued, the provisions of APB No. 25 and SFAS No. 123 will remain in effect. The Company will evaluate the impact of any

Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued

new Statement regarding employee equity-based awards as requirements are finalized and a new Statement is issued.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires companies that issue certain types of freestanding financial instruments, such as those used in stock buy-back programs, to treat them as liabilities on their balance sheet, measured at fair value in all but one case. SFAS 150 is effective immediately for all freestanding financial instruments of public companies entered into or modified after May 31, 2003. All freestanding financial instruments of public companies entered into or modified before June 1, 2003 shall apply the provisions of SFAS 150 no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company has no instruments that are covered by this statement.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2003 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against foreign currencies; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; gains or losses on derivative instruments; and the inability of the Company to sell the Hickson organics Castleford, England operation or to sell it at its desired price.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2003, the Company was exposed to interest rate risk on approximately 50% of its outstanding borrowings including funding under its accounts receivable securitization program which are subject to floating rates. Based on the Company’s expected 2003 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $1.0 million.

Foreign Currency Risk

At June 30, 2003, the Company had forward contracts to sell foreign currencies with notional amounts of $10.9 million and forward contracts to buy foreign currencies with notional amounts of $6.0 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At June 30, 2003, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene and, after December 31, 2003, the purchase of chlorine and caustic. Holding other variables constant, a 10 percent adverse change in the price of propylene and natural gas would decrease the Company’s results of operations and cash flows by approximately $1 million each.

See the Company’s Form 10-K for the year ended December 31, 2002 for additional information on the above items.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 24, 2003. Of the 22,404,404 shares of common stock entitled to vote at such meeting, at least 21,094,692 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors John W. Johnstone as a Class I director with a term expiring in 2006. Votes cast for and votes withheld in the election of Directors were as follows:

	FOR	WITHHELD
John W. Johnstone	20,088,801	1,005,891

There were no abstentions or broker non-votes. The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Company for 2003. Voting for the resolution ratifying the appointment were 20,320,890 shares. Voting against were 648,085 shares. Abstaining were 125,717 shares. There were no broker non-votes.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K.

4.	Revolving Credit Agreement, dated as of June 20, 2003, among Arch Chemicals, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Except for a Form 8-K filed on May 2, 2003 with respect to Item 12 thereof, no reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

August 12, 2003	By:	/s/ LOUIS S. MASSIMO
Louis S. Massimo Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.	Revolving Credit Agreement, dated as of June 20, 2003, among Arch Chemicals, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.