Form 10-Q
period 2003-09-30
ARCH CHEMICALS INC
filed 2003-11-07
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

As of October 31, 2003, there were 22,479,690 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47.5	$12.2
Accounts receivable, net	134.2	95.5
Short-term investment	51.4	17.9
Inventories, net	137.7	144.7
Other current assets	29.1	33.2
Assets held for sale	—	53.7

Total current assets	399.9	357.2
Investments and advances - affiliated companies at equity	33.9	28.5
Property, plant and equipment, net	282.9	302.7
Goodwill	136.7	135.9
Other intangibles	62.5	63.7
Other assets	44.1	51.1

Total assets	$960.0	$939.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3.7	$2.4
Accounts payable	128.2	131.4
Accrued liabilities	97.5	88.6
Liabilities associated with assets held for sale	—	15.7

Total current liabilities	229.4	238.1
Long-term debt	219.3	220.8
Other liabilities	154.8	150.2

Total liabilities	603.5	609.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 22.5 shares issued and outstanding (22.4 in 2002)	22.5	22.4
Additional paid-in capital	397.9	410.2
Retained earnings (accumulated deficit)	20.5	(9.5)
Accumulated other comprehensive loss	(84.4)	(93.1)

Total shareholders’ equity	356.5	330.0

Total liabilities and shareholders’ equity	$960.0	$939.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$256.2	$233.6	$789.0	$723.5
Cost of goods sold	182.8	169.2	560.4	511.4
Selling and administration	63.5	53.8	178.7	162.3
Research and development	5.8	5.7	17.4	17.3
Equity in (earnings) of affiliated companies	(3.4)	(1.7)	(7.5)	(3.7)
Restructuring	—	—	0.6	7.6

Income from continuing operations before interest, taxes and cumulative effect of accounting change	7.5	6.6	39.4	28.6
Interest expense	4.3	4.2	13.0	12.9
Interest income	0.1	0.2	0.4	0.7

Income from continuing operations before taxes and cumulative effect of accounting change	3.3	2.6	26.8	16.4
Income tax expense	1.2	0.9	9.6	5.7

Income from continuing operations before cumulative effect of accounting change	2.1	1.7	17.2	10.7
Income (loss) from discontinued operations, net of tax	0.6	(1.1)	(1.8)	(3.0)
Gain (loss) on sales of discontinued operations, net of tax	15.0	—	15.0	(1.5)
Cumulative effect of accounting change, net of tax	—	—	(0.4)	—

Net income	$17.7	$0.6	$30.0	$6.2

Basic income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.09	$0.07	$0.76	$0.48
Income (loss) from discontinued operations	0.03	(0.04)	(0.08)	(0.13)
Gain (loss) on sales of discontinued operations	0.66	—	0.66	(0.07)
Cumulative effect of accounting change	—	—	(0.02)	—

Basic income per common share	$0.78	$0.03	$1.32	$0.28

Diluted income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.09	$0.07	$0.76	$0.47
Income (loss) from discontinued operations	0.03	(0.04)	(0.08)	(0.12)
Gain (loss) on sales of discontinued operations	0.66	—	0.66	(0.07)
Cumulative effect of accounting change	—	—	(0.02)	—

Diluted income per common share	$0.78	$0.03	$1.32	$0.28

Weighted average common shares outstanding:
Basic	22.6	22.5	22.6	22.5

Diluted	22.7	22.6	22.6	22.6

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net income	$30.0	$6.2
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Loss from discontinued operations	1.8	3.0
(Gain) loss on sale of discontinued operations	(15.0)	1.5
Cumulative effect of accounting change	0.4	—
Equity in earnings of affiliates	(7.5)	(3.7)
Depreciation and amortization	39.1	40.3
Deferred taxes	—	6.0
Restructuring	0.6	7.6
Restructuring payments	(4.0)	(5.2)
Changes in assets and liabilities, net of purchase and sales of businesses
Accounts receivable securitization program	(33.5)	54.7
Receivables	(30.0)	(10.4)
Inventories	16.4	0.9
Other current assets	1.4	0.4
Accounts payable and accrued liabilities	(1.3)	(0.1)
Noncurrent liabilities	1.6	0.9
Other operating activities	3.8	(0.7)

Net operating activities from continuing operations	3.8	101.4
Change in net assets held for sale	(13.5)	(10.0)

Net operating activities	(9.7)	91.4

Investing activities
Capital expenditures	(12.4)	(21.2)
Business acquired in purchase transaction, net of cash acquired	(2.5)	—
Proceeds from sales of businesses	61.5	25.0
Proceeds from sales of land	2.0	2.3
Other investing activities	1.6	0.1

Net investing activities	50.2	6.2

Financing activities
Long-term repayments	(0.8)	(67.7)
Short-term debt borrowings (repayments), net	1.2	(225.8)
Issuance of unsecured senior notes	—	211.0
Dividends paid	(13.5)	(13.4)
Other financing activities	6.7	3.2

Net financing activities	(6.4)	(92.7)

Effect of exchange rate changes on cash and cash equivalents	1.2	0.1

Net increase in cash and cash equivalents	35.3	5.0
Cash and cash equivalents, beginning of year	12.2	4.0

Cash and cash equivalents, end of period	$47.5	$9.0

Supplemental cash flow information
Taxes paid (refunds), net	$5.3	$(4.6)

Interest paid	$17.1	$14.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (including its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2002. The Company’s treatment products segment is seasonal in nature, in particular its HTH water products business, as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year.

As a result of the Company’s divestiture of its sulfuric acid business in 2003, the Company’s previously reported consolidated financial statements have been restated to present the sulfuric acid operations as a discontinued operation for all periods presented (see Note 6). Additionally, the Company has combined its performance urethanes and hydrazine businesses to form the new performance products segment.

2. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options for the three and nine months ended September 30, 2003 and 2002, of approximately 1.0 million and 1.5 million, and 1.2 million and 1.1 million, respectively, with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Basic	22.6	22.5	22.6	22.5
Common equivalent shares from stock options using the treasury stock method	0.1	0.1	—	0.1

Diluted	22.7	22.6	22.6	22.6

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

The fair value of each Arch option granted during the three and nine months ended 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the date of the grant, the Company’s pro forma net income and basic and diluted earnings per share are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$17.7	$0.6	$30.0	$6.2
Stock-based compensation expense, net of tax	(0.2)	(0.2)	(0.6)	(0.6)

Pro forma net income	$17.5	$0.4	$29.4	$5.6

Earnings per share:
Basic – as reported	$0.78	$0.03	$1.32	$0.28
Basic – pro forma	$0.77	$0.02	$1.30	$0.25
Diluted – as reported	$0.78	$0.03	$1.32	$0.28
Diluted – pro forma	$0.77	$0.02	$1.30	$0.25

4. Accounts Receivable/Short-Term Investment

In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At September 30, 2003, the Company had not sold any participation interests in such accounts receivable, but had sold $33.5 of participation interests in $55.1 of accounts receivable at December 31, 2002. The fair value of the retained undivided interest of $51.4, at September 30, 2003, is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheet. The costs of the program, including certain one-time fees in 2002, for the three and nine months ended September 30, 2003 and 2002 of $0.2 and $0.7, and $0.4 and $1.3, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. Fair value of the retained undivided interest includes a reserve for credit losses and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

5. Inventories

	September 30, 2003	December 31, 2002
Raw materials and supplies	$44.2	$46.4
Work in process	15.8	17.9
Finished goods	120.3	124.5

Inventories, gross	180.3	188.8
LIFO reserve	(42.6)	(44.1)

Inventories, net	$137.7	$144.7

Approximately half of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2003 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2003.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

6. Assets Held for Sale / Discontinued Operations

On September 30, 2003, the Company completed the sale of its excess land that had been classified as an asset held for sale. Total proceeds of the sale were $6.5 and a pre-tax gain of $2.5 was recorded as a component of Selling and Administration expense. Proceeds consist of cash of $2.0 and a note of $4.5. The note is payable in two installments, $0.5 is due by March 31, 2005 and $4.0 is due by September 30, 2006. The note is collateralized by the property. The note bears interest per the ten-year constant maturity treasury index.

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were £12.5 million ($20.1), subject to a post-closing working capital adjustment. Proceeds consist of cash of £11.0 million ($17.7) and two notes for £1.5 million ($2.4), of which one note for £1.0 million ($1.6) is contingent on future operating results from January 1, 2003 through December 31, 2005. The Company has placed a valuation reserve against the note of £1.0 million ($1.6). As a result of the sale, the Company recorded an after-tax loss of $1.5, which includes $3.9 of deferred gains related to foreign currency translation adjustments that were realized at the time of the sale. The loss is reflected in Gain (Loss) on Sales of Discontinued Operations.

On July 2, 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Net proceeds from the sale were $47.9, subject to a post-closing working capital adjustment. The gain on the sale of $16.5, net of taxes of $10.5, is reflected in Gain (Loss) on Sales of Discontinued Operations.

The financial statements of the Company have been restated to reflect the sulfuric acid business as a discontinued operation for all periods presented in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Operating results of the discontinued sulfuric acid business are summarized below.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2003	2002
Sales	$8.0	$17.5	$25.4

Pre-tax income	0.3	1.7	1.5
Income tax provision	(0.1)	(0.6)	(0.5)

Income from discontinued operations, net of tax	$0.2	$1.1	$1.0

Net assets of the sulfuric acid business consisted of the following and have been reclassified as assets and liabilities associated with assets held for sale for all prior periods presented.

December 31, 2002
Current assets	$0.9
Property, plant and equipment, net	17.2

Total assets associated with assets held for sale	18.1
Current liabilities	2.8

Total liabilities associated with assets held for sale	2.8
Net assets held for sale of the sulfuric acid business	$15.3

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Microelectronic Materials	HTH Water Products	Personal Care & Industrial Biocides	Wood Protection & Industrial Coatings	Performance Products	Total
Balance, December 31, 2002	$26.8	$2.2	$30.3	$72.2	$4.4	$135.9
Other	—	0.2	—	0.6	—	0.8

Balance, September 30, 2003	$26.8	$2.4	$30.3	$72.8	$4.4	$136.7

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1.7	$1.6	$0.1	$1.7	$1.5	$0.2
Customer lists	23.8	3.5	20.3	23.8	2.2	21.6
Other	16.1	5.1	11.0	16.3	5.5	10.8

Total amortizable other intangibles	41.6	10.2	31.4	41.8	9.2	32.6
Trademarks	31.5	0.4	31.1	31.5	0.4	31.1

Total non-amortizable other intangibles	31.5	0.4	31.1	31.5	0.4	31.1

Total other intangibles	$73.1	$10.6	$62.5	$73.3	$9.6	$63.7

Amortization expense for the three and nine months ended September 30, 2003 and 2002 was $0.5 and $1.6 and $0.9 and $3.5, respectively. Estimated amortization expense for the year ending December 31, 2003 is $2.2, and $2.0 for each of the years ending December 31, 2004 through 2007.

8. Debt

In June 2003, the Company entered into a new unsecured $210.0 senior revolving credit facility (“credit facility”), which expires in June 2006. This credit facility replaced a $65.0 364-day credit facility, which expired on June 21, 2003, and a $125.0 revolving five-year credit facility that was scheduled to expire in January 2004. The credit facility contains a quarterly leverage ratio (debt / EBITDA) covenant not to exceed 3.5 and a consolidated interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. As of September 30, 2003, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at September 30, 2003.

At September 30, 2003, the Company had $11.9 of outstanding letters of credit and $5.7 of letters of guarantee. As of September 30, 2003, the Company has agreed to guarantee 50%, with the Company’s maximum liability being $8.5, of Planar Solutions’ (a joint venture) borrowings ($5.4 at September 30, 2003), which is provided by the Company’s joint venture partner and expires in May 2005, and payments on certain Planar Solutions equipment leases ($0.3 at September 30, 2003), which expire in May 2004. The Company would be required to satisfy these obligations under the above two guarantees in the case of nonpayment by Planar Solutions.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

In May 2003, the Company terminated its interest rate swap agreements. As a result, the Company received cash proceeds of $7.1, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the basis adjustment of $7.1 has been recorded as an increase to the carrying amount of the senior notes and will be amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method.

9. Derivative Instruments and Hedging

The Company accounts for derivatives in accordance with SFAS 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS 149.

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2003. During the three and nine months ended September 30, 2003 and 2002, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2003 and 2002, the Company recorded income (loss) of $0.3 and $0.1, and $(0.2) and $0.4, respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During the three and nine months ended September 30, 2003 and 2002, the Company recorded a net gain (loss) of $0 and $(0.1), and $0.1 and $0.1, respectively, in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

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

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.4 and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

10. Comprehensive Income (Loss)

Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$17.7	$0.6	$30.0	$6.2
Foreign currency translation adjustments	(2.6)	(2.4)	8.6	7.0
Net unrealized gain (loss) on derivative instruments	0.3	(0.2)	0.1	0.4

Total other comprehensive income (loss)	(2.3)	(2.6)	8.7	7.4

Comprehensive income (loss)	$15.4	$(2.0)	$38.7	$13.6

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

11. Accumulated Net Unrealized Gain on Derivative Instruments

Changes in the accumulated net unrealized gain on derivative instruments for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Beginning balance of accumulated net unrealized gain on derivative instruments	$0.1	$0.6	$0.3	$—
Net gain (loss) on cash flow hedges	—	0.1	(0.1)	0.8
Reclassification into earnings	0.3	(0.3)	0.2	(0.4)

Ending balance of accumulated net unrealized gain on derivative instruments	$0.4	$0.4	$0.4	$0.4

The unrealized gains on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

12. Segment Reporting

The Company has organized its segments around differences in products and services, which is how the Company manages its business. The three segments are microelectronic materials, treatment products and performance products. Treatment products includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Performance products includes two reportable business units: the performance urethanes business and the hydrazine business. In 2003, the Company combined its performance urethanes and hydrazine businesses to form the new performance products segment due to the sale of the sulfuric acid business, which is classified as discontinued operations. As a result, prior period results for the performance products segment have been restated.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales:
Microelectronic Materials	$36.5	$38.2	$109.0	$106.2
Treatment Products:
HTH Water Products	75.4	62.1	250.5	225.4
Personal Care & Industrial Biocides	37.1	32.3	112.9	93.7
Wood Protection & Industrial Coatings	68.1	61.7	200.1	176.3

Total Treatment Products	180.6	156.1	563.5	495.4
Performance Products:
Performance Urethanes	31.5	28.7	90.4	91.3
Hydrazine	7.6	10.6	26.1	30.6

Total Performance Products	39.1	39.3	116.5	121.9

Total Sales	$256.2	$233.6	$789.0	$723.5

Operating Income (Loss):
Microelectronic Materials	$0.6	$1.2	$0.1	$(5.5)
Treatment Products:
HTH Water Products	(0.8)	(3.3)	20.7	16.7
Personal Care & Industrial Biocides	7.2	7.8	22.1	21.3
Wood Protection & Industrial Coatings	4.1	4.1	10.4	12.5

Total Treatment Products	10.5	8.6	53.2	50.5
Performance Products:
Performance Urethanes	(2.0)	0.5	(5.9)	(0.8)
Hydrazine	0.3	—	1.2	2.9

Total Performance Products	(1.7)	0.5	(4.7)	2.1
Corporate Unallocated	(1.9)	(3.7)	(8.6)	(10.9)

Total Segment Operating Income before Restructuring	7.5	6.6	40.0	36.2
Restructuring	—	—	(0.6)	(7.6)

Total Operating Income	$7.5	$6.6	$39.4	$28.6

Capital Spending:
Microelectronic Materials	$0.9	$1.3	$2.1	$2.4
Treatment Products:
HTH Water Products	0.9	1.6	1.9	5.7
Personal Care & Industrial Biocides	0.9	1.7	2.8	4.5
Wood Protection & Industrial Coatings	0.9	0.9	2.0	2.5

Total Treatment Products	2.7	4.2	6.7	12.7
Performance Products:
Performance Urethanes	0.6	0.6	2.3	2.4
Hydrazine	0.1	0.2	1.3	3.7

Total Performance Products	0.7	0.8	3.6	6.1

Total Capital Spending	$4.3	$6.3	$12.4	$21.2

Segment operating income (loss) includes the equity in earnings (losses) of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income (loss) excludes interest income, interest expense, restructuring, and certain unallocated expenses of the corporate headquarters. A pre-tax gain of $2.5 on the sale of the excess land is included in the corporate unallocated operating expenses for the three and nine months ended September 30, 2003. The Company believes the exclusion of restructuring from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from segment operating income results that the Company believes are not indicative of ongoing operating results.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

13. Restructuring

In the second quarter of 2003, the Company recorded a charge of $1.4 for headcount reductions of approximately 30 employees in the performance products segment. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana.

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

The following table summarizes activity related to the Company’s restructuring plans:

	Severance Costs	Asset Write-downs	Other Items	Total
Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(6.1)	—	(0.5)	(6.6)
Reclass postemployment liability	(0.5)	—	—	(0.5)
Utilized	—	—	(0.4)	(0.4)

Balance at December 31, 2002	5.2	—	2.3	7.5
2003 Activity:
Provision	2.5	—	—	2.5
Payments	(3.4)	—	(0.6)	(4.0)
Utilized	—	—	(0.1)	(0.1)
Reserve reduction	(1.1)	—	(0.8)	(1.9)

Balance at September 30, 2003	$3.2	$—	$0.8	$4.0

As of September 30, 2003, $39.1 has been charged against restructuring reserves. As of September 30, 2003, all of the employees from each restructuring program have been terminated. At September 30, 2003, $4.0 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

14. Significant Contract

In April 2002, pursuant to the Company’s Chlor-Alkali Supply Agreement with Olin Corporation (“Olin”), the Company notified Olin of its intention to terminate its agreement effective December 31, 2003. The Company is in the process of renegotiating a new Chlor-Alkali Supply Agreement.

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

The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The parties have reached an agreement in principle to settle a portion of the litigation that involves claims by plaintiffs that are individuals. This agreement requires court approval. The balance of the litigation primarily involves claims by a number of businesses for property damage. The Company has provided for its exposure in this litigation, including the amount of its participation in the settlement, and does not expect any final resolution on these cases to have a material adverse effect on results of operations or financial position of the Company.

The Company settled a product claim by a customer related to a discontinued product in August 2002 for $3.0, net of insurance claims of approximately $2.5. The full settlement of $5.5 was paid by the Company during the third quarter of 2002. Actual insurance proceeds of $1.6 were received by March 31, 2003 in full settlement of the insurance claims.

Five putative class action lawsuits were filed in various state and federal courts against several chromated copper arsenate (“CCA”) manufacturers, including the Company’s CCA-formulating subsidiary Arch Wood Protection, Inc., the Company, several CCA customers and various retailers regarding the marketing and use of CCA-treated wood. Three of these cases have been dismissed without prejudice. In the fourth case, the federal district court has ruled that the requirements for a class action have not been met and has denied class action status in this case. Subsequently, the court entered an order granting plaintiffs’ motion for voluntary dismissal of their claims against the Company, its subsidiaries and several other defendants.

In the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the court has not yet reached the issue of whether the case should or should not be certified as a class action, although management believes the precedent set in the fourth case will prevail in the Ardoin case as well. The proposed class members in the Ardoin case purport to include various persons who purchased CCA-treated wood products for residential use. The lawsuit seeks to recover the purchase price and other alleged unquantified damages under various theories, including breach of warranty. This case does not allege personal injury. This lawsuit is in the early stage of discovery.

In addition, there are six other CCA-related lawsuits naming one or more of the Company’s subsidiaries, and in two cases, the Company, as a defendant. These additional six cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in the three and nine months ended September 30, 2003 and may increase in the future.

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

In connection with the disposition of the sulfuric acid business on July 2, 2003, the Company provided environmental covenants to the purchaser in which the Company is solely liable for the costs of any environmental claim for remediation of any hazardous substances that was generated, managed, treated, stored or disposed of prior to the closing date of the sale. The Company will be released, under the sales agreement, from its obligation, which cannot exceed $22.5, 20 years from the closing date. Additionally, as part of its environmental indemnifications, the Company will be responsible, for five years from the closing date, for damages directly related to the process sewer system at the Beaumont, Texas plant.

As part of the Hickson organics disposition, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the Condensed Consolidated Financial Statements. Additionally, any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million.

The Company does not anticipate any exposure related to the environmental indemnifications for the sulfuric acid and the Hickson organics dispositions. The Company has estimated that the fair value of any such exposure would be immaterial.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There has been no significant change in status of such items, other than those described above, during the nine months ended September 30, 2003.

In connection with the sale of the Hickson organics business, the Company has guaranteed the performance of the purchaser under a contract with a utility company. The Company’s maximum liability under the guarantee is £2 million. The Company has estimated the fair value of the guarantee to be immaterial.

See the Company’s Form 10-K for the year ended December 31, 2002 for additional information.

16. Acquisition

On August 1, 2003, the Company completed the purchase of the remaining 50 percent share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for $2.5 in cash. Aquachlor produces calcium hypochlorite, which is marketed under the HTH® brand, for use in residential and commercial swimming pools in South Africa. Annual sales for Aquachlor for the year ended December 31, 2002 were approximately $26. This acquisition was accounted for as a purchase business combination and the results of operations have been included in the condensed consolidated financial statements from the date of purchase in the HTH water products segment and were not material in 2002. No goodwill was recognized as part of the transaction. The supplemental cash flow information on the business acquired is as follows:

Working Capital	$4.3
Property, plant and equipment, net	2.8
Payable to Arch Chemicals, Inc.	(4.6)

Cash paid	$2.5

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

17. New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted SFAS No. 143, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 the Company recorded an asset, liability and a one-time cumulative effect charge, net of tax benefit, of $0.4, $0.6 and $0.4, respectively, to reflect the cost of retirement obligations related to facilities, certain equipment used in the manufacturing process, underground tanks and a landfill. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with owned or leased buildings and manufacturing facilities have not been recorded because these retirement obligations have an indeterminate settlement date, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant. At September 30, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was not significant. At January 1, 2002, the pro forma amount of the Company’s asset retirement obligations, using the assumptions as of the date of the adoption of SFAS No. 143 would be $0.6. Pro forma effects for the three and nine months ended September 30, 2002, assuming adoption of SFAS 143 as of January 1, 2002, were not material to net earnings or per share amounts.

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

As a result of the sale of the sulfuric acid business, the Company has restated its prior year results to include the results of the sulfuric acid business and the gain on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The term “Company” as used in Items 1 and 2 of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
($ in millions, except per share amounts)
Sales	$256.2	$233.6	$789.0	$723.5

Gross Margin	$73.4	$64.4	$228.6	$212.1
Selling and Administration	63.5	53.8	178.7	162.3
Research and Development	5.8	5.7	17.4	17.3
Equity in (Earnings) of Affiliated Companies	(3.4)	(1.7)	(7.5)	(3.7)
Restructuring	—	—	0.6	7.6
Interest Expense, net	4.2	4.0	12.6	12.2
Income Tax Expense	1.2	0.9	9.6	5.7
Income (Loss) from Discontinued Operations, net of tax	0.6	(1.1)	(1.8)	(3.0)
Gain (Loss) on Sales of Discontinued Operations, net of tax	15.0	—	15.0	(1.5)
Cumulative Effect of Accounting Change, net of tax	—	—	(0.4)	—

Net Income	$17.7	$0.6	$30.0	$6.2

Diluted Income Per Common Share	$0.78	$0.03	$1.32	$0.28

Income from continuing operations before cumulative effect of accounting change for the three and nine months ended September 30, 2003 and 2002 was $2.1 million and $17.2 million, and $1.7 million and $10.7 million, respectively. Income from continuing operations included $0.3 million and $4.7 million of restructuring expense, net of tax, for the nine months ended September 30, 2003 and 2002, respectively. For the three and nine months ended September 30, 2003 and 2002, diluted net income per share from continuing operations before cumulative effect of accounting change was $0.09 and $0.76, and $0.07 and $0.47 respectively. Diluted net income per share from continuing operations before cumulative effect of accounting change included $(0.01) and $(0.21) per share from restructuring, net of tax, for the nine months ended September 30, 2003 and 2002, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Three Months Ended September 30, 2003 Compared to 2002

Sales increased $22.6 million, or approximately 10%, due to favorable foreign exchange (approximately five percent), higher prices (approximately four percent) and higher volumes (approximately one percent). The favorable foreign exchange effect on sales is primarily due to the industrial coatings and water products businesses. Sales increased due to favorable pricing in the industrial coatings and water products businesses. Sales volumes increased in the water products business principally due to the Aquachlor acquisition ($5.7 million) and the industrial biocides business, as a result of the continued strong demand for biocides used in marine antifouling paint and antidandruff markets. These increases in sales volumes were partially offset by lower volumes in the performance products segment.

Gross margin percentage was 28.6% and 27.6% for 2003 and 2002, respectively. The increase in margin percentage was primarily a result of higher margins in the industrial biocides due to lower manufacturing costs and favorable pricing in the hydrazine business, partially offset by lower margins in the performance urethanes business due to higher energy and raw material costs.

Selling and administration expenses as a percentage of sales increased to 24.8% in 2003 from 23.0% in 2002. Selling and administration expenses increased in amount by $9.7 million primarily due to the acquisition of Aquachlor (approximately $1.1 million), higher legal related costs in the water products and personal care businesses and the unfavorable effect of foreign exchange (approximately four percent). Additionally, selling and administration expenses have increased due to additional investments to support growth initiatives in the industrial biocides business and customer conversion costs associated with the CCA-alternative preservatives. These factors were partially offset by lower selling and administration costs in performance urethanes due to cost-reduction initiatives. Selling and administration expense also includes the pre-tax gain on the sale of excess land of $2.5 million in 2003 and a $1.8 million gain on the sale of excess land in 2002.

Research and development expenses were comparable to 2002 primarily due to increased spending in the treatment products segment to support various growth initiatives, offset by cost-reduction initiatives in the microelectronic materials segment.

Equity in earnings of affiliated companies increased $1.7 million due to favorable operating results of all the joint ventures, in particular the FUJIFILM Arch joint venture. FUJIFILM Arch’s operating results increased due to increased sales of 193nm advanced photoresists and colored photoresists used in the fabrication of flat panel display and CCD image sensors.

The tax rate on net income from continuing operations for the three months ended September 30, 2003 and 2002 was 36%.

Income (loss) from discontinued operations, net of tax, in 2003 reflects the results of operations and allocated interest of the Hickson organics Castleford business through August 11, 2003. Third quarter 2002 includes the results of Hickson organics and the sulfuric acid business.

Gain (loss) on the sales of discontinued operations, net of tax, includes the after-tax gain of $16.5 million on the sale of substantially all the net assets of the Company’s sulfuric acid business. Also included in the gain (loss) on sales of discontinued operations is the after-tax loss of $1.5 million on the sale of the Company’s Hickson organics operations in Castleford, England.

Nine Months Ended September 30, 2003 Compared to 2002

Sales increased $65.5 million, or approximately nine percent due to favorable foreign exchange (approximately five percent), an increase in volumes (approximately two percent) and higher pricing (approximately two percent). The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and water products businesses. Sales volumes were higher in the water products business principally due to the Aquachlor acquisition ($5.7 million) and the industrial biocides business as a result of continued strong demand for biocides used in marine antifouling paint and antidandruff markets. The increase in sales volumes was partially offset by lower volumes in the performance products segment. Sales also increased due to favorable pricing in the industrial coatings and performance urethanes businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Gross margin percentage was 29.0% and 29.3% for 2003 and 2002, respectively. The decrease in margin percentage was primarily a result of lower sales volumes in the performance urethanes business due to continued economic issues and political instability in Venezuela, partially offset by higher margins in the wood protection business due to a favorable product mix.

Selling and administration expenses as a percentage of sales increased to 22.6% in 2003 from 22.4% in 2002 and these expenses increased in amount by $16.4 million. The increase in amount was primarily due to higher CCA-related costs in the treatment products segment, higher legal related costs in the water products and personal care businesses, higher pension costs, the acquisition of Aquachlor and the unfavorable effect of foreign exchange (approximately five percent), partially offset by lower advertising costs related to the HTH water products business. Selling and administration expense also includes the pre-tax gain on the sale of excess land of $2.5 million in 2003 and a $1.8 million gain on the sale of excess land in 2002.

Research and development expenses were comparable to 2002 primarily due to increased spending in the treatment products segment to support various growth initiatives, which were offset by cost-reduction initiatives in the microelectronic materials segment.

Equity in earnings of affiliated companies increased $3.8 million due to favorable operating results of all the joint ventures, in particular the FUJIFILM Arch and Planar Solutions joint ventures. Operating results increased due to increased sales of 193nm advanced photoresists and colored photoresists used in the fabrication of flat panel display and CCD image sensors and increased sales of CMP copper slurries used in advanced manufacturing processes.

Restructuring in 2003 includes $1.4 million for severance costs related to headcount reductions in the performance products segment. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana. 2003 also includes $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction of the prior years’ restructuring reserves of $1.9 million due to revisions to previous plans’ estimates in the first quarter of 2003. Restructuring in 2002 includes employee-related costs for headcount reductions in the microelectronic materials, treatment products and performance products segments and expenses related to the consolidation of several treatment products operations.

The tax rate on net income from continuing operations for the nine months ended September 30, 2003 and 2002 was 36% and 35%, respectively. The impact of restructuring decreased the effective tax rate on net income from continuing operations by one percent for the nine months ended September 30, 2002.

Income (loss) from discontinued operations, net of tax, reflects the results of operations and allocated interest of the Hickson organics business through August 11, 2003. Net loss was $2.9 million in 2003 compared to a net loss of $4.0 million in 2002. The net loss decreased due to a favorable product mix, lower operating costs, $1.9 million of restructuring charges in 2002 and lower interest expense, partly offset by a $4.0 million impairment charge to adjust the net asset value to its estimated selling price, less costs to dispose, recorded in 2003.

Income (loss) from discontinued operations also includes the results of the sulfuric acid business through June 30, 2003. Net income was $1.1 million in 2003 compared to $1.0 million in 2002. Net income was comparable as the absence of the results for the three months ended September 30, 2003, were offset by lower plant maintenance costs.

Gain (loss) on the sale of discontinued operations, net of tax, includes the after-tax gain of $16.5 million on the sale of substantially all the net assets of the Company’s sulfuric acid business. Also included in gain (loss) on sale of discontinued operations is the after-tax loss of $1.5 million on the sale of the Company’s Hickson organics operations in Castleford, England.

Full Year Outlook

For the full-year 2003, earnings per share from continuing operations are expected to be in the $0.60 range, which is consistent with earlier guidance. For continuing operations, depreciation and amortization is estimated to be approximately $54 million. Capital spending is expected to be in the $25 to $30 million range. See “Cautionary Statement Under Federal Securities Laws” below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Segment Information

As a result of the sale of the sulfuric acid business, the Company has restated its prior period results to include the results of the sulfuric acid business as a component of discontinued operations, in accordance with the SFAS No. 144. Additionally, the Company has combined its performance urethanes and hydrazine businesses to form the new performance products segment. The Company has organized its business portfolio into three operating segments to reflect the Company’s business strategy. The three segments are microelectronic materials, treatment products and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. The performance products segment includes two reportable business units: the performance urethanes business and the hydrazine business. The following compares segment sales and operating income for the three and nine months ended September 30, 2003 and 2002 (including equity in earnings of affiliated companies and excluding restructuring and certain unallocated expenses of the corporate headquarters):

Microelectronic Materials

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in millions)
Results of Operations
Sales	$36.5	$38.2	$109.0	$106.2
Operating Income (Loss)	0.6	1.2	0.1	(5.5)

Three Months Ended September 30, 2003 Compared to 2002

Sales decreased $1.7 million or approximately four percent. The decrease in sales is due to lower volumes (approximately five percent) and lower pricing (approximately one percent), partially offset by favorable foreign exchange (approximately two percent). Lower North American and European sales volumes and pricing pressure in the ancillaries business were partially offset by favorable foreign exchange and an increase in sales in the Asian market. Operating income decreased $0.6 million as a result of the lower sales and higher selling and administration costs, partially offset by improved operating results of the Company’s FUJIFILM Arch joint venture. The Company’s share of the FUJIFILM Arch’s operating results increased $1.2 million due to increased sale of 193nm advanced photoresists and colored photoresists used in the fabrication of flat panel display and CCD image sensors. Selling and administration costs increased due to the unfavorable effect of foreign exchange and the absence of an insurance benefit realized in 2002, partially offset by cost-reduction initiatives.

Nine Months Ended September 30, 2003 Compared to 2002

Sales increased $2.8 million or approximately three percent. The increase in sales is due to higher volumes (approximately three percent) and favorable foreign exchange (approximately two percent), partially offset by lower prices (approximately two percent). Increased volumes of polyimides, photoresists and thin films due to new product growth were partially offset by pricing pressure in ancillary products. Operating results improved significantly as a result of the higher sales, lower legal costs and improved operating results of its joint ventures ($2.6 million). Lower selling and administration costs due to cost-reduction initiatives were partly offset by the unfavorable effect of foreign exchange. Operating results of the FUJIFILM Arch joint venture increased due to increased sales of 193nm advanced photoresists and colored photoresists used in the fabrication of flat panel display and CCD image sensors. Operating income of the Planar Solutions joint venture increased due to increased sales of CMP copper slurries used in advanced manufacturing processes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Treatment Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$75.4	$62.1	$250.5	$225.4
Personal Care & Industrial Biocides	37.1	32.3	112.9	93.7
Wood Protection & Industrial Coatings	68.1	61.7	200.1	176.3

Total Treatment Products	$180.6	$156.1	$563.5	$495.4

Operating Income (Loss)
HTH Water Products	$(0.8)	$(3.3)	$20.7	$16.7
Personal Care & Industrial Biocides	7.2	7.8	22.1	21.3
Wood Protection & Industrial Coatings	4.1	4.1	10.4	12.5

Total Treatment Products	$10.5	$8.6	$53.2	$50.5

Three Months Ended September 30, 2003 Compared to 2002

Sales increased $24.5 million or approximately 16% and operating income increased by $1.9 million. The increase in sales is due to favorable foreign exchange (approximately seven percent), higher pricing (approximately five percent) and higher volumes (approximately four percent).

HTH Water Products

Sales increased $13.3 million, approximately 21%, and operating loss decreased by $2.5 million. Sales increased due to the acquisition of Aquachlor (approximately nine percent), increased residential volumes in Europe and favorable foreign currency rates (approximately eight percent). The decrease in operating loss was primarily due to the higher volumes, lower manufacturing costs and the favorable effect of foreign exchange, partially offset by higher litigation related costs associated with property damage claims (see Note 15 Commitments and Contingencies).

Personal Care and Industrial Biocides

Sales were approximately 15% higher than in 2002 due to continued strong demand for biocides used in the antidandruff, marine antifouling paint and building products markets. Operating income decreased, as the higher sales were more than offset by higher legal expenses in the personal care business and additional investments to support growth initiatives. In addition, 2002 benefited from the gain on the sale of excess land of $0.8 million.

Wood Protection and Industrial Coatings

Sales increased approximately 10% over the prior year due to the favorable effect of foreign currency rates (approximately eight percent) and increased pricing for industrial coatings (approximately two percent). Increased sales of Wolman® E and Tanalith® E (CCA-alternative products) were mostly offset by lower CCA sales. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market driven by the voluntary withdrawal by the wood treatment manufacturers of their CCA registrations for non-industrial uses by December 31, 2003. Operating income was comparable to prior year as increased sales and lower raw material costs were offset by increased selling and administration costs. Selling and administration increased due to higher customer conversion costs associated with CCA-alternative preservatives and a benefit in 2002 from the gain on the sale of excess land of $0.7 million.

Nine Months Ended September 30, 2003 Compared to 2002

Sales increased approximately 14% and operating income increased $2.7 million. The increase in sales is due to favorable foreign exchange (approximately seven percent), higher volumes (approximately five percent) and higher pricing (approximately two percent).

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

HTH Water Products

Sales increased $25.1 million, or approximately 11%, and operating income increased $4.0 million. The increase in sales was principally due to favorable foreign currency rates (approximately five percent), stronger international volumes and higher non-branded calcium hypochlorite volumes. International volumes increased due to Aquachlor sales (approximately $5.7 million) and the heat wave in Western Europe. The higher operating results were primarily due to the higher sales, lower manufacturing costs resulting from cost-containment initiatives and lower advertising costs, partly offset by higher litigation related costs associated with property damage claims (see Note 15 Commitments and Contingencies).

Personal Care and Industrial Biocides

Sales increased $19.2 million, or approximately 20%, due to higher volumes from continued strong demand for biocides used in marine antifouling paint and building products markets and personal care products. Operating income increased $0.8 million due to the higher sales, mostly offset by higher selling and administration costs. Selling and administration costs include increased legal expenses in the personal care product line relating to litigation in which the Company is asserting claims against a former owner and several former employees of an acquired business. In addition, 2002 benefited from the gain on the sale of excess land of $0.8 million.

Wood Protection and Industrial Coatings

Sales were approximately 13% higher than the prior year principally due to favorable foreign currency rates (approximately 12%). Excluding the favorable impact of foreign currency, sales were comparable as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and favorable pricing in industrial coatings were offset by lower volumes of traditional CCA products. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market driven by the voluntary withdrawal by the wood treatment manufacturers of their CCA registrations for non-industrial uses by December 31, 2003. Operating income decreased $2.1 million due to higher ongoing legal defense expenses associated with CCA product related lawsuits and customer conversion costs associated with CCA-alternative preservatives, that were partially offset by the benefit of a favorable CCA liability settlement. In addition, 2002 benefited from the gain on the sale of excess land of $0.7 million.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in millions)
Results of Operations:
Sales
Performance Urethanes	$31.5	$28.7	$90.4	$91.3
Hydrazine	7.6	10.6	26.1	30.6

Total Performance Products	$39.1	$39.3	$116.5	$121.9

Operating Income (Loss)
Performance Urethanes	$(2.0)	$0.5	$(5.9)	$(0.8)
Hydrazine	0.3	—	1.2	2.9

Total Performance Products	$(1.7)	$0.5	$(4.7)	$2.1

Three Months Ended September 30, 2003 Compared to 2002

Sales were comparable to the prior year and operating income decreased by $2.2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Performance Urethanes

Performance urethanes sales increased approximately 10% over the prior year principally due to higher polyol volumes. Operating results were lower due to increased bad debt expense related to the continued political and economic instability in Venezuela in the current period, partially offset by lower selling and administration expenses due to cost-reduction initiatives. In addition, 2002 benefited from the recognition of retroactive supplier volume rebates.

Hydrazine

Hydrazine sales decreased approximately 28% due to lower propellant volumes as a result of reduced requirements from government campaigns and lower hydrate volumes, partly offset by favorable hydrate pricing. Operating income was higher than prior year primarily due to lower manufacturing costs.

Nine Months Ended September 30, 2003 Compared to 2002

Sales decreased by $5.4 million, or approximately four percent and operating results decreased by $6.8 million.

Performance Urethanes

Sales decreased $0.9 million and operating loss increased $5.1 million. Sales were lower than prior year due to reduced Latin American sales, as a result of poor economic conditions and continued political instability in Venezuela, the withdrawal from a Middle Eastern market and lower propylene glycol sales, partially offset by higher polyol volumes. Operating results decreased due to higher raw material and energy costs, slightly offset by lower selling and administration expenses resulting from cost-reduction initiatives. Operating results were also lower due to the recognition of retroactive supplier volume rebates in 2002.

Hydrazine

Hydrazine sales decreased by approximately 15% and operating income decreased by $1.7 million. Sales decreased due to lower hydrate volumes from decreased demand and lower foreign volumes due to economic conditions, partly offset by favorable hydrate pricing. Operating income was lower than prior year primarily due to the lower sales, higher raw material and energy costs and unfavorable fixed cost absorption due to reduced operating rates.

Liquidity, Investment Activity and Other Financial Data

	Nine Months Ended September 30,
Cash Flow Data	2003	2002
	($ in millions)
Provided By (Used For)
Accounts Receivable Securitization Program	$(33.5)	$54.7
Net Operating Activities from Continuing Operations	3.8	101.4
Change in Net Assets Held for Sale	(13.5)	(10.0)
Capital Expenditures	(12.4)	(21.2)
Proceeds from Sales of Businesses	61.5	25.0
Proceeds from Sales of Land	2.0	2.3
Net Investing Activities	50.2	6.2
Debt Borrowing (Repayments)	0.4	(82.5)
Net Financing Activities	(6.4)	(92.7)

Nine Months Ended September 30, 2003 Compared to 2002

For the nine months ended September 30, 2003 and 2002, $3.8 million was provided by operating activities from continuing operations compared to $101.4 million provided by operating activities from continuing operations, respectively. The decrease in cash provided was principally attributable to the Company not utilizing

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

the securitization program as of September 30, 2003, compared to the benefit of selling receivables as of September 30, 2002. In addition, cash used for tax payments was $5.3 million in 2003 compared to a net refund of $4.6 million in 2002.

Cash used by assets held for sale was $13.5 million in 2003 compared to $10.0 million in 2002, primarily due to an increase in working capital of the Hickson organics Castleford business and the sulfuric acid business.

Capital expenditures for the first nine months of 2003 were $8.8 million lower than 2002 due to lower expenditures in the water products business and the performance products segment. Capital expenditures for 2003 are expected to be in the $25 to $30 million range.

On September 30, 2003, the Company sold excess land. Total proceeds from the sale were $6.5 million. Proceeds consist of cash of $2.0 million and a note of $4.5 million. In September 2002, the Company sold excess land in China, Ireland and Arizona for cash proceeds of approximately $2.3 million.

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were £12.5 million ($20.1 million), subject to a post-closing working capital adjustment. Proceeds consist of cash of £11.0 million ($17.7 million) and two notes for £1.5 million ($2.4 million), of which one note for £1.0 million ($1.6 million) is contingent on future operating results from January 1, 2003 through December 31, 2005. A portion of the proceeds were used to pay down debt.

On August 1, 2003, the Company completed the purchase of the remaining 50 percent share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for $2.5 million.

On July 2, 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Net proceeds from the sale were $47.9 million, subject to a post-closing working capital adjustment. A portion of the proceeds was used to pay down debt.

In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million. Proceeds from the sale of these assets were used to pay down debt.

On September 3, 2003, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $13.5 million during the first nine months of 2003.

In May 2003, the Company terminated its interest rate swap agreements that were entered into in April 2002. As a result, the Company received cash proceeds of $7.1 million, which represented the market value of the contracts on the date of termination. The proceeds are included in other financing activities.

On October 28, 1999, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. The program was suspended in 2000. In October 2003, the Board of Directors unamiously agreed to continue the previous suspension of its stock repurchase program. The Company had previously repurchased 893,000 shares of the 1.2 million shares authorized, or approximately 75 percent.

In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility (“credit facility”) which expires in June 2006. This credit facility replaced a $65.0 million 364-day credit facility, which expired on June 21, 2003, and a $125.0 million revolving five-year credit facility that was scheduled to expire in January 2004. The credit facility contains a quarterly leverage ratio (debt / EBITDA) covenant not to exceed 3.5 and a consolidated interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. As of September 30, 2003, facility fees payable on the credit facility are 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. At September 30, 2003, the Company had $210.0 million of available borrowings under the credit facility, as no borrowings were outstanding.

In May 2003, simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, pursuant to which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.4 million and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. At September 30, 2003, the Company had not sold any participation interests in accounts receivable under this program.

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

At September 30, 2003, the Company had $11.9 million of outstanding letters of credit. In addition, the Company had $5.7 million of letters of guarantee for its joint venture Planar Solutions’ borrowings and certain equipment leases. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

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

On October 24, 2003, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on December 8, 2003, to shareholders of record at the close of business on November 5, 2003.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation may have an effect on existing practice because it requires existing variable interest entities (VIEs) to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of this Interpretation have been deferred to the fourth quarter of 2003. The FASB has decided that additional time is needed for companies to complete the evaluation of VIEs. The Company has no unconsolidated VIEs and therefore its condensed consolidated financial statements are in compliance with the requirements of the interpretation.

In April 2003, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The FASB also tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB plans to issue an exposure draft in early 2004 that could become effective in 2004. Until a new Statement is issued, the provisions of APB No. 25 and SFAS No. 123 will remain in effect. The Company will evaluate the impact of any new Statement regarding employee equity-based awards as requirements are finalized and a new Statement is issued.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Cautionary Statement Under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2003 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against foreign currencies; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2003, the Company was exposed to interest rate risk on approximately 40% of its outstanding borrowings. Based on the Company’s expected 2003 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $1.0 million.

Foreign Currency Risk

At September 30, 2003, the Company had forward contracts to sell foreign currencies with notional amounts of $3.9 million and forward contracts to buy foreign currencies with notional amounts of $3.0 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

Holding all other variables constant, if there were a 10% change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $1.0 million to $2.0 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations for interim periods in the future, if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At September 30, 2003, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene and, after December 31, 2003, the purchase of chlorine and caustic. Holding other variables constant, a 10% adverse change in the price of propylene and natural gas would decrease the Company’s results of operations and cash flows by approximately $1 million each.

See the Company’s Form 10-K for the year ended December 31, 2002 for additional information on the above items.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

3.	Bylaws, effective September 1, 2003

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Except for a Form 8-K filed on July 31, 2003 with respect to Item 12; and a Form 8-K filed on August 18, 2003 with respect to Item 2 no reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

November 7, 2003	By:
Louis S. Massimo
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.	Bylaws, effective September 1, 2003

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.