Form 10-K
period 2003-12-31
ARCH CHEMICALS INC
filed 2004-03-01
CIK 1072343

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



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

     As of June 30, 2003, the aggregate market value of registrant's voting and non-voting common equity held by non-affiliates of registrant was approximately $427,579,915.

     As of January 31, 2004, 22,512,060, shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

                   DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                   --------                         ------------------------------------
   Proxy Statement relating to Arch's 2004                        Part III
        Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                       PAGE
                                                                       NO.
                                                                       ----
                                  PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................   11
Item 3   Legal Proceedings...........................................   15
Item 4   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   17
Item 6   Selected Financial Data.....................................   17
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   19
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   40
Item 8   Financial Statements and Supplementary Data.................   42
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   87
Item 9A  Controls and Procedures.....................................   87
                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   87
Item 11  Executive Compensation......................................   88
Item 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters..................   88
Item 13  Certain Relationships and Related Transactions..............   88
Item 14  Principal Accountant Fees and Services......................   88
                                  PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   89

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Arch Chemicals, Inc. ("Arch" or the "Company") is a specialty chemicals manufacturer which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and the semiconductor industries. The principal business segments in which the Company competes are treatment products, microelectronic materials and performance products. The Company's ability and willingness to provide superior levels of technical and customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the common skills on which the Company relies to service its global markets and customers.

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

     In connection with the acquisition of Hickson International PLC ("Hickson") in 2000, the Company announced that it intended to divest the Hickson organics division. See Item 7 of this Report. Accordingly, the Hickson organics division was classified as discontinued operations as is more fully discussed in Note 5 of Notes to the Consolidated Financial Statements included in Item
8 -- Financial Statements and Supplementary Data and Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K and Part IV of this Report. The Hickson organics business, located at Castleford, England, was sold on August 12, 2003. In addition, as a result of the sale of the sulfuric acid business, the Company has restated its prior year results to include the results of the sulfuric acid business and the gain on the disposition as a component of discontinued operations as is more fully discussed in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 -- Financial Statements and Supplementary Data and Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Report. Accordingly, Item 1 and Item 2 of this Report describe the Company's businesses without the Hickson organics division and sulfuric acid business.

     The term "Company" as used in Parts I and II of this Report means Arch Chemicals, Inc. and its subsidiaries (but excluding the Hickson organics division and the sulfuric acid business) unless the context indicates otherwise. The Company's products and services described in this Report may be sold, distributed, manufactured or provided by Arch Chemicals, Inc. or by one or more of its subsidiaries, affiliates or joint ventures.

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

PRODUCTS AND SERVICES

     The Company's principal products and services fall within three business segments: treatment products, microelectronic materials and performance products. For financial information about each of the Company's segments, and foreign and domestic and export sales and long-lived assets, see Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report. The principal products of each business are described below. For customer concentrations, see "Business and Credit Concentrations" contained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

 TREATMENT PRODUCTS

     Within its treatment products segment, the Company manufactures and sells water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products.

     The Company manufactures and sells chemicals and distributes equipment on a worldwide basis for the sanitization and treatment of residential and commercial pool and spa water, drinking water and for industrial applications. The Company sells both calcium hypochlorite and chlorinated isocyanurates as sanitizers. The Company is a leading worldwide producer of calcium hypochlorite with various concentrations of available chlorine. The Company has a competitive advantage through ownership of the J3(TM) technology which enables it to produce calcium hypochlorite with superior dissolving characteristics and higher available chlorine as compared to other calcium hypochlorite products. The Company's pool chemical products are sold primarily under the widely-recognized HTH(R) brand name. The Company also sells commercial pool products under the Pulsar(R) brand name and to specialty pool dealers under the POOLIFE(R) brand name. The Company's water chemical products are also distributed as private label brands. In addition to the pool water sanitizers, calcium hypochlorite and chlorinated isocyanurates, the Company sells ancillary chemicals and accessories for the maintenance of residential and commercial pools, such as algaecides, clarifiers and test strips.

     The Company's water products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company has plans to expand its presence in the municipal and industrial water market both domestically and internationally.

     In 2003, approximately 65% of the Company's water products sales were within North America, and the remaining 35% were throughout the rest of the world. In North America, the Company sells water chemical products primarily and directly to retail merchants but is working to expand into the pool dealer market from its base of 350 pool dealers. In 2003, the Company acquired all of its joint venture partner's interest in Aquachlor (Pty.) Ltd., its South African joint venture. The Company also has ownership interests in a joint venture in Brazil (Nordesclor S.A.) which manufactures and distributes calcium hypochlorite and other water products to local markets.

     In addition to the manufacture and sale of HTH water products, the Company manufactures and distributes chemicals and distributes equipment and accessories for pools in Europe mainly through its wholly-owned subsidiary Arch Water Products France, S.A.S., located in France.

     The Company also manufactures biocides that control the growth of micro-organisms, particularly fungi and algae, and control dandruff on the scalp. All biocide products are marketed under the well-recognized trademarks, Omadine(R), Omacide(R) and Triadine(R) biocides. The majority of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing active concentrations, forms and salts, and the Company believes it is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide, and serve the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. Biocides make up a small portion of the customer's end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation's other components. Meeting the biocide customer's needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company's ability to meet these needs makes it a preferred supplier in the antidandruff market. The Company is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and antifouling paints. Through its acquisition of Brooks Industries personal care specialty ingredients business, the Company has broadened its position in the personal care market to include actives and functional products sold primarily to manufacturers of skin care and hair care products.

     The Company is a leading producer of wood treatment chemical solutions that enhance the properties of wood. Its industrial wood preservatives and fire retardants are sold under the brand names WOLMAN(R),

Dricon(R), Tanalith(R), Vacsol(R), and Resistol(R) in markets around the world. These products protect wood against moisture, fungal decay, or termites and other insects or retard the combustibility of wood. The principal customers are sawmills and treaters of softwoods that require chemical treatment to impart resistance properties to fungal and insect damage, giving softwoods the performance of hardwoods in service. In the U.S. and Canada, the majority of the customers are licensed wood treaters that operate under guidelines and standards established by the Company. The license program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. The Company's customers sell their wood-treated products into the construction, utility and agricultural markets. The products sold by the Company are critical to the performance and value of the end-use products. Arch Wood Protection, Inc., a subsidiary of the Company, amended its registration with the U.S. Environmental Protection Agency ("U.S. EPA") for Chromated Copper Arsenate ("CCA") to transition to a new generation of wood preservatives for use in non-industrial treated wood products by December 31, 2003. Growing consumer preferences and the availability of alternative products have moved the industry to CCA-alternative products and the Company is offering its WOLMAN(R)E and Tanalith(R)E products, leading CCA-alternative wood treatment products, which are utilized by wood treaters to make Wolmanized(R) Natural Select(TM) and Tanalized(R) wood.

     The Company owns 49% of a joint venture with Koppers Industries, Inc., based in Pittsburgh, Pennsylvania, for the manufacture and distribution of wood treatment chemicals to the Australian and Asia-Pacific markets.

     The Company also manufactures a wide range of industrial coatings for a variety of wood applications. These finishes are industrial- or consumer-applied products for the surface decoration and protection of wood, including stains, polyester- and polyurethane-based coatings, and new technology water-based coatings and UV systems. These wood coatings products are sold under the name "Arch Coatings," including the brand names Sayerlack(R) and Linea Blu(R). The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. The Company believes it is a market leader in France, and has a strong presence in several other areas of Europe, including the strategic Italian market and the United Kingdom. The Company also has operations in Spain and sales and technical support facilities in the U.S., China and Singapore supporting sales efforts in North America and Asia. The major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key in the growth of this business. As a result, the Company has many long-standing customers and its customer base includes many of the leading furniture and joinery manufacturers in Europe.

 MICROELECTRONIC MATERIALS

     The Company manufactures and supplies a range of products and services to semiconductor manufacturers and to flat panel display manufacturers throughout the world.

     The Company develops, manufactures and sells a wide range of photopolymer, thin film and formulated products. The photopolymer products include negative, g-line, i-line and 248nm and 193nm deep UV photoresists, which are being used to produce integrated circuits by the leading semiconductor companies around the world. The Company has a new line of 248nm product line extension and 193nm photoresist products for sub 110nm applications which are being used to fabricate leading edge DRAMs and logic chips. These products are being co-developed and marketed with FUJIFILM Arch (the Company's joint venture with Fuji Photo Film in Japan) which manufactures and sells photoresists in Asia. Photopolymer products also include an aqueous-based and environmentally friendly photosensitive polyimide product line that is sold under the Durimide(R) brand. Negative tone and solvent based photosensitive polyimides are also sold.

     The formulated product line includes aqueous-based, environmentally safer residue removers, strippers, edge bead removers, developers, cleaners, post etch residue removers and post chemical mechanical planarization ("CMP") cleaners, which are sold throughout the world. Planar Solutions, LLC, the Company's joint venture with Wacker Silicones, opened a CMP development and applications center, which is located within the Company's Mesa, Arizona manufacturing facility. Planar Solutions, LLC develops, manufactures and sells CMP slurry products to advanced chip manufacturers. This joint venture is currently completing the construction of a CMP production facility at the Company's Mesa plant. In addition, the Company's formulated products include buffered hydrofluoric acid and mixed acid etchants used in the etching of silicon wafers.

     The thin film systems business unit develops, manufactures and sells thin film deposition precursors, dopants, chlorine sources and chemical delivery equipment. A new product line of low dielectric constant thin film chemistries was launched in 2002 and are targeted for use in low k-copper interconnect technologies. The Company also sells chemical delivery systems such as its Genstream(R) thin film systems delivery cabinets.

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

 PERFORMANCE PRODUCTS

     Performance Urethanes. The Company's performance products segment consists of the manufacture and sale of a broad range of urethane intermediate products with diverse end uses. The performance products sold by the Company are critical to the performance and value of the customer's end-use products. The performance products segment is characterized by technology-driven product solutions that benefit specific customers. Custom manufacturing services are also provided. In addition, the business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations combined with the Company's ability and willingness to provide superior technical support enables it to respond to the specific needs of a diverse group of customers. This gives the Company a competitive advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers.

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

     Hydrazine. The Company supplies hydrazine hydrates as well as propellant grade hydrazine and hydrazine derivatives. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. Hydrazine products are produced at the Company's Lake Charles, Louisiana production facility. The hydrazine hydrates are supplied in various concentrations and in packaging containers that include bulk, tote bins and drums. As of date hereof, the hydrazine hydrates plant has temporarily been idled.

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

     The principal raw materials for wood protection products include chromic acid, scrap copper, tebuconazole, copper carbonate, arsenic trioxide, cupric oxide, monoethanolamine, and proprietary organic biocides. The raw materials for the industrial coatings line include a wide variety of polyester resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, titanium dioxide, isocyanate, various pigments and colors and stains.

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

     Performance Products. The principal raw materials for the performance products business include a variety of chemicals such as propylene, propylene oxide, ethylene oxide, chlorine, caustic soda and ammonia. For this segment, propylene is the most significant raw material that is subject to significant price volatility.

     Electricity is the predominant energy source for the Company's manufacturing facilities and is primarily supplied to the Company by public or government utilities. Natural gas used for steam production is an important energy source for many of the Company's U.S. manufacturing sites and is purchased from multiple suppliers.

RESEARCH AND DEVELOPMENT AND PATENTS

     The Company's research activities are conducted at a number of facilities. Company-sponsored research expenditures were $23.6 million in 2003, $23.0 million in 2002 and $25.4 million in 2001.

     In general, intellectual property is important to the Company, but no one technology, patent, or license or group thereof related to a specific process or product is of material importance to the Company as a whole. The Company believes that its broad patent portfolio in the microelectronic materials segment provides a sustainable competitive advantage for that product line. The Company owns three U.S. patents for the technology relating to the manufacture of J3(TM) calcium hypochlorite that are materially important to the HTH water products business. Two of these patents expire in 2009 and the other expires in 2010. The Company owns two patents covering processes for producing Ultra Pure(TM) hydrazine, the world's purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. These patents expire in 2006.

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

SEASONALITY

     The Company as a whole usually experiences its highest sales and profits in the second quarter primarily due to sales of its HTH water products line in that quarter. The purchase of water chemical products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. The water chemical products business principally distributes directly to retail merchants. Sales of these products are strongest in the second and third quarters with the second quarter still being the quarter with the most sales of these products. In addition, the weather can also have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales.

BACKLOG

     The amount of backlog orders is immaterial to the Company as a whole and to any particular segment.

U.S. GOVERNMENT CONTRACTS AND REGULATIONS

     The Company sells hydrazine to the U.S. Government under a government contract. This contract has been amended to expire on April 30, 2004. The Company is currently pursuing a new U.S. Government hydrazine supply contract. In November 2003, the Company secured a new 35-month contract, valued at $4.3 million, with the Defense Energy Support Center ("DESC") for storage and distribution services of its hydrazine-based propellants products. The contract begins May 1, 2004. In February 2004, the Company was awarded a twenty-five month contract valued at $11.9 million, with the Department of Defense for Ultra Pure(TM) Hydrazine. The contract begins January 1, 2005 and will provide fuel for future satellite programs. As a government contractor, the Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of controlled products and commodities could subject the Company or one or more of its businesses to civil and criminal penalties and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time. Several of the Company's products are registered with U.S. EPA under the Federal

Insecticide, Fungicide, and Rodenticide Act and as such are subject to various regulations regarding use and disclosure requirements.

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

EXPORT SALES

     The Company's export sales from the United States to unaffiliated customers were $75.6 million in 2003, $72.7 million in 2002 and $72.0 million in 2001. The financial information about geographic areas contained in Note 18 of Notes to the Consolidated Financial Statements found in Item 8 of this Report is incorporated herein by reference.

EMPLOYEES

     As of December 31, 2003, the Company had approximately 2,890 employees, approximately 1,310 of whom were working in foreign countries. Approximately 200 of the hourly paid U.S. employees of the Company located at its Brandenburg, Kentucky; Conley, Georgia and Lake Charles, Louisiana facilities are represented for purposes of collective bargaining by several different labor organizations, and the Company is party to six labor contracts relating to such employees. These labor contracts extend for three- or four-year terms which expire in the years 2006 and 2007. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages. European hourly employees are also represented by unions in various countries.

RESPONSIBLE CARE COMMITMENT

     First adopted as a condition of membership by the American Chemistry Council ("ACC") in 1988, the Responsible Care(R) initiative was developed to encourage member companies to continuously improve their performance in the realms of health, safety and the environment.

     The ACC's Responsible Care(R) initiative encompasses seven critical performance areas: employee health and safety, pollution prevention, manufacturing process safety, security, distribution safety, product stewardship and community awareness and emergency response. Ultimately, this initiative is aimed at making health, safety and environmental protection an integral part of a product's life cycle -- from manufacture, marketing and distribution to use, recycling and disposal.

     The Company has developed a management system to drive improvement in all seven areas under Responsible Care(R). To make this complex and multifaceted process more compelling and to give it a sense of urgency, it has developed what it calls "The Goal is Zero" initiative. It recognizes a fundamental truth at the heart of Responsible Care(R) -- that no amount of harm to people or the environment is acceptable.

     The Company's manufacturing plant in Rochester, New York, which makes industrial biocides, ingredients for cosmetic and personal care products and an advanced wood preservative, was the first plant in America to be certified under the new Responsible Care(R) RC 14001 standard that broadly covers performance in the realms of environmental quality, workplace health and safety, plant security and community outreach.

     The plant received this certification after a rigorous series of audits by ABS Quality Evaluations, an independent registrar based in Houston, Texas. Using standards developed by the Registrars Accreditation Board, auditors from ABS examined the Company's Rochester plant's management systems and related quality controls in all seven performance areas covered under the ACC's signature Responsible Care(R) initiative: employee health and safety, pollution prevention, manufacturing process safety, security, distribution safety, product stewardship and community awareness and emergency response.

     As its very name implies, the Company's "Goal is Zero" initiative is indeed aimed at achieving zero employee and contractor injuries, zero manufacturing process incidents, zero distribution incidents, and zero environmental incidents. The Company's facilities ranging from Salto, Brazil to Mesa, Arizona have at times achieved the ultimate goal in each or all of these categories. The following summarizes the Company's performance in each of the Goal is Zero targeted areas:

     GOAL ONE: ZERO RECORDABLE INJURIES. While some of the Company's facilities have achieved this goal, overall, the Company's rate of employee recordable injuries (the number of work-related injuries per 200,000 hours worked) has declined from 3.16 in 1999 to 1.3 in 2003. By contrast, the average recordable injury rate for all U.S. manufacturers was 8.1 in 2001. The Company also made excellent progress in reducing contractor recordables, which have fallen from 6.30 in 1999 to 0.9 in 2003.

     GOAL TWO: ZERO MANUFACTURING PROCESS SAFETY INCIDENTS. These incidents are defined to include fires, explosions and toxic releases that resulted in a lost-time injury, off-site consequences or greater than $25,000 of damages. Since the Distribution, the Company has never had more than one process incident in a year, and in 2003 it had zero incidents.

     GOAL THREE: ZERO ENVIRONMENTAL INCIDENTS. This goal refers to incidents such as chemical spills or emissions that are reportable because they exceed strict limits established in state, federal or foreign laws and regulations. The Company's performance has steadily improved, moving from 18 environmental incidents in 1999 to seven for all of 2003.

     GOAL FOUR: ZERO DISTRIBUTION INCIDENTS. Under this goal, the Company strives to achieve zero significant incidents such as spills during the transportation of its products. Performance is measured in terms of distribution incidents per 1,000 shipments, and this rate has declined from 4.17 in 1999 to
0.57 in 2003.

     The Company is pleased with the progress of and results derived from its Responsible Care Program. It remains committed, however, to achieving further improvements and realizing of its ultimate goal - the "Goal is Zero" for each of the above categories.

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

     In connection with the disposition of the sulfuric acid business on July 2, 2003, the Company provided environmental covenants to the purchaser in which the Company is solely liable for the costs of any environmental claim for remediation of any hazardous substances that were generated, managed, treated, stored or disposed of prior to the closing date of the sale. The Company will be released, under the sales agreement, from its obligation, which cannot exceed $22.5 million, 20 years from the closing date. Additionally, as part of its environmental indemnifications the Company will be responsible, for five years from the closing date, for damages directly related to the process sewer system at the Beaumont, Texas plant.

     As part of the Hickson organics disposition, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the Consolidated Financial Statements. Additionally, any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company's share decreasing to zero over the seven-year period. The Company's maximum aggregate liability for such unknown environmental matters is L5.0 million.

     The Company does not anticipate any exposure related to the environmental indemnifications for the sulfuric acid and the Hickson organics dispositions. The Company has estimated that the fair value of any such exposure would be immaterial.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 2003, 2002 and 2001, but may be material in future years.

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

     Cash outlays for environmental related activities for 2003, 2002 and 2001 were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
ENVIRONMENTAL CASH OUTLAYS
Capital Projects............................................  $ 0.8    $ 3.2    $ 5.4
Plant Operations............................................    7.4      7.6      9.0
Remedial Activities.........................................    2.3      2.5      4.4
                                                              -----    -----    -----
Total Environmental Cash Outlays............................  $10.5    $13.3    $18.8
                                                              =====    =====    =====

     The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $8.6 million at December 31, 2003, of which $3.3 million is classified as other current liabilities and $5.3 million is classified as other noncurrent liabilities and $10.4 million at December 31, 2002, of which $4.5 million is classified as other current liabilities and $5.9 million is classified as other noncurrent liabilities. The Company's estimated environmental liability relates to nine sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $10 million to $15 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. A portion of the increase in environmental cash outlays during 2001 was associated with a remediation project at the Company's Conley, Georgia wood treatment facility. Total cash outlays since its acquisition (capital and remedial) were approximately $5.7 million. The project was completed in 2002.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company and may have a materially adverse impact on the Company's business. At December 31, 2003, the Company had estimated additional contingent environmental liabilities of $7.2 million.

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

LOCATION                                               PRIMARY ACTIVITIES
--------                                    -----------------------------------------
McIntosh, Alabama(1)                        Blending and storage facility for
                                            performance products
Mesa, Arizona                               Manufacturing facility for
                                            microelectronic materials. CMP
                                            development and applications center for
                                            Planar Solutions, LLC joint venture.
Cheshire, Connecticut(2)                    Research and development facility and
                                            offices for treatment products
Norwalk, Connecticut(2)                     Worldwide corporate headquarters
Conley, Georgia                             Technical center and manufacturing
                                            facility for treatment products
Smyrna, Georgia(2)                          Office facility for treatment products
Bethalto, Illinois(2)                       Corporate data center
Brandenburg, Kentucky                       Manufacturing facility for
                                            microelectronic materials and performance
                                            products and technical center for
                                            treatment products
Lake Charles, Louisiana                     Manufacturing facility for performance
                                            products
Adrian, Michigan(3)                         Manufacturing facility for
                                            microelectronic materials joint venture
                                            Planar Solutions, LLC
South Plainfield, New Jersey                Research and development facilities and
                                            office space for treatment products
Rochester, New York                         Manufacturing facility for treatment
                                            products
East Providence, Rhode Island               Manufacturing facility and materials
                                            research center for microelectronic
                                            materials

LOCATION                                               PRIMARY ACTIVITIES
--------                                    -----------------------------------------
North Kingstown, Rhode Island               Manufacturing facility, North American
                                            technical support center and new product
                                            development center for microelectronic
                                            materials
Charleston, Tennessee(4)                    Manufacturing facility for treatment
                                            products
Trentham, Victoria, Australia               Office and manufacturing facility for the
                                            treatment products' Koppers Arch joint
                                            venture
Zwijndrecht, Belgium(1)                     Manufacturing facility and European
                                            technical support center for
                                            microelectronic materials
Igarassu, Brazil                            Facility of a joint venture for the
                                            manufacture of treatment products
Salto, Brazil                               Blending and repackaging facility for
                                            treatment products and manufacturing
                                            facility for performance products
Suzhou, China                               Warehouse and technical support center
                                            for treatment products
Castleford, England(4)                      Office facility, manufacturing facility
                                            and technical center for treatment
                                            products
Knottingley, England(2)                     Office, warehouse, production facilities
                                            and technical center for treatment
                                            products
Preston, England                            Wood treatment facility for treatment
                                            products
Amboise, France(2)                          Manufacturing, repackaging, distribution
                                            and warehouse facility for treatment
                                            products
Les Mureaux, France                         Manufacturing and laboratory facility for
                                            treatment products
Amsterdam, Holland(2)                       Wood treatment facility for treatment
                                            products
Swords, Ireland                             Manufacturing facility for treatment
                                            products
Mariano Comense, Italy                      Manufacturing and research and
                                            development facility for treatment
                                            products
Pianoro, Italy                              Manufacturing, research and development
                                            and office facility for treatment
                                            products
Shizuoka, Japan                             Manufacturing facility for the
                                            microelectronic materials' FUJIFILM Arch
                                            joint venture
Auckland, New Zealand                       Office and manufacturing facility for the
                                            Koppers Arch joint venture
Kempton Park, South Africa                  Manufacturing facility for the
                                            manufacture of treatment products
Valencia, Spain                             Manufacturing and distribution facility
                                            for treatment products
Maracaibo, Venezuela                        Manufacturing facility for performance
                                            products

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

     Mesa, Arizona. The Company has a state-of-the-art microelectronic materials manufacturing facility in Mesa, Arizona. This facility manufactures, purifies, formulates and packages formulated chemical products. This facility is QS 9000-, ISO 9002- and ISO 14001-certified. A second facility for thin film systems was constructed at Mesa in 1999, and a customer applications and a product development laboratory for CMP slurries and related cleaning products was added in February 2002. In addition, a new CMP production facility is being constructed by the Company's joint venture and is expected to be in operation in early 2004.

     In addition to manufacturing operations, the Company has extensive analytical testing, applications testing and warehousing capabilities for both formulated products and thin film chemicals at the Mesa plant site. Acreage is available at the site for future expansions.

     Conley, Georgia. This is the Company's major facility for its wood treatment business in the U.S. Currently, all of the Company's CCA is produced at this location and some of it is sent by rail to the Company's Kalama, Washington facility for distribution to customers in the Western U.S. CCA is also bulk shipped from this plant to the Company's other CCA customers. A 72% CCA concentrate is also produced at this facility. Office facilities and a technical center for treatment products are also located at this facility.

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

     Rochester, New York. This ISO 9002- and RC 14001-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control the growth of microorganisms, particularly fungi and algae and to control dandruff on the scalp. The largest 2-chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company's Omadine(R) biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. This plant also manufactures the Company's Triadine(R) brand of biocides which are a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide(R) IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide. This facility also manufactures personal care specialty ingredients for the Company's personal care product line and Wolman(R)E for the Company's wood protection business.

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

     North Kingstown, Rhode Island. This QS 9000-, ISO 9001- and ISO 14001-certified facility is located in an industrial park in North Kingstown, Rhode Island (Quonset Point Industrial Park) which originally housed a distribution warehouse. This state-of-the-art manufacturing facility and product development center for advanced photoresists was built to expand the Company's capabilities in the development and manufacture of advanced technology photoresists and aqueous-based polyimides. A technical service center is located on-site with advanced photolithography equipment identical to that of the customer base and provides technical service support to North American customers. The equipment is also used by the advanced product development groups to develop state-of-the-art products in anticipation of customer requirements. The manufacturing plant receives raw materials and formulates, filters and packages finished goods in a high purity, clean environment. Full test capabilities are located on-site. The high degree of flexibility required to custom manufacture specific products is maintained through the number of multiple-sized formulation vessels available here. Packaging and manufacturing facilities were designed for a new generation of purity requirements.

     Charleston, Tennessee. The Company's ISO 9002-certified facility located in Charleston, Tennessee produces, packages and stores calcium hypochlorite for the HTH water products business. At this plant, products are packaged into containers that range in size from 5 pounds to 2,000 pounds per container. The site also stores product during peak periods.

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

     Swords, Ireland. This facility is located just north of Dublin, Ireland. 2-Chloropyridine is imported from the Company's Rochester, New York plant and converted into zinc and copper salts of the pyrithione molecule. The products are shipped to customers in Europe and over fifty countries around the world. This facility is both ISO 9002- and ISO 14001-certified.

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

     Kempton Park, South Africa. The Company's facility is located in Kempton Park, South Africa and produces and packages calcium hypochlorite for the HTH water products business principally within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

     Maracaibo, Venezuela. The Company's ISO 9002-certified facility in Venezuela is a multi-product manufacturing plant producing a broad range of polyols, demulsifiers, and specialty surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.

ITEM 3. LEGAL PROCEEDINGS

     In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company's businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management's opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2003, would not be material to the Company's financial position or annual results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the three months ended December 31, 2003.

EXECUTIVE OFFICERS

     The biographical information of the executive officers of the Company as of March 1, 2004 is noted below.

NAME AND AGE                                                 OFFICE
------------                                                 ------
Michael E. Campbell (56).................   Chairman of the Board, President and
                                            Chief Executive Officer
Paul J. Craney (55)......................   Corporate Executive Vice President
Louis S. Massimo (46)....................   Corporate Executive Vice President and
                                            Chief Financial Officer
Hayes Anderson (43)......................   Corporate Vice President, Human Resources
Sarah A. O'Connor (44)...................   Corporate Vice President, General Counsel
                                            and Secretary
W. Paul Bush (53)........................   Vice President and Treasurer
Philippe Gouby (54)......................   President, Arch Microelectronic Materials
Steven C. Giuliano (34)..................   Controller

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of January 31, 2004, there were approximately 6,300 record holders of Company Common Stock.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ARJ."

     Information concerning the high and low sales prices of the Company's Common Stock and dividends paid on Common Stock during each quarterly period for the last two most recent fiscal years is set forth in Note 22 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

     Among the provisions of the credit facility (as defined in Item 7 of this Report) are restrictions relating to the payments of dividends and the acquisition of the Company's Common Stock based on a financial formula. As of December 31, 2003, dividends and stock repurchases were limited to approximately $60.5 million. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions, which limit dividends and repurchases to $41.1 million as of December 31, 2003. See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

     See Item 12 of this Report for Equity Compensation Plan information.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2003 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company's future performance. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

     As a result of the sale of the sulfuric acid business, the Company has restated its prior year results to include the results of the sulfuric acid business and the gain on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                   2003      2002     2001      2000      1999
                                                 --------   ------   ------   --------   ------
                                                   ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATIONS
Sales..........................................  $1,009.1   $905.6   $883.3   $  901.6   $875.1
Cost of Goods Sold(1)..........................     721.8    640.8    635.8      660.9    638.6
Selling and Administration(2)..................     239.9    217.4    206.2      176.5    166.2
Research and Development.......................      23.6     23.0     25.4       17.1     17.7
Equity in (Earnings) of Affiliated Companies...     (11.7)    (6.4)    (3.3)      (7.8)    (5.8)
Other (Gains) and Losses(3)....................      (3.0)    (1.8)     1.0       (8.1)    (2.2)
Impairment and Restructuring (4)...............      (0.6)     7.6      1.5       65.0       --
Interest Expense, net..........................      16.5     16.0     17.7       13.0      4.9
                                                 --------   ------   ------   --------   ------
Income (Loss) from Continuing Operations Before
  Taxes and Cumulative Effect of Accounting
  Change.......................................      22.6      9.0     (1.0)     (15.0)    55.7
Income Tax Expense (Benefit)...................       7.5      2.7      0.2      (10.7)    19.0
                                                 --------   ------   ------   --------   ------
Income (Loss) from Continuing Operations Before
  Cumulative Effect of Accounting Change.......      15.1      6.3     (1.2)      (4.3)    36.7
Income (Loss) from Discontinued Operations, net
  of tax(5)....................................      12.7     (3.3)     0.1        4.8      5.3
Cumulative Effect of Change in Accounting, net
  of tax(6)....................................      (0.4)      --     (0.2)        --       --
                                                 --------   ------   ------   --------   ------
Net Income (Loss)..............................  $   27.4   $  3.0   $ (1.3)  $    0.5   $ 42.0
                                                 ========   ======   ======   ========   ======
Diluted Income (Loss) Per Share................  $   1.21   $ 0.13   $(0.06)  $   0.02   $ 1.82
Common Dividends Per Share(7)..................      0.80     0.80     0.80       0.80     0.60
OTHER
Capital Expenditures...........................      20.3     31.4     41.6       58.5     56.0
Depreciation...................................      50.6     48.5     47.2       46.6     46.2
Amortization of Intangibles....................       2.1      4.4     10.7        5.9      4.1
Effective Tax Rate(8)..........................      33.2%    30.0%    20.0%      71.3%    34.1%
Return on Equity(9)............................       4.5%     1.8%    (0.3)%     (1.0)%    7.7%
FINANCIAL POSITION
Working Capital(10)............................  $  173.4   $119.1   $159.0   $  189.8   $185.6
Property, Plant and Equipment, net.............     281.4    302.7    314.7      313.3    309.6
Total Assets...................................     976.4    939.1    968.2    1,073.6    759.5
Long-Term Debt.................................     218.5    220.8    265.1      247.6     76.8
Shareholders' Equity(11).......................     337.7    330.0    387.5      419.8    451.8
Capitalization(11).............................     556.9    553.2    691.1      763.2    549.6

---------------

 (1) Cost of Goods Sold for 2003 includes an insurance settlement of $3.3 million for the reimbursement of past and future repairs of one of the Company's manufacturing locations. 2000 includes $3.0 million to write-down inventory to net realizable value, including disposal costs, due to the process chemicals restructuring and the exiting of certain businesses.

 (2) Selling and Administration expenses for 1999 include $2.3 million of expenses related to an unfavorable arbitration award and the decision to delay construction of a facility in China.

 (3) Other (Gains) and Losses for 2003 principally includes the pre-tax gain on the sale of excess land of $2.5 million. 2002 consists of the pre-tax gain on the sales of excess land. 2001 includes a $1.0 million write-off of an investment in GlobalBA.com, Inc. 2000 consists of a pre-tax gain on the sale of Superior Pool Products of $10.6 million and certain acquisition-related costs of $2.5 million related to the acquisition and integration of Hickson. 1999 represents a gain on the extinguishment of debt related to the settlement of a $5.2 million face value note through the payment of $3.0 million, which was previously recorded as an extraordinary item and has been reclassified per SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

 (4) Impairment and Restructuring consist of the following:

     Impairment Charge --  2000 includes $31.0 million related to the write-down of property, plant and equipment due to the process chemicals business restructuring.
     Restructuring --      2003 includes severance cost of $1.4 million for headcount reductions related to the performance products segment, $1.1 million of severance costs for additional headcount
                           reductions associated with a revision to the 2002 original restructuring program offset by a reduction of the prior
                           years' restructuring reserves of $3.1 million. Restructuring charges for 2002 include $6.6 million related to headcount reductions of approximately 200 employees in the
                           microelectronics materials, performance urethanes and HTH
                           water products businesses, as well as a $1.0 million charge related to the consolidation of several treatment products segment operations. The non-cash portion of the
                           restructuring charge was approximately $1.0 million. 2001
                           charges include $2.4 million for headcount reductions, a
                           $1.5 million reduction of the 2000 reserve and $0.8 million of retention payments, offset by $0.2 million of
                           reimbursement of certain severance costs. 2000 charges
                           include a $34.0 million charge, which consists of $8.9
                           million related to the restructuring of the process
                           chemicals business, $14.1 million related to the write-off of certain costs associated with the biocides business, and
                           $11.0 million related to other headcount reductions.

 (5) Represents the results of operations, net of tax, of the Hickson organics division for 2003 through the date of sale on August 11, 2003, 2002 and September through December 2001. It also represents the results of the sulfuric acid business for all years presented through the date of sale on July 2, 2003. 2003 results include an after-tax gain of $16.5 million on the sale of the sulfuric acid business and an after-tax loss of $2.0 million on the sale of the Hickson organics Castleford operations. 2002 results include an after-tax loss of $1.5 million on the sale of the DanChem organics operation in Danville, Virginia. 2002 includes the operating results of the DanChem operation through the date of its sale in March 2002.

 (6) 2003 reflects the impact of adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." 2001 reflects the impact of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

 (7) The annual dividend rate was $0.80 per share. 1999 dividends represent three quarterly payments.

 (8) The effective tax rate is based on continuing operations before cumulative effect of accounting change.

 (9) Return on equity is calculated using income (loss) from continuing operations before cumulative effect of accounting change and average total shareholders' equity.

(10) The Company sells certain accounts receivable through an accounts receivable securitization program entered into in March 2002. As a result, accounts receivable have been reduced, the Company's undivided interest in such receivables have been reflected as a short-term investment and proceeds from the sales have been used to pay down debt. As of December 31, 2003, the Company had not sold any participation interests in accounts receivable. As of December 31, 2002, the Company had sold $33.5 million of participation interests in $55.1 million of accounts receivable.

(11) Includes a cumulative minimum pension liability adjustment, net of taxes of $84.8 million, $61.3 million and $0.9 million as of December 31, 2003, 2002 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company's various products and shipping and handling costs. In addition, segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, the write-off of an investment in GlobalBA.com and certain unallocated expenses of the corporate headquarters.

     As a result of the sale of the sulfuric acid business, the Company has restated its prior year results to include the results of the sulfuric acid business and the gain on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

RESULTS OF OPERATIONS
CONSOLIDATED

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2003        2002       2001
                                                              ----------   --------   --------
                                                               (IN MILLIONS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Sales.......................................................   $1,009.1     $905.6     $883.3
Gross Margin................................................      287.3      264.8      247.5
Selling and Administration..................................      239.9      217.4      206.2
Research and Development....................................       23.6       23.0       25.4
Equity in (Earnings) of Affiliated Companies................      (11.7)      (6.4)      (3.3)
Other (Gains) and Losses....................................       (3.0)      (1.8)       1.0
Restructuring (Income) Expense (1)..........................       (0.6)       7.6        1.5
Interest Expense, net.......................................       16.5       16.0       17.7
Income Tax Expense..........................................        7.5        2.7        0.2
Income (Loss) from Discontinued Operations, net of tax......       (1.8)      (1.8)       0.1
Gain (Loss) on the Sales of Discontinued Operations, net of
  tax.......................................................       14.5       (1.5)        --
Cumulative Effect of Accounting Change, net of tax..........       (0.4)        --       (0.2)
                                                               --------     ------     ------
Net Income (Loss)...........................................   $   27.4     $  3.0     $ (1.3)
                                                               ========     ======     ======
Basic Income (Loss) Per Share...............................   $   1.21     $ 0.13     $(0.06)
Diluted Income (Loss) Per Share.............................   $   1.21     $ 0.13     $(0.06)
Weighted Average Common Stock Outstanding:
Basic.......................................................       22.6       22.5       22.3
Diluted.....................................................       22.6       22.6       22.4
The following table reconciles diluted income (loss) per
  share to diluted income per share excluding the change in
  accounting for amortization of intangibles:
Diluted Income (Loss) Per Share.............................   $   1.21     $ 0.13     $(0.06)
Amortization of Intangibles.................................         --         --       0.25
                                                               --------     ------     ------
Diluted Income Per Share Excluding the Change in Accounting
  for Amortization of Intangibles...........................   $   1.21     $ 0.13     $ 0.19
                                                               ========     ======     ======

     Arch Chemicals, Inc. is a global specialty chemicals manufacturer supplying value-added products and services to several industries on a worldwide basis, including the consumer products and the semiconductor industries. The Company operates in three segments: treatment products, microelectronic materials and performance products. The Company has focused its resources on the treatment products and the microelectronic materials segments, and during the past year divested several non-strategic businesses, which included the sulfuric acid business and the Hickson organics business in Castleford, England. In 2003, the Company also acquired the remaining 50% share of its water products joint venture in South Africa.

     Arch's treatment products business segment generates approximately 70% of the Company's annual sales. It includes three reportable business units: HTH water products, personal care and industrial biocides, and wood protection and industrial coatings. The treatment products segment drives growth by its ability to help customers respond to key regulatory trends aimed at improving the environment or protecting human health and safety. For example, as a result of the international bans on the use of tributyl tins in marine antifouling paints, the industrial biocides business has been able to seize upon growth opportunities with its environmentally preferable zinc and copper Omadine(R) biocides that are used in marine antifouling paints.

     In February 2002, the Company announced a voluntary transition from chromated copper arsenate ("CCA") to a new generation of wood preservatives for use in non-industrial wood products after December 31, 2003. CCA is a traditional wood preservative used for the past 70 years to protect treated wood against termites and rotting. In connection with the transition, the Company simultaneously requested the EPA's consent to an amendment of its registration for CCA, which would limit the approved uses of CCA to industrial applications. Although the Company views this as a growth opportunity for its wood protection business, a risk exists that new sales of its CCA alternative product, Wolman(R) E and Tanalith(R) E, will not replace historical sales of the CCA product.

     The microelectronic materials segment is a leading global supplier of chemicals and services used to create semiconductor devices and flat panel displays. The Company and its Japanese joint venture, FUJIFILM Arch, are capitalizing on the rapid growth in Asia of semiconductor and flat panel display production. The profitability of these market segments has been negatively affected by downward pricing due to gloablization of the materials supply chain. To minimize the impact of downward pricing the business has significantly reduced its cost structure. To maximize the benefits of globalization, the business has focused on widening its global reach and by providing new products and services that align with two major market growth trends in the semiconductor and image display industries -- the switch to advanced copper technology in leading-edge semiconductor devices and the rapid growth of semiconductor based image sensors for display production around the globe.

     The Company's major sales, distribution and production facilities are located in North America, Europe and Asia. Additional facilities are based in Latin America, Australia and South Africa. Approximately 50% of sales and 40% of total long-lived assets, excluding goodwill, are outside the U.S. Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates. These fluctuations impact the translation of sales, earnings, assets and liabilities from the local functional currency to the U.S. dollar. Operating units outside the U.S. that purchase raw materials in U.S. dollars are also impacted by fluctuations in foreign currency exchange rates.

     Critical success factors for the Company include managing its overall global manufacturing facilities to maximize efficiencies in the manufacturing processes, fixing or eliminating unprofitable businesses, reducing overall product sourcing costs and growing the businesses organically and through strategic acquisitions. In addition, several of its customers generally require that the Company demonstrate improved efficiencies, through cost reductions and/or price decreases. Finally, the Company's continued growth will be based on its ability to develop new products to meet its customers' needs. See "Results of Operations" for more details on the factors, which drive year-over-year performance.

     The Company has a disciplined acquisition strategy that is aimed at complementing existing strengths and under which all candidates must meet stringent strategic and financial criteria. First, any acquisition must strengthen the Company and be focused on the core business areas. Secondly, any acquisition must be cash accretive in year one and earnings accretive no later than the end of the first year. Lastly, there must be a detailed integration plan established prior to the acquisition.

     The Company's 2003 full year net sales were $1,009.1 million, up approximately 11% from 2002. The Company benefited from the growth in its core businesses, which is evidenced by the strong demand for biocides used in marine antifouling paints, antidandruff shampoos and building products that deter the growth of mold and mildew. In 2003, the Company has continued to see savings from prior restructuring programs that have been combined with other cost reduction initiatives and have allowed the Company to offset rising trends in its pension and other health-care costs, as well as continued price pressures. The Company remains focused on reducing costs.

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

     Sales increased $103.5 million, or 11.4% due to favorable foreign exchange (approximately six percent), an increase in volumes (approximately four percent) and higher pricing (approximately one percent). The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and water products businesses. Sales volumes were higher in the water products business principally due to the Aquachlor acquisition (approximately $18 million) and the industrial biocides business as a result of continued strong demand for biocides used in building products and marine antifouling paint markets. The increase in sales volumes was partially offset by lower volumes in the performance products segment.

     Gross margin percentage was 28.5% and 29.2% for 2003 and 2002, respectively. The decrease in margin percentage was primarily a result of higher raw material costs in the performance urethanes business and unfavorable pricing in the microelectronics materials segment, partially offset by higher margins in the water products business due to lower manufacturing costs. Margins also increased in the industrial biocides business due to the increased sales volume. Additionally, included in the performance products margins is income for an insurance settlement of $3.0 million for the reimbursement of past and future repairs and maintenance expense for storm damage at one of the Company's manufacturing facilities.

     Selling and administration expenses as a percentage of sales decreased to 23.8% in 2003 from 24.0% in 2002 and these expenses increased in amount by $22.5 million. The increase in amount was primarily due to higher customer conversion costs associated with CCA-alternative preservatives in the wood protection business, higher legal-related costs in the wood protection and personal care businesses, higher pension and insurance costs (approximately $7 million), the acquisition of Aquachlor ($2.7 million) and the unfavorable effect of foreign exchange (approximately $10 million). Amortization expense decreased $2.3 million. 2002 includes the write-off of the assets associated with a cancelled expansion of the HTH water products J3(TM) plant of approximately $2 million, offset by a favorable legal decision in a 1994 raw material spillage lawsuit of $1.9 million.

     Research and development expenses were comparable to 2002 primarily due to increased spending in the treatment products segment to support various growth initiatives, which were offset by cost-reduction initiatives in the microelectronic materials segment.

     Equity in earnings of affiliated companies increased $5.3 million due to favorable operating results of all the joint ventures, in particular the FUJIFILM Arch and Planar Solutions joint ventures. Operating results of the FUJIFILM Arch joint venture increased due to increased sales of photoresists and Color Mosaic(R) used in the fabrication of LCD panels and image sensors and the operating results of the Planar Solutions joint venture increased due to increased sales of CMP copper slurries used in advanced chip manufacturing processes.

     Other (gains) and losses in 2003 principally represent the pre-tax gain on the sale of excess land of $2.5 million. 2002 represents the pre-tax gain on sales of excess land of $1.8 million.

     Restructuring income in 2003 includes $1.4 million for severance costs related to headcount reductions in the performance products segment. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company's hydrazine hydrate plant in Lake Charles, Louisiana. 2003 also includes $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction of the prior years' restructuring reserves of $3.1 million due to revisions to previous plans estimates. Restructuring expense in 2002 includes employee-related costs for headcount reductions in the microelectronic materials, treatment products and performance products segments and expenses related to the consolidation of several treatment products operations.

     The tax rate on income from continuing operations for 2003 and 2002 was 33% and 30%, respectively. The impact of restructuring decreased the effective tax rate on income from continuing operations by four percent for 2002.

     Income (loss) from discontinued operations, net of tax, reflects the results of operations and allocated interest of the Hickson organics business through August 11, 2003 (the date of sale). Net loss was $2.9 million in 2003 compared to a net loss of $3.3 million in 2002. 2003 includes a $4.0 million impairment charge to adjust the net asset value to its estimated selling price, less costs to dispose. 2002 included $1.9 million of restructuring charges.

     Income (loss) from discontinued operations also includes the results of the sulfuric acid business through July 2, 2003 (the date of sale). Net income was $1.1 million in 2003 compared to $1.5 million in 2002.

     Gain (loss) on the sale of discontinued operations, net of tax, in 2003 includes the after-tax gain of $16.5 million on the sale of substantially all the net assets of the Company's sulfuric acid business. Also included in gain
(loss) on sales of discontinued operations is the after-tax loss of $2.0 million on the sale of the Company's Hickson organics operations in Castleford, England. The 2002 loss on the sales of discontinued operations, net of tax, includes the after-tax loss on the sale of the organics operation located in Danville, Virginia.

  2004 OUTLOOK

     HTH water products segment expects continued growth in the HTH(R) POOLIFE(R) brand sold to the professional pool dealer market. Continued strong demand for the biocides used in marine antifouling paint and antidandruff markets are expected in the personal care and industrial biocides segment. Wood protection is expected to continue to benefit from the conversion to CCA-alternative products. The Performance Products segment is expected to be adversely impacted by rising raw material costs. As a result of the above factors, the Company anticipates sales for the full year will increase approximately eight to ten percent. Earnings per share are expected to range from $1.00 to $1.25 per share. Depreciation and amortization is estimated to be approximately $53 million. Capital spending is anticipated to be in the $25 to $30 million range. Pension expense and related funding are both expected to increase by approximately $5 million and $7 million, respectively, in 2004. The Company's effective tax rate is estimated to be 35%. The projections are subject to various factors, including but not limited to, estimated raw material and energy prices, general economic conditions (including semiconductor market recovery); see Cautionary Statement Under Federal Securities Laws.

     The Company is subject to proceedings, lawsuits and other claims in the normal course of business. These contingencies require management judgment in order to assess the likelihood of any adverse judgments or outcomes and the potential range of probable losses. The Company anticipates lower legal expenses in 2004 of approximately $2 million, which is based on the current legal proceedings pending or threatened against the Company. If there was a significant change to a current pending or threatened legal proceeding or as new cases develop, it could have a material impact on the Company's results.

     The Company's hydrazine business currently has a three-year contract with two one-year renewal options with the United States Department of the Air Force to supply hydrazine-based propellant, which was effective on March 1, 2001 and has been amended to expire on April 30, 2004. The contract principally consists of a fixed-price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound, adjusted annually for agreed-upon cost escalations. The one-year renewal options have not been exercised. The Company is pursuing a new long-term hydrazine-based propellant supply contract with the Defense Energy Support Center (DESC). We anticipate the DESC will award the contract to a bidder in the first half of 2004, but there is no assurance that such contract will be awarded to the Company. The 2004 forecast assumes the renewal of the supply contract or a replacement with a new supply contract. The failure to obtain this contract could have a material impact on the hydrazine business and the Company's results. In addition to the potential loss of sales and operating income associated with the loss of such contract, the Company would also need to assess the potential impairment of its hydrazine business. In connection with that assessment, the Company, among other things, may decide to downsize or possibly shut down its hydrazine facility. As a result, the Company could incur a potential impairment charge and/or other shutdown related costs. The carrying value of the long-lived assets associated with the hydrazine propellants is approximately $7 million. (See Note 1 of Notes to Consolidated Financial Statements)

     Additionally, included in the Company's 2004 outlook is an estimate of incentive compensation expense for 2004, which is based on the estimated financial performance of the Company. The financial targets are set annually by the Company's compensation committee. The annual incentive plans financial targets are earnings per share and cash flow. Cash flow is defined as EBITDA, plus or minus the change in working capital, less capital expenditures. The Company also has a long-term incentive plan which has a financial target based on return on equity to be achieved in three years, which can be accelerated to be earned in two years. If there were a change in the Company's estimated financial performance, it could have a significant impact on the amount of compensation expense recorded by the Company and may have a material mitigating impact on the Company's results.

     The Company's 2004 outlook is also based on assumptions regarding the Company's pension and postretirement benefit obligations, which are recorded based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, rates of increase in compensation levels, expected return on plan assets and trends in health care costs, which are updated annually. Market conditions and interest rates significantly impact future assets, liabilities and expense of the Company's pension and postretirement benefit plans. Therefore, any changes in such assumptions could impact the Company's estimate of expense and, or funding which may be material to the Company's future results.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales increased 2.5%, or $22.3 million due to higher overall volumes (approximately three percent) and favorable foreign exchange (approximately one percent), partially offset by lower overall prices (approximately two percent). Excluding the decrease due to the exit of certain unprofitable process chemical product lines (approximately $17 million), sales increased $39.4 million or approximately four percent primarily due to higher HTH water products and wood protection volumes and industrial coatings favorable foreign currency translation, partially offset by lower volumes in the performance urethanes business and lower pricing in the microelectronic materials and hydrazine businesses.

     Gross margin percentage was 29.2% and 28.0% for 2002 and 2001, respectively. The increase in percentage was due primarily to favorable product mix in the personal care and industrial biocides businesses, higher margins in the microelectronic materials segment due to the restructuring of the process chemicals business and increased volumes due to the modest recovery, and lower fixed costs due to restructuring in the HTH water products business. These were partially offset by higher costs due to the change in the HTH water products distribution strategy (approximately $13 million) and the 2001 benefit of a $5.0 million LIFO inventory decrement due to reduced inventory levels.

     Selling and administration expenses as a percentage of sales increased to 24.0% in 2002 from 23.3% in 2001 and these expenses increased in amount by $11.2 million. The increase was primarily due to higher selling and advertising costs in the treatment segment to support the HTH(R)brand relaunch and the entrance into the professional pool dealer market (approximately $5 million). Higher legal costs in the wood protection and microelectronic materials businesses, additional expenses related to the geographic expansion of the industrial coatings business, higher insurance and employee benefit-related expenses, and costs related to the Company's accounts receivable securitization program ($1.6 million) also contributed to the increase. These factors were partially offset by lower selling expenses associated with the microelectronic materials and performance products segments due to cost reduction initiatives. In addition, the write-off of the assets associated with a cancelled expansion of the HTH water products J3(TM) plant of approximately $2 million was offset by a favorable legal decision in a 1994 raw material spillage lawsuit ($1.9 million). In addition, the increase in selling and administration costs was partially offset by a decrease in amortization of intangibles of $6.3 million primarily due to the adoption of SFAS 142 (see Note 8 of Notes to Consolidated Financial Statements).

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

     Other (gains) and losses in 2002 represents a $1.8 million pre-tax gain on the sales of excess land. 2001 represents the write-off of an investment in GlobalBA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001.

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

     The tax rate on income from continuing operations for 2002 and 2001 was 30% and 20%, respectively. The impact of restructuring decreased the effective tax rate on income from continuing operations by four percent for 2002.

     Income (loss) from discontinued operations, net of tax in 2002 includes the results of operations of the Hickson organics Castleford business for the full year and the results of operations of the Hickson organics DanChem business through the sale of that business in March of 2002. Results in 2002 include interest expense allocated to this business, a $1.9 million restructuring charge for headcount reductions for approximately 40 employees at Castleford and a valuation reserve associated with capital spending at the Castleford business. Loss from discontinued operations for 2001 includes operating results of the Hickson organics Castleford and DanChem businesses and interest expense allocated for September through December 2001 and includes a $1.8 million restructuring charge for headcount reductions of approximately 45 employees at Castleford. The net earnings (losses) related to the Hickson organics division during the holding period through August 2001 are not included in the Consolidated Statements of Income, but have been recorded as an adjustment to the net asset value. The post-acquisition income before allocated interest expense for the period from January 1, 2001 through August 31, 2001 associated with these assets held for sale was $3.8 million. In addition, interest expense of $3.8 million was allocated to the Hickson organics division for the eight-month period ended August 31, 2001. See Note 5 of Notes to Consolidated Financial Statements.

     Income (loss) from discontinued operations also includes the results of the sulfuric acid business. Net income decreased to $1.5 million in 2002 compared to $3.0 million in 2001, due to the unfavorable product mix.

     Gain (loss) on sales of discontinued operations, net of tax, represents the after-tax loss on the sale of the Company's operations in Danville, Virginia for proceeds of approximately $25 million.

  SEGMENT OPERATING RESULTS

     As a result of the sale of the sulfuric acid business, the Company has restated its prior period results of the sulfuric acid business as a component of discontinued operations, in accordance with SFAS No. 144. Additionally, the Company has combined its performance urethanes and hydrazine businesses to form the new performance products segment. The Company has organized its business portfolio into three operating segments to reflect the Company's business strategy. The three segments are treatment products, microelectronic materials and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, the write-off of an investment in Global BA.com and certain unallocated expenses of the corporate headquarters.

TREATMENT PRODUCTS

                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                         2003         2002          2001
                                                        ------   ---------------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales
  HTH Water Products..................................  $289.7       $243.1        $208.2
  Personal Care & Industrial Biocides.................   149.3        124.5         117.9
  Wood Protection & Industrial Coatings...............   268.3        233.2         215.8
                                                        ------       ------        ------
Total Treatment Products..............................  $707.3       $600.8        $541.9
Operating Income (Loss)
  HTH Water Products..................................  $  9.1       $ (1.0)       $ (2.2)
  Personal Care & Industrial Biocides.................    29.5         28.9          21.6
  Wood Protection & Industrial Coatings...............    15.1         16.8          11.4
                                                        ------       ------        ------
Total Treatment Products..............................  $ 53.7       $ 44.7        $ 30.8

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

     Sales increased $106.5 million, or 17.7%, and operating income increased $9.0 million. The increase in sales is due to higher volumes (approximately nine percent), favorable foreign exchange (approximately eight percent) and higher pricing (approximately one percent). The increase in volumes of approximately $53 million is due primarily to the Aquachlor acquisition (approximately $18 million) in the water products business and the continued strong demand for all product lines in the industrial biocides business. The favorable foreign exchange effect on sales is due primarily to the industrial coatings and water products businesses. Operating income increased due to the higher sales volumes, partially offset by higher selling and administration due to increased legal expenses and additional investments to support growth initiatives.

  HTH WATER PRODUCTS

     Sales increased $46.6 million, or 19.2%, and operating results increased $10.1 million. The increase in sales was due to the acquisition of Aquachlor (approximately $18 million), increased volumes of approximately four percent due to stronger international volumes of branded calcium hypochlorite and chlorinated isocyanurates and increased pool maintenance products and accessories volumes and favorable foreign currency rates (approximately seven percent).

     Operating results improved significantly. The improved results were due to the higher sales, lower manufacturing and product sourcing costs, partially offset by higher selling and administration costs. Selling and administration costs increased due to higher litigation related costs associated with property damage claims (see Note 20 Commitments and Contingencies), partially offset by lower advertising costs. 2002 included the write-off of the assets associated with a cancelled expansion of the J3(TM) plant of approximately $2 million.

  PERSONAL CARE AND INDUSTRIAL BIOCIDES

     Sales increased $24.8 million, or 19.9%, due to continued strong demand for all product lines, in particular the biocides used in marine antifouling paint, antidandruff shampoo and building products markets. Operating income increased $0.6 million due to the higher sales, partially offset by higher selling and administration costs. Selling and administration costs increased to support various growth initiatives related to the expansion of the personal care business into new markets and increased legal expenses in the personal care product line relating to litigation in which the Company is asserting claims against a former owner and several former employees of an acquired business. In addition, 2002 benefited from the pre-tax gain on the sale of excess land of $0.8 million.

  WOOD PROTECTION AND INDUSTRIAL COATINGS

     Sales increased $35.1 million, or 15.1%, primarily due to favorable foreign currency rates (approximately 12%). Excluding the favorable impact of foreign currency, sales increased as higher volumes of Wolman(R) E and Tanalith(R) E (both CCA-alternative products) and favorable pricing for industrial coatings, were partially offset by lower volumes of traditional CCA products. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market driven by the voluntary withdrawal in the U.S. by the wood treatment manufacturers of their CCA registrations for non-industrial uses by December 31, 2003.

     Operating income decreased $1.7 million due to higher ongoing legal defense expenses associated with CCA product related lawsuits and customer conversion costs associated with CCA-alternative preservatives. 2002 benefited from a favorable legal decision in a 1994 raw material spillage lawsuit of $1.9 million.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales increased 10.9% due to higher volumes (approximately 10%) and favorable foreign exchange (approximately two percent), partially offset by lower prices (approximately one percent), and operating results increased by $13.9 million. The increase in volumes is due primarily to higher HTH water products, new wood preservative products volumes and higher biocides sales to the marine antifouling paint and anti-dandruff markets. Operating income increased principally due to the higher sales, partially offset by the increased costs of the direct-to-retail distribution strategy for HTH water products (approximately $13 million), higher selling and advertising costs to support the HTH(R) brand relaunch and entrance into the dealer market (approximately $5 million) and the write-off of the assets associated with a cancelled expansion of the J3(TM) plant of approximately $2 million. Higher legal defense expenses associated with CCA product-related lawsuits were mostly offset by a favorable legal decision in a 1994 raw material spillage lawsuit ($1.9 million). In addition, 2002 operating results included the benefit of the non-amortization of goodwill and other intangible assets of $4.4 million and the pre-tax gain on sales of excess land of $1.5 million. 2001 operating results included a benefit of a $2.8 million LIFO inventory decrement.

  HTH WATER PRODUCTS

     Sales increased 16.8% and operating results improved by $1.2 million. Sales increased primarily due to higher branded (HTH(R) and POOLIFE(R)) and nonbranded calcium hypochlorite, branded isocyanurates and pool maintenance products and accessories volumes. The higher branded volumes were a result of the HTH(R) brand relaunch and the launch of the new POOLIFE(R) dealer exclusive brand. The higher pool maintenance products and accessories volumes were due to new marketing initiatives. Foreign sales also increased due to higher volumes as a result of warm weather in Europe and Canada.

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

  WOOD PROTECTION AND INDUSTRIAL COATINGS

     Sales were 8.1% higher than the prior year due to higher volumes (approximately five percent), favorable foreign currency translation (approximately five percent), principally in the coatings business, partially offset by lower prices (approximately two percent). The higher volumes were primarily due to higher volumes of Wolman(R)E (Wolmanized(R) Natural Select(TM)) and Tanalith(R) E preservatives (both CCA-alternative products) as well as stronger European economic conditions resulting in higher industrial coatings sales. Operating income was approximately 47% higher than the prior year due to the higher sales, partly offset by higher selling costs as a result of the geographic expansion of the coatings business. Higher legal defense expenses associated with CCA product-related lawsuits were mostly offset by a favorable legal decision in a 1994 raw material spillage lawsuit ($1.9 million). In addition, operating results benefited from the non-amortization of goodwill and other intangible assets of $2.7 million and the pre-tax gain on the sale of excess land of $0.7 million.

MICROELECTRONIC MATERIALS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales......................................................  $145.6   $142.6   $158.9
Operating Income (Loss)....................................     1.7     (2.7)    (7.4)

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

     Sales increased $3.0 million or 2.1%. The increase in sales is due to higher volumes (approximately two percent) and favorable foreign exchange (approximately two percent), partially offset by lower prices (approximately two percent). Increased volumes of photoresists and polyimides due to the growth of new product sales were partially offset by lower pricing principally in ancillary products. European and Asian sales increased, partially offset by lower North American sales.

     Operating results improved significantly as a result of the higher sales, lower legal costs and improved operating results of its joint ventures ($4.0 million). This improvement in operating results was offset by lower margins from reduced pricing. Lower selling and administration costs due to cost-reduction initiatives were partly offset by the unfavorable effect of foreign exchange. Operating results of the FUJIFILM Arch joint venture increased due to increased sales of photoresists and Color Mosaic(R) used in the fabrication of LCD panels and image sensors. Operating results of the Planar Solutions joint venture improved due to increased sales of CMP copper slurries used in advanced chip manufacturing processes.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

     Sales decreased 10.3% due to lower volumes (approximately eight percent) and lower prices (approximately two percent), and operating results improved by $4.7 million. Of the sales decrease, approximately

$17 million related to the exit of certain unprofitable process chemical product lines announced in the fourth quarter of 2000. Excluding this effect, sales were comparable as higher volumes of polyimides, photoresists and blends due to new product sales and existing customer growth were offset by the weakness of the semiconductor industry in the early part of the year, which resulted in lower pricing and adversely affected demand for the thin film and ancillary product lines.

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

PERFORMANCE PRODUCTS

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                 ($ IN MILLIONS)
RESULTS OF OPERATIONS
Sales
  Performance Urethanes....................................  $122.2   $120.2   $141.1
  Hydrazine................................................    34.0     42.0     41.4
                                                             ------   ------   ------
Total Performance Products.................................  $156.2   $162.2   $182.5
Operating Income (Loss)
  Performance Urethanes....................................  $ (5.4)  $ (0.9)  $ (1.9)
  Hydrazine................................................     2.1      5.6      6.7
                                                             ------   ------   ------
Total Performance Products.................................  $ (3.3)  $  4.7   $  4.8

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

  PERFORMANCE URETHANES

     Performance urethanes sales increased $2.0 million and operating results decreased by $4.5 million. Sales were higher than prior year due to higher polyol volumes and higher contract manufacturing, partially offset by lower Latin American sales, as a result of poor economic conditions and political instability in Venezuela, the withdrawal from a Middle Eastern market and lower propylene glycol sales.

     Operating results decreased due to significantly higher raw material and energy costs, slightly offset by lower selling and administration expenses resulting from cost-reduction initiatives. 2003 also includes income for an insurance settlement of approximately $3 million for reimbursement of past and expected future repairs and maintenance expense for storm damage at one of the Company's manufacturing facilities.

  HYDRAZINE

     Hydrazine sales decreased $8.0 million and operating income decreased by $3.5 million. Sales decreased due to lower hydrate volumes resulting from the temporary idling of the plant, partly offset by favorable hydrate pricing. Operating income was lower than prior year primarily due to the lower sales and higher manufacturing costs.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

  PERFORMANCE URETHANES

     Performance urethanes sales decreased 14.8% principally due to lower Latin American sales (approximately 10%), a result of poor economic conditions and political instability in Venezuela and lower propylene glycol volumes, partially offset by higher North American polyol volumes. Operating results improved $1.0 million as a result of lower raw material costs and lower manufacturing and selling and administrative costs due to cost-reduction initiatives implemented in 2001 and 2002. These factors were partially offset by the lower sales, the absence of a $2.2 million benefit of a LIFO inventory decrement and the $2.5 million contract settlement gain related to the termination of the contract manufacturing agreement with Sunoco in 2001.

  HYDRAZINE

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

     In connection with the disposition of the sulfuric acid business on July 2, 2003, the Company provided environmental covenants to the purchaser in which the Company is solely liable for the costs of any environmental claim for remediation of any hazardous substances that were generated, managed, treated, stored or disposed of prior to the closing date of the sale. The Company will be released, under the sales agreement, from its obligation, which cannot exceed $22.5 million, 20 years from the closing date. Additionally, as part of its environmental indemnifications the Company will be responsible, for five years from the closing date, for damages directly related to the process sewer system at the Beaumont, Texas plant.

     As part of the Hickson organics disposition, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the Consolidated Financial Statements. Additionally, any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company's share decreasing to zero over the seven-year period. The Company's maximum aggregate liability for such unknown environmental matters is L5.0 million.

     The Company does not anticipate any exposure related to the environmental indemnifications for the sulfuric acid and the Hickson organics dispositions. The Company has estimated that the fair value of any such exposure would be immaterial.

     Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were not material to operating results in 2003, 2002 and 2001 but may be material in future years.

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

     Cash outlays for environmental related activities for 2003, 2002 and 2001 were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                  ($ IN MILLIONS)
ENVIRONMENTAL CASH OUTLAYS
Capital Projects............................................  $ 0.8    $ 3.2    $ 5.4
Plant Operations............................................    7.4      7.6      9.0
Remedial Activities.........................................    2.3      2.5      4.4
                                                              -----    -----    -----
Total Environmental Cash Outlays............................  $10.5    $13.3    $18.8
                                                              =====    =====    =====

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $8.6 million at December 31, 2003, of which $3.3 million is classified as current liabilities and $10.4 million at December 31, 2002, of which $4.5 million is classified as current liabilities. The Company's estimated environmental liability relates to nine sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $10 million to $15 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. A portion of the higher environmental cash outlays during 2001 was associated with a remediation project at the Company's Conley, Georgia wood treatment facility. Total cash outlays since its acquisition (capital and remedial) were approximately $5.7 million. The project was completed in 2002.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2003, the Company had estimated additional contingent environmental liabilities of $7.2 million.

LEGAL MATTERS

     There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment, in favor of a railroad, of approximately $8.5 million plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 million plus interest. The railroad has appealed the judgment. The judgment and related interest is included in Accrued Liabilities in the accompanying Consolidated Balance Sheets. The Company does not expect any final resolution of this case to have a material adverse effect on the results of operations or the financial position of the Company.

     The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company's water treatment products were stored. The parties have reached an agreement in principle to settle a portion of the litigation that involves claims by plaintiffs that are individuals. This agreement requires court approval. The balance of the litigation primarily involves claims by a number of businesses for property damage. The Company has provided for its exposure in this litigation, including the amount of its participation in the settlement, and does not expect any final resolution on these cases, net of an insurance recovery, to have a material adverse effect on results of operations or financial position of the Company.

     The Company settled a product claim by a customer related to a discontinued product in August 2002 for $3.0 million, net of insurance claims of approximately $2.5 million. The full settlement of $5.5 million was paid by the Company during the third quarter of 2002. Actual insurance proceeds of $1.6 million were received by March 31, 2003 in full settlement of the insurance claims.

     The Company and/or its CCA-formulating subsidiary Arch Wood Protection, Inc. were named, along with several other CCA manufacturers, several CCA customers and various retailers, in five putative class action lawsuits filed in various state and federal courts regarding the marketing and use of CCA-treated wood. Three of these cases have been dismissed without prejudice. In the fourth case (Jacobs v. Osmose, Inc. et. al.), the federal district court has ruled that the requirements for a class action have not been met and has denied class action status in this case. Subsequently, the court entered an order granting plaintiffs' motion for voluntary dismissal of their claims against the Company, its subsidiaries and several other defendants.

     In the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the court has not yet decided the issue of whether the case should or should not be certified as a class action, although management believes the precedent set in the Jacobs case will prevail in the Ardoin case as well. The proposed class members in the Ardoin case purport to include various persons who purchased CCA-treated wood products for residential use. The lawsuit seeks to recover the purchase price and other alleged unquantified damages under various theories, including breach of warranty. This case does not allege personal injury. Plaintiffs have now moved to dismiss this case with prejudice and the court is still considering plaintiffs' motion.

     In addition, there are fewer than ten other CCA-related lawsuits in which the Company and/or one or more of the Company's subsidiaries is involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

     The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2003 and 2002, and may increase in the future.

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

BUSINESS AND CREDIT CONCENTRATIONS

     A significant portion of sales of the treatment products segment (approximately 21%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company's 2003 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the respective segment and businesses if such customer was not replaced.

     Sales of the Company's microelectronic materials products segment are dependent upon the economic conditions of the semiconductor industry. Changes in this industry may significantly affect management's estimates of current and future operating results. Additionally, a significant portion of the sales of the microelectronic materials segment is dependent upon one customer (approximately 26%). Sales to this customer are less than 10% of the Company's 2003 consolidated sales. However, the loss of this customer could have a material adverse effect on the sales and operating results of the segment if such a customer was not replaced.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2003     2002      2001
                                                            ------   -------   ------
                                                                 ($ IN MILLIONS)
PROVIDED BY (USED FOR)
Accounts Receivable Securitization Program................  $(33.5)  $  33.5   $   --
Change in Working Capital.................................    11.4      27.1     36.8
Net Operating Activities from Continuing Operations.......    34.1     114.6     84.3
Change in Net Assets Held for Sale........................   (13.5)     (1.2)     1.9
Capital Expenditures......................................   (20.3)    (31.4)   (41.6)
Businesses Acquired, net of Cash..........................    (2.5)       --     (2.9)
Proceeds from Sales of Businesses.........................    61.2      25.0       --
Proceeds from Sales of Land and Property..................     2.8       2.3       --
Net Investing Activities..................................    43.3      (3.7)   (44.3)
Debt Borrowing (Repayments), net..........................    (2.4)    (86.0)   (39.6)
Net Financing Activities..................................   (13.9)   (103.0)   (55.3)

     OPERATING ACTIVITIES:

     For 2003, the $80.5 million decrease in cash flow provided by operating activities from continuing operations was primarily attributable to the Company not utilizing the accounts receivable securitization program as of December 31, 2003, compared to the benefit of selling receivables as of December 31, 2002 ($67.0 million). The remaining decrease in cash flow was attributable to a lower reduction in working capital for 2003 compared to 2002. The lower reduction was due to higher receivables as a result of increased sales in the fourth quarter of 2003.

     For 2002, the $30.3 million increase in cash flow provided by net operating activities from continuing operations was primarily attributable to the sale of accounts receivable and lower restructuring payments. This was partially offset by a lower working capital reduction as the Company reduced its working capital by $27.1 million in 2002 compared to a $36.8 million decrease in 2001. The Company significantly reduced its working capital over the past two years as a result of its focus on reducing its investment in working capital and as a result of the restructuring of the process chemical business.

     Cash used by the operations of assets held for sale was $13.5 million in 2003 compared to $1.2 million in 2002, primarily due to an increase in working capital of the Hickson organics Castleford business and the sulfuric acid business.

     Cash used by the operations of assets held for sale was $1.2 million in 2002 compared to cash provided of $1.9 million in 2001 primarily due to timing of working capital.

     INVESTING ACTIVITIES:

     Capital expenditures for 2003 decreased 35.4% as compared to 2002 due to lower expenditures in the water products business and the performance products segment.

     Capital expenditures for 2002 decreased 24.5% as compared to 2001 primarily due to lower discretionary expenditures associated with the microelectronic materials and performance products segments.

     Capital expenditures for 2004 are expected to be in the $25 to $30 million range.

     In December 2003, the Company sold warehouses for proceeds of approximately $0.8 million. On September 30, 2003, the Company sold excess land. Total proceeds from the sale were $6.5 million. Proceeds consisted of cash of $2.0 million and a note of $4.5 million. In September 2002, the Company sold excess land in China, Ireland and Arizona for cash proceeds of approximately $2.3 million.

     On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were L12.5 million ($20.1 million), subject to a post-closing working capital adjustment. Proceeds consist of cash of L11.0 million ($17.7 million) and two notes for L1.5 million ($2.4 million), of which one note for L1.0 million ($1.6 million) is contingent on future operating results from January 1, 2003 through December 31, 2005. A portion of the proceeds were used to pay down debt.

     On August 1, 2003, the Company completed the purchase of the remaining 50% share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for $2.5 million (see Note 19 of Notes to Consolidated Financial Statements).

     On July 2, 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Net proceeds from the sale were $47.6 million, after a post-closing working capital payment. A portion of the proceeds was used to pay down debt.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia for approximately $25 million. Proceeds from the sale of these assets have been used to pay down debt. (See Note 5 of Notes to Consolidated Financial Statements.)

     In September 2001, the Company acquired Butler Mabbutt & Wrighton and the Industrial Division of Humbrol Limited for an aggregate of approximately $1 million in cash.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 million in cash.

     FINANCING ACTIVITIES:

     Cash used by financing activities in 2003 was principally due to net repayments of debt of $2.4 million and dividends paid to shareholders of $18.0 million. 2003 also includes the cash proceeds from the termination of interest rate swap agreements of $7.1 million, which represented the market value of the contracts on the date of termination.

     Cash used by financing activities in 2002 was principally due to net repayments of debt of $86.0 million and dividends paid to shareholders of $17.9 million.

     Cash used in financing activities in 2001 was principally due to net repayments of debt of $39.6 million and dividends paid to shareholders of $17.7 million.

LIQUIDITY

     In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility ("credit facility") which expires in June 2006. This credit facility replaced a $65.0 million 364-day credit facility, which expired on June 21, 2003, and a $125.0 million revolving five-year credit facility that was scheduled to expire in January 2004. The credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.5 and a consolidated interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($60.5 million at December 31, 2003). As of December 31, 2003, facility fees payable on the credit facility are 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company's quarterly leverage ratios. At December 31, 2003, the Company had $210.0 million of available borrowings under the credit facility, as no borrowings were outstanding.

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

     Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, pursuant to which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.8 million and are included in Other Liabilities on the accompanying Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

     In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively. The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock to $65 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002 ($41.1 million at December 31, 2003). In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%. Proceeds from the issuance of these notes were used to pay down debt, including the Company's $225 million revolving credit facility which expired in March 2002 and which was used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt. (See Note 11 of Notes to Consolidated Financial Statements.)

     In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. Such agreement is renewable annually. As of December 31, 2003, the Company had not sold any participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The costs of the program of $0.8 million and $1.6 million for the year ended December 31, 2003 and 2002, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statement of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR rate plus 0.45% (1.7% and 2.2% in 2003 and 2002, respectively). See Note 2 of Notes to Consolidated Financial Statements. The accounts receivable securitization program provides another source of funding for the Company and lowers overall funding costs.

     At December 31, 2003, the Company had $13.4 million of outstanding letters of credit and $7.0 million of letters of guarantee, including $6.7 million of Planar Solutions (a joint venture) borrowings. The Company has agreed to guarantee up to $8.5 million of Planar borrowings as of December 31, 2003.

     The Company believes that the credit facility, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings or cash generation were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants, which could trigger a default condition under its debt agreements.

COMMITMENTS

     The following table details the Company's contractual obligations as of December 31, 2003:

                                                     PAYMENTS DUE BY PERIOD
                                                         ($ IN MILLIONS)
                                                        2005 &        2007 &
                                     TOTAL    2004       2006          2008       THEREAFTER
                                     ------   -----   -----------   -----------   ----------
Debt and capital lease obligations
  (1)..............................  $213.2   $ 0.7      $ 1.3        $211.2        $  --
Operating lease commitments........    47.1    13.1       18.4           6.9          8.7
Other contractual purchase
  obligations......................    35.1    11.4        9.5           4.8          9.4
Other long-term liabilities........     2.8      --         --            --          2.8
                                     ------   -----      -----        ------        -----
  Total............................  $298.2   $25.2      $29.2        $222.9        $20.9
                                     ======   =====      =====        ======        =====

     The amounts above exclude the Company's minimum pension funding requirements as set forth by ERISA, which is expected to be $8 million in 2004 and $5.0 million in 2005 for the U.S. pension plan. The Company's minimum funding requirements after 2004 are dependent on several factors, including the discount rate. The Company also has payments due under other postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company also has minimum funding requirements for its U.K. pension plan, which are expected to be approximately $10.0 million in 2004.

     (1) The debt and capital lease obligations excludes the unamortized fair value adjustment related to the interest rate swaps that were terminated in May 2003. The Company received proceeds of $7.1 million, which is being amortized over the life of the senior notes (through March 2007) using the effective-interest yield method. At December 31, 2003, the unamortized fair value adjustment was $6.0 million.

OTHER FINANCIAL DATA

     On October 28, 1999, Arch's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately five percent of outstanding shares. The program was suspended in 2000. In October 2003, the Board of

Directors unanimously agreed to continue the previous suspension of its stock repurchase program. The Company had repurchased approximately 893,000 shares of the 1.2 million authorized, or approximately 75 percent, at a cost of approximately $16 million.

     On February 6, 2004, the Company declared a quarterly dividend of $0.20 on each share of the Company's common stock. The dividend is payable on March 18, 2004 to shareholders of record at the close of business on February 17, 2004.

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

 GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company evaluates goodwill and identified intangible assets on a business-by-business basis ("reporting unit") for impairment. The Company evaluates each reporting unit for impairment based upon a two-step approach. First, the company compares the fair value of the reporting unit with its carrying value. Second, if the carrying value of the reporting unit exceeds its fair value, the company compares the implied fair value of the reporting unit's goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, the Company would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

     The Company measures the fair value of a reporting unit as the estimated discounted future cash flows, including a terminal value, which assumes the business continues in perpetuity. The long-term terminal growth assumptions reflect the current long-term view of the marketplace. The discount rate is based upon the weighted average cost of capital of each reporting unit. Each year the Company re-evaluates the assumptions in the discounted cash flow model to address changes in the business and marketplace conditions.

     Based upon the annual impairment analysis, which is completed in the first quarter, the estimated fair value of the reporting units exceeded their carrying value and as a result, the Company did not need to proceed to the second step of the impairment test.

     Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment test for goodwill and other intangible assets, which may be impacted by future actions taken by the Company and its competitors and the volatility in the markets in which the Company conducts business. A change in assumptions in the Company's cash flows could have a significant impact on the fair value of the Company's reporting units, which could then result in a material impairment charge to the Company's results of operations. See Note 8 of Notes to Consolidated Financial Statements for additional information.

 INCOME TAXES

     The Company's effective tax rate is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the effective tax rate and in evaluating the Company's tax position.

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

 PENSION AND POSTRETIREMENT BENEFITS

     The Company's accompanying Consolidated Balance Sheets include significant pension and postretirement benefit obligations, which are recorded based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, future compensation levels, expected return on plan assets and trends in health care costs, which are updated annually. The Company evaluates these assumptions annually with its actuarial advisors and believe that they are within acceptable industry ranges, although an increase or decrease in the assumptions or economic events outside the control of the Company could have a material impact on the results of operations.

     The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of January 1 of the current plan year ("measurement date"). The discount rate assumption used in the pension and postretirement benefit plans' accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. The expected return on plan assets is based on the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

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

 ENVIRONMENTAL LIABILITIES

     Liabilities for environmental matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These estimates take into account current law, existing technologies and management's judgment about future changes in regulation. Each quarter the Company formally evaluates known and potential sites, and when there are changes in circumstances. The Company reviews estimates for future remediation and maintenance and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The Company's estimate of environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken or current laws and regulations be changed. For additional information, see the Environmental discussion on page 30.

 RESTRUCTURING PROGRAM LIABILITIES

     During 2003, 2002, 2001 and 2000, the Company recorded charges in connection with its restructuring programs. Management judgment is used to estimate the various costs involved in these programs including severance costs, inventory and fixed asset disposal costs and settlements of contractual obligations. These liability estimates are reassessed at the end of each reporting period. Actual experience has been and may continue to be different from original estimates. For additional information, see Note 21 of Notes to Consolidated Financial Statements.

 LEGAL CONTINGENCIES

     The Company is subject to proceedings, lawsuits and other claims in the normal course of business. Each quarter, the Company formally evaluates its current proceedings, lawsuits and other claims with counsel and when there are changes in circumstances. These contingencies require management judgment in order to assess the likelihood of any adverse judgments or outcomes and the potential range of probable losses. Liabilities for legal matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing information. Estimates of contingencies may change in the future due to new developments or changes in legal approach. For additional information, see Note 20 of Notes to Consolidated Financial Statements.

     For additional information about significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities (VIEs) to be consolidated if those entities do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or the equity investors lack an essential characteristic of a controlling financial interest. The Company has no unconsolidated VIEs and therefore its consolidated financial statements are in compliance with the requirements of the interpretation.

     The FASB is planning to issue an exposure draft proposing to expense the fair value of equity awards beginning in 2005. Until a new Statement is issued, the provisions of APB No. 25, SFAS No. 123 and SFAS No. 148 will remain in effect. The Company will evaluate the impact of any new Statement regarding employee equity-based awards as requirements are finalized and a new Statement is issued.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All the currency derivatives expire within one year. At December 31, 2003, the Company had no forward contracts to either buy or sell foreign currencies. At December 31, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $11.9 million and forward contracts to buy foreign currencies with notional amounts of $12.0 million. The fair value of these forward contracts is included in Accrued Liabilities and Other Current Assets, respectively. At December 31, 2003 and 2002 the Company had no outstanding option contracts to sell or buy foreign currencies.

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

     Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.8 million and are included in Other Liabilities on the accompanying Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

     The information in this Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2004 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the euro; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders and/or the failure to renew or extend the U.S. government contract for hydrazine propellants; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

INTEREST RATES

     The Company is exposed to interest rate risk on approximately 40 percent of its outstanding borrowings, including, for this purpose, the participation interests sold under its accounts receivable securitization program, which are subject to floating rates. Based upon the Company's expected 2004 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company's results of operations and cash flows by approximately $0.5 million.

FOREIGN CURRENCY RISK

     Approximately 30 percent of the Company's sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company's equity investments and its respective share of earnings (losses), the Company's net investment in foreign subsidiaries, translation of the Company's foreign operations for U.S. GAAP reporting purposes and purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Canadian dollar and Japanese yen). It is the Company's policy to hedge up to 80% of these transactions during a calendar year. The counterparties to the options and contracts are major financial institutions.

     At December 31, 2003, the Company had no forward contracts to either buy or sell foreign currencies.

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

COMMODITY PRICE RISK

     The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At December 31, 2003 and 2002, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene and copper metal. Holding other variables constant, a 10 percent adverse change in the price of propylene and copper metal would decrease the Company's results of operations and cash flows by approximately $1 million each. Holding other variables constant, a 10 percent adverse change in the price of natural gas would decrease the Company's results of operations and cash flows by approximately $0.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Arch Chemicals, Inc.:

     We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002.

                                          KPMG LLP

Stamford, CT
February 2, 2004, except as to "U.S. Government Contracts" in footnote 1, which is as of February 17, 2004

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

MICHAEL E. CAMPBELL                           LOUIS S. MASSIMO
Chairman of the Board, President              Executive Vice President and Chief Financial Officer
and Chief Executive Officer

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                               PER SHARE AMOUNTS)
ASSETS
Current Assets:
  Cash and Cash Equivalents.................................   $ 64.8      $ 12.2
  Accounts Receivables, net.................................    124.9        95.5
  Short-Term Investment.....................................     43.3        17.9
  Inventories, net..........................................    141.6       144.7
  Other Current Assets......................................     27.9        33.2
  Assets Held For Sale......................................       --        53.7
                                                               ------      ------
     Total Current Assets...................................    402.5       357.2
Investments and Advances -- Affiliated Companies at
  Equity....................................................     38.2        28.5
Property, Plant and Equipment, net..........................    281.4       302.7
Goodwill....................................................    137.3       135.9
Other Intangibles...........................................     61.1        63.7
Other Assets................................................     55.9        51.1
                                                               ------      ------
     Total Assets...........................................   $976.4      $939.1
                                                               ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings.....................................   $  0.7      $  2.4
  Accounts Payable..........................................    139.9       131.4
  Accrued Liabilities.......................................     88.5        88.6
  Liabilities Associated with Assets Held For Sale..........       --        15.7
                                                               ------      ------
     Total Current Liabilities..............................    229.1       238.1
Long-Term Debt..............................................    218.5       220.8
Other Liabilities...........................................    191.1       150.2
                                                               ------      ------
     Total Liabilities......................................    638.7       609.1
Commitments and Contingencies
Shareholders' Equity:
  Common Stock, par value $1 per share, Authorized 100.0
     shares:
     22.5 shares issued and outstanding (22.4 in 2002)......     22.5        22.4
  Additional Paid-in Capital................................    398.2       410.2
  Retained Earnings (Accumulated Deficit)...................     13.4        (9.5)
  Accumulated Other Comprehensive Loss......................    (96.4)      (93.1)
                                                               ------      ------
     Total Shareholders' Equity.............................    337.7       330.0
                                                               ------      ------
     Total Liabilities and Shareholders' Equity.............   $976.4      $939.1
                                                               ======      ======

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                2003      2002     2001
                                                              --------   ------   ------
                                                                 (IN MILLIONS, EXCEPT
                                                                  PER SHARE AMOUNTS)
Sales.......................................................  $1,009.1   $905.6   $883.3
Cost of Goods Sold..........................................     721.8    640.8    635.8
Selling and Administration..................................     239.9    217.4    206.2
Research and Development....................................      23.6     23.0     25.4
Equity in (Earnings) of Affiliated Companies................     (11.7)    (6.4)    (3.3)
Other (Gains) and Losses....................................      (3.0)    (1.8)     1.0
Restructuring (Income) Expense..............................      (0.6)     7.6      1.5
                                                              --------   ------   ------
  Income From Continuing Operations Before Interest, Taxes
     and Cumulative Effect of Accounting Change.............      39.1     25.0     16.7
Interest Expense............................................      17.2     16.9     18.4
Interest Income.............................................       0.7      0.9      0.7
                                                              --------   ------   ------
  Income (Loss) From Continuing Operations Before Taxes and
     Cumulative Effect of Accounting Changes................      22.6      9.0     (1.0)
Income Tax Expense..........................................       7.5      2.7      0.2
                                                              --------   ------   ------
  Income (Loss) From Continuing Operations Before Cumulative
     Effect of Accounting Changes...........................      15.1      6.3     (1.2)
Income (Loss) from Discontinued Operations (net of tax
  expense of $0.3, $0.4 and $0.6, respectively).............      (1.8)    (1.8)     0.1
Gain (Loss) on Sales of Discontinued Operations (net of tax
  (expense) benefit of $(10.3) and $0.9, respectively)......      14.5     (1.5)      --
Cumulative Effect of Accounting Changes (net of tax benefit
  of $0.2 and $0.2, respectively)...........................      (0.4)      --     (0.2)
                                                              --------   ------   ------
  Net Income (Loss).........................................  $   27.4   $  3.0   $ (1.3)
                                                              ========   ======   ======
Net Income (Loss) Per Common Share -- Basic:
  Continuing Operations Before Cumulative Effect............  $   0.67   $ 0.28   $(0.05)
  Loss From Discontinued Operations.........................     (0.08)   (0.08)      --
  Gain (Loss) on Sales of Discontinued Operations...........      0.64    (0.07)      --
  Cumulative Effect of Accounting Changes...................     (0.02)      --    (0.01)
                                                              --------   ------   ------
  Basic Net Income (Loss) Per Common Share..................  $   1.21   $ 0.13   $(0.06)
                                                              ========   ======   ======
Net Income (Loss) Per Common Share -- Diluted:
  Continuing Operations Before Cumulative Effect............  $   0.67   $ 0.28   $(0.05)
  Loss From Discontinued Operations.........................     (0.08)   (0.08)      --
  Gain (Loss) on Sales of Discontinued Operations...........      0.64    (0.07)      --
  Cumulative Effect of Accounting Changes...................     (0.02)      --    (0.01)
                                                              --------   ------   ------
  Diluted Net Income (Loss) Per Common Share................  $   1.21   $ 0.13   $(0.06)
                                                              ========   ======   ======
Weighted Average Common Stock Outstanding -- Basic..........      22.6     22.5     22.3
Weighted Average Common Stock Outstanding -- Diluted........      22.6     22.6     22.4

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003     2002      2001
                                                              ------   -------   ------
                                                                   ($ IN MILLIONS)
OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $ 27.4   $   3.0   $ (1.3)
Adjustments to Reconcile Net Income (Loss) to Net Cash and
  Cash Equivalents Provided by Operating Activities, Net of
  Businesses Acquired:
  (Income) Loss from Discontinued Operations................     1.8       1.8     (0.1)
  (Gain) Loss on Sales of Discontinued Operations...........   (14.5)      1.5       --
  Cumulative Effect of Accounting Changes...................     0.4        --      0.2
  Equity in Earnings of Affiliates..........................   (11.7)     (6.4)    (3.3)
  Other (Gains) Losses......................................    (3.0)     (1.8)     1.0
  Depreciation and Amortization.............................    52.7      52.9     57.9
  Deferred Taxes............................................     1.3      (1.4)     4.4
  Restructuring (Income) Expense............................    (0.6)      7.6      1.5
  Restructuring Payments....................................    (4.5)     (6.6)   (14.5)
  Change in Assets and Liabilities, Net of Purchases and
    Sales of Businesses:
    Accounts Receivable Securitization Program..............   (33.5)     33.5       --
    Receivables.............................................    (8.5)     22.5     50.7
    Inventories.............................................    17.3      (7.7)    30.7
    Other Current Assets....................................     1.9       0.4     (0.3)
    Accounts Payable and Accrued Liabilities................     0.7      11.9    (44.3)
    Noncurrent Liabilities..................................    (1.0)     (1.5)    (0.9)
Other Operating Activities..................................     7.9       4.9      2.6
                                                              ------   -------   ------
  Net Operating Activities from Continuing Operations.......    34.1     114.6     84.3
Change in Net Assets Held for Sale..........................   (13.5)     (1.2)     1.9
                                                              ------   -------   ------
  Net Operating Activities..................................    20.6     113.4     86.2
                                                              ------   -------   ------
INVESTING ACTIVITIES:
Capital Expenditures........................................   (20.3)    (31.4)   (41.6)
Businesses Acquired in Purchase Transactions, Net of Cash
  Acquired..................................................    (2.5)       --     (2.9)
Proceeds from Sales of Businesses...........................    61.2      25.0       --
Proceeds from Sales of Land and Property....................     2.8       2.3       --
Other Investing Activities..................................     2.1       0.4      0.2
                                                              ------   -------   ------
  Net Investing Activities..................................    43.3      (3.7)   (44.3)
                                                              ------   -------   ------
FINANCING ACTIVITIES:
Long-Term Debt Repayments...................................    (0.7)    (69.7)   (55.3)
Short-Term Borrowings (Repayments), net.....................    (1.7)   (227.3)    15.7
Issuance of Unsecured Senior Notes..........................      --     211.0       --
Dividends Paid..............................................   (18.0)    (17.9)   (17.7)
Other Financing Activities..................................     6.5       0.9      2.0
                                                              ------   -------   ------
  Net Financing Activities..................................   (13.9)   (103.0)   (55.3)
                                                              ------   -------   ------
  Effect of Exchange Rate Changes on Cash and Cash
    Equivalents.............................................     2.6       1.5     (1.7)
                                                              ------   -------   ------
  Net Increase (Decrease) in Cash and Cash Equivalents......    52.6       8.2    (15.1)
Cash and Cash Equivalents, Beginning of Year................    12.2       4.0     19.1
                                                              ------   -------   ------
Cash and Cash Equivalents, End of Year......................  $ 64.8   $  12.2   $  4.0
                                                              ======   =======   ======
CASH PAID DURING THE YEAR FOR:
  Income Taxes (Refunds), net...............................  $ 12.1   $  (1.3)  $  3.1
  Interest..................................................  $ 17.6   $  15.1   $ 25.2

        See accompanying notes to the consolidated financial statements.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   RETAINED      ACCUMULATED
                                   COMMON STOCK     ADDITIONAL     EARNINGS         OTHER           TOTAL
                                  ---------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                  SHARES   AMOUNT    CAPITAL       DEFICIT)         LOSS           EQUITY       INCOME(LOSS)
                                  ------   ------   ----------   ------------   -------------   -------------   -------------
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 2000....   22.1    $22.1      $423.3        $  6.5         $(32.1)         $419.8          $   --
Net Loss........................     --       --          --          (1.3)            --            (1.3)           (1.3)
Foreign Currency Translation
  Adjustments...................     --       --          --            --          (13.6)          (13.6)          (13.6)
Minimum Pension Liability
  Adjustment, net of taxes of
  $0.5..........................     --       --          --            --           (0.9)           (0.9)           (0.9)
Stock Options Exercised.........    0.1      0.1         1.1            --             --             1.2              --
Cash Dividends ($0.80 per share
  in 2001)......................     --       --          --         (17.7)            --           (17.7)             --
                                   ----    -----      ------        ------         ------          ------          ------
Balance at December 31, 2001....   22.2     22.2       424.4         (12.5)         (46.6)          387.5           (15.8)
                                                                                                                   ======
Net Income......................     --       --          --           3.0             --             3.0             3.0
Foreign Currency Translation
  Adjustments...................     --       --          --            --           13.6            13.6            13.6
Change in Fair Market Value of
  Derivatives...................     --       --          --            --            0.3             0.3             0.3
Minimum Pension Liability
  Adjustment, net of taxes of
  $29.0 ........................     --       --          --            --          (60.4)          (60.4)          (60.4)
Tax Benefit on Stock Options....     --       --         0.2            --             --             0.2              --
Stock Options Exercised.........    0.2      0.2         3.5            --             --             3.7              --
Cash Dividends ($0.80 per share
  in 2002)......................     --       --       (17.9)           --             --           (17.9)             --
                                   ----    -----      ------        ------         ------          ------          ------
Balance at December 31, 2002....   22.4     22.4       410.2          (9.5)         (93.1)          330.0           (43.5)
                                                                                                                   ======
Net Income......................     --       --          --          27.4             --            27.4            27.4
Foreign Currency Translation
  Adjustments...................     --       --          --            --           20.5            20.5            20.5
Change in Fair Market Value of
  Derivatives...................     --       --          --            --           (0.3)           (0.3)           (0.3)
Minimum Pension Liability
  Adjustment, net of taxes of
  $11.2.........................     --       --          --            --          (23.5)          (23.5)          (23.5)
Stock Options Exercised and
  Other Stock Awards............    0.1      0.1         1.5            --             --             1.6              --
Cash Dividends ($0.80 per share
  in 2003)......................     --       --       (13.5)         (4.5)            --           (18.0)             --
                                   ----    -----      ------        ------         ------          ------          ------
Balance at December 31, 2003....   22.5    $22.5      $398.2        $ 13.4         $(96.4)         $337.7          $ 24.1
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

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ($ IN MILLIONS, EXCEPT SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF ARCH CHEMICALS, INC.

     Arch Chemicals, Inc. ("Arch" or the "Company") was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation ("Olin") for the purpose of effecting the distribution of Olin's Specialty Chemical Businesses ("Distribution") to the shareholders of Olin. The Company is a specialty chemicals manufacturer, which supplies value-added products and services to several industries on a worldwide basis, including the consumer products and semiconductor industries. The principal businesses in which the Company competes are treatment products, microelectronic materials and performance products. The treatment products segment includes three reportable business units: the HTH water products, the personal care and industrial biocides products and the wood protection and industrial coatings products businesses. The performance segment includes two reportable business units: the performance urethanes business and the hydrazine business.

     The Company has organized its segments around differences in products and services, which is how the Company manages its businesses.

     Treatment products manufactures and sells water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products. HTH water products produces chemicals for the sanitization and treatment of residential pool and commercial pool and spa water, and the purification of potable water. Consumer brands include HTH(R), Sock It(R), Super Sock It(R), Duration(R), POOLIFE(R), and Pace(R). The personal care and industrial biocides business manufactures biocides that control growth of micro-organisms. It markets products such as Zinc Omadine(R), the most widely used antidandruff agent in the world, as well as actives and functional products sold primarily to manufacturers of skin care and hair care products. The Company's industrial biocides are used in mildew-resistant paints, coatings and lubricants. The Company's wood protection business sells wood treatment chemicals solutions that enhance the properties of wood. Its industrial wood preservatives and fire retardants are sold under the brand names Wolmanized(R), Thompsonized(R), Tanalised(R), Vacsol(R), Resistol(R) and Dricon(R). The Company's industrial coatings business manufactures a wide range of coatings for a variety of wood applications, which are industrial or consumer applied products for the surface decoration and protection of wood. These products are sold under brand names such as Sayerlack(R) and Linea Blu(R).

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

     Performance products consists of performance urethanes and hydrazine. Performance urethanes manufacture a variety of specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam. The business also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze. Hydrazine hydrates are used in chemical blowing agents, water treatment chemicals, agricultural products and pharmaceutical intermediates. Propellant-grade hydrazine and hydrazine derivatives are used by NASA, the Air Force and other customers as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. Ultra Pure(TM) hydrazine propellants is the highest purity anhydrous propellant in the industry and can extend the working life of satellites.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany balances and transactions between entities included in these Consolidated Financial Statements have been eliminated. Investments in 20-50% owned affiliates are accounted for on the equity method.

     Reclassifications of prior-year data have been made, where appropriate, to conform to the 2003 presentation.

     As a result of the sale of the sulfuric acid business, the Company has restated its prior year results to include the results of the sulfuric acid business and the gain on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements requires estimates and assumptions that affect amounts reported and disclosed in the Consolidated Financial Statements and related Notes. Estimates are used when accounting for allowance for uncollectable accounts receivable, inventory obsolescence, valuation of discontinued operations, depreciation and amortization, employee benefit plans, performance-based incentive compensation, taxes, impairment of assets, environmental and legal liabilities and contingencies, among others. Actual results could differ from those estimates.

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

     The Company adopted SFAS 144 effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. As of December 31, 2002, the Company has accounted for the Hickson assets held for sale in accordance with SFAS 144. Additionally, as a result of the sale of the sulfuric acid business, the Company has restated its prior year results to include the results of the sulfuric acid business as an asset held for sale.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

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

     As of January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 the Company recorded an asset, liability and a one-time cumulative effect charge, net of tax benefit, of $0.4, $0.6 and $0.4, respectively, to reflect the cost of retirement obligations related to facilities, certain equipment used in the manufacturing process, underground tanks and a landfill. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with owned or leased buildings and manufacturing facilities have not been recorded because these retirement obligations have an indeterminate settlement date, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant. At December 31, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was not significant. At January 1, 2002, the pro forma amount of the Company's asset retirement obligations, using the assumptions as of the date of the adoption of SFAS No. 143 would be $0.6. Pro forma effects for the year ended December 31, 2003 and 2002, assuming adoption of SFAS 143 as of January 1, 2002, were not material to net earnings or per share amounts.

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

     In accordance with SFAS 142, intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
residual values in proportion to the economic benefits consumed, principally over 2 to 30 years and generally on a straight-line basis. Intangible assets with an indefinite life are reviewed at least annually for impairment in accordance with SFAS 142.

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

LONG-LIVED ASSETS

     The impairment of tangible assets other than goodwill and intangible assets with definite lives is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under SFAS 144, which the Company adopted effective January 1, 2002, a determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Asset impairment losses are measured as the excess of the carrying value over the estimated fair value of such assets.

     Prior to January 1, 2002, the impairment of tangible and intangible assets was assessed when changes in circumstances indicated that their carrying value may not be recoverable, in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." A determination of impairment, if any, was made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Asset impairment losses were measured as the excess of the carrying value over the estimated fair value of such assets. In accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets", the Company also periodically reviewed the future period over which the benefit of goodwill would be received. Any impairment was based on the undiscounted value of future cash flows.

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

FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
the Company's borrowings under its credit facility approximate book value due to their floating rate interest rate terms. The fair value of the Company's senior notes is estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company's interest rate swaps is based upon prevailing market values for similar instruments. The fair values of currency forward and option contracts, if any, are estimated based on quoted market prices for contracts with similar terms.

DERIVATIVE INSTRUMENTS

     As of January 1, 2001, the Company adopted SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

     In accordance with SFAS 133, derivative instruments are recognized as assets or liabilities in the Company's balance sheet and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives, which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives which do not qualify as hedges for accounting purposes are recognized in current period earnings.

REVENUE RECOGNITION

     Revenues are principally recognized when services are rendered or products are shipped to customers. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retail promotions and incentives have not been materially different from estimates. Certain of the Company's product lines have extended payment terms due to the seasonal nature of the business.

SHIPPING AND HANDLING COSTS

     Shipping and handling fees billed to customers are included in Sales and shipping and handling costs are included in Cost of Goods Sold in the accompanying Consolidated Statements of Income.

U.S. GOVERNMENT CONTRACTS

     The Company's hydrazine business currently has a three-year contract with two one-year renewal options with the United States Department of the Air Force to supply hydrazine-based propellant, which was effective on March 1, 2001 and has been amended to expire on April 30, 2004. The contract principally consists of a fixed-price facility management fee and a product purchase arrangement whereby the Company supplies product at a fixed price per pound, adjusted annually for agreed-upon cost escalations. The one-year renewal options have not been exercised. In November 2003, the Company secured a new 35-month contract valued at $4.3, with the Defense Energy Support Center (DESC) for the storage and distribution services of its hydrazine-based propellant products. This contract begins May 1, 2004. Additionally, the Company is pursuing a new long-term hydrazine-based propellant supply contract with the DESC. We anticipate the DESC will award the contract to a bidder in the first half of 2004, but there is no assurance that such contract will be awarded to the Company.

     In February 2004, the Company was awarded a twenty-five month contract valued at $11.9, with the Department of Defense for Ultra Pure(TM) Hydrazine. This contract begins January 1, 2005 and will provide fuel for future satellite programs.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     In 2003, 2002 and 2001, the Company's performance products segment sales include $23.9, $26.4 and $26.8, respectively, related to these agreements.

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

STOCK OPTIONS

     The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As allowed under SFAS 123, the Company has chosen to account for stock-based compensation cost using the intrinsic value method, in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, is disclosed in Note 16. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure" (see Note 16).

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

     The reconciliation between basic and diluted shares outstanding for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Basic.......................................................  22.6   22.5   22.3
Common equivalent shares from stock options using the
  treasury stock method.....................................    --    0.1    0.1
                                                              ----   ----   ----
Diluted.....................................................  22.6   22.6   22.4
                                                              ====   ====   ====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Stock options of approximately 1.4 million, 1.3 million and 1.1 million with exercise prices greater than the average market price of the Company's common stock are not included in the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively.

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

BUSINESS AND CREDIT CONCENTRATIONS

     A significant portion of sales of the treatment products segment (approximately 21%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company's 2003 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the respective segment and businesses if such customer was not replaced.

     Sales of the Company's microelectronic materials products are dependent upon the economic conditions of the semiconductor industry. Changes in this industry may significantly affect management's estimates of current and future operating results. Additionally, a significant portion of sales of the microelectronic materials segment is dependent upon one customer (approximately 26%), sales to this customer is individually less than 10% of the Company's 2003 consolidated sales. However, the loss of this customer could have a material adverse effect on the sales and operating results of the segment if such customer was not replaced.

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

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

2.  ACCOUNTS RECEIVABLES/SHORT-TERM INVESTMENT

     Accounts receivable at December 31, 2003 and 2002 include the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               2003    2002
                                                              ------   -----
Accounts receivable, trade..................................  $105.5   $80.0
Accounts receivable, other..................................    23.7    19.9
                                                              ------   -----
                                                               129.2    99.9
Less allowance for doubtful accounts........................    (4.3)   (4.4)
                                                              ------   -----
Accounts receivable, net....................................  $124.9   $95.5
                                                              ======   =====

     Included in other accounts receivable at December 31, 2003 are an insurance receivable for storm damage of $3.3 and a receivable for a post-closing working capital adjustment related to the sale of the Hickson organics business of $4.3.

     Changes in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2003           2002           2001
                                                  ------------   ------------   ------------
Beginning balance...............................     $(4.4)         $(8.3)         $(9.3)
Provision for doubtful accounts.................      (3.1)          (2.8)          (1.6)
Bad debt write-offs, net of recoveries..........       3.9            3.7            2.6
Foreign exchange and other......................      (0.5)          (0.7)            --
Reclassification to short-term investment.......      (0.2)           3.7             --
                                                     -----          -----          -----
Ending balance..................................     $(4.3)         $(4.4)         $(8.3)
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

     As of December 31, 2003, the Company had not sold any participation interests in such accounts receivables, but had sold $33.5 of participation interests in $55.1 of accounts receivable at December 31, 2002. The fair value of the retained undivided interest of $43.3 and $17.9 at December 31, 2003 and 2002, respectively, is classified as a held-to-maturity debt security and is reflected as Short-Term Investment on the accompanying Consolidated Balance Sheet. The proceeds of the sales were used to reduce borrowings. The costs of the program, including certain one-time fees, for the years ended December 31, 2003 and 2002 of $0.8 and $1.6, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR rate plus 0.45% (1.7% and 2.2% in 2003 and 2002, respectively). Fair value of the retained undivided interest includes a reserve for credit losses ($3.5 and $3.7 at December 31, 2003 and 2002,

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
respectively) and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

3.  INVENTORIES

     Inventories at December 31, 2003 and 2002 include the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Raw materials and supplies..................................  $ 43.7   $ 46.4
Work-in-progress............................................    14.7     17.9
Finished goods..............................................   123.5    124.3
                                                              ------   ------
Inventories, gross..........................................   181.9    188.6
LIFO reserves...............................................   (40.3)   (43.9)
                                                              ------   ------
Inventories, net............................................  $141.6   $144.7
                                                              ======   ======

     Inventory valued using the LIFO method comprised approximately 40% and 50% of the total inventory at December 31, 2003 and 2002, respectively. Gross inventory values approximate replacement cost.

4.  OTHER CURRENT ASSETS

     Other current assets at December 31, 2003 and 2002 include the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Deferred income taxes.......................................  $19.1   $24.4
Other.......................................................    8.8     8.8
                                                              -----   -----
Other current assets........................................  $27.9   $33.2
                                                              =====   =====

5.  ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

ACCOUNTING TREATMENT -- HICKSON ORGANICS DIVISION AND EXCESS LAND

     Assets held for sale were acquired in August 2000 in conjunction with the Company's acquisition of Hickson International PLC ("Hickson") and include the Hickson organics division and certain land. The Company's intention at the acquisition date was to divest of the organics division within twelve months of acquisition. Accordingly, the Company accounted for the organics division in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold." The Company continued to actively work on completing the sale of these assets, but due to poor market conditions the Company was not able to sell these assets within a one-year period after acquisition. Therefore, effective September 1, 2001, the Company was required to discontinue its initial accounting and begin reporting the results of this division as a discontinued operation in accordance with APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and EITF No. 90-6, "Accounting For Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit To Be Sold." As of December 31, 2002, the Company has accounted for the assets held for sale in accordance with SFAS 144, which superseded the accounting treatment in APB No. 30.

     The valuation of the Hickson organics division at the acquisition date included an estimate of the cash flows, including estimated net sales proceeds, and an allocation of interest expense during the holding period.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

Net earnings (losses) of the Hickson organics division from the acquisition date through August 31, 2001 were not included in the Consolidated Statements of Income, but were recorded as an adjustment to the net asset value in accordance with EITF 87-11. Beginning September 1, 2001, results of operations of the organics division are included in income (loss) from discontinued operations, net of tax on the accompanying Consolidated Statements of Income and include an allocation of interest expense.

     On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were L12.5 million ($20.1), subject to a post-closing working capital adjustment. Proceeds consist of cash of L11.0 million ($17.7) and two notes for L1.5 million ($2.4), of which one note for L1.0 million ($1.6) is contingent on future operating results from January 1, 2003 through December 31, 2005. The Company has placed a valuation reserve against the note of L1.0 million ($1.6). As a result of the sale, the Company recorded an after-tax loss of $2.0, which includes $3.9 of deferred gains related to foreign currency translation adjustments that were realized at the time of the sale. Included in the loss on the sale is a curtailment loss of $0.5, after tax, related to the pension plan of the former Hickson employees due to the sale of the business. The loss is reflected in Gain
(Loss) on Sales of Discontinued Operations.

     On September 30, 2003, the Company completed the sale of its excess land that had been classified as an asset held for sale. Total proceeds of the sale were $6.5 and a pre-tax gain of $2.5 was recorded as a component of Other Gains and (Losses). Proceeds consist of cash of $2.0 and a note of $4.5. The note is payable in two installments, $0.5 is due by March 31, 2005 and $4.0 is due by September 30, 2006. The note is collateralized by the property. The note bears interest per the ten-year constant maturity treasury index.

     In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia, which was part of the Hickson organics division, for approximately $25 and recorded a loss on the disposal of $1.5, net of a tax benefit of $0.9. Proceeds from the sale of these assets were used to pay down debt.

ACCOUNTING TREATMENT -- SULFURIC ACID BUSINESS

     On July 2, 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Net proceeds from the sale were $47.6, after a post-closing working capital payment. The gain on the sale of $16.5, net of taxes of $10.5, is reflected in Gain (Loss) on Sales of Discontinued Operations.

     As a result of the sale of the sulfuric acid business, the Company has restated its prior year results to include the results of the sulfuric acid business as an asset held for sale and a component of discontinued operations in accordance with SFAS 144.

BALANCE SHEET

     Assets held for sale at December 31, 2002 include the following:

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Assets of Hickson organics Castleford business..............     $31.6
Assets of the sulfuric acid business........................      18.1
Land........................................................       4.0
                                                                 -----
  Assets held for sale......................................      53.7
Liabilities of Hickson organics Castleford business.........      12.9
Liabilities of the sulfuric acid business...................       2.8
                                                                 -----
  Liabilities associated with assets held for sale..........      15.7
Net assets held for sale....................................     $38.0
                                                                 =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The major classes of assets and liabilities classified as assets held for sale of the Hickson organics business based in Castleford and the sulfuric acid business at December 31, 2002 are as follows:

                                                               DECEMBER 31,
                                                                   2002
                                                               ------------
Accounts receivable, net....................................      $ 8.7
Inventory...................................................       12.9
Property, plant and equipment, net..........................       28.1
                                                                  -----
  Total assets associated with assets held for sale.........       49.7
Accounts payable and accrued liabilities....................       15.6
Other liabilities...........................................        0.1
                                                                  -----
  Total liabilities associated with assets held for sale....       15.7
Net assets held for sale....................................      $34.0
                                                                  =====

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     The Company accounted for the Hickson organics division in accordance with EITF 87-11 for the first 12 months after the August 2000 acquisition date. Operating results of these operations were charged against the related reserve included in Assets Held For Sale as of the acquisition date. Beginning September 1, 2001, results of operations of the Hickson organics division are included in Income (Loss) From Discontinued Operations, net of tax on the accompanying Consolidated Statements of Income and include an allocation of interest expense, through the date of the sale. The results of operations for the sulfuric acid business are included through the date of the sale of 2003 and for the years ended December 31, 2002 and 2001. Discontinued Operations for the year ended December 31, 2003, 2002 and 2001 include the following:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2003           2002           2001
                                                  ------------   ------------   ------------
Sales -- Castleford business....................     $33.8          $59.0          $15.1
Sales -- DanChem business.......................        --            2.9            5.7
Sales -- sulfuric acid business.................      17.5           33.8           37.5
                                                     -----          -----          -----
  Total sales of discontinued operations........     $51.3          $95.7          $58.3
                                                     =====          =====          =====
Earnings (loss) before interest and
  taxes -- Castleford...........................     $ 1.5          $ 0.1          $(3.1)
Earnings before interest and taxes -- DanChem...        --            0.1            1.4
Earnings before interest and taxes -- sulfuric
  acid..........................................       1.7            2.3            5.0
Impairment charge -- Castleford.................      (4.0)            --             --
Restructuring income (expense) -- Castleford....       0.1           (1.9)          (1.8)
Interest expense allocated -- Castleford........      (0.8)          (1.8)          (0.5)
Interest expense allocated -- DanChem...........        --           (0.2)          (0.3)
Tax expense.....................................      (0.3)          (0.4)          (0.6)
                                                     -----          -----          -----
  Income (loss) from discontinued operations....     $(1.8)         $(1.8)         $ 0.1
                                                     =====          =====          =====

     Operating results for the year ended December 31, 2002 include a $1.9 restructuring charge, which related to headcount reductions of approximately 40 employees. Operating results for the four months ended December 31, 2001 include a $1.8 restructuring charge, which related primarily to headcount reductions of approximately 45 employees.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The results of operations associated with the assets held for sale of the Hickson organics business and interest allocated to the assets of the Hickson organics business, which are not included on the accompanying Consolidated Statements of Income are as follows:

                                                               EIGHT MONTHS
                                                                  ENDED
                                                                AUGUST 31,
                                                                   2001
                                                               ------------
Earnings before interest and taxes..........................      $ 3.8
Interest expense allocated..................................       (3.8)

6.  INVESTMENTS AND ADVANCES -- AFFILIATED COMPANIES AT EQUITY

     The Company's investments and advances to affiliated companies at December 31, 2003 include its 50% investment in Nordesclor S.A., its 49% investment in Koppers Arch ("Koppers"), its 49% investment in FUJIFILM Arch and its 50% investment in Planar Solutions LLC ("Planar"). Nordesclor produces and packages calcium hypochlorite, and is located in Brazil. Koppers manufactures CCA-based and other wood preservatives, and is located in Australia. FUJIFILM Arch is located in Japan and manufactures photoresists. Planar produces and markets chemical mechanical planarization slurry products, and is located in the United States of America.

     The amount of cumulative unremitted earnings of joint ventures included in consolidated accumulated deficit at December 31, 2003 was $13.3. During the years ended December 31, 2003, 2002 and 2001, distributions of $6.7, $3.3 and $4.8, respectively, were received from joint ventures.

     Summarized unaudited financial information for Nordesclor and FUJIFILM Arch is as follows:

                                                         NORDESCLOR     FUJIFILM ARCH
                                                        -------------   --------------
                                                        2003    2002     2003    2002
DECEMBER 31,                                            -----   -----   ------   -----
FINANCIAL POSITION:
  Current assets......................................  $13.4   $ 9.7   $112.3   $72.9
  Current liabilities.................................    1.9     1.2    109.5    69.5
                                                        -----   -----   ------   -----
  Net working capital.................................   11.5     8.5      2.8     3.4
  Noncurrent assets...................................    6.1     5.3     64.1    40.2
  Noncurrent liabilities..............................    0.1     0.1     19.7     9.5
                                                        -----   -----   ------   -----
  Equity..............................................  $17.5   $13.7   $ 47.2   $34.1
                                                        =====   =====   ======   =====

                                             NORDESCLOR              FUJIFILM ARCH
                                        ---------------------   -----------------------
                                        2003    2002    2001     2003     2002    2001
FOR THE YEAR ENDED DECEMBER 31:         -----   -----   -----   ------   ------   -----
Results of Operations
  Sales...............................  $22.6   $20.2   $23.9   $197.5   $123.3   $73.2
  Income from operations before tax...    6.8     5.5     7.4     23.0     12.9     3.3
  Net income..........................    5.7     5.2     6.2     12.9      6.6     1.9

     The increase in sales for FUJIFILM Arch is attributable to FUJIFILM transferring a high volume, low margin product line to the joint venture during the last half of 2002. Sales of this product line were $77.3, $34.6 and $4.3 in 2003, 2002 and 2001, respectively. Additionally, sales and operating results of the FUJIFILM Arch joint venture increased due to increased sales of photoresists and Color Mosaic(R) used in the fabrication of LCD panels and image sensors.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2003 and 2002 include the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Land and improvements to land...............................  $  30.8   $  30.8
Buildings and building equipment............................    154.3     148.9
Machinery and equipment.....................................    699.9     673.3
Leasehold improvements......................................      8.2       7.4
Construction-in-progress....................................     15.0      20.6
                                                              -------   -------
  Property, plant and equipment.............................    908.2     881.0
Less accumulated depreciation...............................   (626.8)   (578.3)
                                                              -------   -------
  Property, plant and equipment, net........................  $ 281.4   $ 302.7
                                                              =======   =======

     Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $23.8, $25.0 and $28.4 in 2003, 2002 and 2001, respectively.

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

GOODWILL

     The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                            WOOD
                                             PERSONAL    PROTECTION
                                   HTH       CARE AND       AND
                                  WATER     INDUSTRIAL   INDUSTRIAL     TOTAL     MICROELECTRONICS   PERFORMANCE
                                 PRODUCTS    BIOCIDES     COATINGS    TREATMENT      MATERIALS        URETHANES    TOTAL
                                 --------   ----------   ----------   ---------   ----------------   -----------   ------
Balance, December 31, 2001.....    $2.2       $30.3        $67.9       $100.4          $26.8            $4.4       $131.6
Post acquisition adjustment....      --          --          3.6          3.6             --              --          3.6
Foreign exchange & other.......      --          --          0.7          0.7             --              --          0.7
                                   ----       -----        -----       ------          -----            ----       ------
Balance, December 31, 2002.....     2.2        30.3         72.2        104.7           26.8             4.4        135.9
Foreign exchange & other.......     0.2          --          1.2          1.4             --              --          1.4
                                   ----       -----        -----       ------          -----            ----       ------
Balance, December 31, 2003.....    $2.4       $30.3        $73.4       $106.1          $26.8            $4.4       $137.3
                                   ====       =====        =====       ======          =====            ====       ======

     Included in net goodwill is $32.6 of accumulated amortization at December 31, 2003 and 2002.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     In 2002, in accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," the Company recorded a deferred tax liability and corresponding $3.6 adjustment to goodwill as a result of its analysis of the tax basis of the DanChem assets acquired in the Company's acquisition of Hickson.

OTHER INTANGIBLES

     The gross carrying amount and accumulated amortization for other intangible assets as of December 31, 2003 and 2002 are as follows:

                                   DECEMBER 31, 2003                    DECEMBER 31, 2002
                           ----------------------------------   ----------------------------------
                            GROSS                      NET       GROSS                      NET
                           CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                            AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                           --------   ------------   --------   --------   ------------   --------
Patents..................   $ 1.7        $ 1.6        $ 0.1      $ 1.7         $1.5        $ 0.2
Customer lists...........    23.8          3.9         19.9       23.8          2.2         21.6
Other....................    15.5          5.5         10.0       16.3          5.5         10.8
                            -----        -----        -----      -----         ----        -----
Total amortizable other
  intangibles............    41.0         11.0         30.0       41.8          9.2         32.6
Trademarks...............    31.5          0.4         31.1       31.5          0.4         31.1
                            -----        -----        -----      -----         ----        -----
Total non-amortizable
  other intangibles......    31.5          0.4         31.1       31.5          0.4         31.1
                            -----        -----        -----      -----         ----        -----
Total other
  intangibles............   $72.5        $11.4        $61.1      $73.3         $9.6        $63.7
                            =====        =====        =====      =====         ====        =====

     The Company recorded an intangible asset of $2.8 related to the Company's minimum pension liability adjustment in 2002, included in pension expense in 2003 is $0.7 related to the amortization of this intangible asset. In addition, the Company recorded $1.4 of deferred financing fees related to the renewal of the Company's three-year credit facility.

AMORTIZATION

     Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $2.1, $4.4 and $10.7, respectively. Estimated amortization expense is $2.0 for each of the years ended December 31, 2004 through 2008.

     In accordance with SFAS 142, prior period amounts have not been restated. A reconciliation of reported net income (loss) and earnings (loss) per share for the year ended December 31, 2001 to net income (loss) and earnings (loss) per share as adjusted for the elimination of the amortization of goodwill and certain other intangible assets, net of the related income tax effect, are as follows:

                                                                     YEAR ENDED
                                                                 DECEMBER 31, 2001
                                                              ------------------------
                                                               NET         DILUTED
                                                              INCOME   EARNINGS (LOSS)
                                                              (LOSS)      PER SHARE
                                                              ------   ---------------
As reported.................................................  $(1.3)       $(0.06)
Amortization of goodwill and intangibles, net of tax........    5.6          0.25
                                                              -----        ------
Adjusted net income.........................................  $ 4.3        $ 0.19
                                                              =====        ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

9.  OTHER ASSETS

     Included in other assets at December 31, 2003 and 2002 are the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Deferred taxes..............................................  $44.2   $38.5
Other.......................................................   11.7    12.6
                                                              -----   -----
Other assets................................................  $55.9   $51.1
                                                              =====   =====

10.  ACCRUED LIABILITIES

     Included in accrued liabilities at December 31, 2003 and 2002 are the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Accrued compensation........................................  $21.7   $17.6
Accrued litigation..........................................   11.6     8.7
Restructuring reserves (See Note 21)........................    1.8     7.5
Environmental reserves......................................    3.3     4.5
Other.......................................................   50.1    50.3
                                                              -----   -----
Accrued liabilities.........................................  $88.5   $88.6
                                                              =====   =====

11.  DEBT

     Included in short-term borrowings and long-term debt at December 31, 2003 and 2002 are the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Unsecured senior notes......................................  $216.2   $217.8
Three-year credit facility..................................      --       --
Other borrowings............................................     3.0      5.4
                                                              ------   ------
Total debt..................................................   219.2    223.2
Less: short-term borrowings.................................    (0.7)    (2.4)
                                                              ------   ------
Long-term debt..............................................  $218.5   $220.8
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

     In May 2003, the Company terminated its interest rate swap agreements that were entered into in April 2002. As a result, the Company received cash proceeds of $7.1, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the basis adjustment of $7.1 has been recorded as an increase to the carrying amount of the senior notes and is being amortized as a reduction of interest expense over the

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
remaining life of the senior notes (through March 2007) using the effective-interest yield method ($6.0 as of December 31, 2003).

     Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.8 and are included in Other Liabilities on the accompanying Consolidated Balance Sheet at December 31, 2003, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

     The notes contain quarterly leverage ratio (debt/EBITDA) covenants of 4.5 through December 31, 2002 and 3.5 thereafter and fixed coverage ratio covenants of 2.0 through December 31, 2002 and 2.25 thereafter, and restrict the payment of dividends and repurchases of stock to $65.0 less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002 ($41.1 at December 31, 2003). In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%. Proceeds from the issuance of these notes have been used to pay down debt, including the credit facility used to acquire Hickson.

CREDIT FACILITY

     In June 2003, the Company entered into a new unsecured $210.0 senior revolving credit facility ("credit facility"), which expires in June 2006. This credit facility replaced a $65.0 364-day credit facility, which expired on June 21, 2003, and a $125.0 revolving five-year credit facility that was scheduled to expire in January 2004. The credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.5 and a consolidated interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($60.5 at December 31, 2003). As of December 31, 2003, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company's quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company's quarterly leverage ratios. There were no outstanding borrowings under the credit facility at December 31, 2003.

OTHER BORROWINGS

     Other borrowings at December 31, 2003 and 2002 have interest rates ranging from 2% to 5%.

     At December 31, 2003, the Company had $13.4 of outstanding letters of credit and $7.0 of letters of guarantee. Outstanding letters of guarantee include $6.7 of Planar Solutions (a joint venture) borrowings and $0.3 of Planar Solutions equipment lease payments. As of December 31, 2003, the Company has agreed to guarantee 50% or up to $8.5 of Planar Solution's line of credit, which is provided by the Company's joint venture partner and expires in May 2005. In addition, the Company has guaranteed payments on certain equipment leases, which expire in May 2004. The Company would be required to perform under the above two guarantees in the case of nonpayment by Planar Solutions.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

FAIR VALUE OF LONG-TERM DEBT

     The fair value of the Company's long-term debt at December 31, 2003 was approximately $239.1. The fair value of the Company's short-term debt at December 31, 2003 approximated the book value of $0.7 due to the floating interest rate terms and the short maturity of the instruments.

12.  OTHER LIABILITIES

     Included in other non-current liabilities at December 31, 2003 and 2002 are the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Pensions and other postretirement employee benefit
  obligations...............................................  $160.7   $124.3
Environmental reserves......................................     5.3      5.9
Other.......................................................    25.1     20.0
                                                              ------   ------
Other liabilities...........................................  $191.1   $150.2
                                                              ======   ======

     Included in pensions and other postretirement employee benefit obligations as of December 31, 2003 and 2002 are minimum pension liability adjustments of $127.6 and $93.6, respectively.

13.  DERIVATIVE FINANCIAL INSTRUMENTS

ADOPTION OF SFAS 133

     The cumulative effect of the accounting change due to the adoption of SFAS 133 as of January 1, 2001 was $0.4 before taxes or $0.2 net of tax, principally due to interest rate swaps acquired in connection with the acquisition of Hickson, which were cancelled in January 2001.

FOREIGN CURRENCY

     The Company uses foreign currency forward sales and purchases contracts and currency options as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally the euro, British pound, Canadian dollar and Japanese yen). All of the currency derivatives expire within one year. During 2003 and 2002, the majority of the Company's foreign currency forward contracts qualified as effective cash flow hedges while the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

     During 2003 and 2002, the Company recorded net gains (losses) of $0 and $1.1, respectively in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges of which, $0.3 and $0.8, respectively, were subsequently reclassified into current earnings during the year. The Company records expense in Selling and Administration expense related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

     At December 31, 2003 and 2002, the Company had no outstanding option contracts to sell or buy foreign currencies. At December 31, 2003, the Company had no forward contracts to sell or buy foreign currencies. At December 31, 2002, the Company had forward contracts to sell foreign currencies with notional amounts of $11.9 and forward contracts to buy foreign currencies with notional amounts of $12.0. The fair value of these

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
forward contracts is included in Accrued Liabilities and Other Current Assets, respectively. The counterparties to the contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

     Foreign currency exchange gains (losses), net of taxes, were $0.4 in 2003, $(0.3) in 2002 and $(1.0) in 2001.

NATURAL GAS

     In 2001, in order to manage the risks associated with the changes in natural gas prices, the Company purchased futures contracts to hedge a portion of its projected natural gas purchase requirements. These derivative contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. For the years ended December 31, 2003 and 2002, the Company recorded a net unrealized gain (loss) of $0 and $0.1, respectively, in Selling and Administration expenses related to the change in fair value of derivatives, which did not qualify for hedge accounting.

DEBT AND INTEREST

     In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counter parties to these agreements were major financial institutions. The agreements were to expire in March 2007. The Company had designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements were recorded at their fair market value of $6.8 and were included in Other Assets on the accompanying Consolidated Balance Sheet at December 31, 2002, with a corresponding increase in the carrying amount of the related debt. No gain or loss was recorded as the contracts met the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness. In May 2003, the Company terminated these interest rate swap agreements. As a result, the Company received cash proceeds of $7.1, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt and reduced the amount recorded in Other Assets for such derivative instruments to zero. There was no gain or loss on the transaction.

     Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.8 and are included in Other Liabilities on the accompanying Consolidated Balance Sheet at December 31, 2003, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

     As of December 31, 2001, a portion of the Company's outstanding short-term borrowings was denominated in British pounds and had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division. Foreign currency translation adjustments during the year ended December 31, 2003, 2002 and 2001 include $0, $(0.7) and $(0.5), respectively, related to this debt instrument. In March 2002, the portion of the Company's outstanding borrowings that was denominated in British pounds and that had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division was paid-off with the expiration of the credit facility used to acquire Hickson.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

The cumulative foreign currency translation gain adjustments related to this debt instrument of $1.0 was recognized upon the sale of the Hickson organics Castleford, England operation in 2003.

14.  INCOME TAXES

COMPONENTS OF PRETAX INCOME (LOSS)

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2003      2002      2001
                                                            -----    ------    ------
Domestic..................................................  $(5.1)   $(16.2)   $(27.4)
Foreign...................................................   27.7      25.2      26.4
                                                            -----    ------    ------
Pretax income (loss)......................................  $22.6    $  9.0    $ (1.0)
                                                            =====    ======    ======

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             2003     2002      2001
                                                             -----    -----    ------
Currently payable (receivable):
  Federal..................................................  $(1.2)   $(2.4)   $(10.5)
  State....................................................    0.6      0.2       0.3
  Foreign..................................................    7.5      6.3       6.0
Deferred...................................................    0.6     (1.4)      4.4
                                                             -----    -----    ------
Income tax expense.........................................  $ 7.5    $ 2.7    $  0.2
                                                             =====    =====    ======

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

EFFECTIVE TAX RATE RECONCILIATION

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              ------    ------    ------
Income tax provision (benefit) at U.S. federal income tax
  rate......................................................  $ 7.9     $ 3.2     $(0.4)
Foreign income tax..........................................    2.8       1.1       0.7
State income taxes, net.....................................    0.5       0.2       0.5
Goodwill....................................................     --        --       1.8
Equity in net income of affiliates..........................   (4.0)     (2.2)     (1.0)
Research and development credit.............................   (0.3)       --      (0.6)
Other, net..................................................    0.6       0.4      (0.8)
                                                              -----     -----     -----
Income tax provision........................................  $ 7.5     $ 2.7     $ 0.2
                                                              =====     =====     =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                                               DECEMBER 31,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
Deferred tax assets:
  Postretirement benefits...................................  $15.7    $13.1
  Non-deductible reserves...................................   13.7     18.2
  Net operating losses and tax credit carryforwards.........   14.3     29.8
  Minimum pension liability.................................   40.7     29.5
  Other miscellaneous items.................................    6.2      4.2
  Valuation allowance.......................................   (3.3)      --
                                                              -----    -----
     Total deferred tax assets..............................   87.3     94.8
                                                              -----    -----
Deferred tax liabilities:
  Property, plant and equipment.............................   23.7     29.8
  Other miscellaneous items.................................    1.0      3.3
                                                              -----    -----
     Total deferred tax liabilities.........................   24.7     33.1
                                                              -----    -----
Net deferred tax asset......................................  $62.6    $61.7
                                                              =====    =====

     Included in Other Current Assets at December 31, 2003 and 2002, respectively, are $19.1 and $24.4 of net current deferred tax assets. Included in Other Assets at December 31, 2003 and 2002, respectively are $44.2 and $38.5 of net noncurrent deferred tax assets. Included in Other Liabilities at December 31, 2003 and 2002 are $0.7 and $1.2 of noncurrent deferred tax liabilities. Taxable income is expected to be sufficient to recover the net benefit within the period in which these differences are expected to reverse and, therefore, no valuation allowance was established. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. The valuation allowance of $3.3 relates to state tax credits for which management believes are not likely to be realized.

     The Company has federal net operating loss carryforwards of approximately $17.7, which are available to offset future taxable income through 2022. The Company also has alternative minimum tax credit carryforwards of approximately $0.6, which are available to reduce regular income taxes, if any, over an indefinite period. The Company has research and development credits of $3.4, which expire beginning in 2019.

     The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2003, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $176. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

15.  EMPLOYEE BENEFIT PLANS

PENSION PLANS AND RETIREMENT BENEFITS

     Effective February 8, 1999, the Company established the Arch Pension Benefit Plan, a defined benefit pension plan covering most U.S. employees. The Company also maintains two nonqualified supplemental pension plans. These plans were established to provide additional retirement benefits for certain key employees. Prior to the Distribution, these employees were participants in one of several Olin pension benefit

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
plans covering employees of other Olin businesses. The Arch pension benefit plan provides benefits based on service with Olin and with the Company. The Company is liable for the payment of all pension plan benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. Olin transferred assets to the Company's pension plan. The amount of the assets transferred was calculated in accordance with Section 4044 of the Employee Retirement Income Security Act of 1974, as amended. The assets of the Arch plan consist primarily of investments in commingled funds administered by independent investment advisors. The Company's policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

     Subsequent to the Distribution, the Company adopted a retiree medical and death benefits plan that covers most domestic employees. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. The Arch plan is an unfunded plan.

     As part of the acquisition of Hickson, the Company acquired the liability for an additional U.S. pension plan. In 2002, the Hickson USA retirement plan and the Arch Pension Benefit Plan were merged.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets and funded status of the Arch retirement plans.

                                                                              OTHER
                                                                         POSTRETIREMENT
                                                     PENSION BENEFITS       BENEFITS
                                                     -----------------   ---------------
                                                      2003      2002      2003     2002
                                                     -------   -------   ------   ------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of
  year.............................................  $178.7    $150.7    $ 11.9   $ 11.1
Service cost (benefits earned during the period)...     6.5       5.5       0.6      0.5
Interest cost on the projected benefit
  obligation.......................................    12.1      11.0       0.8      0.8
Plan amendments....................................      --        --      (0.6)      --
Actuarial (gain)/loss..............................    14.0      16.7       1.6      0.6
Curtailment........................................      --      (0.8)       --      0.3
Benefits paid......................................    (5.9)     (4.4)     (1.4)    (1.4)
                                                     ------    ------    ------   ------
Projected benefit obligation at end of year........  $205.4    $178.7    $ 12.9   $ 11.9
                                                     ======    ======    ======   ======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year.....  $101.7    $117.4    $   --   $   --
Employer contributions.............................     1.0       1.0       1.4      1.4
Benefits paid......................................    (5.9)     (4.4)     (1.4)    (1.4)
Actual return on plan assets (net of expenses).....    17.2     (12.3)       --       --
                                                     ------    ------    ------   ------
Fair value of plan assets at end of year...........  $114.0    $101.7    $   --   $   --
                                                     ======    ======    ======   ======
FUNDED STATUS......................................  $(91.4)   $(77.0)   $(12.9)  $(11.9)
Unrecognized net actuarial (gain)/loss.............    59.9      51.7       2.5      0.9
Unamortized prior service cost.....................     2.0       2.6      (0.5)    (0.2)
Unamortized transition obligation..................     0.1       0.2        --       --
                                                     ------    ------    ------   ------
Accrued benefit cost...............................  $(29.4)   $(22.5)   $(10.9)  $(11.2)
                                                     ======    ======    ======   ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
  POSITION CONSIST OF:
Total accrued benefit cost.........................  $(65.7)   $(50.8)
Intangible Asset...................................     2.1       2.8
Minimum pension liability adjustment...............    34.2      25.5
                                                     ------    ------
Accrued benefit cost...............................  $(29.4)   $(22.5)
                                                     ======    ======

     The Company's qualified pension plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2003 and 2002. The accumulated benefit obligation of this plan was $169.4 and $144.0 as of December 31, 2003 and 2002, respectively. The projected benefit obligation relating to the qualified plan was $192.4 and $167.6, as of December 31, 2003 and 2002, respectively. The Company's nonqualified pension plans are unfunded. The accumulated benefit obligation relating to these plans, included in the tables above, was $10.3 and $8.5, as of December 31, 2003 and 2002, respectively. The projected benefit obligation related to these plans was $13.0 and $11.1 as of December 31, 2003 and 2002, respectively. The 2002 curtailment loss is included in Restructuring in the accompanying Consolidated Statements of Income.

     Cash funding in 2004 is expected to be approximately $7.0 higher than in 2003 and pension expense is expected to be $4.0 higher in 2004.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     Benefit costs presented below were determined based on actuarial methods and include the following components:

                                            PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                        ------------------------   -----------------------
                                         2003     2002     2001     2003    2002     2001
                                        ------   ------   ------   ------   -----   ------
NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned during
  the period).........................  $  6.7   $  5.5   $  5.6   $ 0.6    $0.5    $ 0.5
Interest cost on the projected benefit
  obligation..........................    12.1     11.0     10.0     0.8     0.8      0.8
Expected return on plan assets........   (11.9)   (12.5)   (12.6)     --      --       --
Amortization of prior service cost....     0.6      0.6      0.7    (0.2)     --     (0.1)
Amortization of transition
  obligation..........................     0.1       --      0.1      --      --       --
Curtailment loss......................      --      0.4       --      --     0.2       --
Recognized actuarial (gain)/loss......     0.3     (0.2)    (1.1)     --      --       --
                                        ------   ------   ------   -----    ----    -----
Net periodic benefit cost.............  $  7.9   $  4.8   $  2.7   $ 1.2    $1.5    $ 1.2
                                        ======   ======   ======   =====    ====    =====

     The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the pension and the postretirement plans were:

                                             PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                           --------------------    -----------------------
                                           2003    2002    2001    2003     2002     2001
                                           ----    ----    ----    -----    -----    -----
WEIGHTED AVERAGE RATE ASSUMPTIONS
  AS OF DECEMBER 31:
Discount rate............................  6.25%   6.75%   7.50%   6.25%    6.75%    7.50%
Rate of compensation increase............  4.50%   4.50%   4.60%     --       --       --
Long-term rate of return on assets.......  8.75%   9.00%   9.50%     --       --       --

     For 2003, the Company's expected long-term rate of return on assets assumption was 8.75%. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

     In 2001, the Hickson USA long-term rate of return on assets assumption was 8.5%.

     The Company's pension plan asset allocation at December 31, 2003 and 2002 were:

                                                                PENSION
                                                               BENEFITS
                                                              -----------   ALLOCATION
                                                              2003   2002   GUIDELINES
                                                              ----   ----   ----------
ASSET CATEGORY:
Equity Funds (S&P 500)......................................   64%    56%     55-85%
Fixed Income Funds..........................................   36%    44%     15-45%
                                                              ---    ---
  Total.....................................................  100%   100%
                                                              ===    ===

     The Company's target allocation of the pension plan assets is 70% in equity funds and 30% fixed income funds. The Company's investment strategy includes meeting the plan objectives, generating competitive investment returns and investing in a diversified portfolio consisting of an array of asset classes that attempts to

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
maximize returns while minimizing volatility. These asset classes currently include U.S. domestic equities and fixed income, in the future it may include non-U.S. equities and real estate.

     Our annual measurement date is January 1 for our pension benefits and other postretirement benefits. For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans was 11.0% and 9.5% in 2003 and 2002, respectively, decreasing to an ultimate trend rate of 4.5% in 2012. The trend rate for pre-65 HMO plans was 11.0% and 9.5% in 2003 and 2002, respectively, decreasing to an ultimate trend rate of 4.5% in 2012. For non-bargained participants, Arch's subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.

     The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have resulted in a $0.1 increase or decrease, respectively, in the aggregate service and interest cost components of expense for the year 2003, and a $0.5 increase or decrease, respectively, in the accumulated postretirement benefit obligation at December 31, 2003.

     On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy included in the law may result in a reduction of the Company's OPEB benefit obligation. The Company's other postretirement benefit plans do provide for such prescription-drug benefits. The Company has made a one-time election to defer accounting for the economic effects of the Medicare Act, as permitted by FASB Staff Position 106-1. The FASB plans to issue authoritative guidance on the accounting for the subsidies in 2004. The issued guidance could require the Company to change previously reported information.

     As part of the acquisition of Hickson, the Company acquired the liability for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan. The following tables provide a reconciliation of the changes in the plans' projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan for the years ended December 31, 2003 and 2002.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
RECONCILIATION OF PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year...........  $251.7    $208.7
Service cost (benefits earned during the period)............     1.2       1.8
Interest cost on the projected benefit obligation...........    15.5      13.3
Participant contributions...................................     0.6       0.8
Actuarial (gain)/loss.......................................    13.9      13.9
Benefits paid...............................................   (11.0)    (10.4)
Curtailment loss............................................     0.7        --
Foreign exchange impact.....................................    28.7      23.6
                                                              ------    ------
Projected benefit obligation at end of year.................  $301.3    $251.7
                                                              ======    ======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year..............  $177.2    $176.7
Employer contributions......................................    11.2       4.1
Benefits paid...............................................   (11.0)    (10.4)
Participant contributions...................................     0.6       0.8
Actual return on plan assets (net of expenses)..............    20.0     (11.9)
Foreign exchange impact.....................................    20.7      17.9
                                                              ------    ------
Fair value of plan assets at end of year....................  $218.7    $177.2
                                                              ======    ======
FUNDED STATUS...............................................  $(82.6)   $(74.5)
Unrecognized net actuarial (gain)/loss......................    95.0      77.9
                                                              ------    ------
Prepaid benefit cost........................................  $ 12.4    $  3.4
                                                              ======    ======
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
Total accrued benefit cost..................................  $(78.9)   $(61.9)
Minimum pension liability adjustment........................    91.3      65.3
                                                              ------    ------
Prepaid benefit cost........................................  $ 12.4    $  3.4
                                                              ======    ======

                                                               2003     2002
                                                              ------   ------
WEIGHTED AVERAGE RATE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................    5.75%    6.00%
Rate of compensation increase...............................    3.90%    3.25%
Long-term rate of return on assets..........................    7.25%    7.25%
NET PERIODIC BENEFIT EXPENSE:
Service cost (benefits earned during the period)............  $  1.2   $  1.8
Interest cost on the projected benefit obligation...........    15.5     13.3
Expected return on plan assets..............................   (16.3)   (15.1)
Curtailment loss............................................     0.7       --
Realized actuarial (gain)/loss..............................     1.3       --
                                                              ------   ------
Net periodic benefit cost...................................  $  2.4   $   --
                                                              ======   ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     The Company's Hickson U.K. plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2003 and 2002. The accumulated benefit obligation of this plan was $287.2 and $230.0 as of December 31, 2003 and 2002, respectively. The projected benefit obligation relating to the Hickson U.K. plan was $290.9 and $242.5, as of December 31, 2003 and 2002, respectively. The accumulated benefit obligation relating to the Hickson U.K. Senior Executive plan, included above, was $10.4 and $9.1, as of December 31, 2003 and 2002, respectively. The projected benefit obligation related to this plan was $10.4 and $9.2 as of December 31, 2003 and 2002, respectively. In the fourth quarter of 2003, the Company recorded a pre-tax curtailment loss of $0.7 related to the pension plan of former Hickson organics employees due to the sale of the business and is included in the loss on the sale of the business.

     The Company's policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the United Kingdom Pensions Act of 1995. Cash funding in 2004 is expected to be comparable to 2003 and pension expense is expected to be approximately $1.0 higher in 2004.

     The Company's other foreign subsidiaries maintain pension and other benefit plans that are consistent with statutory practices and are not significant to the consolidated financial statements.

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

     Prior to the Distribution, Company employees participated in the Olin Corporation Contributing Employee Ownership Plan ("Olin CEOP"), which is a defined contribution plan available to essentially all domestic Olin employees and provides a match of employee contributions. Subsequent to the Distribution, the Olin CEOP was converted into a multiple employer plan in which both Olin and the Company participated. Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan ("Arch CEOP") which is a defined contribution plan available to all domestic employees. As of that date, the Company ended its participation in the Olin CEOP and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under both plans has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $3.6, $4.0 and $2.8 in 2003, 2002 and 2001, respectively.

16.  STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

STOCK OPTION PLANS

     As of December 31, 2003, the Company had four stock-based compensation plans, which are described below.

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

     In 1999, the Company adopted the 1999 Long Term Incentive Plan, a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. In addition, in 1999, the Company adopted the 1999 Stock Plan for Nonemployee Directors pursuant to which stock options and other stock awards may be granted to nonemployee directors. The Company's policy is to grant options to purchase common stock at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable within one to three years and the directors' options are exercisable upon grant. In general, all options are exercisable up to ten years from the date of grant. In 1999, the Company granted to certain employees approximately 245,000 performance share units, the vesting of which was dependent on the attainment of certain performance measures as of the end of 2001. The measures were not met and the performance share units were forfeited. At December 31, 2003, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

     The following table summarizes stock option activity during 2003, 2002 and 2001 (number of options in thousands):

                                                               WEIGHTED
                                                      STOCK    AVERAGE
                                                     OPTIONS    PRICE     RANGE OF PRICES
                                                     -------   --------   ---------------
Balance, December 31, 2000.........................   2,423     $23.75    $15.68 - $31.92
  Options granted..................................     119      18.19     18.04 -  18.22
  Options exercised................................      76      17.16     15.68 -  20.16
  Options cancelled or forfeited...................      74      21.77     17.38 -  31.92
                                                      -----
Balance, December 31, 2001.........................   2,392      23.74     15.68 -  31.92
                                                      -----
  Options granted..................................     146      21.04     20.85 -  23.00
  Options exercised................................     188      19.20     15.68 -  20.16
  Options cancelled or forfeited...................      66      23.41     17.38 -  31.92
                                                      -----
Balance, December 31, 2002.........................   2,284      23.95     15.68 -  31.92
                                                      -----
  Options granted..................................     184      18.50     16.53 -  18.56
  Options exercised................................      77      16.99     15.68 -  20.85
  Options cancelled or forfeited...................      32      20.03     17.38 -  31.92
                                                      -----
Balance, December 31, 2003.........................   2,359     $23.81    $16.53 - $31.92
                                                      =====

     At December 31, 2003 and 2002, options covering 2,119,566 and 1,987,043 shares, respectively, were exercisable at weighted average exercise prices of $24.41 and $24.66, respectively. The average remaining contractual life was approximately five years.

     The following table summarizes information about stock options outstanding at December 31, 2003 (number of options in thousands):

                                                                  WEIGHTED AVERAGE OPTION
                                                                      EXERCISE PRICE
   RANGE OF         NUMBER        NUMBER         REMAINING       -------------------------
EXERCISE PRICES   OUTSTANDING   EXERCISABLE   CONTRACTUAL LIFE   OUTSTANDING   EXERCISABLE
---------------   -----------   -----------   ----------------   -----------   -----------
$16.53 - $23.48      1,357         1,118          6 years          $19.32        $19.52
$28.58 - $31.92      1,002         1,002          3 years          $29.88        $29.88
                     -----         -----
                     2,359         2,120
                     =====         =====

     Pursuant to APB No. 25, compensation cost is recorded when the fair market value of the Company's stock at the date of grant for fixed options exceeds the exercise price of the stock option. The Company's

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
policy is to grant stock options with an exercise price equal to its common stock fair value on the date of grant. Accordingly, there are no charges reflected in the accompanying consolidated financial statements for stock options granted to employees. Compensation cost for restricted stock units is accrued over the life of the award based on the quoted market price of the Company's stock at the date of the award. Compensation cost for performance share units are estimated based on the number of shares to be earned. The ultimate cost will be based on the market price of the Company's stock at the settlement date. Prior to the Distribution, certain employees of the Company received restricted stock unit awards under Olin's stock-based compensation plans. The cost associated with the employees participating in these plans is included in the Consolidated Statements of Income and is not material to operating results.

     The fair value of each Arch option granted during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used, weighted average fair values and pro forma net income (loss) for 2003, 2002 and 2001 are listed below:

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        2003        2002        2001
                                                      ---------   ---------   ---------
BLACK-SCHOLES WEIGHTED-AVERAGE ASSUMPTIONS:
Risk-free interest rate.............................       3.62%       4.80%       5.19%
Dividend yield......................................        4.3%        3.8%        4.4%
Expected volatility.................................         45%         44%         40%
Term................................................   10 years    10 years    10 years
Expected life.......................................    7 years     7 years     7 years
Option weighted average fair value..................  $    5.98   $    7.37   $    5.35
Net income (loss), as reported......................  $    27.4   $     3.0   $    (1.3)
Stock-based employee compensation expense, net of
  tax...............................................       (0.8)       (0.9)       (1.5)
                                                      ---------   ---------   ---------
Pro forma net income (loss).........................  $    26.6   $     2.1   $    (2.8)
                                                      =========   =========   =========
Earnings (loss) per share:
  Basic and diluted -- as reported..................  $    1.21   $    0.13   $   (0.06)
  Basic and diluted -- pro forma....................  $    1.18   $    0.09   $   (0.13)

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

     At December 31, 2003, the Company has reserved 2,822,617 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

     On October 28, 1999, the Company's Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately five percent of outstanding shares. The program was suspended in 2000. In October 2003, the Board of Directors unamiously agreed to continue the previous suspension of its stock repurchase program. The Company had previously repurchased 893,000 shares of the 1.2 million shares authorized, or approximately 75 percent, at a cost of approximately $16.

SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK

     The Company has 40,000 authorized shares of $1 par value Series A Participating Cumulative Preferred Stock, of which none is outstanding.

RETAINED EARNINGS (ACCUMULATED DEFICIT)

     Retained earnings (accumulated deficit) as of December 31, 2003 and 2002 include earnings (losses) since the Distribution.

ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, additional minimum pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

                                                                     CHANGE IN FAIR
                                FOREIGN CURRENCY   MINIMUM PENSION   MARKET VALUE OF
                                  TRANSLATION         LIABILITY        DERIVATIVE      ACCUMULATED OTHER
                                  ADJUSTMENTS        ADJUSTMENTS        CONTRACTS      COMPREHENSIVE LOSS
                                ----------------   ---------------   ---------------   ------------------
Balance at December 31,
  2000........................       $(32.1)           $   --             $  --              $(32.1)
2001 activity.................        (13.6)             (0.9)               --               (14.5)
                                     ------            ------             -----              ------
Balance at December 31,
  2001........................        (45.7)             (0.9)               --               (46.6)
2002 activity.................         13.6             (60.4)              0.3               (46.5)
                                     ------            ------             -----              ------
Balance at December 31,
  2002........................        (32.1)            (61.3)              0.3               (93.1)
2003 activity.................         20.5             (23.5)             (0.3)               (3.3)
                                     ------            ------             -----              ------
Balance at December 31,
  2003........................       $(11.6)           $(84.8)            $  --              $(96.4)
                                     ======            ======             =====              ======

     The additional minimum pension liability adjustments recorded were principally the result of depressed market values of the Company's pension plan assets in 2002 and 2001, combined with a decrease in the discount rate due to declining market interest rates in 2003, 2002 and 2001.

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

ACCUMULATED NET UNREALIZED GAIN (LOSS) ON DERIVATIVE INSTRUMENTS

     Changes in the accumulated net unrealized gain (loss) on derivative instruments for the years ended December 31, 2003 and 2002 are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Beginning balance of accumulated net unrealized gain on
  derivative instruments....................................  $ 0.3   $  --
Net gain (loss) on cash flow hedges.........................     --     1.1
Reclassification into earnings..............................   (0.3)   (0.8)
                                                              -----   -----
Ending balance of accumulated net unrealized gain (loss) on
  derivative instruments....................................  $  --   $ 0.3
                                                              =====   =====

18.  SEGMENT REPORTING

     As a result of the sale of the sulfuric acid business, the Company has restated its prior period results to include the results of the sulfuric acid business as a component of discontinued operations, in accordance with the SFAS No. 144. Additionally, the Company has combined its performance urethanes and hydrazine businesses to form the new performance products segment. The Company has organized its business portfolio into three operating segments to reflect the Company's business strategy. The three segments are treatment products, microelectronic materials and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business and the wood protection and industrial coatings business. Segment results for the three years ended December 31 were as follows:

                                                              2003      2002     2001
                                                            --------   ------   ------
SALES:
  Treatment Products:
     HTH Water Products...................................  $  289.7   $243.1   $208.2
     Personal Care and Industrial Biocides................     149.3    124.5    117.9
     Wood Protection and Industrial Coatings..............     268.3    233.2    215.8
                                                            --------   ------   ------
  Total Treatment Products................................     707.3    600.8    541.9
  Microelectronic Materials...............................     145.6    142.6    158.9
  Performance Products:
     Performance Urethanes................................     122.2    120.2    141.1
     Hydrazine............................................      34.0     42.0     41.4
                                                            --------   ------   ------
  Total Performance Products..............................     156.2    162.2    182.5
TOTAL SALES...............................................  $1,009.1   $905.6   $883.3
                                                            ========   ======   ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                              2003      2002     2001
                                                            --------   ------   ------
OPERATING INCOME (LOSS), INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES:
  Treatment Products:
     HTH Water Products...................................  $    9.1   $ (1.0)  $ (2.2)
     Personal Care and Industrial Biocides................      29.5     28.9     21.6
     Wood Protection and Industrial Coatings..............      15.1     16.8     11.4
                                                            --------   ------   ------
  Total Treatment Products................................      53.7     44.7     30.8
  Microelectronic Materials...............................       1.7     (2.7)    (7.4)
  Performance Products:
     Performance Urethanes................................      (5.4)    (0.9)    (1.9)
     Hydrazine............................................       2.1      5.6      6.7
                                                            --------   ------   ------
  Total Performance Products..............................      (3.3)     4.7      4.8
  Corporate Unallocated...................................     (13.6)   (14.1)    (9.0)
                                                            --------   ------   ------
Total Operating Income, including Equity Income in
  Affiliated Companies Before Restructuring and Other
  Items...................................................      38.5     32.6     19.2
  Restructuring Income (Expense) and Other Items..........       0.6     (7.6)    (2.5)
                                                            --------   ------   ------
TOTAL OPERATING INCOME, INCLUDING EQUITY INCOME IN
  AFFILIATED COMPANIES....................................  $   39.1   $ 25.0   $ 16.7
                                                            ========   ======   ======
EQUITY INCOME (LOSS) IN AFFILIATED COMPANIES:
  Treatment Products:
     HTH Water Products...................................  $    2.9   $  2.6   $  3.1
     Wood Protection and Industrial Coatings..............       2.2      1.2      1.5
                                                            --------   ------   ------
  Total Treatment Products................................       5.1      3.8      4.6
  Microelectronic Materials...............................       6.6      2.6     (1.3)
                                                            --------   ------   ------
TOTAL EQUITY INCOME IN AFFILIATED COMPANIES...............  $   11.7   $  6.4   $  3.3
                                                            ========   ======   ======
DEPRECIATION EXPENSE:
  Treatment Products:
     HTH Water Products...................................  $   12.2   $ 11.9   $ 11.6
     Personal Care and Industrial Biocides................       8.4      8.3      8.2
     Wood Protection and Industrial Coatings..............       6.6      5.9      5.0
                                                            --------   ------   ------
  Total Treatment Products................................      27.2     26.1     24.8
  Microelectronic Materials...............................      14.1     12.1     12.4
  Performance Products:
     Performance Urethanes................................       4.5      6.1      5.8
     Hydrazine............................................       4.8      4.2      4.2
                                                            --------   ------   ------
  Total Performance Products..............................       9.3     10.3     10.0
                                                            --------   ------   ------
TOTAL DEPRECIATION EXPENSE................................  $   50.6   $ 48.5   $ 47.2
                                                            ========   ======   ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                              2003      2002     2001
                                                            --------   ------   ------
AMORTIZATION EXPENSE:
  Treatment Products:
     HTH Water Products...................................  $     --   $   --   $  0.1
     Personal Care and Industrial Biocides................       0.1      0.1      1.8
     Wood Protection and Industrial Coatings..............       1.6      1.7      4.3
                                                            --------   ------   ------
  Total Treatment Products................................       1.7      1.8      6.2
  Microelectronic Materials...............................       0.2      2.4      4.1
  Performance Products....................................       0.2      0.2      0.4
                                                            --------   ------   ------
TOTAL AMORTIZATION EXPENSE................................  $    2.1   $  4.4   $ 10.7
                                                            ========   ======   ======
CAPITAL SPENDING:
  Treatment Products:
     HTH Water Products...................................  $    3.9   $  8.5   $ 11.0
     Personal Care and Industrial Biocides................       4.4      7.1      3.7
     Wood Protection and Industrial Coatings..............       3.9      3.6      5.7
                                                            --------   ------   ------
  Total Treatment Products................................      12.2     19.2     20.4
  Microelectronic Materials...............................       3.7      3.7     10.0
  Performance Products:
     Performance Urethanes................................       2.8      4.0      7.6
     Hydrazine............................................       1.6      4.5      3.6
                                                            --------   ------   ------
  Performance Products....................................       4.4      8.5     11.2
                                                            --------   ------   ------
TOTAL CAPITAL SPENDING....................................  $   20.3   $ 31.4   $ 41.6
                                                            ========   ======   ======
TOTAL ASSETS:
  Treatment Products:
     HTH Water Products...................................  $  148.1   $130.1   $150.3
     Personal Care and Industrial Biocides................     115.2    111.1    114.8
     Wood Protection and Industrial Coatings..............     303.5    262.5    256.2
                                                            --------   ------   ------
  Total Treatment Products................................     566.8    503.7    521.3
  Microelectronic Materials...............................     179.0    182.8    198.0
  Performance Products:
     Performance Urethanes................................      78.3     82.5     97.9
     Hydrazine............................................      23.3     26.4     38.5
                                                            --------   ------   ------
  Total Performance Products..............................     101.6    108.9    136.4
  Other...................................................     129.0    143.7    112.5
                                                            --------   ------   ------
TOTAL ASSETS..............................................  $  976.4   $939.1   $968.2
                                                            ========   ======   ======

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                              2003      2002     2001
                                                            --------   ------   ------
INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT EQUITY:
  Treatment Products:
     HTH Water Products...................................  $    8.7   $  6.8   $  9.4
     Wood Protection and Industrial Coatings..............       7.3      5.8      5.1
                                                            --------   ------   ------
  Total Treatment Products................................      16.0     12.6     14.5
  Microelectronic Materials...............................      22.2     15.9     12.7
                                                            --------   ------   ------
TOTAL INVESTMENT & ADVANCES -- AFFILIATED COMPANIES AT
  EQUITY..................................................  $   38.2   $ 28.5   $ 27.2
                                                            ========   ======   ======

     Segment operating income (loss) includes the equity in earnings (losses) of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income (loss) excludes interest income, interest expense and certain unallocated expenses of the corporate headquarters. Additionally, segment operating income (loss) excludes restructuring income (expense) and the write-off of an investment in GlobalBA.com investment of $1.0 in 2001. The 2003 corporate unallocated expense includes the gain on sale of land of $2.5.

     Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by reportable business unit substantially represent sales for the major product lines of the Company.

     Geographic area information for the periods ended December 31, were as follows:

                                                              2003      2002     2001
                                                            --------   ------   ------
SALES
United States and Canada..................................  $  514.3   $492.3   $493.1
Europe, Africa and the Middle East........................     358.2    291.0    258.4
Latin America.............................................      54.2     55.5     70.0
Pacific Rim...............................................      82.4     66.8     61.8
                                                            --------   ------   ------
  Total Sales.............................................  $1,009.1   $905.6   $883.3
                                                            ========   ======   ======
LONG-LIVED ASSETS (EXCLUDES GOODWILL)
United States and Canada..................................  $  256.7   $284.3   $284.9
Europe, Africa and the Middle East........................     137.9    127.1    101.5
Latin America.............................................      11.9     11.3     14.7
Pacific Rim...............................................      30.1     23.3     25.2
                                                            --------   ------   ------
  Total Long-lived Assets.................................  $  436.6   $446.0   $426.3
                                                            ========   ======   ======

     Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $75.6, $72.7 and $72.0 in 2003, 2002 and 2001, respectively.

19.  ACQUISITIONS

     On August 1, 2003, the Company completed the purchase of the remaining 50 percent share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for $2.5 in cash. Aquachlor produces calcium hypochlorite, which is marketed under the HTH(R) brand, for use in residential and commercial swimming pools in South Africa. Annual sales for Aquachlor for the year ended December 31, 2002 were approximately $26. This acquisition was accounted for as a purchase business

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
combination and the results of operations have been included in the consolidated financial statements from the date of purchase in the HTH water products segment and were not material in 2002. In the fourth quarter, the Company adjusted the opening balance sheet of Aquachlor to include a liability for its post-employment health care plan of $0.8. No goodwill was recognized as part of the transaction. The supplemental cash flow information on the business acquired is as follows:

Working Capital.............................................  $ 4.3
Property, plant and equipment, net..........................    3.6
Non-Current Liabilities.....................................   (0.8)
Payable to Arch Chemicals, Inc..............................   (4.6)
                                                              -----
  Cash paid.................................................  $ 2.5
                                                              =====

     In September 2001, the Company acquired Butler Mabbutt & Wrighton and the Industrial Division of Humbrol Limited for an aggregate of approximately $1 in cash.

     In March 2001, the Company completed the acquisition of the assets of Walker Brothers, a division of Consolidated Coatings, for approximately $2 in cash.

20.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $18.2 in 2003, $16.8 in 2002 and $18.5 in 2001 (sublease income and contingent rent expense is not significant).

     Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are as follows: $13.1 in 2004; $9.8 in 2005; $8.6 in 2006; $3.7 in 2007; $3.2 in
2008 and $8.7 thereafter.

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

     The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company's water treatment products were stored. The parties have reached an agreement in principle to settle a portion of the litigation that involves claims by plaintiffs that are individuals. This agreement requires court approval. The balance of the litigation primarily involves claims by a number of businesses for property damage. The Company has provided for its exposure in this litigation, including the amount of its participation in the settlement, and does not expect any final resolution on these cases, net of an insurance recovery, to have a material adverse effect on results of operations or financial position of the Company.

     The Company settled a product claim by a customer related to a discontinued product in August 2002 for $3.0, net of insurance claims of approximately $2.5. The full settlement of $5.5 was paid by the Company

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
during the third quarter of 2002. Actual insurance proceeds of $1.6 were received by March 31, 2003 in full settlement of the insurance claims.

     The Company and/or its CCA-formulating subsidiary Arch Wood Protection, Inc. were named, along with several other chromated copper arsenate ("CCA") manufacturers, several CCA customers and various retailers, in five putative class action lawsuits filed in various state and federal courts regarding the marketing and use of CCA-treated wood. Three of these cases have been dismissed without prejudice. In the fourth case (Jacobs v. Osmose, Inc. et. al.), the federal district court has ruled that the requirements for a class action have not been met and has denied class action status in this case. Subsequently, the court entered an order granting plaintiffs' motion for voluntary dismissal of their claims against the Company, its subsidiaries and several other defendants.

     In the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the court has not yet decided the issue of whether the case should or should not be certified as a class action, although management believes the precedent set in the Jacobs case will prevail in the Ardoin case as well. The proposed class members in the Ardoin case purport to include various persons who purchased CCA-treated wood products for residential use. The lawsuit seeks to recover the purchase price and other alleged unquantified damages under various theories, including breach of warranty. This case does not allege personal injury. Plaintiffs have now moved to dismiss this case with prejudice and the court is still considering plaintiffs' motion.

     In addition, there are fewer then ten other CCA-related lawsuits in which the Company and/or one or more of the Company's subsidiaries is involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

     The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2003 and 2002, and may increase in the future.

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

     In connection with the disposition of the sulfuric acid business on July 2, 2003, the Company provided environmental covenants to the purchaser in which the Company is solely liable for the costs of any environmental claim for remediation of any hazardous substances that was generated, managed, treated, stored or disposed of prior to the closing date of the sale. The Company will be released, under the sales

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
agreement, from its obligation, which cannot exceed $22.5, 20 years from the closing date. Additionally, as part of its environmental indemnifications the Company will be responsible, for five years from the closing date, for damages directly related to the process sewer system at the Beaumont, Texas plant.

     As part of the Hickson organics disposition, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the Consolidated Financial Statements. Additionally, any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company's share decreasing to zero over the seven-year period. The Company's maximum aggregate liability for such unknown environmental matters is L5.0 million.

     The Company does not anticipate any exposure related to the environmental indemnifications for the sulfuric acid and the Hickson organics dispositions. The Company has estimated that the fair value of any such exposure would be immaterial.

     The Company's Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $8.6 and $10.4 at December 31, 2003 and 2002, respectively. The Company's estimated environmental liability relates to nine sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2003, the Company had estimated additional contingent environmental liabilities of $7.2.

21.  RESTRUCTURING AND OTHER GAINS (LOSSES)

RESTRUCTURING

     Results for 2003, 2002 and 2001 include restructuring (income) expense totaling $(0.6), $7.6 and $1.5, respectively.

  Restructuring

     The 2003 restructuring income consists of $1.4 for headcount reductions of approximately 30 employees in the performance products segment. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company's hydrazine hydrate plant in Lake Charles, Louisiana. It also includes a charge of $1.1, for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction in the prior years' restructuring reserves of $3.1 for revisions to previous plans' estimates.

     The 2002 restructuring charge of $7.6 (of which, $4.4, $2.1 and $1.1 related to the treatment products, microelectronic materials, and performance products segments, respectively), included $6.6 related to headcount reductions of approximately 200 employees in the microelectronic materials, performance urethanes and HTH water products businesses, as well as a charge related to the consolidation of several

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES
treatment products segment operations. The non-cash portion of the restructuring charge was approximately $1.0.

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

     The following table summarizes activity related to the 2003, 2002, 2001 and 2000 restructuring costs:

                                               SEVERANCE      ASSET
                                                 COSTS     WRITE-DOWNS   OTHER ITEMS   TOTAL
                                               ---------   -----------   -----------   -----
Provision....................................    $18.0        $11.0         $5.0       $34.0
2000 Activity:
  Payments...................................      1.4           --           --         1.4
  Utilized...................................       --         11.0           --        11.0
                                                 -----        -----         ----       -----
Balance at December 31, 2000.................     16.6           --          5.0        21.6
2001 Activity:
  Provision..................................      2.4           --           --         2.4
  Payments...................................     11.0           --          1.6        12.6
  Reclass postemployment liability...........      2.5           --           --         2.5
  Reserve reduction..........................      0.3           --          1.2         1.5
                                                 -----        -----         ----       -----
Balance at December 31, 2001.................      5.2           --          2.2         7.4
2002 Activity:
  Provision..................................      6.6           --          1.0         7.6
  Payments...................................      6.1           --          0.5         6.6
  Reclass postemployment liability...........      0.5           --           --         0.5
  Utilized...................................       --           --          0.4         0.4
                                                 -----        -----         ----       -----
Balance at December 31, 2002.................      5.2           --          2.3         7.5
2003 Activity:
  Provision..................................      2.5           --           --         2.5
  Payments...................................      3.8           --          0.7         4.5
  Utilized...................................      0.6           --           --         0.6
  Reserve reduction..........................      1.9           --          1.2         3.1
                                                 -----        -----         ----       -----
Balance at December 31, 2003.................    $ 1.4        $  --         $0.4       $ 1.8
                                                 =====        =====         ====       =====

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

     As of December 31, 2003, 2002 and 2001, $40.1, $35.0 and $27.5,
respectively, had been charged against restructuring reserves.

     As of December 31, 2003, all employees from each restructuring program have been terminated with a portion still receiving benefits under the 2002 and 2003 programs. At December 31, 2003 and 2002, $1.8 and $7.5, respectively, of restructuring reserves were included in Accrued Liabilities in the accompanying Consolidated Balance Sheets. All of the costs related to the 2000 and 2001 programs have been incurred and no accrual relates to these restructuring programs.

  Other (Gains) and Losses

     Other gains and losses in 2003 include the pre-tax gain on the sales of two warehouses of $0.5 and the sale of excess land of $2.5. 2002 other gains and losses include the pre-tax gain on sales of excess land of $1.8 million.

     Other gains and losses in 2001 includes a $1.0 write-off of an investment in Global BA.com, Inc., an Internet-based business-to-distributor-to-business on-line marketplace for specialty chemical companies, which became insolvent in the third quarter of 2001.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FIRST    SECOND     THIRD    FOURTH
2003                                               QUARTER   QUARTER   QUARTER   QUARTER     YEAR
----                                               -------   -------   -------   -------   --------
Sales............................................  $224.3    $308.5    $256.2    $220.1    $1,009.1
Gross margin.....................................    64.0      91.2      73.4      58.7       287.3
Net income (loss)................................     1.4      10.9      17.7      (2.6)       27.4
Diluted income (loss) per share from continuing
  operations before cumulative effect of
  accounting change..............................    0.12      0.55      0.09     (0.09)       0.67
Diluted income (loss) per share..................    0.06      0.48      0.78     (0.11)       1.21
Stock market price:
  High...........................................   20.25     21.82     22.93     25.80       25.80
  Low............................................   15.15     18.00     18.42     19.97       15.15
  Close (at end of quarter)......................   18.70     19.10     20.80     25.66       25.66
Common dividend paid per share...................    0.20      0.20      0.20      0.20        0.80

                     ARCH CHEMICALS, INC. AND SUBSIDIARIES

                                                     FIRST    SECOND     THIRD    FOURTH
2002                                                QUARTER   QUARTER   QUARTER   QUARTER    YEAR
----                                                -------   -------   -------   -------   ------
Sales.............................................  $203.2    $286.7    $233.6    $182.1    $905.6
Gross margin......................................    57.6      90.1      64.4      52.7     264.8
Net income (loss).................................    (7.4)     13.0       0.6      (3.2)      3.0
Diluted income (loss) per share from continuing
  operations before cumulative effect of
  accounting change...............................   (0.16)     0.56      0.07     (0.19)     0.28
Diluted income (loss) per share...................   (0.33)     0.58      0.03     (0.15)     0.13
Stock market price:
  High............................................   24.40     25.68     25.30     21.02     25.68
  Low.............................................   20.12     19.50     17.45     15.70     15.70
  Close (at end of quarter).......................   22.05     24.70     17.72     18.25     18.25
Common dividend paid per share....................    0.20      0.20      0.20      0.20      0.80

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of December 31, 2003 ("Evaluation Date"), the Company conducted an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act") of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during the fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the Company's Directors under the paragraphs entitled "Who are the persons nominated by the Board in this election to serve as directors?" and "Who are the other remaining directors and when are their terms scheduled to end?" under the heading "Item 1 -- Election of Directors" in the Proxy Statement relating to the Company's 2004 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

     The Company has a code of conduct that applies to all officers and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer. The Company's code of conduct is on its website at: http://www.archchemicals.com in the Investor Relations section under Corporate Governance. The Company will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange on its website.

     The Board of Directors has adopted Principles of Corporate Governance and charters for the Audit, Compensation and Corporate Governance Committees of the Board of Directors. These documents can be found on the Company's website by going to the following address: http://www.archchemicals.com in the Investor Relations section under Corporate Governance. A printed copy of such code and such principles and charters can be obtained by contacting Investor Relations, Arch Chemicals, Inc., 501 Merritt 7, P.O. Box 5204, Norwalk, CT 06856-5204 or calling (203) 229-2654.

     The Audit Committee of the Board of Directors is an "audit committee" for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. As of March 1, 2004, the members of the Committee are: John P. Schaefer (chair), Michael O. Magdol and Janice J. Teal. The information under the heading "Who is the Audit Committee expert?" in the Proxy Statement is incorporated by reference in the Report.

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

          EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

                                                                                         NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                    NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER EQUITY
                                    BE ISSUED UPON EXERCISE    EXERCISE PRICE OF          COMPENSATION PLANS
                                    OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
PLAN CATEGORY                         WARRANTS AND RIGHTS     WARRANTS AND RIGHTS      REFLECTED IN COLUMN(A))
-------------                       -----------------------   --------------------   ----------------------------
                                              (A)                     (B)                        (C)
Equity compensation plans approved
  by security holders(1)..........         2,358,816                 $23.81                    531,000(2)
Equity compensation plans not
  approved by security holders....                 0                      0                          0
                                           ---------                 ------                    -------
     Total........................         2,358,816                 $23.81                    531,000

---------------

(1) Figures include information for equity compensation plans of Olin that issued in 1999 options to acquire shares of the Company's Common Stock in exchange for old Olin options as part of an equitable adjustment made in connection with the spinoff of the Company from Olin in 1999. No further options to acquire the Company's Common Stock may be issued under such plans. As of December 31, 2003, 817,734 of these options were outstanding.

(2) 486,754 of the shares shown may be issued in connection with future grants of stock-based awards and future deferrals of compensation to stock accounts. 44,246 of the shares shown relate to various current deferrals of awards or compensation in the form of phantom shares payable in shares of Company Common Stock at the end of the deferral period. Shares remaining available for future issuance by plan are: 443,483 under the 1999 Long Term Incentive Plan, 70,446 under the 1999 Stock Plan for Non-Employee Directors and 17,071 under the Employee Deferral Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the headings "What were KPMG fees in 2002 and 2003?" and "Pre-Approval Policy and Provisions" in the Proxy Statement is incorporated by reference in this Report.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The following is a list of the Financial Statements included in Item 8 of this Report:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   42
Management Report...........................................   43
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   44
Consolidated Statements of Income for the Years Ended
  December 31, 2003, 2002 and 2001..........................   45
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001..........................   46
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2003, 2002 and 2001..............   47
Notes to Consolidated Financial Statements..................   48

     2.  Financial Statement Schedules

     Except as noted below, schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

     Due to the significance of the Company's FUJIFILM Arch joint venture, the Company has provided summarized financial statements within the Notes to the Consolidated Financial Statements and the Company is required to file audited financial statements for FUJIFILM Arch with this Report. As permitted by SEC Rule 3-09 of Regulation S-X, the Company will file the financial statements as an amendment to this Report by June 30, 2004. Additionally, the financial statements of the Company's Nordesclor joint venture have been summarized within the Notes to the Consolidated Financial Statements due to the significance of Nordesclor's results to the consolidated Company. Separate financial statements of the remaining 50% or less owned companies accounted for by the equity method are not summarized herein and have been omitted because they would not constitute a significant subsidiary.

     3.  Exhibits

     Management contracts and compensatory plans and arrangements are listed as Exhibits 10.7 through 10.17 below.

 2        Share Purchase Agreement, dated August 11, 2003, among
          Hickson Limited, Greentag (8) Limited, Hickson International
          Limited, Arch Chemicals, Inc. and Hickson & Welch Chemical
          Products Limited -- Exhibit 2 to the Company's Current
          Report on Form 8-K, filed August 18, 2003.*
 3.1      Amended and Restated Articles of Incorporation of the
          Company -- Exhibit 3.1 to the Company's Current Report on
          Form 8-K, filed February 17, 1999.*
 3.2      Bylaws of the Company as amended September 1,
          2003 -- Exhibit 3 to the Company's Quarterly Report on Form
          10-Q for the period ending September 30, 2003.*
 4.1      Specimen Common Share certificate -- Exhibit 4.1 to the
          Company's Registration Statement on Form 10, as amended.*
 4.2      Amended and Restated Articles of Incorporation of the
          Company (filed as Exhibit 3.1 hereto).*
 4.3      Bylaws of the Company (filed as Exhibit 3.2 hereto).*

---------------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

 4.4(a)   Rights Agreement dated as of January 29, 1999 between the
          Company and ChaseMellon Shareholder Services, L.L.C., as
          Rights Agent -- Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 17, 1999.*
 4.4(b) Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999 -- Exhibit 4 to the Company's
          Quarterly Report on Form 10-Q, for the period ending June
          30, 1999.*
 4.4(c) Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999 -- Exhibit 4 to the Company's
          Quarterly Report on Form 10-Q for the period ending March
          31, 2002.*
 4.5      Form of Rights Certificate (attached as Exhibit B to the
          Rights Agreement filed as Exhibit 4.4(a) hereto).*
 4.6      Revolving Credit Agreement, dated as of June 20, 2003 among
          Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan
          Chase Bank, as Administrative Agent, J.P. Morgan Securities
          Inc., as Joint Lead Arranger and Joint Book Manager, Banc of
          America Securities, L.L.C., as Joint Lead Arranger and Joint
          Book Manager, Bank of America, National Association, as
          Documentation Agent, and Fleet National Bank, as Syndication
          Agent, -- Exhibit 4 to the Company's Quarterly Report on
          Form 10-Q for the period ending June 30, 2003.*
 4.7 Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company's $149,000,000 Senior Notes, Series A, due March
          20, 2007 and $62,000,000 Senior Notes, Series B, due March
          20, 2009 -- Exhibit 4.8 to the Company's Annual Report on
          Form 10-K for the period ending December 31, 2001.*
10.1 Distribution Agreement, dated as of February 1, 1999, between the Company and Olin -- Exhibit 2 to the Company's
          Current Report on Form 8-K, filed February 17, 1999.*
10.2      Form of Employee Benefits Allocation Agreement between the
          Company and Olin -- Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.3 Form of Intellectual Property Transfer and License Agreement between the Company and Olin -- Exhibit 10.9 to the Company's Registration Statement on Form 10, as amended.*
10.4      Form of Sublease between the Company and Olin -- Exhibit
          10.5 to the Company's Registration Statement on Form 10, as amended.*
10.5 Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.9 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1998.*
10.6 Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin -- Exhibit 10.10 to the Company's Annual Report on Form 10-K for the period ending
          December 31, 1998.*
10.7      Form of Executive Agreement -- Exhibit 10.12 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 1999.*
10.8 1999 Stock Plan for Non-employee Directors, as amended and restated January 30, 2003 -- Exhibit 10.11 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 2002.*
10.9 1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000 -- Exhibit 10.14 to the Company's
          Annual Report on Form 10-K for the period ending December
          31, 2000.*
10.10 Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003.
10.11     Supplementary and Deferral Benefit Pension Plan, as amended
          July 29, 1999 -- Exhibit 10.16 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.12 Senior Executive Pension Plan, as amended and restated as of October 23, 2003.
10.13     Employee Deferral Plan, as amended and restated January 30,
          2003.

  -----------------
  * Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.14     Key Executive Death Benefits -- Exhibit 10.19 to the
          Company's Registration Statement on Form 10, as amended.*
10.15 Form of Endorsement Split Dollar Agreement -- Exhibit 10.20 to the Company's Registration Statement on Form 10, as amended.*
10.16     Arch Chemicals, Inc. Annual Incentive Plan, as amended
          December 9, 1999 and April 27, 2000 -- Exhibit 10.21 to the
          Company's Annual Report on Form 10-K for the period ending
          December 31, 2000.*
10.17     Senior Management Incentive Compensation Plan, as amended
          January 27, 2000 -- Exhibit 10.22 to the Company's Annual
          Report on Form 10-K for the period ending December 31, 1999.*
10.18(a) Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch
          Chemicals Specialty Products, Inc., Arch Electronic
          Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal
          Care Products, L.P., and Arch Chemicals Receivables
          Corp. -- Exhibit 10.25(a) to the Company's Annual Report on
          Form 10-K for the period ending December 31, 2001.*
10.18(b) Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue
          Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent -- Exhibit 10.25(b) to the Company's Annual Report on
          Form 10-K for the period ending December 31, 2001.*
10.18(c)  First Amendment, dated as of April 10, 2002, to Receivables
          Purchase Agreement, dated as of March 19, 2002, among Arch
          Chemicals Receivables Corp., Arch Chemicals, Inc., Blue
          Ridge Asset Funding Corporation, and Wachovia Bank, National
          Association -- Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the period ending March 31, 2002.*
10.18(d)  Second Amendment, dated as of May 15, 2002, to Receivables
          Purchase Agreement, dated as of March 19, 2002, among Arch
          Chemicals Receivables Corp., Arch Chemicals, Inc., Blue
          Ridge Asset Funding Corporation and Wachovia Bank, National
          Association -- Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the period ending June 30, 2002.*
10.18(e)  Third Amendment, dated as of March 18, 2003, to Receivables
          Purchase Agreement, dated as of March 19, 2002, among Arch
          Chemicals Receivables Corp., Arch Chemicals, Inc., Blue
          Ridge Asset Funding Corporation and Wachovia Bank, National
          Association.
21.       List of Subsidiaries.
23.       Consent of KPMG LLP, dated March 1, 2004.
31.1      Certification of Chief Executive Officer pursuant to Rule
          13a-14(a).
31.2      Certification of Chief Financial Officer pursuant to Rule
          13a-14(a).
32        Certification of Chief Executive Officer and Chief Financial
          Officer pursuant to 18 U.S.C. 1350.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2003, except for a Form 8-K filed October 28, 2003 with respect to Item 7.

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

Date: March 1, 2004

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


            /s/ JOHN W. JOHNSTONE, JR.                          Director
 ------------------------------------------------
              John W. Johnstone, Jr.


           /s/ H. WILLIAM LICHTENBERGER                         Director
 ------------------------------------------------
             H. William Lichtenberger


              /s/ MICHAEL O. MAGDOL                             Director
 ------------------------------------------------
                Michael O. Magdol


               /s/ JOHN P. SCHAEFER                             Director
 ------------------------------------------------
                 John P. Schaefer


                /s/ JANICE J. TEAL                              Director
 ------------------------------------------------
                  Janice J. Teal


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


              /s/ STEVEN C. GIULIANO                      Controller (Principal
 ------------------------------------------------          Accounting Officer)
                Steven C. Giuliano

Date:  March 1, 2004

                                 (Recycle Logo)
                           Printed on Recycled Paper