Form 10-Q
period 2004-03-31
ARCH CHEMICALS INC
filed 2004-05-07
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004, there were 23,270,809 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61.2	$64.8
Accounts receivable, net	148.3	124.9
Short-term investment	30.9	43.3
Inventories, net	170.1	141.6
Other current assets	30.2	27.9

Total current assets	440.7	402.5
Investments and advances—affiliated companies at equity	41.6	38.2
Property, plant and equipment, net	272.8	281.4
Goodwill	137.1	137.3
Other intangibles	61.1	61.1
Other assets	58.6	55.9

Total assets	$1,011.9	$976.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1.3	$0.7
Accounts payable	184.5	139.9
Accrued liabilities	75.8	88.5

Total current liabilities	261.6	229.1
Long-term debt	218.8	218.5
Other liabilities	195.2	191.1

Total liabilities	675.6	638.7
Commitments and contingencies

Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 22.6 shares issued and outstanding (22.5 in 2003)	22.6	22.5
Additional paid-in capital	400.1	398.2
Retained Earnings	11.9	13.4
Accumulated other comprehensive loss	(98.3)	(96.4)

Total shareholders’ equity	336.3	337.7

Total liabilities and shareholders’ equity	$1,011.9	$976.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Sales	$278.7	$224.3
Cost of goods sold	204.1	160.3
Selling and administration	63.8	52.8
Research and development	6.1	5.7
Equity in (earnings) of affiliated companies	(3.8)	(1.9)
Restructuring income	—	(0.8)

Income from continuing operations before interest, taxes and cumulative effect of accounting change	8.5	8.2
Interest expense	4.2	4.3
Interest income	0.3	0.2

Income from continuing operations before taxes and cumulative effect of accounting change	4.6	4.1
Income tax expense	1.6	1.5

Income from continuing operations before cumulative effect of accounting change	3.0	2.6
Loss from discontinued operations, net of tax	—	(0.8)
Cumulative effect of accounting change, net of tax	—	(0.4)

Net income	$3.0	$1.4

Basic and diluted income per common share:
Continuing operations before cumulative effect of accounting change	$0.13	$0.12
Loss from discontinued operations	—	(0.04)
Cumulative effect of accounting change	—	(0.02)

Basic and diluted income per common share	$0.13	$0.06

Weighted average common shares outstanding:
Basic	22.6	22.5

Diluted	22.9	22.5

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$3.0	$1.4
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Loss from discontinued operations	—	0.8
Cumulative effect of accounting change	—	0.4
Equity in earnings of affiliates	(3.8)	(1.9)
Depreciation and amortization	13.0	12.8
Deferred taxes	—	(0.1)
Restructuring	—	(0.8)
Restructuring payments	(0.5)	(1.7)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	35.0	12.7
Receivables	(47.6)	(41.5)
Inventories	(30.3)	(9.8)
Other current assets	(2.3)	(2.1)
Accounts payable and accrued liabilities	34.2	(8.4)
Noncurrent liabilities	4.8	3.0
Other operating activities	(1.4)	0.2

Net operating activities from continuing operations	4.1	(35.0)
Change in net assets held for sale	—	(1.8)

Net operating activities	4.1	(36.8)

Investing activities:
Capital expenditures	(4.7)	(3.7)
Other investing activities	(2.3)	(0.2)

Net investing activities	(7.0)	(3.9)

Financing activities:
Long-term debt repayments	(0.2)	(0.7)
Short-term debt borrowings	0.5	42.5
Dividends paid	(4.5)	(4.5)
Other financing activities	2.0	0.4

Net financing activities	(2.2)	37.7

Effect of exchange rate changes on cash and cash equivalents	1.5	0.5

Net decrease in cash and cash equivalents	(3.6)	(2.5)
Cash and cash equivalents, beginning of year	64.8	12.2

Cash and cash equivalents, end of period	$61.2	$9.7

Supplemental cash flow information:
Income taxes, net	$2.2	$1.3

Interest paid	$8.7	$8.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2003. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of approximately 1.0 million and 2.3 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	2004	2003
Basic	22.6	22.5
Common equivalent shares from stock options using the treasury stock method	0.3	—

Diluted	22.9	22.5

3. Stock Options

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed under SFAS 123, the Company has chosen to measure and recognize stock-based compensation cost using the intrinsic value method, in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the Company’s stock option-based compensation plans.

The fair value of each Arch option granted during the first three months of 2003 was estimated on the date of grant using the Black-Scholes option-pricing model. There have been no options issued during the three months ended March 31, 2004. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the date of the grant, the Company’s pro forma net income and basic and diluted earnings per share for the three months ended 2004 and 2003 are listed below:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$3.0	$1.4
Stock-based employee compensation expense, net of tax	—	(0.2)

Pro forma net income	$3.0	$1.2

Earnings per share:
Basic and diluted—as reported	$0.13	$0.06
Basic and diluted—pro forma	$0.13	$0.05

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

4. Accounts Receivable/Short-Term Investment

In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. As of March 31, 2004, the Company had sold $35.0 of participation interests in $69.1 of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2003. The fair value of the retained undivided interest of $30.9 and $43.3 at March 31, 2004 and December 31, 2003, respectively, is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheet. The proceeds of the sale were used to fund seasonal working capital needs. The costs of the program for the three months ended March 31, 2004 and 2003 of $0.1 and $0.2, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. Fair value of the retained undivided interest includes a reserve for credit losses ($3.2 and $3.5 at March 31, 2004 and December 31, 2003, respectively) and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

5. Inventories

	March 31, 2004	December 31, 2003
Raw materials and supplies	$50.2	$43.7
Work in process	15.4	14.7
Finished goods	147.8	123.5

Inventories, gross	213.4	181.9
LIFO reserve	(43.3)	(40.3)

Inventories, net	$170.1	$141.6

Approximately 40% of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2004 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2004.

6. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment Products	Microelectronic Materials	Performance Products	Total
Balance, December 31, 2003	$2.4	$30.3	$73.4	$106.1	$26.8	$4.4	$137.3
Foreign exchange & Other	—	—	(0.2)	(0.2)	—	—	(0.2)
Balance, March 31, 2004	$2.4	$30.3	$73.2	$105.9	$26.8	$4.4	$137.1

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1.7	$1.6	$0.1	$1.7	$1.6	$0.1
Customer lists	23.8	4.4	19.4	23.8	3.9	19.9
Other	16.2	5.7	10.5	15.5	5.5	10.0

Total amortizable other intangibles	41.7	11.7	30.0	41.0	11.0	30.0
Trademarks	31.5	0.4	31.1	31.5	0.4	31.1

Total non-amortizable other intangibles	31.5	0.4	31.1	31.5	0.4	31.1

Total other intangibles	$73.2	$12.1	$61.1	$72.5	$11.4	$61.1

Amortization expense for the three months ended March 31, 2004 and 2003 was $0.5 and $0.6, respectively. Estimated amortization expense is $2.0 for each of the years ending December 31, 2004 through 2008.

7. Debt

In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt / EBITDA) for its revolving credit facility. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio has been increased to 4.00 for the quarter ending June 30, 2004, and returning to 3.50 thereafter. The credit facility also contains an interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($55.9 at March 31, 2004). As of March 31, 2004, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at March 31, 2004. See Note 15 Subsequent Events.

In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/EBITDA) covenants and the debt to total capitalization ratio requirement for its senior notes. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio has been increased to 4.00 as of the last day of the quarter ending June 30, 2004, and returning to 3.50 thereafter. The debt to total capitalization ratio has been increased to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. In addition the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002 ($38.1 at March 31, 2004).

At March 31, 2004, the Company had $13.2 of outstanding letters of credit and $6.2 of letters of guarantee. As of March 31, 2004, the Company has agreed to guarantee 50% or up to $8.5 of Planar Solutions’ (a joint venture) borrowings ($6.1 at March 31, 2004), which is provided by the Company’s joint venture partner and expires in May 2005. The Company would be required to perform under the above guarantee in the case of nonpayment by Planar Solutions.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

8. Derivative Instruments and Hedging

The Company accounts for derivatives in accordance with SFAS 133, as amended by SFAS No. 137 and SFAS No. 138.

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2004. During the three months ended March 31, 2004 and 2003, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. During the three months ended March 31, 2004 and 2003, the Company recorded a loss of $0.2 and $0, respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges.

At March 31, 2004, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $18.4 and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $13.3. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.2 and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet at March 31, 2004, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

9. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of March 31, 2004 and 2003, the components of net periodic benefit costs for the Arch U.S. Pension and Retirement Plans were as follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.7	$1.7	$0.2	$0.1
Interest cost on the projected benefit obligation	3.3	3.0	0.2	0.2
Expected return on plan assets	(2.9)	(3.0)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Recognized actuarial (gain)/loss	0.4	0.1	—	—

Net periodic benefit cost	$2.7	$2.0	$0.4	$0.3

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

As of March 31, 2004 and 2003, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Pension Benefits
	2004	2003
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.3
Interest cost on the projected benefit obligation	4.4	3.8
Expected return on plan assets	(4.7)	(4.0)
Recognized actuarial (gain)/loss	0.7	0.3

Net periodic benefit cost	$0.6	$0.4

As the Company previously disclosed in its financial statements for the year ended December 31, 2003, the Company expects the cash funding to be $8.0 for the Arch retirement plans and approximately £5.5 million for its Hickson U.K. and Hickson U.K. senior executive plans. As of March 31, 2004, no contributions have been made for the Arch U.S. pension plans and £0.2 million for its Hickson U.K. and Hickson U.K. Senior Executive retirement plans.

Deferred Compensation Plans

The Board of Directors of the Company had previously adopted three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors (the “Directors Plan’), the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. The Directors participate only in the Directors Plan while officers and certain other key employees are eligible to participate in the other two plans. These plans permit or require their participants to defer a portion of their compensation and invest the deferral in phantom shares of common stock of the Company and in other phantom investment vehicles. Recently, the Company established a rabbi trust for each of these plans (collectively, the “Rabbi Trust”). The Rabbi Trust invests its assets in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, generally reflecting the investments made in the plans. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, recorded as a reduction of shareholders’ equity, with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Condensed Consolidated Statements of Operations. The other assets of the Rabbi Trust are reported at fair market value in Other Assets in the Condensed Consolidated Balance Sheets. The deferred compensation liability on the Condensed Consolidated Balance Sheets reflects the fair market value of the plan participants’ investment allocations in marketable securities and the Company’s common stock held in the Rabbi Trust. Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Condensed Consolidated Statements of Operations.

10. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$3.0	$1.4
Foreign currency translation adjustments	(1.7)	2.7
Net unrealized gain (loss) on derivative instruments	(0.2)	—

Total other comprehensive income (loss)	(1.9)	2.7

Comprehensive income	$1.1	$4.1

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

11. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$—	$0.3
Net loss on cash flow hedges	(0.2)	—
Reclassification into earnings	—	—

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.2)	$0.3

The unrealized losses on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

12. Segment Reporting

The Company has organized its segments around differences in products and services, which is how the Company manages its business. The three segments are treatment products, microelectronic materials and performance products. Treatment products includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. The performance products segment includes the performance urethanes and hydrazine businesses.

	Three Months Ended March 31,
	2004	2003
Sales:
Treatment Products:
HTH Water Products	$70.0	$52.6
Personal Care & Industrial Biocides	41.6	38.3
Wood Protection & Industrial Coatings	86.1	59.9

Total Treatment Products	197.7	150.8
Microelectronic Materials	38.4	34.9
Performance Products:
Performance Urethanes	33.4	30.2
Hydrazine	9.2	8.4

Total Performance Products	42.6	38.6

Total Sales	$278.7	$224.3

Operating Income (Loss):
Treatment Products:
HTH Water Products	$2.7	$3.4
Personal Care & Industrial Biocides	8.6	7.8
Wood Protection & Industrial Coatings	3.4	2.2

Total Treatment Products	14.7	13.4
Microelectronic Materials	(0.3)	(0.5)
Performance Products:
Performance Urethanes	(3.3)	(2.4)
Hydrazine	1.5	0.1

Total Performance Products	(1.8)	(2.3)
Corporate Unallocated	(4.1)	(3.2)

Total Segment Operating Income before restructuring	$8.5	$7.4
Restructuring	—	0.8

Total Operating Income	$8.5	$8.2

Capital Spending:
Treatment Products:
HTH Water Products	$1.0	$0.7
Personal Care & Industrial Biocides	1.2	0.6
Wood Protection & Industrial Coatings	1.5	0.3

Total Treatment Products	3.7	1.6
Microelectronic Materials	0.5	0.4
Performance Products:
Performance Urethanes	0.3	0.9
Hydrazine	0.2	0.8

Total Performance Products	0.5	1.7

Total Capital Spending	$4.7	$3.7

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

13. Restructuring

The following table summarizes activity related to the 2003, 2002 and 2001 restructuring plans:

	Severance Costs	Asset Write-downs	Other Items	Total
Provision	18.0	11.0	5.0	34.0
2000 Activity:		—
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:		—
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(6.1)	—	(0.5)	(6.6)
Reclass postemployment liability	(0.5)	—	—	(0.5)
Utilized	—	—	(0.4)	(0.4)

Balance at December 31, 2002	5.2	—	2.3	7.5
2003 Activity:
Provision	2.5	—	—	2.5
Payments	(3.8)	—	(0.7)	(4.5)
Utilized	(0.6)	—		(0.6)
Reserve reduction	(1.9)	—	(1.2)	(3.1)

Balance at December 31, 2003	1.4	—	0.4	1.8
2004 Activity:
Payments	(0.5)	—	—	(0.5)

Balance at March 31, 2004	$0.9	$—	$0.4	$1.3

As of March 31, 2004, $40.6 had been charged against restructuring reserves. As of March 31, 2004, all employees from each restructuring program have been terminated with a portion still receiving benefits under the 2002 and 2003 programs. At March 31, 2004, $1.3 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The parties have reached an agreement in principle to settle a portion of the litigation that involves claims by plaintiffs who are individuals. This agreement has received court approval. The balance of the litigation primarily involves claims by a number of businesses for property damage. The Company has provided for its exposure in this litigation, including the amount of its participation in the settlement, and does not expect any final resolution on these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company.

The Company and/or its CCA-formulating subsidiary Arch Wood Protection, Inc. were named, along with several other chromated copper arsenate (“CCA”) manufacturers, several CCA customers and various retailers, in five putative class action lawsuits filed in various state and federal courts regarding the marketing and use of CCA-treated wood. Three of these cases have been dismissed without prejudice. In the fourth case (Jacobs v. Osmose, Inc. et. al.), the federal district court has ruled that the requirements for a class action have not been met and has denied class action status in this case. Subsequently, the court entered an order granting plaintiffs’ motion for voluntary dismissal of their claims against the Company, its subsidiaries and several other defendants.

In March 2004, in the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the federal district court has ruled that the requirements for a class action have not been met and has denied class action status to this case.

In addition, there are fewer than ten other CCA-related lawsuits in which the Company and/or one or more of the Company’s subsidiaries is involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004 and 2003 and may be significant in the future.

All CCA-related cases are subject to a number of uncertainties. As a result, their impact, if any, is difficult to assess. Based on the information currently available to the Company, however, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial position, cash flow or results of operations.

In March 2004, a jury in the U.S. District Court for the District of New Jersey has awarded Arch Personal Care Products, a wholly-owned subsidiary of the Company, approximately $7.0 in damages after finding, among other things, one of the defendants had breached his non-compete obligations to Arch Personal Care Products. The Company has treated such award as a gain contingency and accordingly the Company will not recognize the gain in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingences” in its financial statements until such award is realized.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 per plaintiff. The Company is effectively self-insured for the first $3.0 in this case, regardless of the number of plaintiffs.

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying Consolidated Financial Statements.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three months ended March 31, 2004.

15. Subsequent Events

Avecia Acquisition

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price was approximately $215.0, consisting of $200.0 in cash and 669,750 shares of Arch common stock. Of these shares, 558,125 were issued to Avecia, Inc., a wholly-owned subsidiary of Avecia, at the closing on April 2, 2004. The issuance of the remaining 111,625 shares is subject to a delayed acquisition of the portion of the businesses located in Spain, which was contingent on a now obtained Spanish regulatory approval, and the shares are expected to be issued shortly. The shares issued may not be transferred without being registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration. Generally speaking, the shares must be held for a year before being sold in the open market. The Company has granted Avecia, Inc. and its affiliates piggyback registration rights in certain circumstances in connection with the shares if the Company were to file a registration statement for the issuance of shares. The purchase price is further subject to (i) a post-closing working capital adjustment and (ii) a contingent payment of up to $5.0 in cash based upon earnings attributable to North American sales of certain acquired products. In addition, to the extent that any unfunded pension liability in the U.K. pension plan is less than $10.0, the purchase price would be adjusted upwards by the difference between $10.0 and the unfunded liability, with the consideration to be split equally between a cash contingent payment and up to 223,250 additional shares of Arch common stock. The cash contingent payment will be earned based upon cumulative global net sales of certain acquired products through 2005. The acquisition was financed principally from borrowings under the Company’s revolving credit facility. The results of the acquired businesses will be reflected in the Company’s consolidated financial statements beginning on April 2, 2004.

Hydrazine Propellants Supply Contract

The Company has been notified by the U.S. Defense Energy Support Center (DESC) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company has scheduled a face-to-face debriefing with the DESC and may submit a formal protest of the award. The hydrazine business consists of a hydrazine propellant and a hydrazine hydrate product line. For 2003 and 2002, sales and operating income for the hydrazine business were $34.0 and $42.0, and $2.1 and $5.6, respectively. Of these historical sales, approximately $22.1 and $24.0 related to the previous propellant supply agreement that expired April 30, 2004. If the DESC’s decision stands, there will be a reduction of sales in 2004 of approximately $6.2 and the resulting impact on operating income for 2004 is expected to be less than $1.0, including the benefit of restructuring activities.

The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. In light of this and because of the DESC’s decision, the Company is also assessing the potential impairment of its entire hydrazine business. In connection with that assessment, the Company, among other things, may decide to downsize or possibly shut down all or part of its hydrazine manufacturing facilities. As a result of such assessment, the Company may incur an impairment charge and other shutdown-related costs. The Company estimates the potential one-time pre-tax charge related to these decisions to be the following:

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business. The estimate of the amount of the impairment is approximately $14.0, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for severance, shutdown costs and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 through 2011 and $1.3 thereafter through 2019.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $23.0. These one-time cash costs are expected to be mostly offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19.0. The projected annual cash flows relating to these decisions are estimated to be the following over the next four years and beyond:

Inflow (outflow)	2004	2005	2006	2007	Thereafter
Contractual obligations	(1.0)	(2.3)	(2.3)	(2.3)	(19.1)
Severance and shutdown costs	(3.0)	(1.0)	—	(2.0)	—

Sub-total	(4.0)	(3.3)	(2.3)	(4.3)	(19.1)
U.S. government receipts	8.5	—	—	13.5	—

Net Cash Flows	4.5	(3.3)	(2.3)	9.2	(19.1)

The net aggregate pre-tax charge for one-time items is expected to be approximately $18.0, net of the payments to be received from the U.S. Government.

The 35-month contract secured in November 2003 for storage and distribution services of its hydrazine-based propellants products, valued at $4.3, is not affected by the DESC’s decision nor is the award in February 2004 to the Company of the $11.9 Ultra Pure™ hydrazine 25-month supply contract. Although the Company will no longer manufacture hydrazine products, it will continue to sell Ultra Pure™ hydrazine and hydrazine hydrates commercially by sourcing through third party producers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 – 50 percent of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring and certain unallocated expenses of the corporate headquarters.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended March 31,
	2004	2003
(In millions, except per share amounts)
Sales	$278.7	$224.3

Gross Margin	$74.6	$64.0
Selling and Administration	63.8	52.8
Research and Development	6.1	5.7
Equity in (Earnings) of Affiliated Companies	(3.8)	(1.9)
Restructuring Income	—	(0.8)
Interest Expense, net	3.9	4.1
Income Tax Expense	1.6	1.5
Loss from Discontinued Operations, net of tax	—	(0.8)
Cumulative Effect of Accounting Change, net of tax	—	(0.4)

Net Income	$3.0	$1.4

Diluted Income Per Common Share	$0.13	$0.06

Three Months Ended March 31, 2004 Compared to 2003

Sales increased $54.4 million, or 24 percent, due to an increase in overall volumes (approximately 18 percent) and favorable foreign exchange (approximately six percent). Sales volumes were higher in the water products business due to the acquisition of Aquachlor (approximately $15 million), and in the wood protection business due to favorable product mix as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) more than offset lower sales of CCA. This improvement in product mix is a result of the transition to a new generation of wood preservatives for the use in the residential market driven by the voluntary withdrawal in the U.S. by the wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. Additionally sales volumes were higher in the industrial biocides business as a result of significantly higher demand for biocides used in building products, which deter the growth of mold and mildew. The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and the water products businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Gross margin percentage was 26.8% and 28.5% for 2004 and 2003, respectively. The decrease in margin percentage was primarily a result of the change in product mix in the wood protection business, higher raw material costs for performance urethanes, as well as lower pricing on older generation microelectronic materials products. This decrease was partially offset by an increase in margins for the industrial biocides business as a result of increased sales volumes.

Selling and administration expenses as a percentage of sales decreased to 22.9% in 2004 from 23.5% in 2003. These expenses increased in amount by $11.0 million. The increase in amount was primarily due to the unfavorable effect of foreign currency (approximately $3 million), the acquisition of Aquachlor ($1.4 million), higher customer conversion costs associated with the transition to CCA-alternative preservatives in the wood protection business, higher legal-related costs in the water and personal care businesses and higher compensation and benefit-related costs.

Equity in earnings of affiliated companies increased $1.9 million due to favorable operating results of the FUJIFILM Arch joint venture due to higher sales related to stronger Asian demand and the Koppers joint venture due to increased sales in Australia and New Zealand, which was partially offset by lower profits for the Nordesclor joint venture due to higher sales in 2003 that resulted from a temporary gain in market share.

Restructuring in 2003 includes severance costs of $1.1 million for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction of the prior years’ restructuring reserves of $1.9 million for revisions to previous plans’ estimates in the first quarter of 2003.

The tax rate on net income from continuing operations for the three months ended March 31, 2004 and 2003 was 35 percent and 37 percent, respectively. The impact of restructuring was to increase the effective tax rate on income from continuing operations by one percent for the first quarter of 2003.

Loss from discontinued operations, net of tax, in 2003 reflects the results of operations and interest expense allocated to the Hickson organics Castleford business and the results of operations of the sulfuric acid business.

Second Quarter and Full Year Outlook

The Company has been notified by the U.S. Defense Energy Support Center (DESC) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company has scheduled a face-to-face debriefing with the DESC and may submit a formal protest of the award. The hydrazine business consists of a hydrazine propellant and a hydrazine hydrate product line. For 2003 and 2002, sales and operating income for the hydrazine business were $34.0 million and $42.0 million, and $2.1 million and $5.6 million, respectively. Of these historical sales, approximately $22.1 million and $24.0 million, related to the previous propellant supply agreement that expired April 30, 2004. If the DESC’s decision stands, there will be a reduction of sales in 2004 of approximately $6.2 million and the resulting impact on operating income for 2004 is expected to be less than $1.0 million, including the benefit of restructuring activities.

The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. In light of this and because of the DESC’s decision, the Company is also assessing the potential impairment of its entire hydrazine business. In connection with that assessment, the Company, among other things, may decide to downsize or possibly shut down all or part of its hydrazine manufacturing facilities. As a result of such assessment, the Company may incur an impairment charge and other shutdown-related costs. The Company estimates the potential one-time pre-tax charge related to these decisions to be the following:

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business. The estimate of the amount of the impairment is approximately $14.0 million, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for severance, shutdown costs and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011 and $1.3 million thereafter through 2019.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $23.0 million. These one-time cash costs are expected to be mostly offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19.0 million. The projected annual cash flows relating to these decisions are estimated to be the following over the next four years and beyond:

Inflow (outflow) (in millions)	2004	2005	2006	2007	Thereafter
Contractual obligations	(1.0)	(2.3)	(2.3)	(2.3)	(19.1)
Severance and shutdown costs	(3.0)	(1.0)	—	(2.0)	—

Sub-total	(4.0)	(3.3)	(2.3)	(4.3)	(19.1)
U.S. Government Receipts	8.5	—	—	13.5	—

Net Cash Flows	4.5	(3.3)	(2.3)	9.2	(19.1)

The net aggregate pre-tax charge for one-time items is expected to be approximately $18.0 million, net of the payments to be received from the U.S. Government.

The 35-month contract secured in November 2003 for storage and distribution services of its hydrazine-based propellants products, valued at $4.3 million, is not affected by the DESC’s decision nor is the award in February 2004 to the Company of the $11.9 million Ultra Pure™ hydrazine 25-month supply contract. Although the Company will no longer manufacture hydrazine products, it will continue to sell Ultra Pure™ hydrazine and hydrazine hydrates commercially by sourcing through third party producers.

The Company anticipates earnings from continuing operations in the second quarter 2004 to be in the $0.90 to $1.00 per share range, excluding any potential one-time charge for the hydrazine business, compared to $0.55 in the prior-year quarter, which includes $0.03 of restructuring expense. For the full-year 2004, sales are expected to increase approximately 20 to 22 percent and earnings from continuing operations are expected to range from $1.10 to $1.25 per share, excluding any potential one-time charge for the hydrazine business. Capital spending is anticipated to be in the $25 to $30 million range. See “Cautionary Statement under Federal Securities Laws” below.

Segment Information

The Company has organized its business portfolio into three operating segments to reflect the Company’s business strategy. The three segments are treatment products, microelectronic materials and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. The performance products segment includes the performance urethanes and hydrazine businesses. The following compares segment sales and operating income for the first quarters of 2004 and 2003 (including equity in earnings of affiliated companies and excluding restructuring and certain unallocated expenses of the corporate headquarters):

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Treatment Products

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$70.0	$52.6
Personal Care & Industrial Biocides	41.6	38.3
Wood Protection & Industrial Coatings	86.1	59.9

Total Treatment Products	$197.7	$150.8

Operating Income
HTH Water Products	$2.7	$3.4
Personal Care & Industrial Biocides	8.6	7.8
Wood Protection & Industrial Coatings	3.4	2.2

Total Treatment Products	$14.7	$13.4

Three Months Ended March 31, 2004 Compared to 2003

Sales increased approximately 31 percent and operating income increased $1.3 million. The increase in sales is due to higher volumes (approximately 23 percent) and favorable foreign exchange (approximately eight percent).

HTH Water Products

Sales increased $17.4 million, or approximately 33 percent, and operating income decreased $0.7 million. The increase in sales was principally due to the acquisition of Aquachlor (approximately $15 million) and favorable foreign currency rates (approximately 10 percent), partially offset by lower branded calcium hypochlorite volumes. The operating results were lower as higher sales were offset by higher raw material and manufacturing costs, lower Latin America profitability due to competitive pressure in Brazil and higher benefit-related costs.

Personal Care and Industrial Biocides

Sales increased $3.3 million, or approximately nine percent higher than 2003, due to significantly higher demand for biocides used in building products, to deter the growth of mold and mildew, and higher antidandruff volumes. Operating income increased as a result of higher sales and lower manufacturing costs, which have been partially offset by higher selling and administration costs principally to support growth initiatives and higher legal expenses in the personal care product line relating to litigation where the Company has asserted claims against a former owner and several former employees of an acquired business. (See Note 14 of Notes to Condensed Consolidated Financial Statements.)

Wood Protection & Industrial Coatings

Sales increased $26.2 million, or approximately 44 percent over the prior year. The increase in sales is due to higher volumes (approximately 28 percent), favorable foreign exchange (approximately 11 percent) and higher pricing (approximately five percent). The increase in volumes is principally due to favorable product mix as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products), more than offset lower sales of CCA. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in residential market driven by the voluntary withdrawal in the U.S. by wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. In addition, sales increased as a result of favorable industrial coatings pricing and volumes. Operating income increased $1.2 million over the prior year due to the higher sales and favorable foreign currency, partially offset by higher raw material costs and increased customer conversion costs associated with the transition to CCA-alternative preservatives. Also, the first quarter of 2003 benefited from a favorable CCA liability settlement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Microelectronic Materials

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Results of Operations
Sales	$38.4	$34.9
Operating Loss	(0.3)	(0.5)

Three Months Ended March 31, 2004 Compared to 2003

Sales increased $3.5 million or approximately 10 percent. The increase in sales is due to higher volumes (approximately 17 percent) and favorable foreign currency (approximately two percent), partially offset by lower prices (approximately nine percent). The increase in volumes is a result of increased photoresist volumes across all regions as a result of a recovery in the market and new product sales for Deep UV photoresists, partially offset by lower pricing on older generation products. Operating results improved slightly due to the higher sales and higher income from the Company’s FUJIFILM Arch joint venture. The Company’s Planar Solutions joint venture operating results decreased slightly as higher sales were offset by increased costs associated with the start-up of its new manufacturing facility at the Company’s Mesa, Arizona facility. This improvement in operating results was mostly offset by the unfavorable effects of foreign exchange (approximately $1 million) and higher benefit and administration costs.

Performance Products

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$33.4	$30.2
Hydrazine	9.2	8.4

Total Performance Products	$42.6	$38.6
Operating Income (Loss)
Performance Urethanes	$(3.3)	$(2.4)
Hydrazine	1.5	0.1

Total Performance Products	$(1.8)	$(2.3)

Three Months Ended March 31, 2004 Compared to 2003

Sales increased $4.0 million and operating results improved slightly from prior year. The increase in sales is primarily due to increased pricing (approximately seven percent) and higher volumes (approximately three percent).

Performance Urethanes

Performance urethanes sales increased approximately 11 percent over the prior year principally due to higher Latin American sales due to increased demand despite political instability in the region and higher pricing. Operating results decreased as higher sales were more than offset by higher raw material and energy costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Hydrazine

Hydrazine sales increased approximately 10 percent due to higher propellant volumes as a result of increased requirements from government campaigns and higher Ultra PureTM hydrazine sales. Operating income increased as a result of higher sales and lower costs due to the restructuring actions implemented during 2003.

Liquidity, Investment Activity and Other Financial Data

	Three Months Ended March 31,
Cash Flow Data	2004	2003
	($ in millions)
Provided By (Used For)
Accounts Receivable Securitization Program	$35.0	$12.7
Change in working capital	(46.0)	(61.8)
Net Operating Activities from Continuing Operations	4.1	(35.0)
Capital Expenditures	(4.7)	(3.7)
Net Investing Activities	(7.0)	(3.9)
Debt Borrowings (Repayments)	0.3	41.8
Net Financing Activities	(2.2)	37.7

Three Months Ended March 31, 2004 Compared to 2003

For the three months ended March 31, 2004 and 2003, $4.1 million was provided by operating activities from continuing operations compared to $35.0 million used in operating activities from continuing operations, respectively. This was primarily attributable to the seasonal build in accounts receivable and inventory that was funded through an increase in accounts payable and accrued liabilities across all businesses. In addition, the incremental benefit from the sale of accounts receivable were higher in 2004 as compared to 2003.

Capital expenditures for the first three months of 2004 were $1.0 million higher than 2003 due to higher capital expenditures for the treatment products segment across all treatment products businesses, partially offset by lower expenditures in the performance products segment. Capital expenditures for 2004 are expected to be $25 to $30 million.

In February 2004, the Company funded rabbi trusts relating to three compensation deferral plans. The trust purchased marketable securities of $1.9 million and Company stock of $2.2 million which are included in investing and financing activities, respectively.

On March 18, 2004, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $4.5 million during the first three months of 2004.

In June 2003, the Company entered into an unsecured $210.0 million revolving credit facility (“credit facility”) which expires in June 2006. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt / EBITDA). The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio has been increased to 4.00 for the quarter ending June 30, 2004, and returning to 3.50 thereafter. The credit facility also contains an interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($55.9 million at March 31, 2004). As of March 31, 2004, facility fees payable on the credit facility are 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35%

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at March 31, 2004.

In May 2003, the Company terminated the interest rate swap agreements and entered into new interest rate swap agreements, pursuant to which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $0.2 million and are included in Other Assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/EBITDA) covenants and the debt to total capitalization ratio requirement. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio has been increased to 4.00 as of the last day of the quarter ending June 30, 2004, and returning to 3.50 thereafter. The debt to total capitalization ratio has been increased to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002 ($38.1 million at March 31, 2004).

In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. As of March 31, 2004, the Company had sold $35.0 million of participation interests in accounts receivable under this program.

At March 31, 2004, the Company had $13.2 million of outstanding letters of credit. In addition, the Company had $6.2 million of letters of guarantee for its joint venture Planar Solutions’ borrowings and certain equipment leases. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

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

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price was approximately $215.0 million, consisting of $200.0 million in cash and 669,750 shares of Arch common stock. These shares were previously repurchased under the Company’s stock repurchase program. Of these shares, 558,125 were issued to Avecia, Inc., a wholly-owned subsidiary of Avecia, at the closing on April 2, 2004. The issuance of the remaining 111,625 shares is subject to a delayed acquisition of the portion of the businesses located in Spain, which was contingent on a now obtained Spanish regulatory approval, and the shares are expected to be issued shortly. The shares issued may not be transferred without being registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration. Generally speaking, the shares must be held for a year before being sold in the open market. The Company has granted Avecia, Inc. and its affiliates piggyback registration rights in certain circumstances in connection with the shares if the Company were to file a registration statement for the issuance of shares. The purchase price is further subject to (i) a post-closing working capital adjustment and (ii) a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain acquired products. In addition, to the extent that any unfunded pension liability in the U.K. pension plan is less than $10.0 million, the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a cash contingent payment and up to 223,250 additional shares of Arch common stock. The cash contingent payment will be earned based upon cumulative global net sales of certain acquired products through 2005. The acquisition was financed principally from borrowings under the Company’s credit facility. The results of the acquired businesses will be reflected in the Company’s consolidated financial statements beginning on April 2, 2004.

As a result of the DESC not awarding the Company the 10-year hydrazine propellant supply contract, the Company estimates the potential one-time pre-tax charge and the projected cash flows related to these decisions to be the following:

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business. The estimate of the amount of the impairment is approximately $14.0 million, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for severance, shutdown costs and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011 and $1.3 million thereafter through 2019.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $23.0 million. These one-time cash costs are expected to be mostly offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19.0 million. The projected annual cash flows relating to these decisions are estimated to be the following over the next four years and beyond:

Inflow (outflow) (in millions)	2004	2005	2006	2007	Thereafter
Contractual obligations	(1.0)	(2.3)	(2.3)	(2.3)	(19.1)
Severance and shutdown costs	(3.0)	(1.0)	—	(2.0)	—

Sub-total	(4.0)	(3.3)	(2.3)	(4.3)	(19.1)
U.S. Government Receipts	8.5	—	—	13.5	—

Net Cash Flows	4.5	(3.3)	(2.3)	9.2	(19.1)

The net aggregate pre-tax charge for one-time items is expected to be approximately $18.0 million, net of the payments to be received from the U.S. Government. (See Note 15 in the Notes to Condensed Consolidated Financial Statements.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

On April 23, 2004, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on June 3, 2004, to shareholders of record at the close of business on May 4, 2004.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2004 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the foreign currencies; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration or jury decisions; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; gains or losses on derivative instruments and the lack of a successful integration of Avecia’s operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 65 percent of its outstanding borrowings including, for this purpose, funding under its accounts receivable securitization program which are subject to floating rates. Based on the Company’s expected 2004 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $1.0 million to $2.0 million.

Foreign Currency Risk

At March 31, 2004, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $18.4 million and forward contracts to buy foreign currencies with notional amounts of $13.3 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At March 31, 2004 and 2003, the Company had no derivative commodity instruments outstanding. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene and copper metal. Holding other variables constant, a 10 percent adverse change in the price of propylene and copper metal would decrease the Company’s results of operations and cash flows by approximately $1 million each. Holding other variables constant, a 10 percent adverse change in the price of natural gas would decrease the Company’s results of operations and cash flows by approximately $0.5 million.

See the Company’s Form 10-K for the year ended December 31, 2003 for additional information on the above items.

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

PART II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c ) As described in Item 2 of Part I of this Report, the Company completed its previously announced acquisition of Avecia’s pool & spa and protection & hygiene businesses. In connection with the acquisition, 558,125 shares of the Common Stock, $1 par value per share, of the Company were issued on April 2, 2004 to Avecia, Inc., a Delaware corporation, as part of the exchange for the assets of the businesses. The shares issued were not registered under the Securities Act of 1933, as amended (the “1933 Act”); however, the Company has granted Avecia, Inc. and its affiliates piggyback registration rights in certain circumstances in connection the shares. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act based on the representations purchaser made to the Company.

(e) In March 2004, the Company funded three rabbi trusts with cash for the purpose of funding deferral obligations under its employee and director compensation plans. The trusts are revocable except in certain circumstances. In that connection, Citizens Bank, as trustee of each trust, purchased a variety of securities, including shares of the Company’s common stock, that reflect the phantom investments of participants as reflected in their account balances in the plans. Those account balances include phantom shares of the Company’s common stock. During the first quarter of 2004, such trustee acquired shares of the Company’s common stock for the rabbi trusts in the open market as indicated in the table below:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 through January 31, 2004	0		0	0	N/A

February 1, 2004 through February 29, 2004	0		0	0	N/A

March 1, 2004 through March 31, 2004	85,865	(a)	$27.56	0	N/A

Total	85,865	(a)	$27.56	0	N/A

(a)	Figure also includes 1,885 shares reacquired by the Company when an employee delivered shares to the Company as payment for the exercise price of an outstanding employee stock option under the 1999 Long Term Incentive Plan.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

10.1	Fourth Amendment to Receivables Purchase Agreement, dated as of December 10, 2003, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent.

10.2	Fifth Amendment to Receivables Purchase Agreement, dated as of January 9, 2004, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent.

10.3	Sixth Amendment to Receivables Purchase Agreement, dated as of March 31, 2004, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent.

10.4	Tier II Change in Control Agreement, dated January 3, 2000, between Arch Chemicals, Inc. and Mr. Philippe Gouby.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Note: Asterisk indicates a compensation arrangement for a Named Executive Officer.)

(b)	Except for a Form 8-K filed on March 9, 2004 with respect to Items 5 and 7, a Form 8-K filed on March 8, 2004 with respect to Items 5 and 7, a Form 8-K filed on March 4, 2004 with respect to Items 5 and 7, and a Form 8-K filed on February 10, 2004 with respect to Items 7 and 12, no reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

May 7, 2004	By:	Louis S. Massimo

Louis S. Massimo Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

FIX INDEX Exhibit No.	Description

10.1	Fourth Amendment to Receivables Purchase Agreement, dated as of December 10, 2003, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent.

10.2	Fifth Amendment to Receivables Purchase Agreement, dated as of January 9, 2004, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent.

10.3	Sixth Amendment to Receivables Purchase Agreement, dated as of March 31, 2004, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent.

10.4	Tier II Change in Control Agreement, dated January 3, 2000, between Arch Chemicals, Inc. with Mr. Philippe Gouby.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Note: Asterisk indicates a compensation arrangement for a Named Executive Officer.)