Form 10-K/A
period 2003-12-31
ARCH CHEMICALS INC
filed 2004-07-22
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14601

Arch Chemicals, Inc.

(Exact name of registrant as specified in its charter)

Virginia	06-1526315
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

501 Merritt 7 Norwalk, CT	06851
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(203) 229-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
Series A Participating Cumulative	New York Stock Exchange
Preferred Stock Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No ☐.

As of June 30, 2004, the aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant was approximately $672,413,193.

As of June 30, 2004, 23,409,034 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Arch’s 2004	Part III
Annual Meeting of Shareholders

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 of Arch Chemicals, Inc. (the “Company”) is being filed to include the audited financial statements of FUJIFILM Arch Co., Ltd. (the “FUJIFILM Arch joint venture”) for the fiscal year ended March 31, 2004 as required by Rule 3-09 of Regulation S-X. The Company has a 49% equity interest in the FUJIFILM Arch joint venture. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

A consent of KPMG Azsa & Co., independent auditors for the FUJIFILM Arch joint venture, is being filed as an exhibit hereto.

2

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

Due to the significance of the Company’s FUJIFILM Arch joint venture, the Company has provided summarized financial statements within the Notes to the Consolidated Financial Statements and has filed audited consolidated financial statements for FUJIFILM Arch Co. Ltd. and its subsidiaries with this Report. Such financial statements are as follows:

Independent Auditors’ Report

Consolidated Balance Sheets as of March 31, 2003 (unaudited) and 2004

Consolidated Statements of Income for the Years Ended March 31, 2002 (unaudited), 2003 (unaudited) and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended March 31, 2002 (unaudited), 2003 (unaudited) and 2004

Consolidated Statements of Cash Flows for the Years Ended March 31, 2002 (unaudited), 2003 (unaudited) and 2004

Notes to Consolidated Financial Statements

Additionally, the financial statements of the Company’s Nordesclor joint venture have been summarized within the Notes to the Consolidated Financial Statements due to the significance of Nordesclor’s results to the consolidated Company. Separate financial statements of the remaining 50% or less owned companies accounted for by the equity method are not summarized herein and have been omitted because they would not constitute a significant subsidiary.

3. Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10.7 through 10.17(a) below.

2	Share Purchase Agreement, dated August 11, 2003, among Hickson Limited, Greentag (8) Limited, Hickson International Limited, Arch Chemicals, Inc. and Hickson & Welch Chemical Products Limited — Exhibit 2 to the Company’s Current Report on Form 8-K, filed August 18, 2003.*

3.1	Amended and Restated Articles of Incorporation of the Company — Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

3.2	Bylaws of the Company as amended September 1, 2003 — Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2003.*

4.1	Specimen Common Share certificate — Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended.*

3

4.2	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 hereto).*

4.3	Bylaws of the Company (filed as Exhibit 3.2 hereto).*

4.4(a)	Rights Agreement dated as of January 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent — Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

4.4(b)	Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999 — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q, for the period ending June 30, 1999.*

4.4(c)	Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999 — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4(a) hereto).*

4.6	Revolving Credit Agreement, dated as of June 20, 2003 among Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent, — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003.*

4.7	Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009 — Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

10.1	Distribution Agreement, dated as of February 1, 1999, between the Company and Olin — Exhibit 2 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

10.2	Form of Employee Benefits Allocation Agreement between the Company and Olin — Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.3	Form of Intellectual Property Transfer and License Agreement between the Company and Olin — Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended.*

10.4	Form of Sublease between the Company and Olin — Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended.*

10.5	Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin — Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.6	Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin — Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.7	Form of Executive Agreement — Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*

10.8	1999 Stock Plan for Non-employee Directors, as amended and restated January 30, 2003 — Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2002.*

10.9	1999 Long Term Incentive Plan, as amended October 28, 1999 and December 14, 2000 — Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*

10.10	Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003.

10.11	Supplementary and Deferral Benefit Pension Plan, as amended July 29, 1999 — Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*

10.12	Senior Executive Pension Plan, as amended and restated as of October 23, 2003.

10.13	Employee Deferral Plan, as amended and restated January 30, 2003.

10.14	Key Executive Death Benefits — Exhibit 10.19 to the Company’s Registration Statement on Form 10, as amended.*

10.15	Form of Endorsement Split Dollar Agreement — Exhibit 10.20 to the Company’s Registration Statement on Form 10, as amended.*

10.16	Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9, 1999 and April 27, 2000 — Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*

10.17	Senior Management Incentive Compensation Plan, as amended January 27, 2000 — Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*

10.17(a)	Tier II Change in Control Agreement, dated January 3, 2000, between Arch Chemicals, Inc. and Philippe Gouby — Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004.*

4

10.18(a)	Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch Chemicals Specialty Products, Inc., Arch Electronic Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp. — Exhibit 10.25(a) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

10.18(b)	Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent — Exhibit 10.25(b) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

10.18(c)	First Amendment, dated as of April 10, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, National Association — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*

10.18(d)	Second Amendment, dated as of May 15, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.*

10.18(e)	Third Amendment, dated as of March 18, 2003, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association.

21.	List of Subsidiaries.

23.	Consent of independent auditors.

23.1**	Consent of KPMG Azsa & Co.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

**	Filed with Amendment No. 1 to Company’s Annual Report on Form 10-K for the period ending December 31, 2003.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003, except for a Form 8-K filed October 28, 2003 with respect to Item 7.

5

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(With Independent Auditors’ Report Thereon)

KPMG AZSA & Co.
Marunouchi Trust Tower North 10F	Tel +81-3-5218-6300
8-1, Marunouchi, 1-Chrome	Fax +81-3-5218-6301
Chiyoda-ku, Tokyo 100-8250, Japan

Independent Auditors’ Report

The Board of Directors and Stockholders

FUJIFILM Arch Co., Ltd.:

We have audited the accompanying consolidated balance sheet of FUJIFILM Arch Co., Ltd. (a Japanese corporation) and subsidiaries as of March 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FUJIFILM Arch Co., Ltd. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended March 31, 2004 have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the consolidated financial statements expressed in yen have been translated into dollars on the basis set forth in note 2 of the consolidated financial statements.

Tokyo, Japan

June 4, 2004

KPMG AZSA & Co., an audit corporation incorporated under the Japanese Certified Public Accountants Law, is the Japan member firm of KPMG International, a Swiss cooperative.

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2003 (unaudited) and 2004

	(Unaudited) 2003	2004
	(Thousands of yen)		(U.S. dollars)
Assets
Current assets:
Cash and cash equivalents	¥2,675,300	2,659,622	$25,164,367

Accounts and notes receivable:
Trade	3,500,260	5,067,522	47,947,033
Notes	1,187,776	1,441,283	13,636,891
FUJI and its subsidiaries (note 4)	17,226	27,265	257,972
Arch and its subsidiaries (note 4)	246,579	696,350	6,588,608
Allowance for doubtful accounts	(14,200)	(25,328)	(239,644)

Net accounts and notes receivable	4,937,641	7,207,092	68,190,860

Inventories (note 3)	1,626,931	2,162,967	20,465,200
Deferred tax assets (note 8)	211,804	305,710	2,892,516
Other current assets	200,526	388,415	3,675,041

Total current assets	9,652,202	12,723,806	120,387,984

Property, plant, and equipment:
Land	212,060	207,106	1,959,561
Buildings	3,362,901	5,040,387	47,690,292
Machinery and equipment	7,528,584	7,968,472	75,394,758
Vehicle, tools, furniture and fixtures	2,640,485	2,412,099	22,822,396
Construction in progress	36,101	531,727	5,031,006

	13,780,131	16,159,791	152,898,013
Less accumulated depreciation and amortization	(7,925,191)	(8,574,731)	(81,130,958)

Net property, plant, and equipment	5,854,940	7,585,060	71,767,055

Deferred tax assets (note 8)	71,204	69,008	652,928
Other assets (note 9)	186,437	352,021	3,330,693

Total assets	¥15,764,783	20,729,895	$196,138,660

See accompanying notes to consolidated financial statements.

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2003 (unaudited) and 2004

	(Unaudited) 2003	2004
	(Thousands of yen)		(U.S. dollars)
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loans (notes 4 and 6):
Banks	¥2,584,232	1,065,811	$10,084,312
FUJI	300,000	900,000	8,515,470

	2,884,232	1,965,811	18,599,782

Current installments of long-term debt (notes 4 and 7)	240,000	780,000	7,380,074

Accounts and notes payable:
Trade	567,333	1,289,820	12,203,804
FUJI and its subsidiaries (note 4)	3,240,811	4,756,415	45,003,453
Arch and its subsidiaries (note 4)	196,772	195,564	1,850,355
Other	1,898,867	1,808,319	17,109,651

	5,903,783	8,050,118	76,167,263

Income taxes payable	697,628	1,054,672	9,978,919
Accrued expenses and other liabilities (note 5)	874,961	1,240,407	11,736,276

Total current liabilities	10,600,604	13,091,008	123,862,314
Long-term debt, excluding current installments (notes 4 and 7)	750,000	1,650,000	15,611,695
Other liabilities (notes 5 and 9)	297,615	183,666	1,737,780

Total liabilities	11,648,219	14,924,674	141,211,789

Stockholders’ equity (notes 8 and 11):
Common stock, no par value. Authorized 20,000 shares; issued and outstanding 9,800 shares	490,000	490,000	4,636,200
Legal reserve	122,500	122,500	1,159,050
Retained earnings	3,543,629	5,184,505	49,053,884
Accumulated other comprehensive income	(39,565)	8,216	77,737

Total stockholders’ equity	4,116,564	5,805,221	54,926,871
Commitments and contingencies (notes 5 and 12)

Total liabilities and stockholders’ equity	¥15,764,783	20,729,895	$196,138,660

See accompanying notes to consolidated financial statements.

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended March 31, 2002 (unaudited), 2003 (unaudited) and 2004

	(Unaudited)
	2002	2003	2004
	(Thousands of yen)			(U.S. dollars)
Revenues:
Products sales
Third parties	¥7,641,922	10,035,335	12,822,056	$121,317,589
FUJI and subsidiaries (note 4)	174,922	201,087	126,133	1,193,424
ARCH and subsidiaries (note 4)	348,372	620,040	1,195,863	11,314,817

Total net sales of products	8,165,216	10,856,462	14,144,052	133,825,830

Merchandise sales:
Third parties	2,204,873	6,485,225	11,677,068	110,484,133
ARCH and subsidiaries (note 4)	72,086	219,393	316,211	2,991,873

Total net sales of merchandise	2,276,959	6,704,618	11,993,279	113,476,006

Total net sales	10,442,175	17,561,080	26,137,331	247,301,836

Other (note 4)	65,035	18,463	35,940	340,051

Total revenues	10,507,210	17,579,543	26,173,271	247,641,887

Costs and expenses:
Cost of goods sold (note 4):
Cost of goods sold – products	5,445,570	6,205,514	7,272,370	68,808,497
Cost of goods sold – merchandise	2,118,954	6,411,604	11,524,716	109,042,634

Total cost of goods sold	7,564,524	12,617,118	18,797,086	177,851,131

Selling, general, and administrative expenses (note 4)	2,568,264	2,815,332	3,627,196	34,319,197
Loss on settlement of governmental pension plan (note 9)	—	3,246	—	—
Loss on disposal of property, plant and equipment	25,127	10,901	125,785	1,190,132
Interest expense (note 4)	70,851	56,972	37,000	350,080
Foreign currency transaction (gain) loss, net	(18,136)	72,229	144,850	1,370,518
Other	25,050	26,678	29,096	275,295

Total costs and expenses	10,235,680	15,602,476	22,761,013	215,356,353

Income before income taxes	271,530	1,977,067	3,412,258	32,285,534

Income taxes (note 8)
Current	101,144	753,336	1,379,086	13,048,406
Deferred	12,576	(44,838)	(91,824)	(868,804)

Net income	¥157,810	1,268,569	2,124,996	$20,105,932

See accompanying notes to consolidated financial statements.

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended March 31, 2002 (unaudited), 2003 (unaudited) and 2004

	Common stock	Legal reserve	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	(Thousands of yen)
Balances at April 1, 2001(unaudited)	¥490,000	122,500	2,665,070	21,179	3,298,749
Net income	—	—	157,810	—	157,810
Net unrealized change in:
Translation adjustments	—	—	—	5,482	5,482

Comprehensive income	—	—	—	—	163,292
Dividends declared, ¥46,300 per share	—	—	(453,740)	—	(453,740)

Balances at April 1, 2002 (unaudited)	490,000	122,500	2,369,140	26,661	3,008,301
Net income	—	—	1,268,569	—	1,268,569
Net unrealized change in:
Translation adjustments	—	—	—	(66,226)	(66,226)

Comprehensive income	—	—	—	—	1,202,343
Dividends declared, ¥9,600 per share	—	—	(94,080)	—	(94,080)

Balances at April 1, 2003 (unaudited)	490,000	122,500	3,543,629	(39,565)	4,116,564
Net income	—	—	2,124,996	—	2,124,996
Net unrealized change in:
Translation adjustments	—	—	—	47,781	47,781

Comprehensive income	—	—	—	—	2,172,777
Dividends declared, ¥49,400 per share	—	—	(484,120)	—	(484,120)

Balances at March 31, 2004	¥490,000	122,500	5,184,505	8,216	5,805,221

	Common stock	Legal reserve	Retained earnings	Accumulated other comprehensive income	Total Stockholders’ Equity
	(U.S. dollars)
Balances at April 1, 2003	$4,636,200	1,159,050	33,528,518	(374,350)	38,949,418
Net income	—	—	20,105,932	—	20,105,932
Net unrealized change in:
Translation adjustments	—	—	—	452,087	452,087

Comprehensive income	—	—	—	—	20,558,019
Dividends declared, $464 per share	—	—	(4,580,566)	—	(4,580,566)

Balances at March 31, 2004	$4,636,200	1,159,050	49,053,884	77,737	54,926,871

See accompanying notes to consolidated financial statements.

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended March 31, 2002 (unaudited), 2003 (unaudited) and 2004

	(Unaudited)
	2002	2003	2004
	(Thousands of yen)			(U.S. dollars)
Cash flows from operating activities:
Net income	¥157,810	1,268,569	2,124,996	$20,105,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,028,974	1,103,502	1,444,238	13,664,850
Provision for deferred income taxes	12,576	(44,838)	(91,824)	(868,805)
Loss on disposal of property, plant and equipment	19,134	10,192	123,906	1,172,353
Changes in operating assets and liabilities:				—
Notes and accounts receivable	(902,834)	(1,344,961)	(2,237,663)	(21,171,946)
Inventories	173,253	(316,860)	(539,911)	(5,108,440)
Other current assets	21,833	3,452	(387,325)	(3,664,727)
Notes and accounts payable	489,419	1,447,685	2,258,022	21,364,576
Income taxes payable	(88,251)	608,103	358,645	3,393,367
Accrued expenses and other current liabilities	(87,101)	47,860	274,107	2,593,500
Other	42,280	51,917	180,853	1,711,165

Net cash provided by operating activities	867,093	2,834,621	3,508,044	33,191,825

Cash flows from investing activities:
Capital expenditures	(913,597)	(849,174)	(3,330,658)	(31,513,464)
Other	(108,060)	(31,578)	(146,173)	(1,383,035)

Net cash used in investing activities	(1,021,657)	(880,752)	(3,476,831)	(32,896,499)

Cash flows from financing activities:
Proceeds from issuance of short-term loans from FUJI	300,000	300,000	900,000	8,515,470
Proceeds from issuance of short-term loans from banking facilities	2,896,191	6,487,765	3,466,756	32,801,173
Principal payments on short-term debt to FUJI	(300,000)	(300,000)	(300,000)	(2,838,490)
Principal payments on short-term debt to banking facilities	(3,092,626)	(7,045,177)	(4,983,445)	(47,151,528)
Proceeds from issuance of long-term debt from FUJI	600,000	300,000	1,760,000	16,652,474
Principal payments on long-term debt to FUJI	(360,000)	(410,000)	(230,000)	(2,176,176)
Principal payments on long-term debt to banking facilities	(184,000)	(164,000)	(90,000)	(851,547)
Principal payments on under capital lease obligations	(47,486)	(86,691)	(83,518)	(790,217)
Dividends paid	(453,740)	(94,080)	(484,120)	(4,580,566)

Net cash used in financing activities	(641,661)	(1,012,183)	(44,327)	(419,407)

Effect of changes in exchange rate on cash and cash equivalents	7,524	(15,393)	(2,564)	(24,258)

Net increase (decrease) in cash and cash equivalents	(788,701)	926,293	(15,678)	(148,339)
Cash and cash equivalents at beginning of year	2,537,708	1,749,007	2,675,300	25,312,706

Cash and cash equivalents at end of year	¥1,749,007	2,675,300	2,659,622	$25,164,367

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	¥103,186	42,992	46,536	$440,307
Income taxes	282,180	142,339	1,030,148	9,746,882

Non cash investing and financing activities:
Increase in property, plant, and equipment through lease obligations	¥—	274,748	—	—

See accompanying notes to consolidated financial statements.

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(1)	Description of Business, Basis of Financial Statements and Summary of Significant Accounting Policies and Practices

(a)	Description of Business

FUJIFILM Arch Co., Ltd. (the Company) was incorporated in Japan on July 29, 1983 under a joint venture agreement between Fuji Photo Film Co., Ltd. (FUJI) and Arch Specialty Chemicals, Inc. (ASC), (a subsidiary of Arch Chemicals, Inc. (ARCH) which was spun off from Olin Corporation, a former shareholder, and became independent on February 9, 1999). FUJI has a 51% ownership interest and ASC has a 49% ownership interest in the Company.

The Company manufactures and distributes photo-resist products for semiconductor devices and color resist products for color filter array incorporated in flat panel display devices and color imaging devices. The Company also distributes FUJI TAC WV films for liquid crystal display panels and other microelectronic materials used in the manufacturing process for semiconductor devices, color filter array, photo-mask making and printed wire board. The Company has a manufacturing plant in Japan and wholly owned subsidiaries in Taiwan and Korea, which have been established for on-site production and reinforcement of marketing activities.

Total revenue consisted of photo-resist products, color resist products, FUJI TAC WV films and other microelectronic materials, representing 31%, 46%, 13%, and 10%, representing 25%, 37%, 30%, and 8%, and representing 22%, 32%, 39%, and 7%, respectively, of the total for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004. Approximately 57%, 65%, and 70% of the revenues were generated outside Japan, principally in the following Asian countries, Taiwan, Korea, China, and Singapore for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004, respectively.

(b)	Basis of Financial Statements

The accompanying consolidated financial statements as of March 31, 2003 and for the years ended March 31, 2002 and 2003, and the related notes herein are unaudited and, in the opinion of management, include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the year ended March 31, 2004. The Company maintains its book of accounts in conformity with financial accounting standards of Japan, and its foreign subsidiaries generally maintain their book of accounts in conformity with those of the countries of their domicile. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments which are necessary to conform them with U.S. GAAP. The major adjustments include those related to accounting for leases, post retirement benefits and accruals for certain expenses.

(c)	Principles of Consolidation

The consolidated financial statements include the financial statements of FUJIFILM Arch Co., Ltd., and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

F-7	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(d)	Foreign Currency Translation

The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into the reporting currency, using exchange rates in effect at the balance sheet date and income and expenses are translated using the average exchange rate prevailing during the year. Adjustments resulting from this translation process are accumulated in other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency receivables and payables are translated at the applicable current rates on the balance sheet date. All revenue and expenses associated with foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange gains or losses are reflected in foreign currency transaction (gain) or loss, net in the consolidated statements of income.

(e)	Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(f)	Notes and Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Notes receivable are accepted as promissory notes in settlement for trade accounts receivable and also do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on past actual rates of bad debt losses over receivables as for general receivables and by examining the underlying financial conditions as for receivables from companies that have or will have serious problems in settlement of their payables and from bankrupted or substantially bankrupted companies. The Company does not have any off-balance-sheet credit exposure related to its customers.

(g)	Inventories

Inventories are stated at the lower of cost or market. The cost is determined principally on the average cost method. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead.

(h)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

Depreciation on plant and equipment is calculated on the declining balance method, and depreciation on buildings is calculated on the straight-line method, over the estimated useful lives of the assets. The estimated useful lives of property, plant, and equipment are as follows:

Buildings	5 – 40 years
Machinery and equipment	3 – 12 years
Vehicles, tools, furniture and fixtures	3 – 8 years

F-8	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

Plant and equipment held under capital leases are amortized on the declining-balance method over estimated useful lives of the assets.

Total depreciation for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004, was ¥1,028,974 thousand, ¥1,054,217 thousand, and ¥1,365,243 thousand ($12,917,428), respectively.

(i)	Research and Development

Research and development are expensed as incurred. Research and development costs amounted to ¥1,351,570 thousand, ¥1,513,604 thousand, and ¥2,119,222 thousand ($20,051,301) for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004, respectively, and are included in selling, general, and administrative expenses in the consolidated statements of income.

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories, and deferred income tax assets, and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(l)	Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

In the normal course of business, the Company frequently acts an intermediary or agent in executing transactions with third parties. In these arrangements, the Company determines whether to report revenue based on the “gross” amount billed to the ultimate customer for goods or services provided or on the “net” amount received from the customer after commissions and other payments to third parties. However, the amount of gross profit and net income are not affected by whether revenue is reported on a gross or net basis. Determining whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as a “principal” or an “agent” in a transaction. Accordingly, to the extent that the Company is principal in a transaction, the Company reports revenue on a gross basis and to the extent that the Company acts as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.

F-9	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(m)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company’s long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

(n)	Employee Retirement Benefit

The measurement of pension costs and liabilities is determined in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Under SFAS No. 87, changes in the amount of either the projected benefit obligation or plan assets resulting from actual results different from that assumed and from changes in assumptions can result in gains and losses not yet recognized in the consolidated financial statements. Amortization of an unrecognized net gain or loss is included as a component of the net periodic benefit plan cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10% of the greater of (1) the projected benefit obligation or (2) the fair value of that plan’s assets. In such case, the amount of amortization recognized is the resulting excess divided by the average remaining service period of active employees expected to receive benefits under the plan. The expected long-term rate of return on plan assets used for pension accounting is determined based on the historical long-term rate of return on plan assets. The discount rate is determined based on the rates of return of high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits.

(2)	US Dollar Amounts

Solely for the convenience of the reader, the amounts in the consolidated financial statements as of and for the year ended March 31, 2004 have been translated from Japanese yen, reporting currency, into U.S. dollars at the rate of ¥105.69 = U.S. $1.00, the exchange rate prevailing on March 31, 2004. The translation should not be construed as a representation that Japanese yen could be converted into U.S. dollars at this rate.

F-10	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(3)	Inventories

Inventories at March 31, 2003 (unaudited) and 2004, consisted of the following:

	(Unaudited) 2003	2004	2004
	(Thousands of yen)		(U.S. dollars)
Merchandise goods	¥225,473	479,619	$4,537,979
Finished goods	471,157	520,244	4,922,358
Work in process	362,928	411,380	3,892,327
Raw materials	426,071	586,521	5,549,446
Packaging materials	141,302	165,203	1,563,090

	¥1,626,931	2,162,967	$20,465,200

(4)	Related Party

In conducting its business, the Company has executed various agreements with FUJI and ASC. These agreements provide for royalty payments by the Company, principally as follows:

(a)	Under a tripartite agreement among the Company, ASC and FUJI for licensing certain technology on photo-resist products, which allows the Company to manufacture and distribute the products by using technical information and patents both ASC and FUJI have, the Company is liable to pay the royalty on net sales of the products to ASC and FUJI. The royalty agreement is effective through June 6, 2006.

(b)	Under a royalty agreement with FUJI in relation to the technology license agreement on color resist products, which have colored photosensitive liquid compositions containing pigment or dye, the Company and subsidiaries are liable to pay a royalty on net sales of the products. The royalty agreement is effective thorough March 29, 2008.

(c)	Under a royalty agreement with ARCH in relation to the technology license agreement on polyimide products, the Company is liable to pay a royalty to ARCH on net sales of the products manufactured in its facility. In relation to the articles of the agreement for technical alliance, which the Company provides technical supports on both facilities’ products in the Company’s sales territory, ARCH is liable to pay sales commissions to the Company on sales of the products which are directly sold to the customers by ARCH in the Company’s sales territory. The royalty agreement is effective through August 2012.

The Company purchases raw materials used in their manufacturing operations and merchandise that it distributes from FUJI and Arch and their subsidiaries. The Company also sells its manufactured products to both FUJI and ARCH and their subsidiaries. The Company leases land and a portion of a building at its manufacturing facility from FUJI and a warehouse from one of FUJI’s subsidiaries. These transaction prices and expenses are the arms-length price.

F-11	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

The following table is a summary of balances of receivables and payables as of March 31, 2003 (unaudited) and 2004 and transactions during the years ended March 31, 2002 (unaudited), 2003 (unaudited) and 2004:

	(Unaudited) 2003	2004	2004
	(Thousands of yen)		(U.S. dollars)
Accounts receivable:
FUJI and its subsidiaries	¥17,226	27,265	$257,972
ARCH and its subsidiaries	246,579	696,350	6,588,608

Accounts payable:
FUJI and its subsidiaries	¥3,240,811	4,756,415	$45,003,453
ARCH and its subsidiaries	196,772	195,564	1,850,355

Short-term loans – FUJI (note 6)	¥300,000	900,000	$8,515,470
Long-term loans – FUJI (note 7)	900,000	2,430,000	22,991,769

	(Unaudited)
	2002	2003	2004	2004
	(Thousands of yen)			(U.S. dollars)
FUJI and its subsidiaries:
Sales	¥174,922	201,087	126,133	$1,193,424
Royalty revenue	49,711	—	—	—
Inventory purchases	2,123,025	6,034,137	11,382,922	107,701,031
Royalty expenses	215,897	288,293	281,966	2,667,859
Building and land leases payments (note 5)	99,489	100,739	159,137	1,505,696
Interest expense	9,612	9,579	16,851	159,438
Warehousing and related charges	305,593	337,248	400,902	3,793,188

ARCH and its subsidiaries:
Sales	¥420,458	839,433	1,512,074	$14,306,690
Commission revenue	—	3,915	8,993	85,088
Inventory purchases	177,439	805,099	780,488	7,384,691
Royalty expenses	46,037	53,166	68,622	649,276

F-12	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(5)	Leases

The Company is obligated under capital leases covering certain equipment that expire at various dates during the next 6 years. At March 31, 2003 (unaudited) and 2004, the gross amount of equipment and related accumulated amortization included in property, plant, and equipment recorded under capital leases were as follows:

	(Unaudited) 2003	2004	2004
	(Thousands of yen)		(U.S. dollars)
Machinery and equipment	¥620,786	405,022	$3,832,170
Less accumulated amortization	(398,379)	(283,465)	(2,682,042)

Net	¥222,407	121,557	$1,150,128

Amortization of assets held under capital leases is included with depreciation expense.

F-13	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2004 are:

	Capital leases		Operating leases
	(Thousands of yen)	(U.S. dollars)	(Thousands of yen)	(U.S. dollars)
Year ending March 31:
2005	¥87,029	$823,436	433,353	4,100,227
2006	59,440	562,399	427,871	4,048,358
2007	51,479	487,075	330,047	3,122,784
2008	7,065	66,846	236,161	2,234,469
2009	3,639	34,431	234,855	2,222,112
2010	2,426	22,955	233,400	2,208,345

Net minimum lease payments	211,078	1,997,142	¥1,895,687	$17,936,295

Less amount representing interest (at rates ranging from 2.1% to 2.2%)	(6,586)	(62,314)

Present value of net minimum capital lease payments	204,492	1,934,828
Less current installments of obligations under capital leases	83,491	789,961

Obligations under capital leases, excluding current installments	¥121,001	$1,144,867

The Company has no capital lease arrangements with related parties and has operating lease arrangements with related parties (note 4).

Rental expense under operating leases including those that are cancelable for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004 amounted to ¥248,280 thousand, ¥254,410 thousand and ¥241,258 thousand ($2,282,695), respectively, including rental payments made to FUJI and its subsidiaries (note 4).

Scheduled payments under operating leases for 2005 and 2006 reflect payments under leases that commenced in December 2003.

F-14	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(6)	Short -Term loans

Short-term loans at March 31, 2003 (unaudited) and 2004 consists of the following:

	(Unaudited) 2003	2004	2004
	(Thousands of yen)		(U.S. dollars)
Loans due to FUJI with interest rate at 0.42% through 0.44% (note 4)	¥300,000	900,000	$8,515,470
Unsecured bank loans	1,284,232	965,811	9,138,149
Overdraft	1,300,000	100,000	946,163

Net	¥2,884,232	1,965,811	$18,599,782

The weighted average annual interest rate on short-term loans outstanding at March 31, 2003 (unaudited) and 2004 was 0.76% and 0.66%, respectively.

(7)	Long -Term Loans

Unsecured long-term loans payable at March 31, 2003 (unaudited) and 2004 consisted of the following:

	(Unaudited) 2003	2004	2004
	(Thousands of yen)		(U.S. dollars)
Due July 2003, with interest rate 15 1.79% – SMBC	¥80,000	—	$—
Due July 2003, with interest rate at 1.75% – NLIC	10,000	—	—
Due September 2003, with interest rate at 1.24% – FUJI	50,000	—	—
Due September 2004, with interest rate at 0.62% – FUJI	300,000	300,000	2,838,490
Due March 2005, with interest rate at 0.78% – FUJI	300,000	300,000	2,838,490
Due March 2005, with interest rate at 0.52% – FUJI	—	180,000	1,703,094
Due September 2005, with interest rate at 0.59% – FUJI	250,000	150,000	1,419,245
Due March 2006, with interest rate at 0.61% – FUJI	—	1,500,000	14,192,450

Total	990,000	2,430,000	22,991,769
Less current portion	240,000	780,000	7,380,074

Long term loans excluding current portion	¥750,000	1,650,000	$15,611,695

SMBC: Sumitomo Mitsui Banking Corporation

NLIC: Nippon Life Insurance Company Ltd.

F-15	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

The aggregate maturities of long-term debt for each of the two years subsequent to March 31, 2004 are: ¥780,000 thousand ($7,380,074) in 2005 and ¥1,650,000 thousand ($15,611,695) in 2006.

(8)	Income Taxes

The Company is subject to a national corporate tax of 30%, an inhabitant tax of 6.15% and a deductible business tax of 10.08%, which in the aggregate resulted in a statutory income tax rate of approximately 42% for each of the years in the three-year period ended March 31, 2004. On March 24, 2003, the Japanese Diet approved the Amendments to Local Tax Law, which reduces standard business tax rates from 9.60% to 7.68% and levies an additional business tax based on corporate size. The amendment will be effective for fiscal years beginning on or after April 1, 2004. Consequently, the statutory income tax rate will be lowered to approximately 40.4% for deferred tax assets and liabilities expected to be settled or realized on or after April 1, 2004. The foreign subsidiaries are subject to taxes based on income at rates from 25% to 29.7%.

F-16	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

Domestic and foreign components of income before income tax expense and current and deferred income tax expenses (benefits) for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004 are as follows:

	Domestic	Foreign	Total
		(Thousands of yen)
2002 (unaudited):
Income (loss) before income taxes	¥287,564	(16,034)	271,530

Income taxes:
Current	¥100,000	1,144	101,144
Deferred	(8,722)	21,298	12,576

	¥91,278	22,442	113,720

	Domestic	Foreign	Total
	(Thousands of yen)
2003 (unaudited):
Income before income taxes	¥1,708,623	268,444	1,977,067

Income taxes:
Current	¥750,000	3,336	753,336
Deferred	(47,643)	2,805	(44,838)

	¥702,357	6,141	708,498

	Domestic	Foreign	Total
	(Thousands of yen)
2004:
Income before income taxes	¥2,970,833	441,425	3,412,258

Income taxes:
Current	¥1,273,692	105,394	1,379,086
Deferred	(105,734)	13,910	(91,824)

	¥1,167,958	119,304	1,287,262

	Domestic	Foreign	Total
	(U.S. dollars)
2004:
Income before income taxes	$28,108,932	4,176,602	32,285,534

Income taxes:
Current	$12,051,206	997,200	13,048,406
Deferred	(1,000,415)	131,611	(868,804)

	$11,050,791	1,128,811	12,179,602

F-17	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

A reconciliation of the differences between the Japanese statutory tax rate and the effective tax rates for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004 is as follows:

	(Unaudited)
	2002	2003	2004
Statutory tax rate	42.0%	42.0%	42.0%

Increase (decrease) in income taxes resulting from:
Entertainment expenses	4.1	0.7	0.5
Tax credits – R&D and other	(7.5)	(2.1)	(4.6)
Changes in tax rates	—	(0.1)	(0.3)
Difference in statutory tax rates of foreign subsidiaries	—	(2.3)	(2.2)
Other	3.3	(2.4)	2.3

Effective tax rates	41.9%	35.8%	37.7%

The significant components of deferred tax assets and liabilities at March 31, 2003 (unaudited) and 2004:

	(Unaudited)2003	2004	2004
	(Thousands of yen)		(U.S. dollars)
Deferred tax assets:
Enterprise tax	¥65,060	108,610	$1,027,628
Accrued expense	109,862	172,489	1,632,028
Inventory	25,581	50,558	478,361
Capital leases	25,514	25,482	241,101
Other	56,991	84,494	799,451

Total deferred tax assets	283,008	441,633	4,178,569

Deferred tax liabilities:
Prepaid pension expenses	—	(22,153)	(209,604)
Undistributed earnings of foreign subsidiaries	—	(44,542)	(421,440)
Other	—	(220)	(2,081)

Total deferred tax liabilities	—	(66,915)	(633,125)

Net deferred tax assets	¥283,008	374,718	$3,545,444

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

F-18	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(9)	Employee Retirement and Severance Benefits

Employees of the Company who terminate their employment are entitled to lump-sum payments and/or pension payments determined by reference to their basic rate of pay, length of service and the conditions under which termination occurs. The Company also has funded noncontributory defined benefit pension plan whose assets are maintained at a trust bank and an insurance company. The pension benefits are determined based on years of service and compensation as stipulated in the pension plan’s regulation.

On March 18, 2003, the Company transferred the obligation to pay benefits for employee service related to the substitutional portion under the Japanese Welfare Pension Insurance Law and related plan assets to the Japanese government. Upon the transfer, the Company made a settlement payment of ¥267,374 thousand and eliminated accrued pension liability of ¥264,128 thousand. The difference of ¥3,246 thousand was charged to expense, which is included in the accompanying consolidated statements of income.

The following table sets forth aggregates amounts of benefit obligations, fair value of plan assets, and funded status for the Company’s retirement and severance benefit plans at March 31, 2003 (unaudited) and 2004:

	(Unaudited) 2003	2004	2004
	(Thousands of yen)		(U.S. dollars)

Benefit obligation	¥383,749	384,932	$3,642,085
Fair value of plan assets	306,725	417,187	3,947,270

Funded status	¥(77,024)	32,255	$305,185

Prepaid (accrued) benefit cost recognized in the consolidated balance sheets	¥(62,421)	(7,761)	$(73,432)

The accumulated benefit obligation for the pension plan was ¥313,141 thousand ($2,962,825) at March 31, 2004.

Weighted average assumptions used to determine benefit obligations at March 31, 2003 (unaudited) and 2004 as follows:

	(Unaudited) 2003	2004
Discount rate	1.5%	1.5%
Expected long-term rate of return on plan assets	2.3%	2.3%
Rate of compensation increase	2.0%	2.0%

F-19	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

The Company’s overall expected long-term rate of return on assets is 2.3%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.

	(Unaudited)
	2002	2003	2004	2004
	(Thousands of yen)			(U.S. dollars)
Benefit cost	¥177,145	225,644	42,142	$398,732
Employer contributions	106,579	49,747	54,707	517,618
Benefits paid	856	32,917	47,407	448,548

The funding policy to make actuarially determined contributions to provide the plans with sufficient assets to meet future benefit payments.

Plan Assets

The weighted average asset allocation of the Company’s pension benefits at March 31, 2004 were as follows:

Asset category	(Unaudited) 2003	2004
Equity securities	42%	51%
Debt securities	51	40
Other	7	9

Total	100%	100%

The Company’s investment policies and strategies for the pension do not use target allocations for the individual asset categories. The Company’s investment goals are to maximize returns subject to specific risk management policies.

Defined Contribution Plan

Since April 1, 2003, the Company has also sponsored a defined contribution pension plan for all employees and certain directors who are under the age of 60. Contribution amount is calculated as 2.3% of adjusted salary subject to a regulatory limit of JPY 18,000 per month for each employee or director. The Company funds the calculated pension contribution costs monthly. No contributions are made by eligible participants. For the year ended March 31, 2004, the Company funded ¥12,215 thousand ($115,574) for the plan.

(10)	Shareholders’ Equity

The Commercial Code of Japan (the Code) provides that earnings in an amount equal to at least 10% of appropriations of retained earnings that are paid in cash shall be appropriated as a legal reserve until an aggregated amount of capital surplus and the legal reserve equals 25% of stated capital. The Code imposes certain limitations on the amount of retained earnings available for dividends, which is based on the amount recorded in the Company’s nonconsolidated books of account in accordance with financial accounting standards of Japan. Under the Code, the maximum amount of retained earnings available for dividends in the Company’s nonconsolidated books of account under the Code at March 3, 2004 was ¥5,085,590 thousand ($43,877,148).

F-20	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

(11)	Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2003 (unaudited) and 2004. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	(Unaudited) March 31, 2003		March 31, 2004
	Carrying amount	Fair value	Carrying amount	Fair value
	(Thousands of yen)
Financial assets:
Cash and cash equivalents	¥2,675,300	2,675,300	2,659,622	2,659,622
Trade accounts and notes receivable	4,937,641	4,937,641	7,207,092	7,207,092

Financial liabilities:
Accounts and notes payable	¥5,903,783	5,903,783	8,050,118	8,050,118
Short-term loans	2,884,232	2,884,232	1,965,811	1,965,811
Accrued expenses	874,961	874,961	1,240,407	1,240,407
Income taxes payable	697,628	697,628	1,054,672	1,054,672
Total debt	990,000	985,613	2,430,000	2,415,326

	March 31, 2004
	Carrying amount	Fair value
	(U.S. dollars)
Financial assets:
Cash and cash equivalents	$25,164,367	25,164,367
Trade accounts and notes receivable	68,190,860	68,190,860

Financial liabilities:
Accounts and notes payable	$76,167,263	76,167,263
Short-term loans	18,599,782	18,599,782
Accrued expenses	11,736,276	11,736,276
Income taxes payable	9,978,919	9,978,919
Long-term-debt	22,991,769	22,852,928

The carrying amounts shown in the table are included in the accompanying consolidated balance sheets.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts, and notes receivable, short-term loans, accounts, and notes payable, accrued expenses and income taxes payable.

F-21	(Continued)

FUJIFILM ARCH CO., LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 (Unaudited) and 2004

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt: The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.

(12)	Commitments and Contingencies

Commitments outstanding at March 31, 2004 principally for purchases of property, plants and equipments amounted to ¥742,105 thousand ($7,021,525).

The Company was contingently liable relating to ¥205,164 million ($1,941,186) of export bills of exchange discounted with banks in the ordinary course of business at March 31, 2004.

(13)	Business and Credit Concentrations

The Company manufactures its products and also purchases inventory from FUJI and ARCH, and sells products to domestic and foreign customers. Sales to the top 5 customers accounted for 57%, 65%, and 64% for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004, respectively. Related accounts receivable to top 5 customers accounted for 55% and 57% at March 31, 2003 (unaudited) and 2004, respectively. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has one significant customer, Opitimax Technology Corporation located in Taiwan who accounted for approximately 13%, 30%, and 38% of total sales for the years ended March 31, 2002 (unaudited), 2003 (unaudited), and 2004, respectively, and accounted for approximately 32% and 36% of accounts receivable at March 31, 2003 (unaudited) and 2004, respectively.

F-22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

	By	/s/ LOUIS S. MASSIMO
Date: July 22, 2004		Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

23.1	Consent of KPMG Azsa & Co.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350