Form 10-Q
period 2004-06-30
ARCH CHEMICALS INC
filed 2004-08-06
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 23,411,534 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44.1	$64.8
Accounts receivable, net	175.1	124.9
Short-term investment	50.7	43.3
Inventories, net	187.9	141.6
Other current assets	27.7	27.9

Total current assets	485.5	402.5
Investments and advances - affiliated companies at equity	36.4	38.2
Property, plant and equipment, net	301.2	281.4
Goodwill	206.1	137.3
Other intangibles	155.8	61.1
Other assets	53.3	55.9

Total assets	$1,238.3	$976.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$15.1	$0.7
Accounts payable	203.2	139.9
Accrued liabilities	97.6	88.5

Total current liabilities	315.9	229.1
Long-term debt	348.1	218.5
Other liabilities	204.2	191.1

Total liabilities	868.2	638.7
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares:
23.3 shares issued and outstanding (22.5 in 2003)	23.3	22.5
Additional paid-in capital	415.8	398.2
Retained earnings	32.5	13.4
Accumulated other comprehensive loss	(101.5)	(96.4)

Total shareholders’ equity	370.1	337.7

Total liabilities and shareholders’ equity	$1,238.3	$976.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$402.8	$308.5	$681.5	$532.8
Cost of goods sold	277.2	217.3	481.3	377.6
Selling and administration	77.6	62.4	141.4	115.2
Research and development	7.0	5.9	13.1	11.6
Equity in (earnings) of affiliated companies	(4.5)	(2.2)	(8.3)	(4.1)
Other (gains) and losses	(0.3)	—	(0.3)	—
Restructuring expense	1.7	1.4	1.7	0.6

Income from continuing operations before interest, taxes and cumulative effect of accounting change	44.1	23.7	52.6	31.9
Interest expense	5.5	4.4	9.7	8.7
Interest income	0.1	0.1	0.4	0.3

Income from continuing operations before taxes and cumulative effect of accounting change	38.7	19.4	43.3	23.5
Income tax expense	13.5	6.9	15.1	8.4

Income from continuing operations before cumulative effect of accounting change	25.2	12.5	28.2	15.1
Loss from discontinued operations, net of tax	—	(1.6)	—	(2.4)
Cumulative effect of accounting change, net of tax	—	—	—	(0.4)

Net income	$25.2	$10.9	$28.2	$12.3

Basic income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$1.08	$0.55	$1.23	$0.67
Loss from discontinued operations	—	(0.07)	—	(0.11)
Cumulative effect of accounting change	—	—	—	(0.02)

Basic income per common share	$1.08	$0.48	$1.23	$0.54

Diluted income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$1.07	$0.55	$1.21	$0.67
Loss from discontinued operations	—	(0.07)	—	(0.11)
Cumulative effect of accounting change	—	—	—	(0.02)

Diluted income per common share	$1.07	$0.48	$1.21	$0.54

Weighted average common shares outstanding:
Basic	23.3	22.6	22.9	22.6

Diluted	23.6	22.6	23.3	22.6

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$28.2	$12.3
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Loss from discontinued operations	—	2.4
Cumulative effect of accounting change	—	0.4
Equity in earnings of affiliates	(8.3)	(4.1)
Depreciation and amortization	28.3	26.1
Deferred taxes	6.1	—
Restructuring	1.7	0.6
Restructuring payments	(0.8)	(3.1)
Changes in assets and liabilities, net of purchase of business
Accounts receivable securitization program	61.9	28.7
Receivables	(92.2)	(92.7)
Inventories	(19.3)	7.3
Other current assets	(2.0)	(1.5)
Accounts payable and accrued liabilities	39.7	22.5
Noncurrent liabilities	1.6	(1.0)
Other operating activities	10.1	5.2

Net operating activities from continuing operations	55.0	3.1
Change in net assets held for sale	—	(4.8)

Net operating activities	55.0	(1.7)

Investing activities:
Capital expenditures	(9.5)	(8.1)
Business acquired in purchase transaction, net of cash acquired	(206.6)	—
Other investing activities	(1.1)	1.2

Net investing activities	(217.2)	(6.9)

Financing activities:
Long-term debt borrowings	207.0	15.0
Long-term debt repayments	(75.4)	(0.6)
Short-term debt borrowings (repayments), net	14.3	(0.9)
Dividends paid	(9.1)	(9.0)
Other financing activities	2.8	6.6

Net financing activities	139.6	11.1

Effect of exchange rate changes on cash and cash equivalents	1.9	0.3

Net increase (decrease) in cash and cash equivalents	(20.7)	2.8
Cash and cash equivalents, beginning of year	64.8	12.2

Cash and cash equivalents, end of period	$44.1	$15.0

Supplemental cash flow information:
Income taxes, net	$3.9	$3.4

Interest paid	$10.2	$8.9

Issuance of Arch Common Stock - Avecia acquisition	$15.7	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (including its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2003. The results of the recently acquired Avecia pool & spa and protection & hygiene businesses (“Avecia”) have been reflected in the Company’s condensed consolidated financial statements beginning on April 2, 2004 (see Note 16). The Company’s treatment products segment is seasonal in nature, in particular its HTH water products business which includes the newly acquired pool & spa business, as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of approximately 1.0 million and 1.0 million, and 1.3 million and 1.8 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic	23.3	22.6	22.9	22.6
Common equivalent shares from stock options using the treasury stock method	0.3	—	0.4	—

Diluted	23.6	22.6	23.3	22.6

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

The fair value of each Arch option granted was estimated on the date of grant using the Black-Scholes option pricing model. There have been no options granted during 2004. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the date of the grant, the Company’s pro forma net income and basic and diluted earnings per share are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$25.2	$10.9	$28.2	$12.3
Stock-based employee compensation expense, net of tax	—	(0.2)	—	(0.4)

Pro forma net income	$25.2	$10.7	$28.2	$11.9

Earnings per share:
Basic – as reported	$1.08	$0.48	$1.23	$0.54
Basic – pro forma	$1.08	$0.47	$1.23	$0.53
Diluted – as reported	$1.07	$0.48	$1.21	$0.54
Diluted – pro forma	$1.07	$0.47	$1.21	$0.53

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

4. Accounts Receivable/Short-Term Investment

In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. As of June 30, 2004, the Company had sold $61.9 of participation interests in $112.6 of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2003. The fair value of the retained undivided interest of $50.7 and $43.3 at June 30, 2004 and December 31, 2003, respectively, is classified as a held-to-maturity debt security and is reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheet. The proceeds of the sale were used to fund seasonal working capital needs. The costs of the program for the three and six months ended June 30, 2004 and 2003 of $0.3 and $0.4, and $0.3 and $0.5, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. Fair value of the retained undivided interest includes a reserve for credit losses and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

5. Inventories

	June 30, 2004	December 31, 2003
Raw materials and supplies	$55.3	$43.7
Work in process	15.9	14.7
Finished goods	159.3	123.5

Inventories, gross	230.5	181.9
LIFO reserve	(42.6)	(40.3)

Inventories, net	$187.9	$141.6

Approximately 45 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2004 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2004.

6. Investments and Advances – Affliated Companies at Equity

Summarized unaudited financial information for FUJIFILM Arch is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Results of Operations	2004	2003	2004	2003
Sales	$76.7	$44.1	$144.7	$84.0
Income from operations before tax	9.4	3.0	18.4	5.7
Net Income	5.3	1.7	10.3	3.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment Products	Microelectronic Materials	Performance Products	Total
Balance, December 31, 2003	$2.4	$30.3	$73.4	$106.1	$26.8	$4.4	$137.3
Avecia acquisition	31.6	38.9	—	70.5	—	—	70.5
Foreign Exchange & Other	—	(1.4)	(0.3)	(1.7)	—	—	(1.7)

Balance, June 30, 2004	$34.0	$67.8	$73.1	$174.9	$26.8	$4.4	$206.1

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1.7	$1.6	$0.1	$1.7	$1.6	$0.1
Customer lists	56.6	5.4	51.2	23.8	3.9	19.9
Toxicology database	16.7	0.3	16.4	—	—	—
Other	16.3	6.2	10.1	15.5	5.5	10.0

Total amortizable other intangibles	91.3	13.5	77.8	41.0	11.0	30.0
Trademarks	45.9	0.4	45.5	31.5	0.4	31.1
Developed technology	32.5	—	32.5	—	—	—

Total non-amortizable other intangibles	78.4	0.4	78.0	31.5	0.4	31.1

Total other intangibles	$169.7	$13.9	$155.8	$72.5	$11.4	$61.1

The goodwill and certain identifiable intangible assets related to the Avecia acquisition included in the tables above are preliminary and are based on estimates of fair values. The fair value is subject to change upon receipt of the final results of an appraisal of the fair value of the assets and liabilities of Avecia, as well as identification of certain intangible assets (see Note 16).

Amortization expense for the three and six months ended June 30, 2004 and 2003 was $1.4 and $1.9, and $0.5 and $1.1, respectively. Estimated amortization expense is $4.7 for the year ended December 31, 2004 and $5.6 each of the years ending December 31, 2005 through 2008.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter, the Company completed these procedures and concluded that no impairment exists as of January 1, 2004.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

8. Debt

In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt / EBITDA) for its revolving credit facility. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.00 for the quarter ending June 30, 2004, returning to 3.50 thereafter. The credit facility also contains an interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($66.3 at June 30, 2004). As of June 30, 2004, facility fees payable on the credit facility are 0.40%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There was $132.0 outstanding under the credit facility at June 30, 2004.

In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/EBITDA) covenants and the debt to total capitalization ratio requirement for its senior notes. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.00 as of the last day of the quarter ending June 30, 2004, returning to 3.50 thereafter. The debt to total capitalization ratio was amended to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. In addition the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002 ($46.6 at June 30, 2004).

At June 30, 2004, the Company had $19.6 of outstanding letters of credit and $7.7 of letters of guarantee. As of June 30, 2004, the Company has agreed to guarantee 50% or up to $8.5 of Planar Solutions’ (a joint venture) borrowings ($7.7 at June 30, 2004), which is provided by the Company’s joint venture partner and expires in May 2005. The Company would be required to perform under the above guarantee in the case of nonpayment by Planar Solutions.

9. Derivative Instruments and Hedging

The Company accounts for derivatives in accordance with SFAS 133, as amended by SFAS No. 137 and SFAS No. 138.

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2004. During the three and six months ended June 30, 2004 and 2003, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other Current Assets and Accrued Liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2004 and 2003, the Company recorded income (loss) of $0.3 and $0.1, and $(0.2) and $(0.2), respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During 2004 there were no gains or losses realized and during the three and six months ended June 30, 2003, the Company recorded a net gain (loss) $(0.1) and $(0.1), in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for a floating interest rate based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.9 and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheet at June 30, 2004, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of June 30, 2004 and 2003, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Arch U.S. Pension Plans	2004	2003	2004	2003
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.8	$1.7	$3.5	$3.4
Interest cost on the projected benefit obligation	3.2	3.0	6.5	6.0
Expected return on plan assets	(2.9)	(3.0)	(5.8)	(6.0)
Amortization of prior service cost	0.2	0.2	0.4	0.4
Recognized actuarial (gain)/loss	0.4	0.1	0.8	0.2

Net periodic benefit cost	$2.7	$2.0	$5.4	$4.0

	Three Months Ended June 30,		Six Months Ended June 30,
Arch U.S. Postretirement Plan	2004	2003	2004	2003
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.2	$0.3	$0.3
Interest cost on the projected benefit obligation	0.2	0.2	0.4	0.4
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Recognized actuarial (gain)/loss	0.1	—	0.1	—

Net periodic benefit cost	$0.3	$0.3	$0.7	$0.6

As of June 30, 2004 and 2003, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.3	$0.3	$0.6
Interest cost on the projected benefit obligation	4.4	3.8	8.8	7.6
Expected return on plan assets	(4.6)	(4.0)	(9.3)	(8.0)
Recognized actuarial (gain)/loss	0.6	0.3	1.3	0.6

Net periodic benefit cost	$0.5	$0.4	$1.1	$0.8

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

As the Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the Company expects the cash funding to be approximately $8.0 for the Arch retirement plans and approximately £5.5 million (approximately $10) for its Hickson U.K. and Hickson U.K. senior executive retirement plans. As of June 30, 2004, $1.5 had been contributed for the Arch U.S. pension plans and £2.8 million (approximately $5) for its Hickson U.K. and Hickson U.K. Senior Executive retirement plans.

Deferred Compensation Plans

The Board of Directors of the Company had previously adopted three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors (the “Directors Plan”), the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. The Directors participate only in the Directors Plan while officers and certain other key employees are eligible to participate in the other two plans. These plans permit or require their participants to defer a portion of their compensation. The participants’ compensation deferrals’ are adjusted for changes in value of phantom shares of common stock of the Company and in other phantom investment vehicles. The Company established a rabbi trust for each of these plans (collectively, the “Rabbi Trust”). The Rabbi Trust invests its assets in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, which generally are expected to generate returns consistent with those credited to the participants. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity ($2.4 at June 30, 2004), with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Condensed Consolidated Statements of Operations. The other assets of the Rabbi Trust are reported at fair market value in Other Assets in the Condensed Consolidated Balance Sheets ($1.8 at June 30, 2004). The deferred compensation liability on the Condensed Consolidated Balance Sheets reflects the fair market value of the plan participants’ compensation deferrals ($4.4 million at June 30, 2004). Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Condensed Consolidated Statements of Operations.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$25.2	$10.9	$28.2	$12.3
Foreign currency translation adjustments	(3.5)	8.5	(5.2)	11.2
Net unrealized gain (loss) on derivative instruments	0.3	(0.2)	0.1	(0.2)

Total other comprehensive income	(3.2)	8.3	(5.1)	11.0

Comprehensive income	$22.0	$19.2	$23.1	$23.3

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

12. Accumulated Net Unrealized Gain on Derivative Instruments

Changes in the accumulated net unrealized gain on derivative instruments for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Beginning balance of accumulated net unrealized gain on derivative instruments	$(0.2)	$0.3	$—	$0.3
Net gain (loss) on cash flow hedges	0.2	(0.1)	—	(0.1)
Reclassification into earnings	0.1	(0.1)	0.1	(0.1)

Ending balance of accumulated net unrealized gain on derivative instruments	$0.1	$0.1	$0.1	$0.1

The unrealized gains on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

13. Segment Reporting

The Company has organized its segments around differences in products and services, consistent with how the Company manages its business. The three segments are treatment products, microelectronic materials and performance products. Treatment products include three reportable business units: the HTH water products business, the personal care and industrial biocides businesses, and the wood protection and industrial coatings businesses. The performance products segment includes the performance urethanes and hydrazine businesses. The recently acquired Avecia pool & spa business is included in the results of the HTH water products business and the Avecia protection & hygiene business is included in the results of the personal care and industrial biocides business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales:
Treatment Products:
HTH Water Products	$162.5	$122.5	232.5	$175.1
Personal Care & Industrial Biocides	65.8	37.5	107.4	75.8
Wood Protection & Industrial Coatings	95.5	72.1	181.6	132.0

Total Treatment Products	323.8	232.1	521.5	382.9
Microelectronic Materials	40.8	37.6	79.2	72.5
Performance Products:
Performance Urethanes	32.6	28.7	66.0	58.9
Hydrazine	5.6	10.1	14.8	18.5

Total Performance Products	38.2	38.8	80.8	77.4

Total Sales	$402.8	$308.5	$681.5	$532.8

Operating Income (Loss):
Treatment Products:
HTH Water Products	$28.1	$18.1	$30.8	$21.5
Personal Care & Industrial Biocides	13.0	7.1	21.6	14.9
Wood Protection & Industrial Coatings	10.7	4.1	14.1	6.3

Total Treatment Products	51.8	29.3	66.5	42.7
Microelectronic Materials	3.6	—	3.3	(0.5)
Performance Products:
Performance Urethanes	(1.8)	(1.5)	(5.1)	(3.9)
Hydrazine	(1.3)	0.8	0.2	0.9

Total Performance Products	(3.1)	(0.7)	(4.9)	(3.0)
Corporate Unallocated	(6.5)	(3.5)	(10.6)	(6.7)

Total Segment Operating Income before Restructuring	$45.8	$25.1	$54.3	$32.5
Restructuring	(1.7)	(1.4)	(1.7)	(0.6)

Total Operating Income	$44.1	$23.7	$52.6	$31.9

Capital Spending:
Treatment Products:
HTH Water Products	$0.9	$0.3	$1.9	$1.0
Personal Care & Industrial Biocides	1.0	1.3	2.2	1.9
Wood Protection & Industrial Coatings	1.5	0.8	3.0	1.1

Total Treatment Products	3.4	2.4	7.1	4.0
Microelectronic Materials	0.5	0.8	1.0	1.2
Performance Products:
Performance Urethanes	0.2	0.8	0.5	1.7
Hydrazine	0.7	0.4	0.9	1.2

Total Performance Products	0.9	1.2	1.4	2.9

Total Capital Spending	$4.8	$4.4	$9.5	$8.1

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

14. Restructuring

The 2004 restructuring charge includes $2.1 for headcount reductions of approximately 40 employees in the hydrazine business, offset by a reduction in the prior years’ restructuring reserves of $0.4 million for revisions to previous plans’ estimates.

The following table summarizes activity related to its restructuring plans:

	Severance Costs	Asset Write-downs	Other Items	Total
Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(6.1)	—	(0.5)	(6.6)
Reclass postemployment liability	(0.5)	—	—	(0.5)
Utilized	—	—	(0.4)	(0.4)

Balance at December 31, 2002	5.2	—	2.3	7.5
2003 Activity:
Provision	2.5	—	—	2.5
Payments	(3.8)	—	(0.7)	(4.5)
Utilized	(0.6)	—	—	(0.6)
Reserve reduction	(1.9)	—	(1.2)	(3.1)

Balance at December 31, 2003	1.4	—	$0.4	$1.8
2004 Activity:
Provision	2.1	—	—	2.1
Payments	(0.7)	—	(0.1)	(0.8)
Utilized	(0.2)	—	—	(0.2)
Reserve reduction	(0.2)	—	(0.2)	(0.4)

Balance at June 30, 2004	$2.4	$—	$0.1	$2.5

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

As of June 30, 2004, $41.1 had been charged against restructuring reserves. As of June 30, 2004, all employees from each restructuring program in the prior years have been terminated with a portion still receiving benefits under the 2002 and 2003 programs. The majority of the employees from the 2004 restructuring program have been terminated as of June 30, 2004.

At June 30, 2004, $2.5 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

In March 2004, in the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the federal district court has ruled that the requirements for a class action have not been met and has denied class action status to this case. In July 2004, the parties reached agreement to settle the claims of the individual plaintiffs for a nominal amount, and the case was dismissed without prejudice pending the finalization of the settlement.

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

In March 2004, a jury in the U.S. District Court for the District of New Jersey awarded Arch Personal Care Products, a wholly-owned subsidiary of the Company, approximately $7.0 in damages after finding, among other things, one of the defendants had breached his non-compete obligations to Arch Personal Care Products. In July 2004, the parties reached agreement to settle $6.6 of the judgment for $6.1, of which $3.0 has been recognized in the results for the three and six months ended June 30, 2004. The remainder of the settlement, $3.1, is expected to be recognized during the third quarter.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 per plaintiff. The Company is effectively self-insured for the first $3.0 in this case, regardless of the number of plaintiffs. During the second quarter, the Company recorded $3.0 of self-insurance reserves related to its potential exposure in this case.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the six months ended June 30, 2004.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. In July 2004, the Company was notified of a claim for unpaid state import duties of approximately $1.0, excluding interest and potential penalties. The Company is currently investigating the merits of such claim.

See the Company’s Form 10-K for the year ended December 31, 2003 for additional information.

16. Acquisition

Avecia Acquisition

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The results of these operations have been included in the accompanying condensed consolidated

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

financial statements since that date. The pool & spa segment of the business manufactures chlorine-free sanitizers for pools and spas. The protection & hygiene business manufactures preservatives, fungicides and disinfectants for industrial and consumer products. As a result of this acquisition, the Company expects to increase participation in the specialty pool and spa dealer channel as well as expand product offerings in the industrial and consumer segments of the biocides market. The total purchase price was approximately $222.3, inclusive of expenses and net of cash acquired, consisting of cash and 669,750 shares of Arch common stock which was valued at $15.7. The fair value of the common stock issued was determined based on the average market price of Arch’s common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced, including a discount due to the fact that the shares contain certain restrictions that limit their immediate marketability. The shares issued may not be transferred without being registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration. Generally speaking, the Company has granted Avecia, Inc. and its affiliates piggyback registration right in certain circumstances in connection with the shares if the Company were to file a registration statement for the issuance of shares. The purchase price is further subject to (i) a post-closing working capital adjustment of an additional cash payment of approximately $8 and (ii) a contingent payment of up to $5.0 in cash based upon earnings attributable to North American sales of certain acquired products. In addition, to the extent that any unfunded pension liability in the U.K. pension plan is less than $10.0, the purchase price would be adjusted upwards by the difference between $10.0 and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of Arch common stock. The contingent cash payment will be earned based upon cumulative global net sales of certain acquired products through 2005. The acquisition was financed principally from borrowings under the Company’s revolving credit facility.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement.

At April 2, 2004
Current Assets	$59.5
Property and equipment	38.8
Intangible Assets	96.8
Goodwill	70.5

Total assets acquired	265.6
Current Liabilities	24.8
Long-term liabilities	10.2

Total liabilities assumed	35.0

Net assets acquired	$230.6

Included in the current liabilities in the opening balance sheet is an accrual for $4.6 for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S. As of June 30, 2004, no payments have been made. The major actions of these plans should be completed by the end of the year.

The intangible assets and goodwill identified in the table above reflect the preliminary allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the Avecia acquisition. The estimate of fair values is preliminary, and is subject to change upon receipt of the final results of an appraisal of the fair value of the assets and liabilities of Avecia, as well as identification of certain intangible assets.

Of the $96.8 of acquired intangible assets, $14.4 was assigned to tradenames and $32.5 was assigned to developed technology, both intangible assets are not subject to amortization as they have been preliminarily estimated to have indefinite lives. The remaining $49.9 of acquired intangible assets have a preliminary weighted average useful life of approximately 14 years. The intangible assets that make up that amount include customer lists of $32.8 (14-year weighted-average useful life), a toxicology database of $16.7 (15-year average useful life) and a non-compete agreement of $0.4 (5-year weighted-average useful life).

The $70.5 of goodwill was assigned to pool & spa and protection & hygiene businesses in the amounts of $31.6 and $38.9 respectively.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Supplemental Pro Forma Information

The table below presents unaudited pro forma financial information in connection with the Avecia acquisition as if it had occurred on January 1, 2003. This unaudited pro forma financial information reflects the preliminary allocation of the excess of the acquisition cost over the fair value of the assets and liabilities under the purchase method of accounting for the Avecia acquisition. The estimate of fair values is preliminary, and is subject to change upon receipt of the final results of an appraisal of the fair value of the assets and liabilities of Avecia, as well as identification of certain intangible assets. The final determination of these fair values, which is anticipated by the end of 2004, could result in purchase accounting adjustments, which may impact the Company’s results of operations and financial position.

The unaudited pro forma information below reflects pro forma adjustments which are based upon currently available information and certain estimates and assumptions, and therefore the actual results may differ from the pro forma results. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction as contemplated, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information. This information should be read in conjunction with the Form 8-K/A, filed by the Company on June 16, 2004, in connection with the Avecia acquisition, which contains unaudited pro forma combined condensed financial statements.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of Arch. The Avecia pool & spa business is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of Avecia for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year

	Six Months Ended June 30,
	2004	2003
Sales	$720.6	$612.6
Income from continuing operations before cumulative effect of accounting change	30.9	20.7
Net Income	30.9	17.9
Basic income per common share
Continuing operations before cumulative effect of accounting change	$1.33	$0.89

Net Income	$1.33	$0.77

Diluted income per common share
Continuing operations before cumulative effect of accounting change	$1.31	$0.89

Net Income	$1.31	$0.77

17. Government Contracts

Hydrazine Propellants Supply Contract

The Company was notified by the U.S. Defense Energy Support Center (DESC) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award.

For 2003 and 2002, sales and operating income for the hydrazine business were $34.0 and $42.0, and $2.1 and $5.6, respectively. Of these historical sales, approximately $22.1 and $24.0 related to the previous propellant supply agreement that expired on April 30, 2004.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. As of June 30, the Company assessed the potential impairment of its entire hydrazine business, which consists of a hydrazine propellant and a hydrazine hydrate product line, as a result of the original DESC decision. This assessment was based upon a weighted average probability of cash flows, which included an estimate of obtaining the new contract. As a result of such assessments at June 30, the Company did not incur an impairment charge but has incurred severance costs in connection with headcount reductions at the Lake Charles, Louisiana manufacturing facility.

In July 2004, the U.S. Government Accountability Office (GAO) informed Arch and the DESC that the GAO will sustain Arch’s formal protest of the DESC’s recent decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC has notified the Company that it has taken corrective action by re-opening the bidding process. The closing date for initial offers is September 9, 2004, and the DESC anticipates completing its contract-award decision shortly thereafter. In light of the DESC’s decision to re-bid the next long-term hydrazine propellant supply contract, the Company’s current outlook assumes that there will be no impairment and, as a result, depreciation and certain other costs (approximately $3) will continue in 2004. Third quarter and full-year guidance assumes no revenues from any awarding of a new propellants contract.

If the Company ultimately does not win the contract as a result of re-opening the bidding process, the Company estimates the potential one-time pre-tax charge related to these decisions to be the following:

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business in the second half of 2004. As of September 30, 2004, the estimate of the amount of the impairment would be approximately $14, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for shutdown costs and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $16. These one-time cash costs are expected to be more than offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19. The projected annual cash flows relating to these decisions are estimated to be the following over the next four years and beyond:

Cash Inflow (Outflow)	2004	2005	2006	2007	Thereafter
Contractual obligations	$(1.0)	$(2.3)	$(2.3)	$(2.3)	$(9.2)
Shutdown costs	—	(1.0)	—	(2.0)	—

Sub-total	(1.0)	(3.3)	(2.3)	(4.3)	(9.2)
U.S. government receipts	8.5	—	—	13.5	—

Net Cash Flows	7.5	(3.3)	(2.3)	9.2	(9.2)

The net aggregate pre-tax charge for one-time items, including the restructuring charge of $2.1 taken in the second quarter, is expected to be approximately $13, net of the payments to be received from the U.S. Government.

The 35-month contract secured in November 2003 for storage and distribution services of its hydrazine-based propellants products, valued at $4.3, is not affected by the DESC’s decision nor is the award in February 2004 to the Company of the $11.9 million Ultra Pure™ hydrazine 25-month supply contract. Although the Company does not currently manufacture hydrazine, it will continue to manufacture and sell Ultra Pure™ hydrazine from existing hydrazine inventory and proprietary blends using hydrazine sourced through third party producers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s treatment products segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 - 50 percent of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring and certain unallocated expenses of the corporate headquarters.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In millions, except per share amounts)
Sales	$402.8	$308.5	$681.5	$532.8

Gross Margin	$125.6	$91.2	$200.2	$155.2
Selling and Administration	77.6	62.4	141.4	115.2
Research and Development	7.0	5.9	13.1	11.6
Equity in (Earnings) of Affiliated Companies	(4.5)	(2.2)	(8.3)	(4.1)
Other (Gains) and Losses	(0.3)	—	(0.3)	—
Restructuring	1.7	1.4	1.7	0.6
Interest Expense, net	5.4	4.3	9.3	8.4
Income Tax Expense	13.5	6.9	15.1	8.4
Loss from Discontinued Operations, net of tax	—	(1.6)	—	(2.4)
Cumulative Effect of Accounting Change, net of tax	—	—	—	(0.4)

Net Income	$25.2	$10.9	$28.2	$12.3

Diluted Income Per Common Share	$1.07	$0.48	$1.21	$0.54

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended June 30, 2004 Compared to 2003

Sales increased $94.3 million, or approximately 31 percent, due in part to the acquisitions of Avecia’s pool & spa and protection & hygiene businesses and Aquachlor (“acquisitions”) ($47.8 million or approximately 16 percent). Excluding the acquisitions, sales increased $46.5 million or approximately 15 percent, principally due to higher volumes (approximately 15 percent). Favorable foreign exchange (approximately three percent) was offset by lower pricing (approximately three percent). The higher volumes are attributable to HTH water products, industrial biocides and wood protection businesses. Sales were higher in the HTH water products businesses principally due to higher demand in the North American residential swimming pool market. Sales were higher in the industrial biocides business as a result of strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. Sales also increased due to favorable product mix as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and moldecides more than offset lower volumes of traditional CCA products in the wood protection businesses. The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and HTH water products businesses. The lower pricing was principally in the water products, wood protection and microelectronic materials businesses.

Gross margin percentage was 31.2% and 29.6% for 2004 and 2003, respectively. The increase in gross margin percentage attributable to acquisitions was 0.9%. Excluding the impact of acquisitions, gross margin percentage was 30.3% in 2004. The increase in margin percentage was primarily a result of higher margins for HTH water products partially due to increased volumes and cost containment initiatives, offset by lower margins in the performance urethanes business due to higher raw material and energy costs and in the hydrazine business due to lower sales.

Selling and administration expenses as a percentage of sales decreased to 19.3% in 2004 from 20.2% in 2003. Excluding the impact of acquisitions, selling and administration expenses as a percentage of sales were 18.8% in 2004. Selling and administration expenses increased in amount by $15.2 million primarily due to the acquisitions ($10.9 million). Included in the selling and administration expenses is an additional $0.9 million of amortization expense due to the preliminary identification of intangible assets acquired as part of the acquisition of the Avecia pool & spa and protection & hygiene businesses. Excluding the impact of acquisitions, selling and administration expenses increased $4.3 million due to higher costs associated with the conversion of customers to CCA-alternative preservatives in the wood treatment business, unfavorable foreign exchange and higher company-wide insurance, compensation and audit expenses. These factors were partially offset by lower selling and administration costs in the personal care and wood protection businesses as a result of lower legal expenses, $2.8 million. The personal care business also benefited ($3 million) from a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company, which was offset by higher self-insurance reserves ($3 million) for HTH water products.

Research and development expenses increased $1.1 million primarily due to the acquisition of the Avecia protection & hygiene business.

Equity in earnings of affiliated companies increased $2.3 million principally due to favorable operating results of the FUJIFILM Arch joint venture. The increase in income from the Company’s FUJIFILM Arch joint venture was principally driven by higher sales of advanced semiconductor and liquid crystal display products and, to a lesser extent, from a lower than anticipated effective tax rate for its most recently completed fiscal year.

Restructuring in 2004 includes severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract of $2.1 million partially offset by a reduction of the prior years’ restructuring reserves of $0.4 million. 2003 includes a charge of $1.4 million for severance costs related to headcount reductions in the performance products segment.

Interest expense, net increased $1.1 million due to higher debt levels as a result of the acquisition of the Avecia pool & spa and protection & hygiene businesses. The higher debt levels were partially offset by lower effective interest rates.

The effective tax rate on income from continuing operations for the three months ended June 30, 2004 and 2003 was 35% and 36%, respectively.

Loss from discontinued operations, net of tax, in 2003 reflects the results of operations and interest expense allocated to the Hickson organics Castleford business and the results of operations of the sulfuric acid business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Six Months Ended June 30, 2004 Compared to 2003

Sales increased $148.7 million, or approximately 28 percent due in part to the acquisitions ($62.9 million or approximately 12 percent). Excluding the acquisitions, sales increased $85.8 million or approximately 16 percent principally due to increased volumes (approximately 15 percent) primarily in the HTH water products, wood protection and industrial biocides. Favorable foreign exchange (approximately four percent) was partially offset by lower pricing (approximately three percent). The favorable effect of foreign exchange was principally in the industrial coatings and HTH water products businesses and the lower pricing was principally in the HTH water products, wood protection and microelectronic materials businesses.

Gross margin percentage was 29.4% and 29.1% for 2004 and 2003, respectively. The slight increase in margin percentage was primarily a result of the acquisitions of 0.5%. Excluding the impact of the acquisitions, gross margin percentage decreased to 28.9% in 2004. The decrease in gross margin percentage was a result of higher raw material costs for the wood protection and performance urethanes businesses and lower propellant sales for the hydrazine business as a result of the expiration of the government contract. The decrease was partially offset by increased sales volumes for the industrial biocides business.

Selling and administration expenses as a percentage of sales decreased to 20.7% in 2004 from 21.6% in 2003. Excluding the impact of acquisitions, selling and administration expenses as a percentage of sales were 20.9% in 2004. These expenses increased in amount by $26.2 million primarily due to acquisitions of Avecia’s pool & spa and protection & hygiene businesses and Aquachlor ($12.0 million). Included in selling and administration expense is $0.9 million of amortization expense due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses. Excluding the impact of acquisitions, selling and administration expenses increased $14.2 million due to higher costs associated with converting customers to CCA-alternative preservatives in the wood treatment business, unfavorable foreign exchange approximately $5 million and higher company-wide insurance, compensation and audit expenses. These factors were partially offset by lower legal expenses in the personal care and wood protection businesses, $2.4 million. The personal care business also benefited ($3 million) from a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company, which was offset by higher self-insurance reserves ($3 million) for HTH water products.

Research and development expenses increased $1.5 million primarily due to the acquired protection & hygiene business.

Equity in earnings of affiliated companies increased $4.2 million principally due to favorable operating results of the FUJIFILM Arch joint venture. The increase in income from the Company’s FUJIFILM Arch joint venture was principally driven by higher sales of advanced semiconductor and liquid crystal display products, stronger Asian demand and, to a lesser extent, from a lower than anticipated effective tax rate for its most recently completed fiscal year.

Restructuring expense of $1.7 million in 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves. Restructuring in 2003 includes $1.4 million of severance costs for additional headcount reductions associated with the performance products segment, a $1.1 million revision to the 2002 restructuring program, offset by a reduction of the prior years’ restructuring reserves of $1.9 million due to revisions to previous plans’ estimates.

Interest expense net increased $0.9 million due to the higher debt levels as a result of the purchase of Avecia’s pool & spa and protection & hygiene businesses which were partially offset by the lower effective interest rates.

The effective tax rate on income from continuing operations for the six months ended June 30, 2004 and 2003 was 35% and 36%, respectively.

Loss from discontinued operations, net of tax, in 2003 reflects the results of operations and interest expense allocated to the Hickson organics Castleford business and the results of operations of the sulfuric acid business. A portion of the post-closing working capital adjustment of £1.9 million ($3.5 million) associated with the sale of the Hickson organics Castleford business is currently in arbitration. It is expected that final resolution of this

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

matter will occur in the third quarter. Any final decision for an amount less than £1.9 million ($3.5 million) would be recorded as a loss from discontinuing operations.

Third Quarter and Full Year Outlook

The Company anticipates earnings from continuing operations in the third quarter 2004 to be in the $0.20 to $0.30 per share range, compared to $0.09 for the prior-year quarter. The improvement in earnings is expected to be driven by organic growth in the wood protection, personal care and industrial biocides businesses, higher semiconductor industry demand and the impact of the recent acquisition. In light of the DESC’s decision to re-bid the next long-term hydrazine propellant supply contract, the Company’s current outlook assumes that there will be no impairment and, as a result, depreciation and certain other costs will continue in 2004. The second half of 2004 assumes $3 million of depreciation and certain other costs as a result of no impairment being recognized (see the Liquidity section). Third quarter and full-year guidance assumes no revenues from any awarding of a new propellants contract. For the full-year 2004, sales are expected to increase approximately 22 to 24 percent and earnings from continuing operations are expected to range from $1.11 to $1.21 per share, which includes $0.04 per share for restructuring expense ($1.15 to $1.25 per share before restructuring). Depreciation and amortization is estimated to be approximately $60 million. Capital spending is anticipated to remain in the $25 to $30 million range.

Segment Information

The Company has organized its business portfolio into three operating segments to reflect the Company’s business strategy. The three segments are treatment products, microelectronic materials and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. The performance products segment includes the performance urethanes and hydrazine businesses. The recently acquired Avecia pool & spa business is included in the results of the HTH water products business and the Avecia protection & hygiene business is included in the results of the personal care and industrial biocides business. The following compares segment sales and operating income for the three and six months ended June 30, 2004 and 2003 (including equity in earnings of affiliated companies and excluding restructuring and certain unallocated expenses of the corporate headquarters):

Treatment Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$162.5	$122.5	$232.5	$175.1
Personal Care & Industrial Biocides	65.8	37.5	107.4	75.8
Wood Protection & Industrial Coatings	95.5	72.1	181.6	132.0

Total Treatment Products	$323.8	$232.1	$521.5	$382.9

Operating Income
HTH Water Products	$28.1	$18.1	$30.8	$21.5
Personal Care & Industrial Biocides	13.0	7.1	21.6	14.9
Wood Protection & Industrial Coatings	10.7	4.1	14.1	6.3

Total Treatment Products	$51.8	$29.3	$66.5	$42.7

Three Months Ended June 30, 2004 Compared to 2003

Sales increased approximately 40% and operating income increased by $22.5 million. The increase in sales is due to the acquisitions (approximately 21 percent), higher volumes and favorable product mix (approximately 19 percent). Favorable foreign exchange (approximately four percent) was offset by lower pricing (approximately four percent).

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

HTH Water Products

Sales increased $40.0 million, or approximately 33 percent, and operating income increased $10.0 million. The sales increase is partially due to acquisitions (Avecia’s pool & spa business and Aquachlor of $25.8 million) and higher volumes. Excluding the impact of acquisitions, sales increased approximately 12 percent due principally to higher demand in the North American residential swimming pool market, which include branded calcium hypochlorite (HTH® and J3), branded chlorinated isocyanurates (Pace®), pool maintenance products and accessories and non-branded calcium hypochlorite. Favorable foreign exchange (approximately three percent) was offset by lower pricing (approximately three percent). Operating income increased 55 percent as a result of the higher sales volumes and the positive contributions of the acquisitions partially offset by higher self-insurance reserves ($3 million) and raw material costs.

Personal Care and Industrial Biocides

Sales increased $28.3 million, or approximately 75 percent, and operating income increased $5.9 million. The sales increase is partially due to the acquisition of Avecia’s protection and hygiene business ($22.0 million) and strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. Excluding the impact of the acquisition, sales increased approximately 17 percent due principally to higher volumes (approximately 21 percent) and favorable foreign currency rates (approximately one percent), partially offset by lower pricing (approximately five percent) for antidandruff products. Operating income increased as a result of the higher sales, lower legal expenses and the positive contribution from the acquisition, which were partially offset by higher selling and administration costs to support growth initiatives. Included in the operating results was a one-time charge of approximately $0.9 million to value the inventory for Avecia’s protection and hygiene business at its estimated selling price less a selling profit. In addition, this quarter’s operating results benefited ($3 million) from a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company. The remainder of the settlement is expected to be recognized in the third quarter 2004.

Wood Protection & Industrial Coatings

Sales increased $23.4 million, or approximately 32 percent, and operating income increased $6.6 million. Sales increased due to higher volumes and favorable product mix (approximately 31 percent). Favorable foreign exchange (approximately seven percent), primarily for industrial coatings was partially offset by lower pricing (approximately six percent). The higher volumes was principally due to favorable product mix as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and moldecides more than offset lower volumes of traditional CCA products. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market, driven by the voluntary withdrawal in the U.S. by the wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. The increase in volumes was slightly offset by lower pricing on Wolman® E product line compared to 2003. Operating income increased by $6.6 million over the prior year due to the higher sales volumes, lower CCA legal costs and favorable foreign currency, partially offset by higher raw material costs and increased costs associated with converting customers to CCA-alternative preservatives.

Six Months Ended June 30, 2004 Compared to 2003

Sales increased approximately 36 percent and operating income increased $23.8 million. The increase in sales is due to the acquisitions (approximately 16 percent), higher volumes and favorable product mix (approximately 18 percent). Favorable foreign exchange (approximately six percent) was partially offset by lower pricing (approximately four percent).

HTH Water Products

Sales increased $57.4 million, or approximately 33 percent, and operating income increased $9.3 million. The sales increase of $40.9 million, or approximately 23 percent, is due to acquisitions of Avecia’s pool and spa business and Aquachlor. Excluding the impact of acquisitions, sales increased approximately 10 percent due principally to higher volumes (approximately eight percent) and favorable foreign currency rates (approximately five percent), partially offset by lower pricing (approximately three percent). The higher volumes was attributable to higher North American residential swimming pool volumes, which include branded calcium

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

hypochlorite (HTH® and J3), branded chlorinated isocyanurates (Pace®), pool maintenance products and accessories and non-branded calcium hypochlorite. The lower pricing is due to lower prices for branded chlorinated isocyanurates (Pace®) and pool maintenance products and accessories. Operating income increased 43 percent as a result of the higher sales volumes and the positive contributions of the acquisitions partially offset by higher self-insurance reserves ($3 million) and raw material costs.

Personal Care and Industrial Biocides

Sales increased $31.6 million, or approximately 42 percent, and operating income increased $6.7 million. The sales increase is partially due to the acquisition of Avecia’s protection and hygiene business ($22.0 million). Excluding the impact of acquisition, sales increased approximately 13 percent due principally to higher volumes (approximately 16 percent) and favorable foreign currency rates (approximately two percent), partially offset by lower pricing (approximately five percent) for antidandruff products. The higher volumes are attributable to strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. Operating income increased $6.7 million as a result of the higher sales, lower legal expenses and the positive contribution from the acquisition, which were partially offset by higher selling and administration costs to support growth initiatives. In addition, the six months operating results benefited ($3 million) from a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company. The remainder of the settlement is expected to be recognized in the third quarter 2004.

Wood Protection & Industrial Coatings

Sales increased $49.6 million, or approximately 38 percent, primarily due to higher volumes (approximately 33 percent). Favorable foreign currency exchange rates (approximately eight percent), for both the industrial coatings and wood protection businesses were partially offset by lower prices (approximately three percent). The increase in volumes is due to favorable product mix as higher volumes of Wolman® E, Tanalith® E (CCA-alternative products) and moldecides more than offset lower volumes of traditional CCA products. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market, driven by the voluntary withdrawal in the U.S. by the wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. The increase in volumes was slightly offset by lower pricing on Wolman® E product line compared to 2003. Operating income increased $7.8 million over the prior year due to higher sales, lower legal expense and favorable foreign currency, partially offset by increased costs associated with converting customers to CCA-alternative preservatives.

Microelectronic Materials

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in millions)
Results of Operations
Sales	$40.8	$37.6	$79.2	72.5
Operating Income (Loss)	3.6	—	3.3	(0.5)

Three Months Ended June 30, 2004 Compared to 2003

Sales increased $3.2 million, or approximately nine percent, as a result of higher volumes (approximately 11 percent), favorable foreign exchange (approximately two percent), partially offset by lower prices (approximately four percent). The increase in sales is principally due to higher photoresists and thin film system sales across all regions. The lower pricing was in certain ancillary and polyimide product lines. Operating results improved as a result of the higher sales and higher income from the Company’s FUJIFILM Arch joint venture, partially offset by the unfavorable effects of foreign exchange and higher benefit and administration costs. The increase in income from the Company’s FUJIFILM Arch joint venture was principally driven by higher sales of advanced semiconductor and liquid crystal display products and, to a lesser extent, from a lower than anticipated effective tax rate for its most recently completed fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Six Months Ended June 30, 2004 Compared to 2003

Sales increased $6.7 million or approximately nine percent. The increase in sales is due to higher volumes (approximately 13 percent), favorable foreign exchange (approximately two percent), partially offset by lower prices (approximately six percent). Increased volumes for all resist product lines across all regions were partially offset by pricing pressure in certain ancillary and polyimide product lines. Operating results improved as a result of the higher sales and higher income from the Company’s FUJIFILM Arch joint venture, partially offset by the unfavorable effects of foreign exchange and higher benefit and administration costs. The significant increase in income from the Company’s FUJIFILM Arch joint venture was principally driven by higher sales of advanced semiconductor and liquid crystal display products and, to a lesser extent, from a lower than anticipated effective tax rate for its most recently completed fiscal year.

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$32.6	$28.7	$66.0	$58.9
Hydrazine	5.6	10.1	14.8	18.5

Total Performance Products	$38.2	$38.8	$80.8	$77.4

Operating Income (Loss)
Performance Urethanes	$(1.8)	$(1.5)	$(5.1)	$(3.9)
Hydrazine	(1.3)	0.8	0.2	0.9

Total Performance Products	$(3.1)	$(0.7)	$(4.9)	$(3.0)

Three Months Ended June 30, 2004 Compared to 2003

Sales were slightly lower and operating results decreased $2.4 million.

Performance Urethanes

Performance urethanes sales increased approximately 14 percent over the prior year due to higher prices (approximately nine percent) and higher volumes (approximately five percent). The increase in sales is due to improved Latin American sales that were the result of improved pricing and higher volumes as well as higher North American specialty polyol volumes. Operating results decreased as the higher sales were more than offset by higher raw material and energy costs.

Hydrazine

Hydrazine sales decreased approximately 45 percent due to lower propellant revenues as a result of the expiration of a long-term propellants supply contract with the U.S. government on April 30, 2004. Operating income was lower than prior year due to the lower sales.

Six Months Ended June 30, 2004 Compared to 2003

Performance Products sales increased $3.4 million and the operating loss increased $1.9 million to $4.9 million in 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Urethanes

Performance urethanes sales increased approximately 12 percent principally due to higher prices (approximately nine percent) and higher volumes (approximately three percent). The improved pricing and stronger demand is due to Latin America despite political instability in Venezuela, as well as improvement in the North American contract business and higher demand for North American specialty polyols. Operating results decreased $1.2 million despite higher sales due to the higher raw material and energy costs.

Hydrazine

Hydrazine sales decreased approximately 20 percent mainly due to lower propellant revenues as a result of the expiration of a long-term propellants supply contract with the U.S. government on April 30, 2004. Operating income was lower due to the lower sales.

Liquidity, Investment Activity and Other Financial Data

	Six Months Ended June 30,
Cash Flow Data	2004	2003
	($ in millions)
Provided By (Used For)
Sale of Accounts Receivable	$61.9	$28.7
Change in Working Capital	(73.8)	(64.4)
Net Operating Activities from Continuing Operations	55.0	3.1
Capital Expenditures	(9.5)	(8.1)
Business Acquired in Purchase Transaction	(206.6)	—
Net Investing Activities	(217.2)	(6.9)
Debt Borrowing, net	145.9	13.5
Net Financing Activities	139.6	11.1

Six Months Ended June 30, 2004 Compared to 2003

For the six months ended June 30, 2004 and 2003, $55.0 million was provided by operating activities from continuing operations compared to $3.1 million, respectively. This was primarily attributable to the incremental benefit from the sale of accounts receivable and the higher income for the six months ended June 30, 2004. The use of cash for working capital for both periods is due to the seasonality of the business.

Cash provided by other operating activities included $9.8 million and $5.2 million of distributions from the Company’s joint ventures in 2004 and 2003, respectively.

Capital expenditures for the first six months of 2004 were $1.4 million higher than 2003 due to higher expenditures in the treatment products segment partially offset by lower expenditures in the performance products segment. Capital expenditures for 2004 are expected to be in the $25 to $30 million range.

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price, inclusive of expenses and net of cash acquired, was $222.3 million, consisting of cash and the issuance of Arch common stock with a value of $15.7 million. The purchase price is further subject to (i) a post-closing working capital adjustment of an additional cash payment of approximately $8 million and (ii) a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain acquired products. In addition, to the extent that any unfunded pension liability in the U.K. pension plan is less than $10.0 million, the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of Arch common stock. The contingent cash payment will be earned based upon cumulative global net sales of certain acquired products through 2005. The acquisition was financed principally from borrowings under the Company’s credit facility. For additional information concerning the acquisition see the footnotes included in the 10-Q as well as the Form 8-K/A filed by the Company on June 16, 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In February 2004, the Company funded rabbi trusts relating to three deferred compensation plans. The trust purchased marketable securities of $1.8 million and Company stock of $2.4 million, which are included in investing and financing activities, respectively.

Cash provided by financing activities in 2004 was primarily due to increased borrowings, this was partially offset by the dividends paid to shareholders of $9.1 million during the first six months of 2004.

Cash provided by financing activities in 2003 was due to increased borrowings due to the seasonal nature of the business and the cash proceeds from the termination of interest rate swap agreements of $7.1 million, which represented the fair market value of the contracts on the date of termination.

In June 2003, the Company entered into an unsecured $210.0 million revolving credit facility (“credit facility”), which expires in June 2006. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt / EBITDA). The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.00 for the quarter ending June 30, 2004, returning to 3.50 thereafter. The credit facility also contains an interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($66.3 million at June 30, 2004). As of June 30, 2004, facility fees payable on the credit facility are 0.40%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There was $75.2 million of available borrowings under the credit facility at June 30, 2004.

In May 2003, the Company terminated the interest rate swap agreements and entered into new interest rate swap agreements, pursuant to which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.9 million and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/EBITDA) covenants and the debt to total capitalization ratio covenant. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.00 as of the last day of the quarter ending June 30, 2004, returning to 3.50 thereafter. The debt to total capitalization ratio was amended to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002 ($46.6 million at June 30, 2004).

In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. As of June 30, 2003, the Company had sold $61.9 million of participation interests in accounts receivable under this program.

At June 30, 2004, the Company had $19.6 million of outstanding letters of credit. In addition, the Company had $7.7 million of letters of guarantee for its joint venture Planar Solutions’ borrowings. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

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

On July 22, 2004, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on September 1, 2004, to shareholders of record at the close of business on August 2, 2004.

Government Contract

The Company was notified by the U.S. Defense Energy Support Center (DESC) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award.

For 2003 and 2002, sales and operating income for the hydrazine business were $34.0 million and $42.0 million, and $2.1 million and $5.6 million, respectively. Of these historical sales, approximately $22.1 million and $24.0 million, related to the previous propellant supply agreement that expired April 30, 2004.

The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. As of June 30, the Company assessed the potential impairment of its entire hydrazine business, which consists of a hydrazine propellant and a hydrazine hydrate product line, as a result of the original DESC decision. This assessment was based upon a weighted average probability of cash flows, which included an estimate of obtaining the new contract. As a result of such assessments at June 30, the Company did not incur an impairment charge but has incurred severance costs in connection with headcount reductions at the Lake Charles, Louisiana manufacturing facility.

In July, the U.S. Government Accountability Office (GAO) informed Arch and the Defense Energy Support Center (DESC) that the GAO will sustain Arch’s formal protest of the DESC’s recent decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC has notified the Company that it has taken corrective action by re-opening the bidding process. The closing date for initial offers has been extended until September 9, 2004, and the DESC anticipates completing its contract-award decision shortly thereafter. In light of the DESC’s decision to re-bid the next long-term hydrazine propellant supply contract, the Company’s current outlook assumes that there will be no impairment and, as a result, depreciation and certain other costs (approximately $3 million) will continue in 2004. Third quarter and full-year guidance assumes no revenues from any awarding of a new propellants contract.

If the Company does not win the contract as a result of re-opening the bidding process, the Company estimates the potential one-time pre-tax charge related to these decisions to be the following:

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business in the second half of 2004. As of September 30, 2004, the estimate of the amount of the impairment would be approximately $14 million, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for shutdown costs and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $16 million. These one-time cash costs are expected to be mostly offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19 million. The projected annual cash flows relating to these decisions are estimated to be the following over the next four years and beyond:

Cash Inflow (Outflow)	2004	2005	2006	2007	Thereafter
$ in millions
Contractual obligations	$(1.0)	$(2.3)	$(2.3)	$(2.3)	$(9.2)
Shutdown costs	—	(1.0)	—	(2.0)	—

Sub-total	(1.0)	(3.3)	(2.3)	(4.3)	(9.2)
U.S. government receipts	8.5	—	—	13.5	—

Net Cash Flows	7.5	(3.3)	(2.3)	9.2	(9.2)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The net aggregate pre-tax charge for one-time items, including the restructuring charge of $2.1 million taken in the second quarter, is expected to be approximately $13 million, net of the payments to be received from the U.S. Government.

The 35-month contract secured in November 2003 for storage and distribution services of its hydrazine-based propellants products, valued at $4.3 million, is not affected by the DESC’s decision nor is the award in February 2004 to the Company of the $11.9 million Ultra Pure™ hydrazine 25-month supply contract. Although, the Company will no longer manufacture hydrazine products, it will continue to sell Ultra Pure™ hydrazine and hydrazine hydrates commercially by sourcing through third party producers.

New Accounting Pronouncement

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” which provides guidance on the accounting for the effects of the Medicare Act. FASB Staff Position 106-2, which requires measurement of the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost to reflect the effects of the Medicare Act, supercedes FASB Staff Position 106-1. FASB Staff Position 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company has not fully evaluated the impact of the Medicare Act’s benefits and subsidies on the Company’s accumulated benefit obligation for applicable post-retirement benefits.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2004 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the foreign currencies; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration, jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; reduction in expected government contract orders and/or the failure to be awarded a new U.S. government contract for hydrazine propellants; a determination that import duties were not properly paid in Brazil; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; gains or losses on derivative instruments and the lack of a successful integration of Avecia’s operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company was exposed to interest rate risk on approximately 60% of its outstanding borrowings including funding under its accounts receivable securitization program which are subject to floating rates. Based on the Company’s expected 2004 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $1.0 million to $2.0 million.

Foreign Currency Risk

At June 30, 2004, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $8.4 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.7 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At June 30, 2004 and 2003, the Company had no derivative commodity instruments outstanding. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene and copper metal. Holding other variables constant, a 10 percent adverse change in the price of propylene and copper metal would decrease the Company’s results of operations and cash flows by approximately $1 million each. Holding other variables constant, a 10 percent adverse change in the price of natural gas would decrease the Company’s results of operations and cash flows by approximately $0.5 million.

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

(c ) As described in Item 2 of Part I of this Report, the Company completed its previously announced acquisition of Avecia’s pool & spa and protection & hygiene businesses. In connection with the acquisition, 111,625 shares of the Common Stock, $1 par value per share, of the Company were issued on May 7, 2004 to Avecia, Inc., a Delaware corporation, in a delayed closing as part of the exchange of the Avecia business located in Spain. The shares issued were not registered under the Securities Act of 1933, as amended (the “1933 Act”); however, the Company has granted Avecia, Inc. and its affiliates piggyback registration rights in certain circumstances in connection with the shares. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act based on the representations purchaser made to the Company.

See Item 2 of Part II of the Company’s Form 10-Q for the quarter ended March 31, 2004 regarding an earlier share issuance in connection with this acquisition.

(e) The Company has three rabbi trusts established for the purpose of funding deferral obligations under its employee and director compensation plans. The trusts are revocable except in certain circumstances. In that connection, Citizens Bank, as trustee of each trust, purchases a variety of securities, including shares of the Company’s common stock, that reflect the value of the participants’ deferrals based on the participants’ selections of phantom investment vehicles, including phantom shares of the Company’s common stock. During the second quarter of 2004, pursuant to previously received instructions of participants, such trustee acquired shares of the Company’s common stock for the rabbi trusts in the open market as indicated in the table below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 through April 30, 2004	0	0	0	N/A
May 1, 2004 through May 31, 2004	1,662	$26.14	0	N/A
June 1, 2004 through June 30, 2004	0	0	0	N/A

Total	1,662	$26.14	0	N/A

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 23, 2004. Of the 22,570,740 shares of common stock entitled to vote at such meeting, at least 21,471,009 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Richard E. Cavanagh and Michael O. Magdol as Class II directors with a term expiring in 2007 and Janice J. Teal as a Class I director with a term expiring in 2006. Votes cast for and votes withheld in the election of Directors were as follows:

	FOR	WITHHELD
Richard E. Cavanagh	20,983,318	487,691
Michael O. Magdol	20,966,513	504,496
Janice J. Teal	21,034,604	436,405

There were no abstentions or broker non-votes. The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Company for 2004. Voting for the resolution ratifying the appointment were 20,905,262 shares. Voting against were 475,792 shares. Abstaining were 89,955 shares. There were no broker non-votes.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

3.	Bylaws of the Company as amended July 22, 2004.

10.1	Form of Amendment No. 1 to Executive Agreement.

10.2	Tier II Change in Control Agreement, dated July 28, 2004, between Arch Chemicals, Inc. and Philippe Gouby.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Except for (i) a Form 8-K filed on April 2, 2004 with respect to Items 5 and 7, (ii) Form 8-K filed on April 5, 2004 with respect to Items 5 and 7 thereof, (iii) a Form 8-K filed on April 19, 2004 with respect to Items 2 and 7 thereof, (iv) a Form 8-K filed on April 30, 2004 with respect to Items 7 and 12 thereof, (v) a Form 8-K filed on May 3, 2004 with respect to Items 7 and 9 thereof, and (vi) a Form 8-K/A filed on June 16, 2004 with respect to Item 7 thereof, no reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

August 5, 2004	By:	/s/ LOUIS S. MASSIMO
Louis S. Massimo Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.	Bylaws of the Company as amended July 22, 2004.

10.1	Form of Amendment No. 1 to Executive Agreement.

10.2	Tier II Change in Control Agreement, dated July 28, 2004, between Arch Chemicals, Inc. and Philippe Gouby.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

II-4