Form 10-Q
period 2004-09-30
ARCH CHEMICALS INC
filed 2004-11-08
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, there were 23,463,149 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38.7	$64.8
Accounts receivable, net	152.1	124.9
Short-term investment	14.1	43.3
Inventories, net	172.8	141.6
Other current assets	26.1	27.9

Total current assets	403.8	402.5
Investments and advances - affiliated companies at equity	41.0	38.2
Property, plant and equipment, net	290.5	281.4
Goodwill	204.4	137.3
Other intangibles	154.0	61.1
Other assets	55.2	55.9

Total assets	$1,148.9	$976.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19.4	$0.7
Accounts payable	164.1	139.9
Accrued liabilities	99.5	88.5

Total current liabilities	283.0	229.1
Long-term debt	291.2	218.5
Other liabilities	202.9	191.1

Total liabilities	777.1	638.7
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share,
Authorized 100.0 shares: 23.4 shares issued and outstanding (22.5 in 2003)	23.4	22.5
Additional paid-in capital	416.6	398.2
Retained earnings	33.4	13.4
Accumulated other comprehensive loss	(101.6)	(96.4)

Total shareholders’ equity	371.8	337.7

Total liabilities and shareholders’ equity	$1,148.9	$976.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$316.7	$256.2	$998.2	$789.0
Cost of goods sold	231.4	182.8	712.7	560.4
Selling and administration	68.3	66.0	209.7	181.2
Research and development	6.2	5.8	19.3	17.4
Equity in (earnings) of affiliated companies	(5.0)	(3.4)	(13.3)	(7.5)
Other (gains) and losses	1.5	(2.5)	1.2	(2.5)
Restructuring	—	—	1.7	0.6

Income from continuing operations before interest, taxes and cumulative effect of accounting change	14.3	7.5	66.9	39.4
Interest expense	5.6	4.3	15.3	13.0
Interest income	0.3	0.1	0.7	0.4

Income from continuing operations before taxes and cumulative effect of accounting change	9.0	3.3	52.3	26.8
Income tax expense	3.2	1.2	18.3	9.6

Income from continuing operations before cumulative effect of accounting change	5.8	2.1	34.0	17.2
Income (loss) from discontinued operations, net of tax	—	0.6	—	(1.8)
Gain (loss) on sales of discontinued operations, net of tax	(0.2)	15.0	(0.2)	15.0
Cumulative effect of accounting change, net of tax	—	—	—	(0.4)

Net income	$5.6	$17.7	$33.8	$30.0

Basic income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.25	$0.09	$1.47	$0.76
Income (loss) from discontinued operations	—	0.03	—	(0.08)
Gain (loss) on sales of discontinued operations	(0.01)	0.66	(0.01)	0.66
Cumulative effect of accounting change	—	—	—	(0.02)

Basic income per common share	$0.24	$0.78	$1.46	$1.32

Diluted income (loss) per common share:
Continuing operations before cumulative effect of accounting change	$0.25	$0.09	$1.45	$0.76
Income (loss) from discontinued operations	—	0.03	—	(0.08)
Gain (loss) on sales of discontinued operations	(0.01)	0.66	(0.01)	0.66
Cumulative effect of accounting change	—	—	—	(0.02)

Diluted income per common share	$0.24	$0.78	$1.44	$1.32

Weighted average common shares outstanding:
Basic	23.4	22.6	23.1	22.6

Diluted	23.7	22.7	23.4	22.6

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$33.8	$30.0
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Loss from discontinued operations	—	1.8
(Gain) loss on sale of discontinued operations	0.2	(15.0)
Cumulative effect of accounting change	—	0.4
Equity in earnings of affiliates	(13.3)	(7.5)
Other (gains) and losses	1.2	(2.5)
Depreciation and amortization	43.3	39.1
Deferred taxes	6.1	—
Restructuring	1.7	0.6
Restructuring payments	(3.3)	(4.0)
Changes in assets and liabilities, net of purchase and sales of businesses
Accounts receivable securitization program	49.2	(33.5)
Receivables	(18.5)	(30.0)
Inventories	(4.6)	16.4
Other current assets	(0.2)	1.4
Accounts payable and accrued liabilities	11.4	(1.3)
Noncurrent liabilities	0.9	1.6
Other operating activities	9.9	6.3

Net operating activities from continuing operations	117.8	3.8
Change in net assets held for sale	—	(13.5)

Net operating activities	117.8	(9.7)

Investing activities
Capital expenditures	(13.5)	(12.4)
Business acquired in purchase transaction, net of cash acquired	(215.9)	(2.5)
Proceeds from sales of businesses	—	61.5
Proceeds from sales of building and land	1.2	2.0
Other investing activities	(0.2)	1.6

Net investing activities	(228.4)	50.2

Financing activities
Long-term debt borrowings	207.0	15.0
Long-term repayments	(132.5)	(15.8)
Short-term debt borrowings (repayments), net	18.6	1.2
Dividends paid	(13.8)	(13.5)
Other financing activities	3.6	6.7

Net financing activities	82.9	(6.4)

Effect of exchange rate changes on cash and cash equivalents	1.6	1.2

Net increase in cash and cash equivalents	(26.1)	35.3
Cash and cash equivalents, beginning of year	64.8	12.2

Cash and cash equivalents, end of period	$38.7	$47.5

Supplemental cash flow information
Taxes paid (refunds), net	$6.8	$5.3

Interest paid	$20.3	$17.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (including its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2003. The results of the recently acquired Avecia pool & spa and protection & hygiene businesses (“Avecia”) have been reflected in the Company’s condensed consolidated financial statements beginning on April 2, 2004 (see Note 16). The Company’s treatment products segment is seasonal in nature, in particular its HTH water products business which includes the newly acquired pool & spa business, as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options with exercise prices greater than the average market price of the Company’s common stock of approximately 1.0 million and 1.0 million, and 1.0 million and 1.5 million for the three and nine months ended September 30, 2004 and 2003, respectively, are not included in the computation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic	23.4	22.6	23.1	22.6
Common equivalent shares from stock options using the treasury stock method	0.3	0.1	0.3	—

Diluted	23.7	22.7	23.4	22.6

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

The fair value of each Arch option granted was estimated on the date of grant using the Black-Scholes option pricing model. There have been no options granted during 2004. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the date of the grant, the Company’s pro forma net income and basic and diluted earnings per share are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$5.6	$17.7	$33.8	$30.0
Stock-based employee compensation expense, net of tax	—	(0.2)	—	(0.6)

Pro forma net income	$5.6	$17.5	$33.8	$29.4

Earnings per share:
Basic – as reported	$0.24	$0.78	$1.46	$1.32
Basic – pro forma	$0.24	$0.77	$1.46	$1.30
Diluted – as reported	$0.24	$0.78	$1.44	$1.32
Diluted – pro forma	$0.24	$0.77	$1.44	$1.30

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

4. Accounts Receivable/Short-Term Investment

In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. As of September 30, 2004, the Company had sold $49.2 of participation interests in $63.3 of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2003. The fair value of the retained undivided interest of $14.1 and $43.3 at September 30, 2004 and December 31, 2003, respectively, is classified as a held-to-maturity debt security and is reflected as Short-term investment on the accompanying Condensed Consolidated Balance Sheet. The proceeds of the sale were used to fund seasonal working capital needs. The costs of the program for the three and nine months ended September 30, 2004 and 2003 of $0.3 and $0.7, and $0.2 and $0.7, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. Fair value of the retained undivided interest includes a reserve for credit losses and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

5. Inventories

	September 30, 2004	December 31, 2003
Raw materials and supplies	$53.1	$43.7
Work in process	14.9	14.7
Finished goods	147.2	123.5

Inventories, gross	215.2	181.9
LIFO reserve	(42.4)	(40.3)

Inventories, net	$172.8	$141.6

Approximately 45 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2004 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2004.

6. Investments and Advances – Affiliated Companies at Equity

Summarized unaudited financial information for FUJIFILM Arch is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Results of Operations
Sales	$77.3	$56.5	$220.0	$140.5
Income from operations before tax	12.3	6.7	30.7	12.4
Net Income	7.7	3.8	18.0	7.0

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment Products	Microelectronic Materials	Performance Products	Total
Balance, December 31, 2003	$2.4	$30.3	$73.4	$106.1	$26.8	$4.4	$137.3
Avecia acquisition	28.9	41.0	—	69.9	—	—	69.9
Foreign Exchange & Other	—	(2.8)	—	(2.8)	—	—	(2.8)

Balance, September 30, 2004	$31.3	$68.5	$73.4	$173.2	$26.8	$4.4	$204.4

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1.7	$1.6	$0.1	$1.7	$1.6	$0.1
Customer lists	56.6	6.4	50.2	23.8	3.9	19.9
Toxicology database	16.7	0.6	16.1	—	—	—
Other	16.3	6.7	9.6	15.5	5.5	10.0

Total amortizable other intangibles	91.3	15.3	76.0	41.0	11.0	30.0
Trademarks	45.9	0.4	45.5	31.5	0.4	31.1
Developed technology	32.5	—	32.5	—	—	—

Total non-amortizable other intangibles	78.4	0.4	78.0	31.5	0.4	31.1

Total other intangibles	$169.7	$15.7	$154.0	$72.5	$11.4	$61.1

The goodwill and certain identifiable intangible assets related to the Avecia acquisition included in the tables above are preliminary and are based on estimates of fair values. The fair value is subject to change upon receipt of the final results of an appraisal of the fair value of the assets and liabilities of Avecia, as well as identification of certain intangible assets (see Note 16).

Amortization expense for the three and nine months ended September 30, 2004 and 2003 was $1.4 and $3.3, and $0.5 and $1.6, respectively. Estimated amortization expense is $4.7 for the year ended December 31, 2004 and $5.6 each for the years ending December 31, 2005 through 2008.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter, the Company completed these procedures and concluded that no impairment existed as of January 1, 2004.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

8. Debt

In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt / EBITDA) for its revolving credit facility. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.25 for the quarter ending March 31, 2004, 4.00 for the quarter ending June 30, 2004, returning to 3.50 thereafter. The credit facility also contains an interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 (the amount available for restricted payments at September 30, 2004 was $61.9). As of September 30, 2004, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There was $75.0 outstanding under the credit facility at September 30, 2004.

In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt / EBITDA) covenants and the debt to total capitalization ratio requirement for its senior notes. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.25 as of the last day for the quarter ending March 31, 2004, 4.00 as of the last day of the quarter ending June 30, 2004, returning to 3.50 thereafter. The debt to total capitalization ratio was amended to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. In addition the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002 (the amount available for restricted payments at September 30, 2004 was $44.8).

At September 30, 2004, the Company had $20.4 of outstanding letters of credit and $7.5 of letters of guarantee. As of September 30, 2004, the Company has agreed to guarantee 50% or up to $8.5 of Planar Solutions’ (a joint venture) borrowings ($7.5 at September 30, 2004), which is provided by the Company’s joint venture partner and expires in May 2005. The Company would be required to perform under the above guarantee in the case of nonpayment by Planar Solutions.

9. Derivative Instruments and Hedging

The Company accounts for derivatives in accordance with SFAS 133, as amended by SFAS No. 137 and SFAS No. 138.

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2004. During the three and nine months ended September 30, 2004 and 2003, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. The fair value of the foreign currency contracts is included in Other current assets and Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2004 and 2003, the Company recorded income (loss) of $(0.1) and $0, and $0.3 and $0.1, respectively, in Other Comprehensive

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges. During 2004 there were no gains or losses realized and during the nine months ended September 30, 2003, the Company recorded a net loss $(0.1), in Selling and Administration expenses related to the change in fair value of derivatives which did not qualify for hedge accounting and the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 principal amount of unsecured senior notes for a floating interest rate based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.3 and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheet at September 30, 2004, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of September 30, 2004 and 2003, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.6	$1.7	$5.2	$5.0
Interest cost on the projected benefit obligation	3.0	3.0	9.5	9.1
Expected return on plan assets	(2.7)	(3.0)	(8.5)	(8.9)
Amortization of prior service cost	0.2	0.2	0.5	0.5
Recognized actuarial loss	0.4	0.1	1.2	0.3

Net periodic benefit cost	$2.5	$2.0	$7.9	$6.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.2	$0.5	$0.4
Interest cost on the projected benefit obligation	0.2	0.2	0.6	0.6
Amortization of prior service cost	—	(0.1)	(0.1)	(0.1)
Recognized actuarial loss	—	—	0.1	—

Net periodic benefit cost	$0.4	$0.3	$1.1	$0.9

As of September 30, 2004 and 2003, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.3	$0.5	$0.9
Interest cost on the projected benefit obligation	4.4	3.8	13.2	11.4
Expected return on plan assets	(4.6)	(4.0)	(13.9)	(12.0)
Recognized actuarial loss	0.6	0.4	1.9	1.0

Net periodic benefit cost	$0.6	$0.5	$1.7	$1.3

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

As the Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the Company expects the cash funding to be approximately $8.0 for the Arch retirement plans and approximately £5.5 million (approximately $10) for its Hickson U.K. and Hickson U.K. senior executive retirement plans. As of September 30, 2004, $5.8 had been contributed for the Arch U.S. pension plans and £2.9 million (approximately $5) for its Hickson U.K. and Hickson U.K. Senior Executive retirement plans.

Deferred Compensation Plans

The Board of Directors of the Company had previously adopted three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors (the “Directors Plan”), the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. The non-employee Directors participate only in the Directors Plan while officers and certain other key employees are eligible to participate in the other two plans. These plans permit or require their participants to defer a portion of their compensation. The participants’ compensation deferrals’ are adjusted for changes in value of phantom shares of common stock of the Company and in other phantom investment vehicles. The Company established a rabbi trust for each of these plans (collectively, the “Rabbi Trust”). The Rabbi Trust invests its assets in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, which generally are expected to generate returns consistent with those credited to the participants. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity ($2.4 at September 30, 2004), with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Condensed Consolidated Statements of Operations. The other assets of the Rabbi Trust are reported at fair market value in Other assets in the Condensed Consolidated Balance Sheets ($1.9 at September 30, 2004). The deferred compensation liability in Other liabilities in the Condensed Consolidated Balance Sheets reflects the fair market value of the plan participants’ compensation deferrals ($4.4 million at September 30, 2004). Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Condensed Consolidated Statements of Operations.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$5.6	$17.7	$33.8	$30.0
Foreign currency translation adjustments	—	(2.6)	(5.2)	8.6
Net unrealized gain (loss) on derivative instruments	(0.1)	0.3	—	0.1

Total other comprehensive income	(0.1)	(2.3)	(5.2)	8.7

Comprehensive income	$5.5	$15.4	$28.6	$38.7

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

12. Accumulated Net Unrealized Gain on Derivative Instruments

Changes in the accumulated net unrealized gain on derivative instruments for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance of accumulated net unrealized gain on derivative instruments	$0.1	$0.1	$—	$0.3
Net gain (loss) on cash flow hedges	—	—	—	(0.1)
Reclassification into earnings	(0.1)	0.3	—	0.2

Ending balance of accumulated net unrealized gain on derivative instruments	$—	$0.4	$—	$0.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales:
Treatment Products:
HTH Water Products	$83.0	$75.4	315.5	$250.5
Personal Care & Industrial Biocides	65.5	37.1	172.9	112.9
Wood Protection & Industrial Coatings	86.2	68.1	267.8	200.1

Total Treatment Products	234.7	180.6	756.2	563.5
Microelectronic Materials	39.9	36.5	119.1	109.0
Performance Products:
Performance Urethanes	37.6	31.5	103.6	90.4
Hydrazine	4.5	7.6	19.3	26.1

Total Performance Products	42.1	39.1	122.9	116.5

Total Sales	$316.7	$256.2	$998.2	$789.0

Operating Income (Loss):
Treatment Products:
HTH Water Products	$(6.7)	$(0.8)	$24.1	$20.7
Personal Care & Industrial Biocides	17.2	7.2	38.8	22.1
Wood Protection & Industrial Coatings	7.3	4.1	21.4	10.4

Total Treatment Products	17.8	10.5	84.3	53.2
Microelectronic Materials	5.0	0.6	8.3	0.1
Performance Products:
Performance Urethanes	(1.8)	(2.0)	(6.9)	(5.9)
Hydrazine	(1.3)	0.3	(1.1)	1.2

Total Performance Products	(3.1)	(1.7)	(8.0)	(4.7)
Corporate Unallocated	(5.4)	(1.9)	(16.0)	(8.6)

Total Segment Operating Income before Restructuring	$14.3	$7.5	$68.6	$40.0
Restructuring	—	—	(1.7)	(0.6)

Total Operating Income	$14.3	$7.5	$66.9	$39.4

Capital Spending:
Treatment Products:
HTH Water Products	$0.9	$0.9	$2.8	$1.9
Personal Care & Industrial Biocides	1.1	0.9	3.3	2.8
Wood Protection & Industrial Coatings	1.2	0.9	4.2	2.0

Total Treatment Products	3.2	2.7	10.3	6.7
Microelectronic Materials	0.6	0.9	1.6	2.1
Performance Products:
Performance Urethanes	0.2	0.6	0.7	2.3
Hydrazine	—	0.1	0.9	1.3

Total Performance Products	0.2	0.7	1.6	3.6

Total Capital Spending	$4.0	$4.3	$13.5	$12.4

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

Segment operating income (loss) includes the equity in earnings (losses) of affiliated companies and an allocation of corporate charges based on various allocation bases. Segment operating income (loss) excludes interest income, interest expense, restructuring, and certain unallocated expenses of the corporate headquarters. A pre-tax gain of $2.5 on the sale of excess land is included in the corporate unallocated operating expenses for the three and nine months ended September 30, 2003. The Company believes the exclusion of restructuring from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

14. Restructuring

The 2004 restructuring charge includes $2.1 for headcount reductions of approximately 40 employees in the hydrazine business, offset by a reduction in the prior years’ restructuring reserves of $0.4 million for revisions to previous plans’ estimates.

The following table summarizes activity related to its restructuring plans:

	Severance Costs	Asset Write-downs	Other Items	Total
Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	(1.4)	—	—	(1.4)
Utilized	—	(11.0)	—	(11.0)

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	(11.0)	—	(1.6)	(12.6)
Reclass postemployment liability	(2.5)	—	—	(2.5)
Reserve reduction	(0.3)	—	(1.2)	(1.5)

Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	(6.1)	—	(0.5)	(6.6)
Reclass postemployment liability	(0.5)	—	—	(0.5)
Utilized	—	—	(0.4)	(0.4)

Balance at December 31, 2002	5.2	—	2.3	7.5
2003 Activity:
Provision	2.5	—	—	2.5
Payments	(3.8)	—	(0.7)	(4.5)
Utilized	(0.6)	—	—	(0.6)
Reserve reduction	(1.9)	—	(1.2)	(3.1)

Balance at December 31, 2003	1.4	—	$0.4	$1.8
2004 Activity:
Provision	2.1	—	—	2.1
Payments	(1.3)	—	(0.1)	(1.4)
Utilized	(0.2)	—	—	(0.2)
Reserve reduction	(0.2)	—	(0.2)	(0.4)

Balance at September 30, 2004	$1.8	$—	$0.1	$1.9

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

As of September 30, 2004, $41.7 had been charged against restructuring reserves. As of September 30, 2004, all employees from each restructuring program in the prior years have been terminated with a portion still receiving benefits under the 2002 and 2003 programs. The majority of the employees from the 2004 restructuring program have been terminated as of September 30, 2004.

At September 30, 2004, $1.9 of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The parties have reached an agreement to settle a portion of the litigation that involves claims by plaintiffs who are individuals. This agreement has received court approval and the settlement amount has been paid by the Company. The balance of the litigation primarily involves claims by a number of businesses for property damage. The Company has provided for its exposure in this litigation, $3.0, including the amount of its participation in the settlement, and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the remaining plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

In March 2004, in the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the federal district court has ruled that the requirements for a class action have not been met and has denied class action status to this case. The parties have entered an agreement to settle the claims of the individual plaintiffs for a nominal amount, and a motion to dismiss the case with prejudice has been filed by the parties.

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

In March 2004, a jury in the U.S. District Court for the District of New Jersey awarded Arch Personal Care Products, a wholly-owned subsidiary of the Company, approximately $7.0 in damages after finding, among other things, one of the defendants had breached his non-compete obligations to Arch Personal Care Products. In July 2004, the parties reached agreement to settle $6.6 of the judgment for $6.1, of which $3.1 and $6.1 has been recognized in the results for the three and nine months ended September 30, 2004, respectively.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 per plaintiff. The Company is effectively self-insured for the first $3.0 in this case, regardless of the number of plaintiffs. The case has been removed to the U.S. district court in Oregon by the Company and plaintiffs have moved to return the case to state court. During the second quarter, the Company recorded $3.0 of self-insurance reserves related to its potential exposure in this case.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. In July 2004, the Company was notified of a claim for unpaid state import duties, including interest and potential penalties. During the third quarter, the Company accrued $2.1 for the estimated taxes and related interest for this claim. As of September 30, 2004, the Company had estimated contingent liabilities related to this claim up to $1.8.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

There are a variety of other legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the nine months ended September 30, 2004.

See the Company’s Form 10-K for the year ended December 31, 2003 for additional information.

16. Acquisition

Avecia Acquisition

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The results of these operations have been included in the accompanying condensed consolidated financial statements since that date. The pool & spa segment of the business manufactures chlorine-free sanitizers for pools and spas. The protection & hygiene business manufactures preservatives, fungicides and disinfectants for industrial and consumer products. As a result of this acquisition, the Company expects to increase participation in the specialty pool & spa dealer channel as well as expand product offerings in the industrial and consumer segments of the biocides market. The total purchase price, net of cash acquired, was approximately $231.6, inclusive of expenses and a final working capital payment of $7.4. The payment consisted of cash and 669,750 shares of Arch common stock which was valued at $15.7. The fair value of the common stock issued was determined based on the average market price of Arch’s common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced, including a discount due to the fact that the shares contain certain restrictions that limit their immediate marketability. The shares issued may not be transferred without being registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration. Generally speaking, the Company has granted Avecia, Inc. and its affiliates piggyback registration rights in certain circumstances in connection with the shares if the Company were to file a registration statement for the issuance of shares. The purchase price is further subject to a contingent payment of up to $5.0 in cash based upon earnings attributable to North American sales of certain acquired products. In addition, to the extent that any unfunded pension liability in the U.K. pension plan is less than $10.0, the purchase price would be adjusted upwards by the difference between $10.0 and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of Arch common stock. The contingent cash payment will be earned based upon cumulative global net sales of certain acquired products through 2005. The acquisition was financed principally from borrowings under the Company’s revolving credit facility.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement.

At April 2, 2004
Current Assets	$60.0
Property and equipment	38.8
Intangible Assets	96.8
Goodwill	69.9

Total assets acquired	265.5
Current Liabilities	23.7
Long-term liabilities	10.2

Total liabilities assumed	33.9

Net assets acquired	$231.6

Included in the current liabilities in the opening balance sheet is an accrual for $4.6 for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S. As of September 30, 2004, $1.9 in payments have been made. The major actions of these plans should be completed by the end of the year.

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

Of the $96.8 of acquired intangible assets, $14.4 was assigned to tradenames and $32.5 was assigned to developed technology, both intangible assets are not subject to amortization as they have been preliminarily estimated to have indefinite lives. The remaining $49.9 of acquired intangible assets have a preliminary weighted average useful life of approximately 14 years. The intangible assets that make up that amount include customer lists of $32.8 (14-year weighted-average useful life), a toxicology database of $16.7 (15-year life) and a non-compete agreement of $0.4 (5-year life).

The $69.9 of goodwill was assigned to pool & spa and protection & hygiene businesses in the amounts of $28.9 and $41.0 respectively.

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

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of “the Company”. The Avecia pool & spa business is seasonal in nature as its products are primarily used in the U.S. residential pool market. Therefore, the results of Avecia for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year

	Nine Months Ended September 30,
	2004	2003
Sales	$1,037.3	$903.7
Income from continuing operations before cumulative effect of accounting change	36.7	23.6
Net Income	36.5	36.3
Basic income per common share
Continuing operations before cumulative effect of accounting change	$1.57	$1.01
Net Income	$1.56	$1.56
Diluted income per common share
Continuing operations before cumulative effect of accounting change	$1.55	$1.01
Net Income	$1.54	$1.56

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

17. Government Contracts

Hydrazine Propellants Supply Contract

The Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award. In July 2004, the U.S. Government Accountability Office (“GAO”) informed Arch and the DESC that the GAO will sustain the Company’s formal protest of the DESC’s recent decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC has notified the Company that it has taken corrective action by re-opening the bidding process. The closing date with price proposals has been extended to December 10, 2004, and the DESC anticipates completing its contract-award decision soon thereafter.

For 2003 and 2002, sales and operating income for the hydrazine business were $34.0 and $42.0, and $2.1 and $5.6, respectively. Of these historical sales, approximately $22.1 and $24.0 related to the previous propellant supply agreement that expired on April 30, 2004.

The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. As of September 30, the Company reassessed the potential impairment of its entire hydrazine business, which consists of a hydrazine propellant and a hydrazine hydrate product line, as a result of the original DESC decision. This assessment was based upon a weighted average probability of cash flows, which included an estimate of obtaining the new contract. As a result of such reassessments at September 30, 2004, the Company did not incur an impairment charge but has incurred severance costs in connection with headcount reductions at the Lake Charles, Louisiana manufacturing facility.

If the Company ultimately does not win the contract as a result of re-opening the bidding process, the Company estimates the potential one-time pre-tax charge related to these decisions to be the following:

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business in the fourth quarter of 2004. As of September 30, 2004, the estimate of the amount of the impairment would be approximately $13, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for shutdown and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $15. These one-time cash costs are expected to be more than offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19. The projected annual cash flows relating to these decisions are estimated to be the following over the next four years and beyond:

	2005	2006	2007	Thereafter
Cash Inflow (Outflow)
Contractual obligations	$(2.3)	$(2.3)	$(2.3)	$(9.2)
Shutdown costs	(1.0)	—	(2.0)	—

Sub-total	(3.3)	(2.3)	(4.3)	(9.2)
U.S. government receipts	8.5	—	13.5	—

Net Cash Flows	$5.2	$(2.3)	$9.2	$(9.2)

The net aggregate pre-tax charge for one-time items, including the restructuring charge of $2.1 taken in the second quarter, is expected to be approximately $11, net of the payments to be received from the U.S. Government.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

($ in millions, except share amounts)

The 35-month contract secured in November 2003 for storage and distribution services of the DESC’s hydrazine-based propellants products, valued at $4.3, is not affected by its decision nor is the award in February 2004 to the Company of the $11.9 million Ultra PureTM hydrazine 25-month supply contract. Although the Company does not currently manufacture hydrazine, it will continue to manufacture and sell Ultra PureTM hydrazine from existing hydrazine inventory and proprietary blends using hydrazine sourced through third party producers.

18. Subsequent Event

Sale of the Microelectronic Materials Business:

On October 25, 2004, the Company signed a definitive agreement to sell the majority of the operations of its Microelectronic Materials business to Fuji Photo Film Co., Ltd. for approximately $160 million. The transaction, which is expected to close by the end of the year, is subject to regulatory approvals and other customary closing conditions. The transaction sales price is subject to a final post-closing working capital adjustment.

The transaction includes the Company’s microelectronics manufacturing facilities and research and development facilities located in North America, Europe and Asia, and its 49 percent ownership of FUJIFILM Arch Co., Ltd., the Company’s joint venture with Fuji Photo Film Co., Ltd. in Japan. These facilities manufacture and supply a wide range of products, which includes photoresists, formulated products, polyimides and thin film systems, to semiconductor manufacturers and to flat panel display manufacturers throughout the world. Arch will retain its 50 percent interest in Planar Solutions, LLC, the Company’s joint venture with Wacker Chemical Corporation for the production and sale of chemical mechanical planarization (CMP) slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and the chemical management services business (“CMS”). The Company will pursue all strategic options for its CMS business, including its sale. Sales of the CMS business in 2003 were approximately $10 million. The Company will continue to supply certain products for a transition period to the Microelectronic Materials business from its Brandenburg, Kentucky facility.

The Microelectronic Materials businesses to be sold had sales of approximately $135 million in 2003, earnings before interest and taxes of $1.9 million (including allocation of corporate charges), depreciation and amortization of $11.6 million and capital spending of $2.9 million. Equity in earnings and cash dividends from the Company’s FUJIFILM Arch Co., Ltd. joint venture were $6.1 million and $2.0 million, respectively, in 2003. For the nine months ended September 30, 2004, the Microelectronic Materials businesses to be sold had sales of approximately $110 million, earnings before interest and taxes of $9.2 million (including the allocation of corporate charges), depreciation and amortization of $7.5 million and capital spending of $1.1 million. Equity in earnings and cash dividends from the Company’s FUJIFILM Arch Co., Ltd. joint venture were $10.3 million and $4.4 million, respectively. The estimated proceeds from the divestiture will be principally used to pay down debt. The Boards of Directors of both companies have approved the agreement.

Hickson organics:

A post-closing working capital adjustment related to the previously sold Hickson organics business of $4.4 was owed to the Company, of which $3.4 was disputed by the purchaser of the business. On October 26, 2004, the Company received a final determination of the working capital adjustment from an independent third party appointed by the Company and the purchaser. The independent third party ruled in favor of the Company in an amount of $2.8 related to the disputed amount of $3.4. As a result, the difference of $0.6 has been recorded as a component of loss from the sale of discontinued operations during the third quarter. The remaining balance due from this post-closing working capital adjustment of $3.8 is included in Accounts receivable, net in the condensed consolidated financial statements as of September 30, 2004. On November 3, 2004, the Company received approximately $2.1 of the post-closing working capital adjustment. The remaining payment will be received during the fourth quarter of 2004.

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

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2004	2003	2004	2003
Sales	$316.7	$256.2	$998.2	$789.0

Gross Margin	$85.3	$73.4	$285.5	$228.6
Selling and Administration	68.3	66.0	209.7	181.2
Research and Development	6.2	5.8	19.3	17.4
Equity in (Earnings) of Affiliated Companies	(5.0)	(3.4)	(13.3)	(7.5)
Other (Gains) and Losses	1.5	(2.5)	1.2	(2.5)
Restructuring	—	—	1.7	0.6
Interest Expense, net	5.3	4.2	14.6	12.6
Income Tax Expense	3.2	1.2	18.3	9.6
Income (Loss) from Discontinued Operations, net of tax	—	0.6	—	(1.8)
Gain (Loss) on Sales of Discontinued Operations, net of tax	(0.2)	15.0	(0.2)	15.0
Cumulative Effect of Accounting Change, net of tax	—	—	—	(0.4)

Net Income	$5.6	$17.7	$33.8	$30.0

Diluted Income Per Common Share	$0.24	$0.78	$1.44	$1.32

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2004 Compared to 2003

Sales increased $60.5 million, or approximately 24 percent, due in part to the acquisitions of Avecia’s pool & spa and protection & hygiene businesses and Aquachlor (“acquisitions”) ($34.2 million or approximately 13 percent). Excluding the acquisitions, sales increased $26.3 million or approximately 11 percent, principally due to higher volumes (approximately nine percent). Favorable foreign exchange (approximately three percent) was partially offset by lower pricing (approximately one percent). Sales volumes were higher in the wood protection business due to the addition of new customers and favorable product mix as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and moldecides more than offset lower volumes of traditional CCA products. Sales volumes also increased in the industrial biocides business as a result of strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and HTH water products businesses. The lower pricing was principally in the water products and microelectronic materials businesses.

Gross margin percentage was 26.9% and 28.6% for 2004 and 2003, respectively. The change in gross margin percentage attributable to acquisitions was 1.0%. Excluding the impact of acquisitions, gross margin percentage was 25.9% in 2004. The decrease in margin percentage was primarily a result of higher raw material costs and lower pricing in the HTH water products business and lower propellant sales in the hydrazine business as a result of the expiration of the government contract.

Selling and administration expenses as a percentage of sales decreased to 21.6% in 2004 from 25.8% in 2003. Excluding the impact of acquisitions, selling and administration expenses as a percentage of sales were 20.8% in 2004. Selling and administration expenses increased in amount by $2.3 million. Excluding the impact of acquisitions ($9.3 million), selling and administration expenses decreased $7.0 million primarily due to the recognition of the balance of a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company in the personal care business ($3.1 million). In addition, lower legal-related expenses in the personal care, wood protection and water products businesses, approximately $3 million, were slightly offset by higher company-wide compensation and audit expenses. Included in the selling and administration expenses is an additional $0.9 million of amortization expense due to the preliminary identification of intangible assets acquired as part of the acquisition of the Avecia pool & spa and protection & hygiene businesses.

Research and development expenses were comparable to 2003 primarily due to cost reduction initiatives in the microelectronic materials segment, which were more then offset by increased spending in the treatment products segment due to the acquired protection & hygiene business

Equity in earnings of affiliated companies increased $1.6 million due to favorable operating results of the FUJIFILM Arch joint venture. The increase in income from the Company’s FUJIFILM Arch joint venture was principally driven by higher sales of advanced semiconductor and liquid crystal display products and stronger Asian demand.

Other (gains) and losses in 2004 includes a charge for a Brazilian state import tax claim of $2.1 million in the performance urethanes, water products and hydrazine businesses, slightly offset by the pre-tax gain on the sale of a building of $0.6 million in the personal care business. Other (gains) and losses in 2003 represents the pre-tax gain on the sale of excess land of $2.5 million.

Interest expense, net increased $1.1 million due to the higher debt levels as a result of the purchase of Avecia’s pool & spa and protection & hygiene businesses which were partially offset by the lower effective interest rates.

The tax rate on income from continuing operations for the three months ended September 30, 2004 and 2003 was 35% and 36%, respectively.

Loss from discontinued operations, net of tax, in 2003 reflects the results of operations and allocated interest expense of the Hickson organics Castleford business through August 11, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Loss on sale of discontinued operations, net of tax, in 2004 reflects the write-off of a portion of the post-closing working capital adjustment related to the previously sold Hickson organics business and associated legal expenses. This was partially offset by a state tax refund associated with the sale of the sulfuric acid business.

Gain on sale of discontinued operations, net of tax, in 2003 includes the after-tax gain of $16.5 million on the sale of substantially all the net assets of the Company’s sulfuric acid business. Also included in the gain on sale of discontinued operations is the after-tax loss of $1.5 million on the sale of the Company’s Hickson organics operations in Castleford, England.

Nine Months Ended September 30, 2004 Compared to 2003

Sales increased $209.2 million, or approximately 26 percent, due in part to the acquisitions ($97.1 million or approximately 12 percent). Excluding the acquisitions, sales increased $112.1 million or approximately 14 percent due to increased volumes (approximately 13 percent) primarily in the wood protection, industrial biocides and microelectronic materials businesses. Favorable foreign exchange (approximately three percent) was offset by lower pricing (approximately two percent). The favorable effect of foreign exchange was principally in the industrial coatings and HTH water products businesses and the lower pricing was principally in the HTH water products, wood protection and microelectronic materials businesses.

Gross margin percentage was 28.6% and 29.0% for 2004 and 2003, respectively. The increase in gross margin percentage attributable to acquisitions was 0.7%. Excluding the impact of acquisitions, gross margin percentage was 27.9% in 2004. The decrease in margin percentage from 2003 was primarily a result of lower propellant sales in the hydrazine business as a result of the expiration of the government contract and higher raw material and energy costs in the wood protection and the performance urethanes businesses. The decrease was partially offset by increased sales volumes for the industrial biocides business.

Selling and administration expenses as a percentage of sales decreased to 21.0% in 2004 from 23.0% in 2003. Excluding the impact of acquisitions, selling and administration expenses as a percentage of sales were 20.9% in 2004. These expenses increased by $28.5 million primarily due to acquisitions ($21.3 million). Excluding the impact of acquisitions, selling and administration expenses increased $7.2 million due to the unfavorable foreign exchange, approximately $6 million, higher company-wide insurance, compensation and audit expenses and higher costs associated with converting customers to CCA-alternative preservatives in the wood treatment business. These factors were partially offset by lower legal expenses in the personal care and wood protection businesses of approximately $4 million, slightly offset by higher self-insurance reserves for HTH water products business of approximately $2 million. The personal care business also benefited from the recognition of a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company, which was offset by higher self-insurance reserves for HTH water products. Included in selling and administration expense is $1.8 million of amortization expense due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses.

Research and development expenses increased $1.9 million primarily due to the acquired protection & hygiene business.

Equity in earnings of affiliated companies increased $5.8 million principally due to favorable operating results of the FUJIFILM Arch joint venture, partially offset by lower operating results of the Nordesclor joint venture. The increase in income from the Company’s FUJIFILM Arch joint venture was principally driven by higher sales of advanced semiconductor and liquid crystal display products, stronger Asian demand and, to a lesser extent, from a lower than anticipated effective tax rate for its most recently completed fiscal year.

Other (gains) and losses in 2004 includes a charge for a Brazilian state import tax claim of $2.1 million in the performance urethanes, water products and hydrazine businesses, offset by the pre-tax gain of $0.9 million on the sale of a building in the personal care business and excess land principally in the microelectronic materials business. Other (gains) and losses in 2003 represents the pre-tax gain on the sale of excess land of $2.5 million.

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

Interest expense, net increased $2.0 million due to the higher debt levels as a result of the purchase of Avecia’s pool & spa and protection & hygiene businesses which were partially offset by the lower effective interest rates.

The tax rate on income from continuing operations for the nine months ended September 30, 2004 and 2003 was 35% and 36%, respectively.

Loss from discontinued operations, net of tax, in 2003 reflects the results of operations and allocated interest expense of the Hickson organics Castleford business through August 11, 2003, as well as the results of the sulfuric acid business through June 30, 2003.

Loss on sales of discontinued operations, net of tax, in 2004 reflects the write-off of a portion of the post-closing working capital adjustment related to the previously sold Hickson organics business and associated legal expenses. This was partially offset by a state tax refund associated with the sale of the sulfuric acid business.

Gain on sales of discontinued operations, net of tax, in 2003 includes the after-tax gain of $16.5 million on the sale of substantially all the net assets of the Company’s sulfuric acid business. Also included in the gain on sale of discontinued operations is the after-tax loss of $1.5 million on the sale of the Company’s Hickson organics operations in Castleford, England.

Fourth Quarter and Full Year Outlook

The Company’s guidance assumes a full quarter of results from our Microelectronic businesses and prior to reclassification of its results as a discontinued business. After reclassification of these businesses as discontinued operations, the effective tax rate for continuing operations will increase due to the absence of the favorable tax impact for equity earnings from the FUJIFILM-Arch joint venture.

For the full-year 2004, sales are expected to increase approximately 22 to 24 percent over 2003. Earnings from continuing operations before restructuring are expected to be at the low end of our previous guidance of $1.15 to $1.25 per share range. This guidance reflects the $2.1 million charge for a Brazilian import tax claim recorded in the third quarter, as well as continuing increases in raw material and energy costs. Depreciation and amortization is estimated to be approximately $60 million. Capital spending is anticipated to be in the $20 to $25 million range, compared to the Company’s previous guidance of $25 to $30 million range.

Traditionally, Arch’s fourth quarter is the weakest due to the seasonality of its Treatment Products businesses, principally HTH water products. The Company anticipates the loss from continuing operations in the fourth quarter 2004 to be in the $0.24 to $0.34 per share range, compared to a loss of $0.09, which included restructuring income of $0.03 per share, for the prior-year quarter. This guidance includes the adverse impact caused by the continuing increases in raw material costs, particularly copper in the wood protection business, propylene in the performance urethanes business and chlorine in the HTH water products business. Furthermore, in light of the U.S. Defense Energy Support Center (“DESC”) decision to re-bid the next long-term hydrazine propellant supply contract, the Company continues to assume that there will be no impairment and, as a result, depreciation and certain other costs will continue. The impact on pre-tax earnings is approximately $1.5 million for the fourth quarter of 2004.

The Company was notified by the DESC that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award. In July, 2004, the U.S. Government Accountability Office (“GAO”) informed Arch and the DESC that the GAO will sustain Arch’s formal protest of the DESC’s recent decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC has notified the Company that it has taken corrective action by re-opening the bidding process. The closing date for initial offers has been extended until December 10, 2004, and the DESC anticipates completing its contract-award decision shortly thereafter. The hydrazine business consists of a hydrazine propellant and a hydrazine hydrate product line. For 2003 and 2002, sales and

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

operating income for the hydrazine business were $34.0 million and $42.0 million, and $2.1 million and $5.6 million, respectively. Of these historical sales, approximately $22.1 million and $24.0 million, related to the previous propellant supply agreement that expired April 30, 2004.

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

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business. The estimate of the amount of the impairment is approximately $13.0 million, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for shutdown and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $15 million. These one-time cash costs are expected to be more then offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19.0 million.

The net aggregate pre-tax charge for one-time items, including the restructuring charge of $2.1 taken in the second quarter, is expected to be approximately $11 million, net of the payments to be received from the U.S. Government.

The 35-month contract secured in November 2003 for storage and distribution services of the DESC’s hydrazine-based propellants products, valued at $4.3 million, is not affected by its decision nor is the award in February 2004 to the Company of the $11.9 million Ultra PureTM hydrazine 25-month supply contract. Although the Company does not currently manufacture hydrazine, it will continue to manufacture and sell Ultra PureTM hydrazine from existing hydrazine inventory and proprietary blends using hydrazine sourced through third party producers.

Segment Information

The Company has organized its business portfolio into three operating segments to reflect the Company’s business strategy. The three segments are treatment products, microelectronic materials and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. The performance products segment includes the performance urethanes and hydrazine businesses. The recently acquired Avecia pool & spa business is included in the results of the HTH water products business and the Avecia protection & hygiene business is included in the results of the personal care and industrial biocides business. The following compares segment sales and operating income for the three and nine months ended September 30, 2004 and 2003 (including equity in earnings of affiliated companies and excluding restructuring and certain unallocated expenses of the corporate headquarters):

Treatment Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$83.0	$75.4	$315.5	$250.5
Personal Care & Industrial Biocides	65.5	37.1	172.9	112.9
Wood Protection & Industrial Coatings	86.2	68.1	267.8	200.1

Total Treatment Products	$234.7	$180.6	$756.2	$563.5

Operating Income (Loss)
HTH Water Products	$(6.7)	$(0.8)	$24.1	$20.7
Personal Care & Industrial Biocides	17.2	7.2	38.8	22.1
Wood Protection & Industrial Coatings	7.3	4.1	21.4	10.4

Total Treatment Products	$17.8	$10.5	$84.3	$53.2

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2004 Compared to 2003

Sales increased approximately 30 percent and operating income increased by $7.3 million. The increase in sales is due to the acquisitions (approximately 19 percent), higher volumes and favorable product mix (approximately nine percent). Favorable foreign currency rates (approximately four percent) were more then offset by lower pricing (approximately two percent).

HTH Water Products

Sales increased $7.6 million, or approximately 10 percent, and operating results decreased $5.9 million. Sales increased $12.9 million, or approximately 17 percent, due to acquisitions of Avecia’s pool & spa business and Aquachlor. Excluding the impact of acquisitions, sales decreased approximately seven percent due to lower volumes (approximately seven percent) in the European and North American residential swimming pool market. Lower pricing (approximately three percent), primarily for branded chlorinated isocyanurates (Pace®), was offset by favorable foreign currency rates (approximately three percent). The lower volumes in Europe resulted from unfavorable weather conditions throughout Europe and increased competition in France. The lower North American sales resulted from unfavorable weather conditions that led to lower pool maintenance products and accessory volumes, partially offset by higher non-branded calcium hypochlorite volumes. Operating loss increased by $5.9 million as favorable foreign currency rates were more than offset by lower sales excluding acquisitions, higher raw material costs, increased selling and advertising expenses for pool dealer integration initiatives and the modest negative contribution from the acquisition of Avecia’s pool & spa business.

Personal Care and Industrial Biocides

Sales increased $28.4 million, or approximately 77 percent, and operating income increased $10.0 million. The increase in sales is partially due to the acquisition of Avecia’s protection and hygiene business ($21.3 million), increased international volumes for personal care intermediate products and continued strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. Excluding the impact of the acquisition, sales increased approximately 19 percent from the year-ago period. The increase in operating income is a result of the higher sales, the positive contribution from the acquisition and lower legal expenses, which were partially offset by higher selling and administration costs to support growth initiatives. In addition, this quarter’s operating results benefited ($3.1 million) from the recognition of the balance of a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company and from a gain on the sale of a building ($0.6 million).

Wood Protection & Industrial Coatings

Sales increased $18.1 million, or approximately 27 percent, and operating income increased $3.2 million. The increase in sales is principally due to favorable product mix, as higher volumes of Wolman® E, Tanalith® E (CCA-alternative products) and moldecides more than offset lower volumes of traditional CCA products. Sales also increased from the addition of new customers in the wood protection business and higher industrial coatings sales due to favorable foreign exchange. The improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market, driven by the voluntary withdrawal in the U.S. by wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. The improvement in operating income over the prior year is due to the higher sales volumes, lower CCA legal costs and favorable foreign currency, partially offset by higher raw material costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Nine Months Ended September 30, 2004 Compared to 2003

Sales increased approximately 34 percent and operating income increased $31.1 million. The increase in sales is due to the acquisitions (approximately 17 percent), higher volumes and favorable product mix (approximately 16 percent). Favorable foreign exchange (approximately four percent) was offset by lower pricing (approximately three percent).

HTH Water Products

Sales increased $65.0 million, or approximately 26 percent, and operating income increased $3.4 million, of which $53.8 million, or approximately 21 percent, is due to acquisitions of Avecia’s pool & spa business and Aquachlor. Excluding the impact of acquisitions, sales increased approximately five percent due principally to higher volumes (approximately five percent). The favorable foreign currency rates (approximately three percent) was offset by lower pricing (approximately three percent). The higher volumes were attributable to higher North American residential swimming pool volumes, which include branded calcium hypochlorite (HTH® and J3), pool maintenance products and accessories and non-branded calcium hypochlorite. The lower pricing is principally due to lower prices for branded chlorinated isocyanurates (Pace®). Operating income increased 16 percent as a result of the higher sales volumes and the positive contributions of the acquisitions partially offset by higher raw material costs as well as lower operating results of the Nordeschlor joint venture of $0.8 million.

Personal Care and Industrial Biocides

Sales increased $60.0 million, or approximately 53 percent, and operating income increased $16.7 million. The sales increase is primarily due to the acquisition of Avecia’s protection and hygiene business ($43.3 million). Excluding the impact of the acquisition, sales increased approximately 15 percent due principally to higher volumes (approximately 17 percent) and favorable foreign currency rates (approximately two percent), partially offset by lower pricing (approximately four percent) for antidandruff products. The higher volumes are attributable to strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. The increase in operating income is a result of the higher sales, lower legal expenses and the positive contribution from the acquisition, which were partially offset by higher selling and administration costs to support growth initiatives. In addition, the operating results benefited from a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company.

Wood Protection & Industrial Coatings

Sales increased $67.7 million, or approximately 34 percent, primarily due to higher volumes (approximately 29 percent) and favorable foreign currency exchange rates (approximately eight percent) for both businesses, partially offset by lower prices (approximately three percent). The increase in volumes is due to the addition of new customers and favorable product mix as higher volumes of Wolman® E, Tanalith® E (CCA-alternative products) and moldecides more than offset lower volumes of traditional CCA products. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market, driven by the voluntary withdrawal in the U.S. by wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. The increase in volumes was slightly offset by lower pricing on the Wolman® E product line compared to 2003. Operating income increased $11.0 million over the prior year due to higher sales, lower legal expenses and favorable foreign currency, partially offset by higher raw material costs and increased costs associated with converting customers to CCA-alternative preservatives.

Microelectronic Materials

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in millions)		($ in millions)
Results of Operations
Sales	$39.9	$36.5	$119.1	$109.0
Operating Income	5.0	0.6	8.3	0.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2004 Compared to 2003

Sales increased $3.4 million, or approximately nine percent, as a result of higher volumes (approximately 16 percent), favorable foreign exchange (approximately one percent), partially offset by lower prices (approximately eight percent). The increase in sales is principally due to higher photoresists demand in all regions, partially offset by pricing pressure in certain ancillary and polyimides product lines. Operating income increased by $4.4 million as a result of the higher sales and improved operating results from the Company’s FUJIFILM Arch joint venture, partially offset by the unfavorable effects of foreign exchange.

Nine Months Ended September 30, 2004 Compared to 2003

Sales increased $10.1 million or approximately nine percent. The increase in sales is due to higher volumes (approximately 14 percent), favorable foreign exchange (approximately two percent), partially offset by lower prices (approximately seven percent). Increased volumes for resist product lines across all regions were partially offset by pricing pressure in certain ancillary, polyimide and older generation resist product lines. Operating results improved as a result of the improved operating results of the Company’s FUJIFILM Arch joint venture, higher sales, favorable raw material pricing and lower legal costs. Lower selling and administration costs due to cost-reduction initiatives were partly offset by the effect of unfavorable foreign exchange. Operating results of the FUJIFILM Arch joint venture increased due to significantly higher sales as a result of market share gain for advanced photoresists and new products introduced in Asia for flat panel display applications.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$37.6	$31.5	$103.6	$90.4
Hydrazine	4.5	7.6	19.3	26.1

Total Performance Products	$42.1	$39.1	$122.9	$116.5

Operating Income (Loss)
Performance Urethanes	$(1.8)	$(2.0)	$(6.9)	$(5.9)
Hydrazine	(1.3)	0.3	(1.1)	1.2

Total Performance Products	$(3.1)	$(1.7)	$(8.0)	$(4.7)

Three Months Ended September 30, 2004 Compared to 2003

Sales increased approximately eight percent and operating results decreased by $1.4 million.

Performance Urethanes

Performance urethanes sales increased approximately 19 percent over the prior year as a result of higher North American volumes due to stronger demand and improved pricing for glycol and specialty polyol products. Operating results improved slightly as the higher sales and lower selling and administration expenses resulting from cost-reduction initiatives were mostly offset by higher raw material and energy costs as well as a charge for a Brazilian state import tax claim ($1.6 million). In addition, the 2003 results included a provision for bad debt expense related to the economic instability in Venezuela.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Hydrazine

Hydrazine sales decreased by $3.1 million, or approximately 41 percent. The lower sales were due to lower propellant revenues as a result of the expiration of a long-term propellants supply contract with the U.S. government on April 30, 2004, partly offset by increased demand for Ultra PureTM Hydrazine. Operating income was lower than prior year due to the lower hydrazine propellant revenues.

Nine Months Ended September 30, 2004 Compared to 2003

Performance Products sales increased $6.4 million and the operating results decreased $3.3 million to an operating loss of $8.0 million in 2004.

Performance Urethanes

Performance urethanes sales increased approximately 15 percent principally due to higher prices (approximately 11 percent) and higher volumes (approximately four percent). The improved volume is due to stronger demand in Latin America despite political instability in Venezuela, as well as improvement in the North American contract business and higher demand for North American specialty polyols. The higher pricing was principally due to the ability to pass on a portion of the higher raw material costs to our customers. Operating results decreased $1.0 million as higher raw material and energy costs more then offset pricing increases. In addition, 2004 results include a charge for a Brazilian state import tax claim of $1.6 million.

Hydrazine

Hydrazine sales decreased approximately 26 percent mainly due to lower propellant revenues as a result of the expiration of a long-term propellants supply contract with the U.S. government on April 30, 2004, partly offset by increased demand for hydrazine hydrates and Ultra PureTM Hydrazine. Operating income was lower due to the lower hydrazine propellant revenues.

Liquidity, Investment Activity and Other Financial Data

	Nine Months Ended September 30,
	2004	2003
	($ in millions)
Cash Flow Data
Provided By (Used For)
Accounts Receivable Securitization Program	$49.2	$(33.5)
Change in Working Capital	(11.9)	(13.5)
Net Operating Activities from Continuing Operations	117.8	3.8
Capital Expenditures	(13.5)	(12.4)
Business Acquired in Purchase Transaction	(215.9)	(2.5)
Proceeds from Sale of Businesses	—	61.5
Proceeds from Sales of Land	1.2	2.0
Net Investing Activities	(228.4)	50.2
Debt Borrowing (Repayments)	93.1	0.4
Net Financing Activities	82.9	(6.4)

Nine Months Ended September 30, 2004 Compared to 2003

For the nine months ended September 30, 2004 and 2003, $117.8 million was provided by operating activities from continuing operations compared to $3.8 million, respectively. The increase in cash flow from operating activities is primarily due to the benefit of utilizing the accounts receivable securitization program as of September 30, 2004 compared to the Company not utilizing the program as of September 30, 2003. In addition, the cash flow provided by operating activities as of September 30, 2004 was a result of higher income from continuing operations for the nine months ended September 30, 2004. The use of cash for working capital for both periods is due to the seasonality of the business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital expenditures for the first nine months of 2004 were comparable to 2003. Capital expenditures for 2004 are expected to be in the $20 to $25 million range.

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price, inclusive of expenses and net of cash acquired, was $231.6 million, consisting of cash and the issuance of the Company’s common stock with a value of $15.7 million. During the third quarter, the Company made a final working capital payment of $7.4 million. The purchase price is further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain acquired products. In addition, to the extent that any unfunded pension liability in the U.K. pension plan is less than $10.0 million, the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of the Company’s common stock. The contingent cash payment will be earned based upon cumulative global net sales of certain acquired products through 2005. The acquisition was financed principally from borrowings under the Company’s credit facility. For additional information concerning the acquisition see the footnotes included in the 10-Q as well as the Form 8-K/A filed by the Company on June 16, 2004.

In 2004, the Company sold a building and excess land for cash proceeds of $1.2 million. In 2003, the Company sold excess land for total proceeds of $6.5 million. Proceeds consisted of cash of $2.0 million and a note of $4.5 million.

In February 2004, the Company funded rabbi trusts relating to three compensation deferral plans. During 2004, the trusts have purchased marketable securities of $1.9 million and Company stock of $2.4 million, which are included in investing and financing activities, respectively.

Cash provided by financing activities in 2004 was primarily due to increased borrowings due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses, this was partially offset by the dividends paid to shareholders of $13.8 million during the first nine months of 2004.

Cash used by financing activities in 2003 was due to dividends paid to shareholders of $13.5 million during the first nine months of 2003, which was partially offset by cash proceeds from the termination of interest rate swap agreements of $7.1 million, which represented the fair market value of the contracts on the date of termination.

In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility (“credit facility”) which expires in June 2006. The credit facility contains a quarterly leverage ratio (debt / EBITDA) covenant not to exceed 3.5 and a consolidated interest coverage ratio (EBITDA / total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($61.9 at September 30, 2004). As of September 30, 2004, facility fees payable on the credit facility are 0.35%. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. As of September 30, 2004, the Company’s borrowings were at a rate of 2.9%. At September 30, 2004 the Company had approximately $132.0 million available for borrowings under this credit facility.

In May 2003, simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.3 million and are included in Other liabilities on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In March 2002, the Company completed arrangements to sell certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. As of September 30, 2004, the Company had sold $49.2 million of participation interests in accounts receivable under this program.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively, subject to certain leverage ratio requirements. The notes contain quarterly leverage ratio covenants of 3.5, fixed coverage ratio covenants of 2.25, and restrict the payment of dividends and repurchases of stock in excess of $65.0 million plus 50% of cumulative net income under certain circumstances ($44.7 at September 30, 2004). In addition, the notes contain a debt to total capitalization ratio requirement not to exceed 55%.

At September 30, 2004, the Company had $20.4 million of outstanding letters of credit. In addition, the Company had $7.5 million of letters of guarantee for its joint venture Planar Solutions’ borrowings. Such guarantee not to exceed $8.5 million.

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

On October 25, 2004, the Company signed a definitive agreement to sell the majority of the operations of its Microelectronic Materials business to Fuji Photo Film Co., Ltd. for approximately $160 million. The transaction, which is expected to close by the end of the year, is subject to regulatory approvals and other customary closing conditions. The transaction sales price is subject to a final post-closing working capital adjustment. The estimated proceeds from the divestiture will be principally used to pay down debt. The Boards of Directors of both companies have approved the agreement.

On October 28, 2004, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on December 9, 2004, to shareholders of record at the close of business on November 9, 2004.

Government Contract

The Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award. In July, 2004, the U.S. Government Accountability Office (“GAO”) informed Arch and the DESC that the GAO will sustain Arch’s formal protest of the DESC’s recent decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC has notified the Company that it has taken corrective action by re-opening the bidding process. The closing date for initial offers has been extended until December 10, 2004, and the DESC anticipates completing its contract-award decision shortly thereafter. In light of the DESC’s decision to re-bid the next long-term hydrazine propellant supply contract, the Company’s current outlook assumes that there will be no impairment and, as a result, depreciation and certain other costs (approximately $1.5 million) will continue in the fourth quarter of 2004. Fourth quarter and full-year guidance assumes no revenues from any awarding of a new propellants contract.

For 2003 and 2002, sales and operating income for the hydrazine business were $34.0 million and $42.0 million, and $2.1 million and $5.6 million, respectively. Of these historical sales, approximately $22.1 million and $24.0 million, related to the previous propellant supply agreement that expired April 30, 2004.

The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. As of September 30, the Company reassessed the potential impairment of its entire hydrazine business, which consists of a hydrazine propellant and a hydrazine hydrate product line, as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

result of the original DESC decision. This assessment was based upon a weighted average probability of cash flows, which included an estimate of obtaining the new contract. As a result of such reassessments at September 30, the Company did not incur an impairment charge but has incurred severance costs in connection with headcount reductions at the Lake Charles, Louisiana manufacturing facility.

If the Company does not win the contract as a result of re-opening the bidding process, the Company estimates the potential one-time pre-tax charge related to these decisions to be the following:

The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business in the second half of 2004. As of September 30, 2004, the estimate of the amount of the impairment would be approximately $13 million, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for shutdown costs and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $15 million. These one-time cash costs are expected to be more then offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19 million. The projected annual cash flows relating to these decisions are estimated to be the following over the next four years and beyond:

Cash Inflow (Outflow) $ in millions	2005	2006	2007	Thereafter
Contractual obligations	$(2.3)	$(2.3)	$(2.3)	$(9.2)
Shutdown costs	(1.0)	—	(2.0)	—

Sub-total	(3.3)	(2.3)	(4.3)	(9.2)
U.S. government receipts	8.5	—	13.5	—

Net Cash Flows	$5.2	$(2.3)	$9.2	$(9.2)

The net aggregate pre-tax charge for one-time items, including the restructuring charge of $2.1 million taken in the second quarter, is expected to be approximately $11 million, net of the payments to be received from the U.S. Government.

The 35-month contract secured in November 2003 for storage and distribution services of the DESC’s hydrazine-based propellants products, valued at $4.3 million, is not affected by its decision nor is the award in February 2004 to the Company of the $11.9 million Ultra PureTM hydrazine 25-month supply contract. Although the Company does not currently manufacture hydrazine, it will continue to manufacture and sell Ultra PureTM hydrazine from existing hydrazine inventory and proprietary blends using hydrazine sourced through third party producers.

New Accounting Pronouncement

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” which provides guidance on the accounting for the effects of the Medicare Act. FASB Staff Position 106-2, which requires measurement of the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost to reflect the effects of the Medicare Act, supersedes FASB Staff Position 106-1. FASB Staff Position 106-2 is effective for interim or annual periods beginning after June 15, 2004. Management has been advised by its actuaries that the provisions of the Medicare Act will not have a material effect on the Company’s consolidated financial statements as the postretirement medical programs as currently offered by the Company will not be entitled to any reimbursement from the government as a result of this Act.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication contains forward-looking statements that are based on management’s beliefs, certain assumptions made by

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

management and management’s current expectations, estimates and projections about the markets and economy in which Arch and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “guidance,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of economic recovery in 2004 in the U.S.; lack of moderate growth or recession in European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; strengthening of the U.S. dollar against the foreign currencies; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of continued recovery in the semiconductor industry; unfavorable court, arbitration, jury or tax matter decisions; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; reduction in expected government contract orders and/or the failure to be awarded a new U.S. government contract for hydrazine propellants; a determination that state import duties were not properly paid in Brazil and the imposition of penalties; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market and gains or losses on derivative instruments.

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

Foreign Currency Risk

At September 30, 2004, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $1.6 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $5.4 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. At September 30, 2004 and 2003, the Company had no derivative commodity instruments outstanding. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal and ethanolamine (“MEA”). Holding other variables constant, a 10 percent adverse change in the price of propylene, copper metal and MEA would decrease the Company’s results of operations and cash flows by approximately $1 million each. Holding other variables constant, a 10 percent adverse change in the price of natural gas would decrease the Company’s results of operations and cash flows by approximately $0.5 million.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

2.	Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd. — Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed October 25, 2004, SEC File No. 1-14601.*

10	1999 Stock Plan for Non-employee Directors, as amended October 28, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and similar attachments to the Stock and Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

November 8, 2004	By:	/s/ LOUIS S. MASSIMO
Louis S. Massimo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.	Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd. — Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed October 25, 2004, SEC File No. 1-14601.*

10	1999 Stock Plan for Non-employee Directors, as amended October 28, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and similar attachments to the Stock and Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.