Form 10-K
period 2004-12-31
ARCH CHEMICALS INC
filed 2005-03-14
CIK 1072343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Registrant’s telephone number, including area code:
(203) 229-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange
Series A Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑     No ☐.
          As of June 30, 2004, the aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant was approximately $672,418,000.
          As of January 31, 2005, 23,594,255, shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated

Proxy Statement relating to Arch’s 2005 Annual Meeting of Shareholders	Part III

FORM 10-K

PART I

Item 1.	Business
General
      Arch Chemicals, Inc. (“Arch” or the “Company”) is a specialty chemicals manufacturer which supplies value-added products and services to many industries on a worldwide basis. The principal business segments in which the Company competes are treatment products and performance products. The Company’s ability and willingness to provide superior levels of technical, regulatory expertise and customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the common skills on which the Company relies to service its global markets and customers.
      The Company was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation (“Olin”) for the purpose of effecting a tax-free distribution of Olin’s Specialty Chemical Businesses (“Distribution”) to the shareholders of Olin. The Distribution occurred on February 8, 1999 (“Distribution Date”) upon which the Company became a separate, independent company.
      As a result of the disposition of the majority of the operations of the Company’s microelectronics materials segment on November 30, 2004, these businesses were classified as discontinued operations as is more fully discussed in Note 5 of Notes to the Consolidated Financial Statements included in Item 8 — Financial Statements and Supplementary Data of this Report. Accordingly, Item 1 and Item 2 of this Report describe the Company’s continuing businesses and exclude the microelectronic materials business that was sold.
      The term “Company” as used in Parts I and II of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise. The Company’s products and services described in this Report may be sold, distributed, manufactured or provided by Arch Chemicals, Inc. or by one or more of its subsidiaries, affiliates, or joint ventures.
      The Company makes available through its Internet website, which is located at http://www.archchemicals.com, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company does not charge any fees to view, print or access these reports on its website through the Internet. Interested persons may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Section at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website, located at http://www.sec.gov, that contains reports, proxy statements and other information regarding registrants, such as the Company, that file electronically with the SEC.
2004 Events
      On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price net of cash acquired, was $230.8 million, inclusive of expenses and a final working capital adjustment of $7.4 million. The payment consisted of cash and the issuance of the Company’s common stock with a value of $15.7 million. The purchase price is further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. In addition, to the extent that the unfunded pension liability in the U.K. pension plan was less than $10.0 million, the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of the Company’s common stock. The share consideration component of this adjustment was 74,788 shares of the Company’s common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payment will be earned based upon cumulative global net sales of certain products through 2005.
      In April 2004, the Company’s contract to sell hydrazine to the U.S. Government expired and the U.S. Government awarded a new 10-year hydrazine propellant supply contract to another company. The Company protested the award and ultimately the government agreed to re-bid the contract. The Company submitted its new bid on January 20, 2005. In addition, in connection with the re-bidding procedure, the Company filed a claim in the U.S. Court of Federal Claims protesting various aspects related to the bidding process. As a result of this complaint, the court directed the Defense Energy Support Center (“DESC”) to add to the price of competitors’ bids the shutdown costs related to the Company’s Lake Charles facility that the DESC had agreed to pay to the Company in the event the Company is not awarded the new contract. The Company is pleased with the court’s order. However, its impact is uncertain and there is no assurance that the order will have a significant impact on the bidding process in favor of the Company. Final revised bids are currently due on March 15, 2005. The DESC notified the Company that it anticipates completing its contract-award decision late in the first quarter or early in the second quarter of 2005.
      On November 30, 2004, the Company sold the majority of the operations of its microelectronic materials business to Fuji Photo Film Co., Ltd. for approximately $160 million in cash, inclusive of an estimated closing working capital adjustment of $1.1 million. Excluded from the transaction were the Company’s 50% interest in Planar Solutions LLC, the Company’s joint venture with Wacker Chemical Corporation for the production and sale of chemical mechanical planarization (“CMP”) slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and the Company’s chemical management services (“CMS”) business.
Products and Services
      The Company’s principal products and services fall within two business segments: treatment products and performance products. For financial information about each of the Company’s segments, and foreign and domestic and export sales and long-lived assets, see Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report. The principal products of each business are described below. For customer concentrations, see “Business and Credit Concentrations” contained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Treatment Products
      Within its treatment products segment, the Company manufactures and sells water treatment chemicals, biocides and personal care specialty ingredients, and wood treatment and industrial coatings chemicals and related services.
      HTH Water Products. The Company sells chemicals and equipment on a worldwide basis for the sanitization and treatment of residential and commercial pool and spa water, drinking water and water used in industrial applications. The Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (polyhexamethylene biguanide (“PHMB”)) as sanitizers. With the acquisition of Avecia’s pool & spa business in April 2004, the Company is a major manufacturer and seller of PHMB-based pool and spa treatment chemicals in the U.S. The pool and spa products are sold primarily to U.S. pool and spa owners through an extensive network of authorized, independent retailers, rather than through mass market retailers. The Company’s pool chemical products are sold primarily under the widely-recognized HTH® brand name and the Baquacil® and Baqua Spa® brand names. The Company also sells commercial pool products under the Pulsar® brand name and to specialty pool dealers under the POOLIFE® brand name. The Company’s water chemical products are also distributed as private label brands. In addition to the pool water sanitizers, PHMB, calcium hypochlorite and chlorinated isocyanurates, the Company sells ancillary chemicals and accessories for the maintenance of residential and commercial pools, such as algaecides, clarifiers and test strips. The Company is a leading worldwide producer of calcium hypochlorite with various concentrations of available chlorine. The Company has a competitive advantage through ownership of several patents covering the manufacture and use of pool chemicals and equipment, as well as through the ownership of strong brand names.

      The Company’s water products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company has plans to expand its presence in the municipal and industrial water market both domestically and internationally.
      In 2004, approximately 58% of the Company’s water products sales were within North America, and the remaining 42% were throughout the rest of the world. In North America, the Company sells water chemical products to retail merchants and to pool dealers. In 2003, the Company acquired all of its joint venture partner’s interest in Aquachlor (Pty.) Ltd., its South African joint venture. The Company has ownership interests in a joint venture in Brazil (Nordesclor S.A.) that manufactures and distributes calcium hypochlorite and other water products to local markets. The Company’s Brazilian subsidiary, Arch Quimica Brasil Ltda., manufactures and distributes other water chemical products in Brazil and other South American countries.
      In addition to the manufacture and sale of HTH water products, the Company manufactures and sells chemicals and equipment and accessories for pools in Europe mainly through its wholly owned subsidiary Arch Water Products France, S.A.S., located in France.
      Personal Care and Industrial Biocides. The Company is a leading global supplier of biocides for preservation of industrial and consumer products. It manufactures biocides that control dandruff on the scalp and control the growth of micro-organisms, particularly fungi and algae and with the acquisition of Avecia’s protection & hygiene business in April 2004, also develops, manufactures and markets biocides for anti-bacterial applications. All biocide products are marketed under the well-recognized trademarks, Omadine®, Omacide®, Triadine®, Proxel®, Purista® and Densil® biocides. A large portion of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing active concentrations, forms and salts, and the Company believes it is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate (IPBC), a broad-spectrum fungicide, and serve the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. The acquisition of the Avecia protection & hygiene business in 2004 expanded the Company’s molecule offerings to include two well-established, market-leading molecules — benzisothiazolin (“BIT”) and PHMB. The Company is a leading supplier of BIT and PHMB into the global biocides market and now supplies biocides used in health and hygiene applications. Biocides make up a small portion of the content of the customer’s end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation’s other components. Meeting the biocide customer’s needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company’s ability to meet these needs makes it a preferred supplier in the biocides market. It is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and antifouling paints. The Company also participates in the personal care market with actives and functional ingredient products sold primarily to manufacturers in the global cosmetic, toiletries and personal care industries. It provides these customers with biotechnological active ingredients, delivery systems, proteins, botanicals and functional ingredients, primarily for use in skin and hair care formulations.
      Wood Protection and Industrial Coatings. The Company is a leading producer of wood treatment chemical solutions that enhance the properties of wood. Its wood preservatives and fire retardants are sold under the brand names WOLMAN®, Dricon®, Tanalith®, Vacsol®, and Resistol® in markets around the world. These products protect wood against moisture, fungal decay, or termites and other insects or retard the combustibility of wood. The principal customers are sawmills and treaters of softwoods that require chemical treatment to impart resistance to fungal and insect damage, giving softwoods the performance of hardwoods in service. In the U.S. and Canada, the majority of the customers are licensed wood treaters that operate under guidelines and standards established by the Company. The license program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. The Company’s customers sell their wood-treated products into the construction, utility, residential and agricultural markets. The products sold by the Company are critical to the performance and value of the end-use products. Arch Wood Protection, Inc., a subsidiary of the Company, amended its registration with the U.S. Environmental Protection Agency (“U.S. EPA”) for chromated copper arsenate (“CCA”) to transition to a new generation of wood preservatives for use in non-industrial treated wood products by December 31, 2003. Growing consumer preferences and the availability of alternative products have moved the industry to CCA-alternative products and the Company is offering its WOLMAN®E and Tanalith®E patented products, leading CCA-alternative wood treatment products, which are utilized by wood treaters to make Wolmanized® Natural Selecttm and Tanalized® wood. The Company continues to supply CCA for industrial purposes such as the treatment of wood used in utility poles and highway guardrails.
      The Company owns 49% of a joint venture with Koppers Industries, Inc., based in Pittsburgh, Pennsylvania, for the manufacture and distribution of wood treatment chemicals to the Australian and Asia-Pacific markets.
      The Company also manufactures and sells a wide range of industrial coatings for a variety of applications for wood and other materials. These finishes are primarily industrial- or consumer-applied products for the surface decoration and protection of wood, including stains, polyester- and polyurethane-based coatings, and water-based coatings and UV systems that incorporate new technology. These coatings products are sold under the name “Arch Coatings,” including the brand names Sayerlack® and Linea Blu®. The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. The Company believes it is a market leader in France, and has a strong presence in several other areas of Europe, including the strategic Italian market and the United Kingdom. The Company also has operations in Spain and sales and technical support facilities in the U.S., China and Singapore that support sales efforts in North America and Asia. The major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key to the growth of this business. As a result, the Company has many long-standing customers and its customer base includes many of the leading furniture and joinery manufacturers in Europe.

Performance Products
      Performance Urethanes. The Company’s performance products segment includes the manufacture and sale of a broad range of urethane intermediate products with diverse end uses. The urethanes products sold by the Company impart physical characteristics that are critical to the performance and value of the customer’s end-use products. Custom manufacturing services are also provided. The business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations, combined with the Company’s ability and willingness to provide superior technical support, enables it to respond to the specific needs of a diverse group of customers. This gives the Company an advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers.
      The Company’s performance urethane products business includes flexible polyols, specialty polyols, urethane systems and glycols and glycol ethers. Specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company’s Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze and provides custom manufacturing of specialty chemicals for a small group of companies. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company’s wholly owned Venezuelan subsidiary, Arch Quimica Andina, C.A., for South American markets.
      Hydrazine. The Company supplies hydrazine hydrates and hydrazine derivatives. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. The hydrazine hydrates are supplied in various concentrations and in packaging containers that include bulk, tote bins and drums. Since early 2004, the hydrazine hydrates plant has been idled and the Company purchases hydrazine hydrates from a third party supplier for resale to its customers and as an ingredient for its formulated hydrazine products.

      The Company supplies propellant grade hydrazine and hydrazine derivatives for use as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. These propellant grade hydrazine products include Ultra Puretm Hydrazine (“UPH”), anhydrous hydrazine (“AH”), unsymmetrical dimethyl hydrazine (“UDMH”), monomethyl hydrazine (“MMH”) and hydrazine fuel blends. Currently, the Company is not manufacturing or selling AH, UDMH, MMH and hydrazine fuel blends due to the expiration of the U.S. Government propellants contract in April 2004. In addition to space-related applications in satellites and launch vehicles, auxiliary power from hydrazine-driven units is supplied to the NASA Space Shuttle for maneuvering its rocket engine nozzles and for operating valves, control surfaces, brakes and landing gear on the Shuttle Orbiter. Emergency power from hydrazine is also provided to jet aircraft like the F-16 to operate electrical and hydraulic units in the event of an engine flameout. The Company also supplies launch services and special packaging containers including cylinders to improve the safe handling and storage of propellants and to reduce launch costs.
Customers
      The Company’s customer base is diverse and includes pool and spa retailers, world-renowned consumer product companies, major big box retailers, furniture manufacturers, national and regional chemical and equipment distributors, wood treaters, sawmills, other chemical manufacturers and the U.S. Government. While no single customer has accounted for more than 10% of the Company’s total annual sales in 2004, sales to Wal-Mart Stores, Inc. and its affiliates (collectively, “Wal-Mart”) slightly exceeded 10% of the Company’s total annual sales in 2003 and 2002. Further, a significant portion of sales of the treatment products segment (approximately 17% in 2004) is dependent upon Wal-Mart and another customer, with Wal-Mart accounting for a significant portion of the sales of the HTH water products business and the other customer accounting for a significant portion of the sales of the personal care and industrial biocides businesses. For additional information about customers, see the information under the caption “Business and Credit Concentrations” in Item 7 of this Report.
Raw Materials and Energy
      The Company utilizes a variety of raw materials in the manufacture of products for its businesses. Outlined below are the principal raw materials for the product businesses. The majority of the Company’s raw material requirements are purchased and many are provided under the terms and conditions of written agreements. Overall, principal raw materials are generally readily available to the Company as a whole.
      Treatment Products. The principal raw materials for the HTH water products line include chlorine, caustic soda, lime and chlorinated isocyanurates. For other pool chemicals, the primary raw material is cyanamide liquor.
      The principal raw materials for industrial biocide treatment chemicals and personal care specialty ingredient chemicals are pyridine, iodine, phthalic anhydride, thionyl chloride, chlorine, cyanamide liquor, and propargyl butyl carbamate.
      The principal raw materials for wood protection products include chromic acid, scrap copper, tebuconazole, copper carbonate, arsenic trioxide, cupric oxide, monoethanolamine, and proprietary organic biocides. The raw materials for the industrial coatings line include a wide variety of polyester resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, titanium dioxide, isocyanate, various pigments and colors and stains. The coatings business uses certain water-borne resins which are sourced from one supplier and are not readily available.
      Performance Products. The principal raw materials for the urethanes products are primarily propylene, propylene oxide, ethylene oxide, while chlorine, caustic soda and ammonia are the key raw materials for the hydrazine business. For this segment, propylene is the most significant raw material that is subject to significant price volatility.
      Electricity for the Company’s manufacturing facilities is mostly supplied to the Company by public or government utilities while at shared sites with other companies are supplied by other third parties. Natural gas used for steam production is an important energy source for many of the Company’s U.S. manufacturing sites, particularly its Brandenburg, Kentucky facility, and is purchased from multiple suppliers.
Research and Development and Patents
      The Company’s research activities are conducted at several sites including Cheshire, Connecticut; South Plainfield, New Jersey; Conley, Georgia; Blackley, England; and Pianoro, Italy. Company-sponsored research expenditures were $15.4 million in 2004, $11.7 million in 2003 and $10.3 million in 2002.
      In general, intellectual property is important to the Company, but no one technology, patent or license or group thereof related to a specific process or product is of material importance to the Company as a whole.
      The Company believes that its broad patent portfolio in the treatment products segment provides a sustainable competitive advantage for the treatment chemical businesses.
      The Company has a significant patent portfolio related to HTH water products that includes 34 U.S. patents and numerous foreign counterpart patents. Three of these U.S. patents are for the technology relating to the manufacture of J3tm calcium hypochlorite, which enables it to produce calcium hypochlorite with superior dissolving characteristics, and are materially important to the HTH water products business. Two of these three patents expire in 2009 and the other expires in 2010. Most of the remaining patents continue at least until 2012. Another significant patent, which expires in 2015, is for the multi-functional formulated trichloro-isocyanuric (“trichlor”) tablets that enables the Company to offer important enhanced benefits to its water treatment customers as distinguished from basic pure trichlor tablets. The Company has three other material U.S. composition patents for formulated pool chemical products that provide the Company with advantages in product shipping and storage. Of these three composition patents, one expires in 2008, one in 2009 and one in 2022. The other patents cover manufacturing processes, other multifunctional formulated products, and chemical feeder systems for residential/commercial pool and municipal water treatment applications. The Company has recently been awarded a patent covering a dissolving chamber design for chlorinator systems.
      The Company has an expansive biocides patent portfolio that includes 62 U.S. patents, including process, composition and application patents and numerous foreign counterpart patents. The Company’s biocides business holds several U.S. patents relating to antifouling additives for paints. These patents expire in 2010 and 2012. A substantial majority of the Company’s other biocides patents do not expire until after 2012. Patents for the Company’s key targeted growth areas in its marine antifouling paint and building product biocides businesses include those relating to small particle copper pyrithione process for stable biocide dispersions, gel-free paint containing zinc pyrithione, and “in-can” and “dry film” coating antimicrobial compounds. Biocide patents supporting the Company’s personal care ingredients business include those relating to non-spherical and non-platelet crystalline forms of zinc pyrithione and a method for producing distinct particles of pyrithione salts.
      With respect to its wood protection business, the Company owns two significant U.S. composition of matter patents. These patents include one for an additive to the Company’s wood preservative chromated copper arsenate (“CCA”) that improves the climbability of utility poles. This patent expires in 2008. The other is a patent on the Company’s new preservative formulation (WOLMAN®E, Natural Selecttm and Tanalith®E) which expires in 2014. The Company’s patent portfolio also includes patents, both granted and pending, covering fire retardant and other wood preservation technologies.
      The Company owns two patents covering processes for producing Ultra Puretm Hydrazine, the world’s purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. These patents expire in 2006.
Seasonality
      The Company as a whole usually experiences its highest sales and profits in the second quarter primarily due to sales of its HTH water products line in that quarter. The purchase of water chemical products by consumers in the residential pool market is concentrated in the United States of America between Memorial

Day and the Fourth of July. The water chemical products business principally distributes directly to retail merchants. Sales of these products are strongest in the second and third quarters with the second quarter being the quarter with the most sales of these products. In addition, the weather can also have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales.
Backlog
      The amount of backlog orders is immaterial to the Company as a whole and to any particular segment.
U.S. Government Contracts and Regulations
      In November 2003, the Company secured a 35-month contract, valued at $4.3 million, with the Defense Energy Support Center (“DESC”) for storage and distribution services of its hydrazine-based propellants products. The contract performance began May 1, 2004. In February 2004, the Company was awarded a twenty-five month contract valued at $11.9 million, with the Department of Defense for Ultra Puretm Hydrazine. The contract began January 1, 2005 and will provide fuel for future satellite programs. In April 2004, the Company’s contract to sell hydrazine to the U.S. Government expired and the U.S. Government awarded a new 10-year hydrazine propellant supply contract to another company. The Company protested the award and ultimately the government agreed to re-bid the contract. The Company submitted its new bid on January 20, 2005. In addition, in connection with the re-bidding procedure, the Company filed a complaint in the U.S. Court of Federal Claims protesting various aspects related to the bidding process. As a result of this complaint, the court directed DESC to add to the price of competitors’ bids the shutdown costs related to the Company’s Lake Charles facility that the DESC had agreed to pay to the Company in the event the Company is not awarded the new contract. The Company is pleased with the court’s order. However, its impact is uncertain and there is no assurance that the order will have a significant impact on the bidding process in favor of the Company. Final revised bids are currently due on March 15, 2005. The DESC notified the Company that it anticipates completing its contract-award decision late in the first quarter or early in the second quarter of 2005.
      As a government contractor, the Company is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of controlled products and commodities could subject the Company or one or more of its businesses to civil and criminal penalties and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time. Several of the Company’s products are registered with U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act and as such are subject to various regulations regarding use and disclosure requirements.
Competition
      The Company’s businesses are in highly competitive industries, and the Company encounters strong competition with respect to each of its product lines from other manufacturers worldwide. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and foreign markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, the Company believes its principal product groups are competitive with many other products of other producers.
Export Sales
      The Company’s export sales from the U.S. to unaffiliated customers were $76.2 million in 2004, $68.6 million in 2003 and $66.7 million in 2002. The financial information about geographic areas contained in

Note 18 of Notes to the Consolidated Financial Statements found in Item 8 of this Report is incorporated herein by reference.
Employees
      As of December 31, 2004, the Company had approximately 2,675 employees, approximately 1,400 of whom were working in foreign countries. In addition, the Company also employed at such date approximately 470 seasonal or temporary employees, primarily in the HTH water products business. Approximately 170 of the hourly paid U.S. employees of the Company located at its Brandenburg, Kentucky; Conley, Georgia; and Lake Charles, Louisiana facilities are represented for purposes of collective bargaining by several different labor organizations, and the Company is party to eight labor contracts relating to such employees. These labor contracts extend for three- or four-year terms and expire in the years 2006 and 2007. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages. European hourly employees are also represented by unions in various countries.
Responsible Care® Commitment
      First adopted as a condition of membership by the American Chemistry Council (“ACC”) in 1988, the Responsible Care® initiative was developed to encourage member companies to continuously improve their performance in the realms of health, safety and the environment.
      The ACC’s Responsible Care® initiative encompasses seven critical performance areas: employee health and safety, pollution prevention, manufacturing process safety, security, distribution safety, product stewardship and community awareness and emergency response. Ultimately, this initiative is aimed at making health, safety and environmental protection an integral part of a product’s life cycle — from manufacture, marketing and distribution to use, recycling and disposal.
      The Company has developed a management system to drive improvement in all seven areas under Responsible Care®. To make this complex and multifaceted process more compelling and to give it a sense of urgency, it has developed what it calls “The Goal is Zero” initiative. It recognizes a fundamental truth at the heart of Responsible Care® — that no amount of harm to people or the environment is acceptable.
      The Company’s manufacturing plant in Rochester, New York, which makes industrial biocides, ingredients for cosmetic and personal care products and an advanced wood preservative, was the first plant in America to be certified under the new Responsible Care® RC 14001 standard that broadly covers performance in the realms of environmental quality, workplace health and safety, plant security and community outreach. The plant received this certification after a rigorous series of audits by ABS Quality Evaluations, an independent registrar based in Houston, Texas. Using standards developed by the Registrars Accreditation Board, auditors from ABS examined the Company’s Rochester plant’s management systems and related quality controls in all seven performance areas covered under the ACC’s signature Responsible Care® initiative. In addition, Arch was the first ACC member whose corporate headquarters earned certification under the new Responsible Care® Management System requirements.
      As its very name implies, the Company’s “Goal is Zero” initiative is indeed aimed at achieving zero employee and contractor injuries, zero manufacturing process incidents, zero distribution incidents, and zero environmental incidents. The Company’s facilities ranging from Salto, Brazil to Valparaiso, Indiana have at times achieved the ultimate goal in each or all of these categories. The following summarizes the Company’s performance in each of the Goal is Zero targeted areas:
      Goal One: Zero Recordable Injuries. While some of the Company’s facilities have achieved this goal, overall, the Company’s rate of employee recordable injuries (the number of work-related injuries per 200,000 hours worked) has declined from 3.16 in 1999 to 1.51 in 2004. By contrast, the average recordable injury rate for all U.S. manufacturers was 6.7 in 2003. The Company also made excellent progress in reducing contractor recordables, which have fallen from 6.30 in 1999 to 0.29 in 2004.

      Responsible Care® is a registered trademark of the ACC.

      Goal Two: Zero Manufacturing Process Safety Incidents. These incidents are defined to include fires, explosions and toxic releases that resulted in a lost-time injury, off-site consequences or greater than $25,000 of damages. Since the Distribution and until 2004, the Company never had more than one process incident in a year. However, in 2004 it had four such incidents.
      Goal Three: Zero Environmental Incidents. This goal refers to incidents such as chemical spills or emissions that are reportable because they exceed strict limits established in state, federal or foreign laws and regulations. The Company’s performance has significantly improved, moving from 18 environmental incidents in 1999 to nine for all of 2004.
      Goal Four: Zero Distribution Incidents. Under this goal, the Company strives to achieve zero significant incidents such as spills during the transportation of its products. Performance is measured in terms of distribution incidents per 1,000 U.S. domestic shipments, and this rate has declined from 4.17 in 1999 to 0.50 in 2004.
      The Company is pleased with the progress of and results derived from its Responsible Care Program. It remains committed, however, to achieving further improvements and realizing its ultimate goal – the “Goal is Zero” for each of the above categories.
Environmental Matters
      The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous wastes and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected and will continue to affect substantially all of the Company’s U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs.
      The Distribution Agreement, dated as of February 1, 1999 (the “Distribution Agreement”), between the Company and Olin relating to the Distribution, specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current facilities and certain off-site locations with respect to the businesses acquired from Olin in the Distribution. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased following the Distribution. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites, all of which have been accrued for in the accompanying consolidated financial statements.
      In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for environmental concerns. For identified environmental liabilities as of the transition date, there is no limit to the liability retained by the Company. The Company estimates such potential liability to be less than $1.0 million. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with the Company’s total exposure thus limited to $3.0 million over a five-year period from the closing date.
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

Additionally, as part of its environmental indemnifications the Company will be responsible for damages directly related to the process sewer system at the Beaumont, Texas plant during the first five years from the closing date.
      As part of the Hickson organics disposition, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the consolidated financial statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million.
      The Company does not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, the sulfuric acid and the Hickson organics dispositions. The Company has estimated that the fair value of any such additional exposure would be immaterial.
      Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $2.4 million were recorded in 2004 and were not material to operating results in 2003 and 2002, but may be material in future years.
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
      Cash outlays for environmental related activities for 2004, 2003 and 2002 were as follows:

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Environmental Cash Outlays
Capital Projects	$1.3	$0.7	$3.1
Plant Operations	6.4	6.7	7.0
Remedial Activities	2.7	2.3	2.5

Total Environmental Cash Outlays	$10.4	$9.7	$12.6

      The Company’s consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $8.3 million at December 31, 2004, of which $3.3 million is classified as other current liabilities and $5.0 million is classified as other noncurrent liabilities and $8.6 million at December 31, 2003, of which $3.3 million is classified as other current liabilities and $5.3 million is classified as other noncurrent liabilities. The Company’s estimated environmental liability relates to seven sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.
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
      Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environ-

mental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company and may have a materially adverse impact on the Company’s business. At December 31, 2004, the Company had estimated additional contingent environmental liabilities of $7.3 million.

Item 2.	Properties
      The table below sets forth the primary locations where the Company has offices or conducts operations, including some joint venture sites, along with a brief description of the activities conducted at each identified location. A more detailed description of the Company’s principal manufacturing facilities follows the table. The Company believes that its facilities are sufficiently maintained and suitable and adequate for its immediate needs and that additional space is available to accommodate expansion. Except for locations identified as relating to a joint venture that are owned or leased by the joint venture or unless otherwise noted below, the identified location is owned by the Company.

Location	Primary Activities

McIntosh, Alabama(1)	Blending and storage facility for performance products
Mesa, Arizona(2)	CMP development, manufacturing and applications center for Planar Solutions, LLC joint venture
Cheshire, Connecticut(2)	Research and development facility and offices for treatment products
New Castle, Delaware(2)	Research laboratory and testing site for HTH water products
Norwalk, Connecticut(2)	Worldwide corporate headquarters
Conley, Georgia	Technical center and manufacturing facility for wood protection and industrial coatings
Smyrna, Georgia(2)	Office facility for treatment products
Bethalto, Illinois(2)	Corporate data center
Brandenburg, Kentucky	Manufacturing facility for performance products and technical center for wood protection and industrial coatings
Lake Charles, Louisiana	Manufacturing facility for performance products
Adrian, Michigan(3)	Manufacturing facility for Planar Solutions, LLC joint venture
South Plainfield, New Jersey	Research and development facility and office space for personal care and industrial biocides
Rochester, New York	Manufacturing facility for personal care and industrial biocides and wood protection and industrial coatings
Charleston, Tennessee(4)	Manufacturing facility for HTH water products
Trentham, Victoria, Australia	Office and manufacturing facility for the treatment products’ Koppers Arch joint venture
Igarassu, Brazil	Facility of a joint venture for the manufacture of HTH water products

Location	Primary Activities

Salto, Brazil	Manufacturing facility for HTH water products and performance products
Suzhou, China	Warehouse, manufacturing facility and technical support center for personal care and industrial biocides and wood protection and industrial coatings
Blackley, England(2)	Office facility and laboratory for personal care and industrial biocides
Castleford, England(4)	Office facility, manufacturing facility and technical center for treatment products
Grangemouth, England(3)	Manufacturing facility for personal care and industrial biocides and HTH water products
Huddersfield, England(2)	Manufacturing and laboratory facilities for personal care and industrial biocides
Knottingley, England(2)	Office, warehouse, manufacturing facilities and technical center for wood protection and industrial coatings
Preston, England	Wood treatment facility for wood protection and industrial coatings
Seal Sands, England	Manufacturing facility for personal care and industrial biocides
Amboise, France(2)	Manufacturing, distribution and warehouse facility for HTH water products
Les Mureaux, France	Office, manufacturing and laboratory facility for treatment products
Amsterdam, Holland(2)	Wood treatment facility for treatment products
Swords, Ireland	Manufacturing facility for personal care and industrial biocides
Mariano Comense, Italy	Manufacturing and research and development facility for wood protection and industrial coatings
Pianoro, Italy	Manufacturing, research and development and office facility for wood protection and industrial coatings
Auckland, New Zealand	Office and manufacturing facility for the Koppers Arch joint venture
Kempton Park, South Africa	Manufacturing facility for the manufacture of HTH water products
Valencia, Spain	Manufacturing and distribution facility for wood protection and industrial coatings
Maracaibo, Venezuela	Manufacturing facility for performance products

(1)	Land only is leased.

(2)	Leased facility.

(3)	Land and building owned by a third party.

(4)	Portions are leased and portions are owned.
      The Company also leases several sales offices and warehouse facilities in the U.S. and in foreign countries.

Principal Manufacturing Facilities
      The principal manufacturing properties of the Company described below are all owned by the Company, except for the land under the McIntosh plant and part of the land under the Charleston facility which are being leased from Olin and except for properties held by joint ventures or otherwise noted below. The Company also has products that are produced by third parties under contract manufacturing arrangements.
      McIntosh, Alabama. The Company’s facility located in McIntosh, Alabama blends, packages and stores propellant grade hydrazine products. Special hydrazine fuel blends are produced as the principal propellant for several U.S. Air Force launch vehicle programs, including the Titan and Delta rockets.
      Conley, Georgia. This is the Company’s major facility for its wood treatment business in the U.S. Currently, all of the Company’s CCA is produced at this location and some of it is sent by rail to the Company’s Kalama, Washington facility for distribution to customers in the Western U.S. CCA is also bulk shipped from this plant to the Company’s other CCA customers and to its Valparaiso, Indiana facility. A 72% CCA concentrate is also produced at this facility. This site also produces the Company’s CCA-alternative products. Office facilities and a technical center for treatment products are also located at this facility.
      Brandenburg, Kentucky. The ISO 9001-2000-certified Brandenburg plant covers an area of 200 acres, surrounded by 1,200 acres of land that provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Under a contract manufacturing agreement with the purchaser of the majority of the operations of the Company’s microelectronic chemicals business, the Company produces chemical intermediates for such microelectronic business in a separate manufacturing facility dedicated to this purpose at this site. There is a research and development and technical center at the site that supports the development and technical service needs of the polyol and glycol products and wood coatings products. The Company also operates other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements.
      Lake Charles, Louisiana. The Company’s facility located in Lake Charles, Louisiana consists of three manufacturing plants that produce various hydrazine products. One ISO 9002-certified plant produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. This plant is currently idled. A second ISO 9002-certified plant which was idled in 2004 following expiration of the hydrazine propellants contract with the U.S. Government, produced propellant grade hydrazine products, including anhydrous hydrazine, unsymmetrical dimethyl hydrazine and monomethyl hydrazine for use as fuel in satellites, expendable launch vehicles and auxiliary power units. Additional equipment of the Company at this site produces propellant grade Ultra Puretm Hydrazine, the world’s purest grade of anhydrous hydrazine, principally for satellite propulsion.
      Rochester, New York. This ISO 9002- and RC 14001-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control dandruff on the scalp and to control the growth of microorganisms, particularly fungi and algae. The largest 2-Chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company’s Omadine® biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. This plant also manufactures the Company’s Triadine® brand of biocides which are a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide® IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate, a broad-spectrum fungicide. This facility also manufactures personal care specialty ingredients for the Company’s personal care product line and Wolman®E for the Company’s wood protection business.
      Charleston, Tennessee. The Company’s ISO 9002-certified facility located in Charleston, Tennessee primarily produces, packages and stores calcium hypochlorite for the HTH water products business. At this plant, products are packaged into containers that range in size from 5 pounds to 2,000 pounds per container. Liquid and dry pool maintenance products are also blended, packaged and stored at this site.
      Trentham, Victoria, Australia. This Koppers Arch joint venture facility produces CCA-based wood preservatives for the Australian market. The sales office services the Victoria, South Australian and Western Australian markets. The site is ISO 9002-certified.
      Igarassu, Brazil. The Company’s facility located in Igarassu, Brazil is a joint venture operation (Nordesclor S.A.) that produces and packages calcium hypochlorite for the HTH water products business within Brazil. Certain other products for the swimming pool market and the water treatment market are packaged at this site. The Company also has a small repackaging facility in Salto, Brazil. The Salto facility also blends and manufactures products for the performance products business.
      Grangemouth, England. This manufacturing site is owned and operated by Avecia under a toll manufacturing arrangement with the Company. The Company owns all of the equipment used in the direct manufacture of PHMB products as well as the HMBDA (Hexamethylene-1,6-Bis-Dicyandiamide) intermediate. The PHMB product is produced in various solutions and in a solid format. It is used by the Company’s HTH water products business to produce Baquacil®, BaquaSpa® and related swimming pool and spa treatment chemicals, and it is also used in products sold by the industrial biocides business under the Vantocil® and Reputex® brands for various end-use applications, including consumer-focused health and hygiene products. PHMB is also used in products sold under the Cosmocil® brand for cosmetic and personal care applications.
      Huddersfield, England. This ISO-9001-certified leased facility produces and packages Proxel® and Densil® biocide blends (which are based on BIT) for sale by Arch’s industrial biocides business. The facility also ships the BIT active ingredients to formulators worldwide. This site is one of the world’s largest BIT production facilities. The products are packed in a variety of sizes from 25kg to full tank truck shipments. There are approximately 25 different product offerings.
      Seal Sands, England. This ISO-9001 and ISO 14001 facility produces and packages the intermediate product used at the Huddersfield site in BIT production. The intermediate is DTBA (2,2-Dithiodibenzoic Acid). The majority of the product is consumed internally at Huddersfield. Product is shipped in totes for easy transport and handling.
      Les Mureaux, France. This ISO 9002-certified facility is located just northwest of Paris, France and serves as European headquarters for water treatment products and French headquarters for personal care ingredient products, timber products and coating products. It also manufactures a limited supply of coatings for the French furniture market. The site also repackages and sells a line of industrial coatings produced by the Company’s Italian operations.
      Swords, Ireland. This facility is located just north of Dublin, Ireland. 2-Chloropyridine is imported from the Company’s Rochester, New York plant and other sources and converted into zinc and copper salts of the pyrithione molecule. The products are shipped to customers in Europe and over fifty countries around the world. This facility is both ISO 9002- and ISO 14001-certified.
      Mariano Comense, Italy. This ISO 9002-certified facility serves as the primary manufacturing location for the Company’s UV-based product line for its coatings business. It also serves as a distribution location. Some product development work is also performed here.
      Pianoro, Italy. This ISO 9002-certified and ISO 14001-certified facility serves as the primary manufacturing location and research and development center for the industrial coatings business. It produces the Sayerlack® and Linea Blu® branded products that include both solvent- and water-borne urethane systems, solvents, stains and colors. In addition, the central management for the distribution of these products throughout Italy and various export markets is located here.
      Kempton Park, South Africa. The Company’s facility produces and packages calcium hypochlorite for the HTH water products business principally within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

      Maracaibo, Venezuela. The Company’s ISO 9002-certified facility is a multi-product manufacturing plant producing a broad range of polyols, demulsifiers, and specialty surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.

Item 3.	Legal Proceedings
      Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, is the subject of an on-going investigation by the New Zealand Commerce Commission (“NZ Commerce Commission”) regarding industry competitive practices. KANZ manufactures and markets wood preservative products throughout New Zealand. The NZ Commerce Commission has the authority to assess fines equal to the higher of (i) NZ$10 million (approximately US$7 million), (ii) three times the commercial gain from the contravention or (iii) 10% of the sales of KANZ (approximately US$2 million). Penalties, if assessed against KANZ, could have a material adverse effect on the joint venture’s business, financial condition, cash flows and results of operations. Similarly, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian joint venture company in which the Company owns indirectly a 49% interest and the majority shareholder of KANZ, has made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC has granted immunity to KAWP, subject to the fulfillment of certain conditions. If the conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations. As a result of the Company’s ownership in such entities, an unfavorable resolution could have a material adverse effect on equity in earnings of affiliated companies and dividends received.
      In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company’s businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to other proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these other matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet as of December 31, 2004, would not be material to the Company’s financial position or annual results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders during the three months ended December 31, 2004.
Executive Officers
      The biographical information of the executive officers of the Company as of March 1, 2005 is noted below.

Name and Age	Office

Michael E. Campbell (57)	Chairman of the Board, President and Chief Executive Officer
Paul J. Craney (56)	Corporate Executive Vice President
Louis S. Massimo (47)	Corporate Executive Vice President and Chief Financial Officer
Hayes Anderson (44)	Corporate Vice President, Human Resources
Sarah A. O’Connor (45)	Corporate Vice President, General Counsel and Secretary
W. Paul Bush (54)	Vice President and Treasurer
Steven C. Giuliano (35)	Controller

      No family relationship exists between any of the above named executive officers or between any of them and any Director of the Company. Such officers were elected or appointed to serve as such, subject to the Bylaws, until their respective successors are chosen.
      Mr. Campbell was elected Chairman of the Board and Chief Executive Officer on February 7, 1999. On July 27, 2000, he was given the additional title of President. Prior to the Distribution, he was Executive Vice President of Olin and had global management responsibility for all of Olin’s businesses. Prior to his election as an Executive Vice President of Olin, Mr. Campbell served as President of Olin’s Microelectronic Materials Division. Prior to that time and since 1987, he served as Olin’s Corporate Vice President, Human Resources.
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
      Mr. Massimo was elected a Corporate Executive Vice President on January  30, 2003 and has held the position of Chief Financial Officer since January 27, 1999. Prior to January 30, 2003, Mr. Massimo was a Corporate Vice President since January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, as Corporate Vice President since January 1, 1997. From November 1994 until April 1996, he served as Olin’s Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.
      Mr. Anderson was elected Corporate Vice President, Human Resources effective December 1, 2000. Prior to that, he had served as Vice President and General Manager, Semiconductor Chemicals and Services since June 8, 1999. Prior to that position and since February 19, 1999, Mr. Anderson was Business Director, Process Chemicals and Chemical Management Services. Prior to serving as Business Director and prior to the Distribution, Mr. Anderson served as Business Director, Chemical Management Services of Olin since 1995 and from 1993 to 1995 was Business Manager, Chemical Management Services at Olin.
      Ms. O’Connor was elected Corporate Vice President, General Counsel and Secretary on February 7, 1999. She was elected a Vice President of the Company on October 13, 1998 when the Company was a wholly owned subsidiary of Olin. Prior to the Distribution and since 1995, Ms. O’Connor served as Olin’s Director, Planning and Development. Ms. O’Connor became an Associate Counsel in the Olin Corporate Legal Department in 1989 and was promoted to Counsel in 1992 and to Senior Counsel in January 1995.
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

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      As of January 31, 2005, there were approximately 5,650 record holders of the Company’s common stock.
      The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ARJ.” In 2004, the Company submitted the required Section 303A.12(a) CEO annual certification to the NYSE and has filed as Exhibits 31.1 and 31.2 to this Report the certifications required by Section 302 of the Sarbanes-Oxley Act.
      Information concerning the high and low sales prices of the Company’s common stock and dividends paid on common stock during each quarterly period for the last two most recent fiscal years is set forth in Note 23 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.
      Among the provisions of the credit facility (as defined in Item 7 of this Report) are restrictions relating to the payments of dividends and the acquisition of the Company’s Common Stock based on a financial formula. As of December 31, 2004, dividends and stock repurchases were limited to approximately $48.7 million. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions, which limit dividends and repurchases to $37.6 million as of December 31, 2004. See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this Report for restrictions on dividends and repurchases under the credit facility and senior unsecured notes.
      See Item 12 of this Report for Equity Compensation Plan information.

Item 6.	Selected Financial Data
      The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2004 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.
      As a result of the sale of the majority of the microelectronic materials businesses, the Company has restated its prior year financial statements to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company has retained its 50 percent interest in Planar Solutions LLC, its joint venture with Wacker Chemical Corporation for the production and sale of chemical mechanical planarization (CMP) slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and its chemical management services (CMS) business. The Company will pursue all strategic options for the CMS business, including its sale. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. The Company will continue to supply certain products for a transition period to the purchaser of the microelectronic materials businesses from its Brandenburg, Kentucky facility.

	As of and For the Years Ended December 31,

	2004	2003	2002	2001	2000

	($ in millions, except per share amounts)
Operations
Sales	$1,120.9	$863.5	$763.0	$724.4	$668.0
Cost of Goods Sold(1)	808.0	618.1	541.9	521.0	488.2
Selling and Administration(2)	252.6	209.7	184.6	173.4	134.1
Research and Development	15.4	11.7	10.3	11.4	5.0
Other (Gains) and Losses(3)	1.4	(3.0)	(1.5)	1.0	(8.1)
Impairment and Restructuring(4)	4.6	0.4	5.7	0.7	25.1
Interest Expense, net	18.6	16.6	16.0	17.8	13.1

Income (Loss) from Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies And Cumulative Effect of Accounting Change	20.3	10.0	6.0	(0.9)	10.6
Equity in Earnings of Affiliated Companies	4.0	5.6	3.1	2.5	2.3
Income Tax Expense	7.0	5.5	2.7	1.0	1.8

Income from Continuing Operations Before Cumulative Effect of Accounting Change	17.3	10.1	6.4	0.6	11.1
Income (Loss) from Discontinued Operations, net of tax(5)	2.6	17.7	(3.4)	(1.7)	(10.6)
Cumulative Effect of Change in Accounting, net of tax(6)	—	(0.4)	—	(0.2)	—

Net Income (Loss)	$19.9	$27.4	$3.0	$(1.3)	$0.5

Diluted Income (Loss) Per Share	$0.84	$1.21	$0.13	$(0.06)	$0.02
Common Dividends Per Share	0.80	0.80	0.80	0.80	0.80
Other
Capital Expenditures	18.3	17.0	28.2	32.9	44.0
Depreciation	41.7	37.5	37.4	35.9	30.0
Amortization of Intangibles	5.2	1.9	2.0	7.0	2.3
Effective Tax Rate(7)	28.8%	35.3%	29.7%	62.5%	14.0%
Financial Position
Working Capital(8)	$99.6	$79.3	$38.1	$75.2	$91.9
Property, Plant and Equipment, net	211.6	207.9	222.2	228.5	190.4
Total Assets	1,100.0	976.4	939.1	968.2	1,073.6
Long-Term Debt	215.2	218.5	220.8	265.1	247.6
Shareholders’ Equity	359.8	337.7	330.0	387.5	419.8
Capitalization	584.1	556.9	553.2	691.1	763.2

(1)	Cost of Goods Sold for 2003 includes an insurance settlement of $3.3 million for the reimbursement of past and future repairs of one of the Company’s manufacturing locations.

(2)	Selling and Administration expenses for 2004 include a $6.1 million settlement from a favorable legal judgment.

(3)	Other (Gains) and Losses for 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million in the performance urethanes, HTH water products and hydrazine businesses, offset by the pre- tax gain of $0.6 million on the sale of a building in the personal care business. 2003 principally includes the pre-tax gain on the sale of excess land of $2.5 million. 2002 consists of the pre-tax gain on the sales of excess land. 2001 includes a $1.0 million write-off of an investment in GlobalBA.com, Inc.

2000 consists of a pre-tax gain on the sale of Superior Pool Products of $10.6 million and certain acquisition-related costs of $2.5 million related to the acquisition and integration of Hickson.

(4)	Impairment and Restructuring consist of the following:

Impairment Charge —	2004 includes a $2.9 million charge for the fully-dedicated manufacturing assets of the microelectronic materials business located in Brandenburg, Kentucky which the Company continues to own. These assets will no longer be utilized except for a transition period and have limited, if any, use thereafter.
Restructuring —	2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves. 2003 includes severance cost of $1.4 million for headcount reductions related to the performance products segment, $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 original restructuring program offset by a reduction of the prior years’ restructuring reserves of $2.1 million. Restructuring charges for 2002 include $4.7 million related to headcount reductions of approximately 140 employees in the performance urethanes and HTH water products businesses, as well as a $1.0 million charge related to the consolidation of several treatment products segment operations. The non-cash portion of the restructuring charge was approximately $1.0 million. 2001 charges include $2.4 million for headcount reductions, offset by a $1.5 million reduction of the 2000 reserve and $0.2 million of reimbursement of certain severance costs. 2000 charges include a $25.1 million charge, which consists of $14.1 million related to the write-off of certain costs associated with the biocides business, and $11.0 million related to other headcount reductions.

(5)	The following details the components of Income (Loss) from discontinued operations:

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	($ in millions)
Discontinued Operations, Results of Operations:
Microelectronic Materials(a)	$10.0	$5.0	$(0.1)	$(1.8)	$(15.4)
Hickson organics(b)	—	(2.9)	(3.3)	(2.9)	—
Sulfuric Acid(c)	—	1.1	1.5	3.0	4.8
Gain (Loss) on Sale of Businesses:
Microelectronic Materials	(1.6)	—	—	—	—
Hickson organics(d)	(7.3)	(2.0)	(1.5)	—	—
Sulfuric Acid(e)	1.5	16.5	—	—	—

Total Income (Loss) from Discontinued Operations, net of tax	$2.6	$17.7	$(3.4)	$(1.7)	$(10.6)

(a)	Represents the results of operations, net of tax, for all years presented through the date of sale on November 30, 2004. 2000 includes restructuring expense ($8.9 million) and an impairment charge ($31.0 million) due to the process chemicals restructuring.

(b)	Represents the results of operations, net of tax, of the Hickson organics division for 2003 through the date of sale on August 11, 2003, 2002 and September through December 2001.

(c)	Represents the results for all years presented through the date of sale on July 2, 2003.

(d)	2004 includes an adjustment on the loss on the sale of the Hickson organics Castleford operations principally due to the establishment of a reserve on the outstanding working capital receivable and a charge for probable future commitments as a result of the uncertainty concerning the viability of the purchaser. 2003 represents the initial loss on the sale of the Hickson organics Castleford operations. 2002 represents the loss on the sale of the DanChem organics operation in Danville, Virginia.

(e)	2004 principally represents a tax refund related to the sale of the sulfuric acid business.

(6)	2003 reflects the impact of adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” 2001 reflects the impact of adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(7)	The effective tax rate is based on continuing operations before cumulative effect of accounting change.

(8)	Working capital excludes cash, short-term debt and assets held for sale. In addition, the Company sells certain accounts receivable through an accounts receivable securitization program entered into in March 2002. As a result, accounts receivable have been reduced, the Company’s undivided interest in such receivables have been reflected as a short-term investment and proceeds from the sales have been used to pay down debt. As of December 31, 2004 and 2003, the Company had not sold any participation interests in accounts receivable. As of December 31, 2002, the Company had sold $33.5 million of participation interests in $55.1 million of accounts receivable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s historical Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company’s various products and shipping and handling costs. In addition, segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, impairment and certain unallocated expenses of the corporate headquarters. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore equity income (loss) is included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.
      As a result of the sale of the majority of the microelectronic materials businesses, the Company has restated its prior year financial statements to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company has retained its 50 percent interest in Planar Solutions LLC, its joint venture with Wacker Chemical Corporation for the production and sale of chemical mechanical planarization (CMP) slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and its chemical management services (CMS) business. The Company will pursue all strategic options for the CMS business, including its sale. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. The Company will continue to supply certain products for a transition period to the purchaser of the microelectronic materials businesses from its Brandenburg, Kentucky facility.
Results of Operations
Consolidated

	Years Ended December 31,

	2004	2003	2002

	(In millions, except per share
	amounts)
Sales	$1,120.9	$863.5	$763.0
Gross Margin	312.9	245.4	221.1
Selling and Administration	252.6	209.7	184.6
Research and Development	15.4	11.7	10.3
Other (Gains) and Losses	1.4	(3.0)	(1.5)
Restructuring Expense	1.7	0.4	5.7
Impairment Charge	2.9	—	—
Interest Expense, net	18.6	16.6	16.0
Equity in Earnings of Affiliated Companies	4.0	5.6	3.1
Income Tax Expense	7.0	5.5	2.7
Income (Loss) from Discontinued Operations, net of tax	10.0	3.2	(1.9)

	Years Ended December 31,

	2004	2003	2002

	(In millions, except per share
	amounts)
Gain (Loss) on the Sales of Discontinued Operations, net of tax	(7.4)	14.5	(1.5)
Cumulative Effect of Accounting Change, net of tax	—	(0.4)	—

Net Income	$19.9	$27.4	$3.0

Basic Income Per Share	$0.86	$1.21	$0.13
Diluted Income Per Share	$0.84	$1.21	$0.13
Weighted Average Common Stock Outstanding:
Basic	23.2	22.6	22.5
Diluted	23.5	22.6	22.6
      The Company is a global specialty chemicals manufacturer supplying value-added products and services to consumer products and industrial markets on a worldwide basis. The Company operates in two segments: Treatment Products and Performance Products. In 2004, the Company sharpened the focus on its core growth platform — Treatment Products — by acquiring Avecia’s pool & spa and protection & hygiene businesses and by divesting the majority of its microelectronic materials businesses.
      Arch’s Treatment Products business segment generates approximately 85% of the Company’s annual sales. It includes three reportable business units: HTH water products, personal care and industrial biocides, and wood protection and industrial coatings. The results of the pool & spa business are included in the HTH water products business unit and the results of the protection & hygiene business are included in the personal care and industrial biocides business unit.
      The Treatment Products segment drives growth by its superior product formulation skills, technical customer support capabilities and its expertise in helping customers respond to key regulatory trends aimed at improving the environment or protecting human health and safety. For example, the Company’s environmentally preferable zinc and copper Omadine® biocides are rapidly being formulated into marine antifouling paints to replace tributyl tins, whose toxicity to marine life has led to international bans on their use in marine paints. The Company is also a global market leader in supplying biocides for incorporation into interior and exterior paints, wallboard, ceiling tiles and other building products to deter the growth of mold and mildew, the major cause of the Sick Building Syndrome.
      The Company’s major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Latin America, Australia, Asia and South Africa. Approximately 50% of sales and total long-lived assets, excluding goodwill, are outside the U.S. Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates. These fluctuations impact the translation of sales, earnings, assets and liabilities from the local functional currency to the U.S. dollar. Operating units outside the U.S. that purchase raw materials in U.S. dollars are also impacted by fluctuations in foreign currency exchange rates.
      Critical success factors for the Company include managing its overall global manufacturing facilities to maximize efficiencies in the manufacturing processes; fixing or eliminating unprofitable businesses; reducing overall product sourcing costs; and growing the businesses organically and through strategic acquisitions. In addition, several of its customers generally require that the Company demonstrate improved efficiencies, through cost reductions and/or price decreases. Finally, the Company’s continued growth will be based on its ability to develop new products to meet its customers’ needs. See Results of Operations for more details on the factors that drive year-over-year performance.
      The Company has an annual compensation plan and a long-term incentive compensation plan for its executives and other employees. The annual plan’s financial targets are diluted earnings per share and cash flow. The numerator for diluted earnings per share is net income adjusted for any extraordinary income or expense, special charges or gains, and gains or losses on sales of businesses or sales not in the ordinary course of business (“adjusted net income”). Cash flow is defined as EBITDA, plus or minus the change in working capital, less capital spending. The Company’s long-term incentive plan target is Return on Equity (“ROE”).

ROE is defined as adjusted net income divided by average shareholder’s equity (the average calculated using the shareholder’s equity at the beginning and the end of the fiscal year, excluding the impact on ending shareholder’s equity of any adjustments to net income). These financial metrics are key performance indicators utilized by the Company to evaluate its performance against stated goals. In addition, the estimated and actual performance against such targets can have a significant impact on the amount of incentive compensation expense recorded by the Company.
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
      The Company’s 2004 full year net sales were $1,120.9 million, up approximately 30% from 2003. The Company benefited from acquisitions and from organic growth in its core businesses, which is evidenced by the strong demand for biocides used in marine antifouling paints, antidandruff shampoos and building products that deter the growth of mold and mildew. In 2004, the Company continued to see savings from prior restructuring programs that were combined with other cost-reduction initiatives; thereby enabling the Company to offset rising costs in its pension and health-care plans, as well as continued raw material price pressures. The Company remains focused on reducing costs and managing cash wisely, so it has sufficient resources to drive growth both organically and through additional complementary acquisitions.

Year Ended December 31, 2004 Compared to 2003
      Sales increased $257.4 million, or 29.8%, due in part to the acquisition of Avecia’s pool & spa and protection & hygiene businesses and Aquachlor ($126.0 million or 14.6%). Excluding the impact of acquisitions, sales increased $131.4 million, or 15.2%, principally due to an increase in volumes (approximately 12 percent), favorable foreign exchange (approximately four percent), partially offset by lower pricing (approximately one percent). Sales volumes were higher in the wood protection business due to the addition of new customers and favorable product mix as higher volumes of Wolman® E and Tanalith® E (CCA-alternative products) and moldecides more than offset lower volumes of traditional CCA products. Sales volumes also increased in the industrial biocides business as a result of strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and HTH water products businesses.
      Gross margin percentage was 27.9% and 28.4% for 2004 and 2003, respectively. The impact of acquisitions on gross margin was an increase of 0.9%. The decrease in margin percentage was primarily a result of lower propellant sales in the hydrazine business as a result of the expiration of a government contract and higher raw material costs in the wood protection and performance urethanes businesses. Additionally, included in the performance products margins in 2003 is income for an insurance settlement of $3.0 million for the reimbursement of past and future repairs and maintenance expense for storm damage at one of the Company’s manufacturing facilities.
      Selling and administration expenses as a percentage of sales decreased to 22.5% in 2004 from 24.3% in 2003. Excluding the impact of acquisitions, selling and administration expenses as a percentage of sales were 22.4% in 2004. These expenses increased by $42.9 million primarily due to acquisitions ($29.9 million). Excluding the impact of acquisitions, selling and administration expenses increased $13.0 million due to unfavorable foreign exchange of approximately $5 million, incentive compensation, audit expenses associated with the Sarbanes-Oxley Act ($2.7 million) and higher costs associated with converting customers to CCA-alternative preservatives in the wood treatment business. Lower legal expenses in the personal care and wood protection businesses were slightly offset by higher legal expenses for HTH water products business and the Coatings business. The personal care business benefited from the recognition of a $6.1 million settlement of a favorable judgment obtained earlier in the year against a former owner of an acquired company, which was partially offset by higher reserves for self-insurance liabilities for HTH water products. The industrial biocides business also benefited from data compensation for toxicology studies of $1.7 million. Included in selling and administration expense for 2004 is $3.3 million of amortization expense due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses.
      Research and development expenses increased by $3.7 million primarily due to the acquired protection & hygiene businesses as well as increased spending in the other treatment products businesses to support growth initiatives.
      Other (gains) and losses in 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million in the performance urethanes, HTH water products and hydrazine businesses, offset by the pre-tax gain of $0.6 million on the sale of a building in the personal care business. Other (gains) and losses in 2003 principally represents the pre-tax gain on the sale of excess land of $2.5 million.
      Restructuring expense of $1.7 million in 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves. Restructuring in 2003 includes $1.4 million of severance costs for additional headcount reductions associated with the performance products segment, a $1.1 million revision to the 2002 restructuring program, offset by a reduction of the prior years’ restructuring reserves of $2.1 million due to revisions to previous plans’ estimates.
      Impairment charge of $2.9 million in 2004 is for the fully-dedicated manufacturing assets of the microelectronic materials business located in Brandenburg, Kentucky that the Company continues to own that were not sold in the recent divestiture of the majority of the operations of the microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”). These assets will be utilized by the Company solely to supply certain raw materials to Fuji for a transition period of up to two years. Based upon the Company’s current operations, these assets will have limited use, if any, after such transition period. As a result, the Company was required to review these long-lived assets for recoverability. Based upon an undiscounted cash-flow analysis, including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows. Therefore, during the fourth quarter of 2004, the Company incurred an impairment charge to write-down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.
      Interest expense, net increased $2.0 million due to the higher debt levels during the year as a result of the purchase of Avecia’s pool & spa and protection & hygiene businesses.
      Equity in earnings of affiliated companies decreased $1.6 million due to unfavorable operating results of the Planar Solutions and Nordesclor joint ventures. The operating results of the Planar Solutions joint venture decreased approximately $0.9 million due to higher manufacturing costs principally related to the start-up of a second copper slurry production facility to meet growing customer demand. The decrease in operating results of the Nordesclor joint venture is a result of continued strong competition in Latin America.
      The tax rate on income from continuing operations for 2004 and 2003 was 29% and 35%, respectively. The decrease in rate is primarily due to the benefit of lower foreign taxes.
      Income (loss) from discontinued operations, net of tax, reflects the results of operations of the microelectronics business through November 30, 2004 (the date of sale). Net income was $10.0 million in 2004 compared to net income of $5.0 million in 2003. The increase in net income is primarily the result of improved operating results of the FUJIFILM Arch joint venture, higher sales, favorable raw material pricing and lower legal costs.
      Income (loss) from discontinued operations in 2003 also includes the results of operations and allocated interest of the Hickson organics business through August 11, 2003. Net loss was $2.9 million in 2003, which includes a $4.0 million impairment charge to adjust the net asset value to its estimated selling price, less costs to dispose. Income (loss) from discontinued operations also includes the results of the sulfuric acid business through July 2, 2003 (the date of sale). Net income was $1.1 million in 2003.

      Gain (loss) on the sale of discontinued operations, net of tax, in 2004 includes the after-tax loss of $1.6 million on the sale of substantially all the net assets of the Company’s microelectronics business. It includes the after-tax loss of $7.3 million related to the previous sale of the Hickson organics business. The Company provided a reserve for the unpaid post-closing working capital adjustment related to the previously sold Hickson organics business, associated legal expenses due to an independent third party arbitrator’s decision and incurred a charge of $4.0 million related to probable future commitments. These losses were slightly offset by a $1.5 million tax refund related to the sale of the sulfuric acid business.
      Gain on sales of discontinued operations, net of tax, in 2003 includes the after-tax gain of $16.5 million on the sale of substantially all the net assets of the Company’s sulfuric acid business. Also included in the gain on sale of discontinued operations is the after-tax loss of $2.0 million on the sale of the Company’s Hickson organics operations in Castleford, England.

2005 Outlook
      The Company expects higher raw material costs in its HTH water products business, in particular from purchased chlorinated isocyanurates. However, these cost increases should be more than offset by continued market expansion in the professional pool dealer and the mass merchant markets, a full year contribution from the pool & spa acquisition and further realization of cost and revenue synergies from the acquisition. Also, the Company expects its personal care and industrial biocides business to benefit from continued strong demand for the biocides used in marine antifouling paints, in building products and in antidandruff markets, in addition to the full year contribution from the protection and hygiene acquisition. Wood protection is expected to continue to benefit from increased market share in both the CCA-alternative residential products market and the industrial CCA-market. As a result, the Company anticipates that sales for the full year will increase by approximately eight to ten percent. Earnings per share for the full-year 2005 are forecast to be in the $1.20 to $1.30 per share range, compared to $0.74 in 2004, which included a $0.12 loss for restructuring and impairment. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be approximately $25 million. Pension expense is expected to increase by approximately $6 million and the effective tax rate is assumed to be 35 percent.
      In 2004, the Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award. In July 2004, the U.S. Government Accountability Office (“GAO”) informed Arch and the DESC that the GAO will sustain the Company’s formal protest of the DESC’s decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC has notified the Company that it has taken corrective action by re-opening the bidding process. The Company submitted its new bid on January 20, 2005. Final revised bids are currently due March 15, 2005. The DESC has notified the Company that it anticipates completing its contract-award decision late in the first quarter or early in the second quarter of 2005. The 2005 forecast assumes no revenue from the award of a new propellants contract. The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. The failure to obtain this contract would require the Company to assess the potential impairment of its hydrazine business. The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business. The estimate of the amount of the impairment is approximately $13.0 million, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for shutdown and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $15 million. These one-time cash costs are expected to be more than offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19.0 million. The net aggregate pre-tax charge for one-time items could be approximately $9 million, net of the payments to be received from the U.S. Government. (See Note 21 of Notes to Consolidated Financial Statements.)

      Additionally, included in the Company’s 2005 outlook is an estimate of incentive compensation expense for 2005, which is based on the estimated financial performance of the Company. The financial targets are set annually by the Company’s compensation committee. The annual incentive plans financial targets are earnings per share and cash flow. Cash flow is defined as EBITDA, plus or minus the change in working capital, less capital expenditures. The Company also has a long-term incentive plan which has a financial target based on return on equity to be achieved in three years, which can be accelerated to be earned in two years. If there were a change in the Company’s estimated financial performance, it could have a significant impact on the amount of compensation expense recorded by the Company.
      The Company’s 2005 outlook is also based on assumptions regarding the Company’s pension and postretirement benefit obligations, which are recorded based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, rates of increase in compensation levels, expected return on plan assets and trends in health care costs, which are updated annually. Market conditions and interest rates significantly impact future assets, liabilities and expense of the Company’s pension and postretirement benefit plans. Therefore, any changes in such assumptions could impact the Company’s estimate of expense and/or funding which may be material to the Company’s future results.

Year Ended December 31, 2003 Compared to 2002
      Sales increased $100.5 million, or 13.2%, due to favorable foreign exchange (approximately six percent), an increase in volumes (approximately five percent) and higher pricing (approximately two percent). The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and HTH water products businesses. Sales volumes were higher in the HTH water products business principally due to the Aquachlor acquisition (approximately $18 million) and the industrial biocides business as a result of continued strong demand for biocides used in building products and marine antifouling paint markets. The increase in sales volumes was partially offset by lower volumes in the performance products segment.
      Gross margin percentage was 28.4% and 29.0% for 2003 and 2002, respectively. The decrease in margin percentage was primarily a result of higher raw material costs in the performance urethanes business, lower sales volume in the hydrazine business and unfavorable product mix for the personal care business. These decreases were partially offset by higher margins in the HTH water products business due to lower manufacturing costs. Margins also increased in the industrial biocides business due to the increased sales volume. Additionally, included in the performance products margins is income for an insurance settlement of $3.0 million for the reimbursement of past and future repairs and maintenance expense for storm damage at one of the Company’s manufacturing facilities.
      Selling and administration expenses as a percentage of sales increased slightly to 24.3% in 2003 from 24.2% in 2002 and increased in amount by $25.1 million. The increase in amount was primarily due to higher customer conversion costs associated with CCA-alternative preservatives in the wood protection business, higher legal-related costs in the wood protection and personal care businesses, higher pension and insurance costs (approximately $7 million), the acquisition of Aquachlor ($2.7 million) and the unfavorable effect of foreign exchange (approximately $8 million). 2002 includes the write-off of the assets associated with a cancelled expansion of the HTH water products J3™ plant of approximately $2 million, offset by a favorable legal decision in a 1994 raw material spillage lawsuit of $1.9 million.
      Research and development expenses increased by $1.4 million primarily due to increased spending in the treatment products segment to support various growth initiatives.
      Other (gains) and losses in 2003 principally represent the pre-tax gain on the sale of excess land of $2.5 million. 2002 represents the pre-tax gain on sales of excess land of $1.5 million.
      Restructuring expense in 2003 includes $1.4 million for severance costs related to headcount reductions in the performance products segment. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana. 2003 also includes $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction of the prior year’s restructuring reserves of $2.1 million due to revisions to previous plan’s estimates. Restructuring expense in 2002 includes employee-related costs for headcount reductions in the treatment products and performance products segments and expenses related to the consolidation of several treatment products operations.
      Equity in earnings of affiliated companies increased $2.5 million due to favorable operating results of all the joint ventures, in particular the Koppers and Planar Solutions joint ventures. Operating results of the Planar Solutions joint venture increased due to increased sales of CMP copper slurries used in advanced chip manufacturing processes. The improvement in operating results of the Koppers joint venture was the result of increased sales volumes in Australasia.
      The tax rate on income from continuing operations for 2003 and 2002 was 35% and 30%, respectively. The impact of restructuring decreased the effective tax rate on income from continuing operations by 4% for 2002.
      Income (loss) from discontinued operations includes the results of the microelectronic materials business. Net income was $5.0 million in 2003 compared to a loss of $0.1 million in 2002. The improvement in operating results is due to higher sales, lower legal costs and improved operating results of the FUJIFILM Arch joint venture.
      Income (loss) from discontinued operations also includes the results of the sulfuric acid business through July 2, 2003 (the date of sale). Net income was $1.1 million in 2003 compared to $1.5 million in 2002.
      Income (loss) from discontinued operations, net of tax, also reflects the results of operations and allocated interest of the Hickson organics business through August 11, 2003 (the date of sale). Net loss was $2.9 million in 2003 compared to a net loss of $3.3 million in 2002. 2003 includes a $4.0 million impairment charge to adjust the net asset value to its estimated selling price, less costs to dispose. 2002 included $1.9 million of restructuring charges.
      Gain (loss) on the sale of discontinued operations, net of tax, in 2003 includes the after-tax gain of $16.5 million on the sale of substantially all the net assets of the Company’s sulfuric acid business. Also included in gain (loss) on sales of discontinued operations is the after-tax loss of $2.0 million on the Company’s Hickson organics operations in Castleford, England. The 2002 loss on the sales of discontinued operations, net of tax, includes the after-tax loss on the sale of the organics operation located in Danville, Virginia.
Segment Operating Results
      As a result of the sale of the majority of the microelectronic materials businesses, the Company has restated its prior year financial statements to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with SFAS 144. The Company has retained its 50 percent interest in Planar Solutions LLC, its joint venture with Wacker Chemical Corporation for the production and sale of CMP slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and its CMS business. The Company will pursue all strategic options for the CMS business, including its sale. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. The results of its CMP joint venture have been included in General Corporate Expenses. In addition, as a result of the sale, the Company has reallocated certain centralized service costs to the Company’s segments that were previously allocated to the microelectronic materials segment.
      The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are treatment products and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, impairment expense and certain unallocated expenses of the corporate headquarters.
      The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.
Treatment Products

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Results of Operations
Sales
HTH Water Products	$366.0	$289.7	$243.1
Personal Care & Industrial Biocides	234.6	149.3	124.5
Wood Protection & Industrial Coatings	351.1	268.3	233.2

Total Treatment Products	$951.7	$707.3	$600.8

Operating Income (Loss)
HTH Water Products	$7.2	$7.6	$(2.3)
Personal Care & Industrial Biocides	50.1	28.3	28.0
Wood Protection & Industrial Coatings	24.1	13.9	15.9

Total Treatment Products	$81.4	$49.8	$41.6

Year Ended December 31, 2004 Compared to 2003
      Sales increased $244.4 million, or 34.6%, and operating income increased $31.6 million. The increase in sales is due to acquisitions ($126.0 million or approximately 18 percent), higher volumes (approximately 15 percent) and favorable foreign exchange (approximately four percent) that was partially offset by lower pricing (approximately two percent). The increase in volumes is due to increased volumes in the wood protection business and the continued strong demand for all product lines in the industrial biocides business. Operating income increased due to the higher sales volumes, partially offset by higher raw material costs in the wood protection business. In addition, the personal care business benefited from the recognition of a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company, which was partially offset by higher self-insurance reserves for HTH water products.

HTH Water Products
      Sales increased $76.3 million, or 26.3%, and operating income decreased $0.4 million. The increase in sales was due primarily to the acquisitions of Avecia’s pool & spa business and Aquachlor ($62.7 million). Excluding the impact of acquisitions, sales increased approximately four percent principally due to increased volumes. The favorable foreign currency rates (approximately three percent) were offset by lower pricing (approximately three percent). The higher volumes were attributable to higher North American residential swimming pool volumes, which include branded calcium hypochlorite (HTH® and J3TM), pool maintenance products and accessories and non-branded calcium hypochlorite. The lower pricing is principally due to lower prices for branded chlorinated isocyanurates (Pace®).
      Operating income decreased by $0.4 million as the higher sales including the positive contributions of the acquisitions were more than offset by higher raw material, freight and distribution costs, lower contribution from the Nordesclor joint venture and increased selling and administration expenses. The increase in selling and administration expenses is due to higher reserves for self-insured liabilities and legal expenses ($3.2 million), increased selling and advertising expenses which includes pool dealer integration initiatives (approximately $2 million), the acquisition of Aquachlor ($2.8 million), and the unfavorable impact of foreign exchange. In addition, 2004 includes unfavorable manufacturing maintenance costs related to an unscheduled outage.

Personal Care and Industrial Biocides
      Sales increased $85.3 million, or 57.1%, and operating income increased $21.8 million. The sales increase is primarily due to the acquisition of Avecia’s protection & hygiene business ($63.3 million). Excluding the impact of the acquisition, sales increased approximately 15 percent principally due to higher volumes (approximately 16 percent) and favorable foreign currency rates (approximately two percent), partially offset by lower pricing (approximately three percent) for antidandruff products. The higher volumes are attributable to continued strong demand for biocides used in building products markets, antidandruff shampoos and marine antifouling paint.
      Operating income increased $21.8 million due to the higher sales, including the positive contribution from the acquisition and lower legal expenses. The improvement was partially offset by higher selling and administration costs to support various growth initiatives throughout the businesses. In addition, the operating results benefited from a $6.1 million settlement of a favorable judgment obtained earlier this year against a former owner of an acquired company and from compensation for toxicology data of $1.7 million.

Wood Protection and Industrial Coatings
      Sales increased $82.8 million, or 30.9%, primarily due to higher volumes (approximately 25 percent) and favorable foreign currency rates (approximately seven percent), which were slightly offset by lower pricing (approximately one percent). The increase in sales is a result of the favorable product mix, as higher volumes of CCA-alternative products (Wolman® E and Tanalith® E) and moldecides more than offset lower volumes of traditional CCA products. Sales also increased from the addition of new customers in the wood protection business. The improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market, driven by the voluntary withdrawal in the U.S. by wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. Higher sales in the industrial coatings business were principally the result of favorable foreign exchange.
      Operating income increased $10.2 million over the prior year due to higher sales, lower legal expenses and favorable foreign currency, partially offset by higher raw material costs and increased costs associated with converting customers to CCA-alternative preservatives.

Year Ended December 31, 2003 Compared to 2002
      Sales increased $106.5 million, or 17.7%, and operating income increased $8.2 million. The increase in sales is due to higher volumes (approximately nine percent), favorable foreign exchange (approximately eight percent) and higher pricing (approximately one percent). The increase in volumes of approximately $53 million is due to the Aquachlor acquisition (approximately $18 million) in the HTH water products business and the continued strong demand for all product lines in the industrial biocides business. The favorable foreign exchange effect on sales is primarily in the industrial coatings and HTH water products businesses. Operating income increased due to the higher sales volumes, partially offset by higher selling and administration costs due to increased legal expenses and additional investments to support growth initiatives.

HTH Water Products
      Sales increased $46.6 million, or 19.2%, and operating results improved by $9.9 million. The increase in sales was due to the acquisition of Aquachlor (approximately $18 million), increased volumes of approximately four percent due to stronger international volumes of branded calcium hypochlorite and chlorinated isocyanurates and increased pool maintenance products and accessories volumes and favorable foreign currency rates (approximately seven percent).

      Operating results improved significantly. The improved results were due to the higher sales, lower manufacturing and product sourcing costs, partially offset by higher selling and administration costs. Selling and administration costs increased due to higher litigation-related costs associated with property damage claims (see Note 20 Commitments and Contingencies), partially offset by lower advertising costs. 2002 included the write-off of the assets associated with a cancelled expansion of the J3TM plant of approximately $2 million.

Personal Care and Industrial Biocides
      Sales increased $24.8 million, or 19.9%, due to continued strong demand for all product lines, in particular the biocides used in the marine antifouling paint, antidandruff shampoo and building products markets. Operating income increased $0.3 million due to the higher sales, partially offset by higher selling and administration costs. Selling and administration costs increased to support various growth initiatives related to the expansion of the personal care business into new markets and increased legal expenses in the personal care product line relating to litigation in which the Company asserted claims against a former owner and several former employees of an acquired business. In addition, 2002 benefited from the pre-tax gain on the sale of excess land of $0.8 million.

Wood Protection and Industrial Coatings
      Sales increased $35.1 million, or 15.1%, primarily due to favorable foreign currency rates (approximately 12%). Excluding the favorable impact of foreign currency, sales increased as higher volumes of Wolman® E and Tanalith® E (both CCA-alternative products) and favorable pricing for industrial coatings, were partially offset by lower volumes of traditional CCA products. This improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market driven by the voluntary withdrawal in the U.S. by the wood treatment manufacturers of their CCA registrations for non-industrial uses by December 31, 2003.
      Operating income decreased $2.0 million due to higher ongoing legal defense expenses associated with CCA product-related lawsuits and customer conversion costs associated with CCA-alternative preservatives. 2002 benefited from a favorable legal decision in a 1994 raw material spillage lawsuit of $1.9 million.
Performance Products

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Results of Operations
Sales
Performance Urethanes	$145.0	$122.2	$120.2
Hydrazine	24.2	34.0	42.0

Total Performance Products	$169.2	$156.2	$162.2

Operating Income (Loss)
Performance Urethanes	$(5.2)	$(6.0)	$(1.4)
Hydrazine	(2.6)	1.9	5.5

Total Performance Products	$(7.8)	$(4.1)	$4.1

Year Ended December 31, 2004 Compared to 2003
      Sales increased approximately eight percent and operating results decreased by $3.7 million.

Performance Urethanes
      Performance urethanes sales increased $22.8 million, approximately 19%, and operating results improved by $0.8 million. The increase in sales is the result of improved pricing and higher volumes due to stronger demand for glycol and specialty polyol products and higher contract manufacturing volumes. The improved pricing was principally due to the successful price increases to mitigate higher raw material costs. Operating results improved slightly as the higher sales and lower selling and administration expenses resulting from cost-reduction initiatives were mostly offset by higher raw material and energy costs as well as a charge for a Brazilian state import tax claim ($1.6 million). In addition, the 2003 results included income for an insurance settlement of approximately $3 million for reimbursement of past and expected future repairs and maintenance expense for storm damage at one of the Company’s manufacturing facilities that was partially offset by increased bad debt expense related to a customer in Venezuela.

Hydrazine
      Hydrazine sales decreased $9.8 million and operating results decreased by $4.5 million. The lower sales were due to lower propellant revenues as a result of the expiration of a long-term propellants supply contract with the U.S. government on April 30, 2004, partly offset by increased demand for Ultra Pure™ Hydrazine. Operating income was lower than prior year due to the lower hydrazine propellant revenues.

Year Ended December 31, 2003 Compared to 2002

Performance Urethanes
      Performance urethanes sales increased $2.0 million and operating results decreased by $4.6 million. Sales increased due to higher polyol volumes and higher contract manufacturing, partially offset by lower Latin American sales, as a result of poor economic conditions and political instability in Venezuela, the withdrawal from a Middle Eastern market and lower propylene glycol sales.
      Operating results decreased due to significantly higher raw material and energy costs, slightly offset by lower selling and administration expenses resulting from cost reduction initiatives. 2003 also includes income for an insurance settlement of approximately $3 million for reimbursement of past and expected future repairs and maintenance expense for storm damage at one of the Company’s manufacturing facilities that was partially offset by increased bad debt expense related to a customer in Venezuela.

Hydrazine
      Hydrazine sales decreased $8.0 million and operating income decreased by $3.6 million. Sales decreased due to lower hydrate volumes resulting from the temporary idling of the plant, partly offset by favorable hydrate pricing. Operating income was lower than prior year primarily due to the lower sales and higher manufacturing costs.
Corporate Expenses (Unallocated)

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$26.1	$13.1	$14.9

Year Ended December 31, 2004 Compared to 2003
      The increase in unallocated corporate expenses is principally due to the increase in incentive compensation expense of $3.8 million associated with the Company’s incentive plans and increased audit fees of $2.7 million associated with the Sarbanes-Oxley Act. In addition, the Company incurred additional environmental costs associated with idle properties of approximately $2.4 million. 2003 included a gain on the sale of excess land of $2.5 million. Included in the unallocated corporate costs are the results of operations of the Company’s Planar Solutions joint venture which decreased $1.0 million as a result of higher manufacturing costs related to the start-up of a second copper slurry production facility to meet growing customer demand.

Year Ended December 31, 2003 Compared to 2002
      The decrease in unallocated corporate expenses is principally due to the gain on the sale of excess land of $2.5 million. The gain more than offset the increase in incentive compensation expense of $2.0 million associated with the Company’s long-term incentive plan. In addition, lower expenses associated with the Company’s accounts receivable securitization program were principally offset by higher audit fees.
Environmental
      The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous wastes and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected, and will continue to affect, substantially all of the Company’s U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required, and will continue to require, new capital expenditures and will increase operating costs.
      The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company’s current facilities and certain off-site locations. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites, all of which have been accrued for in the accompanying Consolidated Financial Statements.
      In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for environmental concerns. For identified environmental liabilities as of the transition date, there is no limit to the liability retained by the Company. The Company estimates such potential liability to be less then $1.0 million. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with the Company’s total exposure thus limited to $3.0 million over a five-year period from the closing date.
      In connection with the disposition of the sulfuric acid business on July  2, 2003, the Company provided environmental covenants to the purchaser in which the Company is solely liable for the costs of any environmental claim for remediation of any hazardous substances that were generated, managed, treated, stored or disposed of prior to the closing date of the sale. The Company will be released, under the sales agreement, from its obligation, which cannot exceed $22.5 million, 20 years from the closing date. Additionally, as part of its environmental indemnifications, the Company will be responsible for damages directly related to the process sewer system at the Beaumont, Texas plant during the first five years from the closing date.

      As part of the Hickson organics disposition, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the Consolidated Financial Statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million.
      The Company does not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, the sulfuric acid and the Hickson organics dispositions. The Company has estimated that the fair value of any such additional exposure would be immaterial.
      Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $2.4 million were recorded in 2004 and were not material to operating results in 2003 and 2002, but may be material in future years.
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
      Cash outlays for environmental related activities for 2004, 2003 and 2002 were as follows:

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Environmental Cash Outlays
Capital Projects	$1.3	$0.7	$3.1
Plant Operations	6.4	6.7	7.0
Remedial Activities	2.7	2.3	2.5

Total Environmental Cash Outlays	$10.4	$9.7	$12.6

      The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $8.3 million at December 31, 2004, of which $3.3 million is classified as current liabilities and $8.6 million at December 31, 2003, of which $3.3 million is classified as current liabilities. The Company’s estimated environmental liability relates to seven sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.
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
      Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At

December 31, 2004, the Company had estimated additional contingent environmental liabilities of $7.3 million.
Legal Matters
      There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment, in favor of a railroad, of approximately $8.5 million plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 million plus interest. The railroad appealed the judgment, and in February 2005 the court of appeals affirmed the judgment. The judgment and related interest is included in Accrued Liabilities in the accompanying Consolidated Balance Sheets. The Company does not expect any final resolution of this case to have a material adverse effect on the results of operations or the financial position of the Company.
      The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The parties have reached an agreement to settle a portion of the litigation that involves claims by plaintiffs who are individuals. This agreement has received court approval and the settlement amount has been paid by the Company. The balance of the litigation primarily involves claims by a number of businesses for property damage. The Company has provided for its exposure in this litigation, $3.0 million, including the amount of its participation in the settlement, and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the remaining plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.
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
      In March 2004, in the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the federal district court ruled that the requirements for a class action were not met and denied class action status to the case. The parties entered an agreement to settle the claims of the individual plaintiffs for a nominal amount, and the case was dismissed with prejudice.
      In addition, there are fewer than ten other CCA-related lawsuits in which the Company and/or one or more of the Company’s subsidiaries is involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.
      The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004, 2003 and 2002, and may be significant in the future.
      All CCA-related cases are subject to a number of uncertainties. As a result, their impact, if any, is difficult to assess. Based on the information currently available to the Company, however, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.
      In March 2004, a jury in the U.S. District Court for the District of New Jersey awarded Arch Personal Care Products, a wholly-owned subsidiary of the Company, approximately $7.0 million in damages after finding, among other things, one of the defendants had breached his non-compete obligations to Arch Personal

Care Products. In July 2004, the parties reached agreement to settle $6.6 million of the judgment for $6.1 million, all of which has been recognized in the results for the year ended December 31, 2004.
      In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 million per plaintiff. The Company is effectively self-insured for the first $3.0 million in this case, regardless of the number of plaintiffs. The case has been removed to the U.S. district court in Oregon by the Company and plaintiffs have moved to return the case to state court. The court denied the motion, and plantiffs have moved to reargue. During the second quarter of 2004, the Company recorded $3.0 million of self-insurance reserves related to its potential exposure in this case and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.
      In Brazil, the Company uses a third-party agent to process and pay certain state import duties. In July 2004, the Company was notified of a claim for unpaid state import duties, including interest and potential penalties. The Company has accrued $2.1 million for the estimated taxes and related interest for this claim. As of December 31, 2004, the Company had estimated contingent liabilities related to this claim up to $1.8 million.
      In May 2004, the U.S. Department of Commerce and the U.S. International Trade Commission initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In December 2004, the Department of Commerce issued a preliminary determination and estimated antidumping duties margins ranging from approximately 126% to 180% for Chinese producers and 12% for Spanish producers. In February 2005, the rate for the Chinese producer who currently supplies the Company was reduced to 87%. As the importer of record, the Company is obliged to post a bond or cash deposit of these preliminary duties until the investigation is concluded. If the final finding is that no dumping occurred or that those imports did not injure the domestic industry, the duties will terminate and be refunded if paid. The final results of the investigations, and the order if issued, are expected in June 2005. The producers may annually request a review of the final results which may result in a further adjustment of the duties.
      Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, is the subject of an on-going investigation by the New Zealand Commerce Commission (“NZ Commerce Commission”) regarding industry competitive practices. KANZ manufactures and markets wood preservative products throughout New Zealand. The NZ Commerce Commission has the authority to assess fines equal to the higher of (i) NZ$10 million (approximately US$7 million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of KANZ (approximately US$2 million). Penalties, if assessed against KANZ, could have a material adverse effect on the joint venture’s business, financial condition, cash flows and results of operations.
      Similarly, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian joint venture company in which the Company owns indirectly a 49% interest and the majority shareholder of KANZ, has made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC has granted immunity to KAWP, subject to fulfillment of certain conditions. If the conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

      As a result of the Company’s ownership in such entities, an unfavorable resolution, could have a material adverse effect on equity in earnings of affiliated companies and dividends received.
Business and Credit Concentrations
      A significant portion of sales of the treatment products segment (approximately 17%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2004 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the respective segment and businesses if such customer was not replaced.
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
Liquidity, Investment Activity and Other Financial Data
Cash Flow Data

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Provided By (Used For)
Accounts Receivable Securitization Program	$—	$(33.5)	$33.5
Change in Working Capital	10.8	4.9	13.0
Net Operating Activities from Continuing Operations	76.3	13.8	88.5
Change in Net Assets Held for Sale	11.8	4.8	20.1
Capital Expenditures	(18.3)	(17.0)	(28.2)
Businesses Acquired, net of Cash	(215.8)	(2.5)	—
Proceeds from Sales of Businesses	158.5	61.2	25.0
Proceeds from Sales of Land and Property	0.9	2.8	2.1
Net Investing Activities	(74.8)	45.4	1.1
Debt Borrowing (Repayments), net	7.8	(2.5)	(86.0)
Net Financing Activities	(6.5)	(14.0)	(103.0)
      Operating Activities:
      For 2004, the $62.5 million increase in cash flow provided by operating activities from continuing operations was primarily attributable to the improvement in working capital for 2004 compared to 2003 and higher income. In addition, 2003 cash flow had a negative impact of $33.5 million from not utilizing the accounts receivable securitization program. The improvement in working capital is the result of higher levels of payables and accrued liabilities. The Company’s cash flows has benefited over the past three years as a result of its focus on reducing its investment in working capital.
      For 2003, the $74.7 million decrease in cash flow provided by operating activities from continuing operations was primarily attributable to the Company not utilizing the accounts receivable securitization program as of December 31, 2003, compared to the benefit of selling receivables as of December 31, 2002 ($67.0 million). The remaining decrease in cash flow was attributable to a lower reduction in working capital for 2003 compared to 2002. The lower reduction was due to higher receivables as a result of increased sales in the fourth quarter of 2003.

      Cash provided by the operations of assets held for sale was $11.8 million in 2004 compared to $4.8 million in 2003. The favorable comparison is due to the use of cash in 2003 related to the Hickson organics business that was sold.
      Cash provided by the operations of assets held for sale was $4.8 million in 2003 compared to $20.1 million in 2002, primarily due to a decrease in working capital of the microelectronic materials businesses offset by an increase in working capital of the Hickson organics Castleford business and the sulfuric acid business.
      Investing Activities:
      Capital expenditures for 2004 increased 7.6% as compared to 2003 due to higher expenditures in the HTH water products and wood protection businesses.
      Capital expenditures for 2003 decreased 39.7% as compared to 2002 due to lower expenditures in the HTH water products business and the performance products segment.
      Capital expenditures for 2005 are expected to be approximately $25 million.
      In December 2004, the Company acquired the working capital of a small water products distributor, Arkema, S.A., in Colombia for approximately $0.7 million in cash.
      On November 30, 2004, the Company completed the sale of substantially all of the net assets of its microelectronic materials business to Fuji Photo Film Co., Ltd. Net proceeds from the sale were $158.5 million, after transaction costs and certain non-income taxes paid at closing. A portion of the proceeds was used to pay down debt.
      On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price net of cash acquired, was $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The payment consisted of cash and the issuance of the Company’s common stock with a value of $15.7 million. The purchase price is further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. An interim payment is to be made based on 2004 results, and as of December 31, 2004 the Company has accrued $2.5 million with a corresponding increase to goodwill. In addition, to the extent that the unfunded pension liability in the U.K. pension plan was less than $10.0 million, the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of the Company’s common stock. The share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payment will be earned, a maximum of $1.7 million, based upon cumulative global net sales of certain products through 2005. An interim payment will be made in 2005 based on 2004 results and the Company has accrued $0.5 million as of December 31, 2004. The acquisition was financed principally from borrowings under the Company’s credit facility. For additional information concerning the acquisition see the footnotes included in the 10-K (see Note 19 of Notes to Consolidated Financial Statements) as well as the Form 8-K/A filed by the Company on June 16, 2004.
      In 2004, the Company sold a building and excess land for cash proceeds of $0.9 million.
      In February 2004, the Company funded rabbi trusts relating to three compensation deferral plans. During 2004, the trusts have purchased marketable securities of $2.4 million and Company’s common stock of $2.4 million, which are included in investing and financing activities, respectively.
      In December 2003, the Company sold warehouses for proceeds of approximately $0.8 million. On September 30, 2003, the Company sold excess land. Total proceeds from the sale were $6.5 million. Proceeds consisted of cash of $2.0 million and a note of $4.5 million. In September 2002, the Company sold excess land in China and Ireland for cash proceeds of approximately $2.1 million.
      On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were £12.5 million ($20.1 million), subject to a post-closing working capital adjustment. Proceeds consist of cash of £11.0 million ($17.7 million) and two notes for £1.5 million

($2.4 million), of which one note for £1.0 million ($1.6 million) is contingent on future operating results from January 1, 2003 through December 31, 2005. A portion of the proceeds were used to pay down debt (see Note 5 of Notes to Consolidated Financial Statements). On November 3, 2004, the Company received approximately $2.1 million of the post-closing working capital adjustment. During the fourth quarter there was significant uncertainty concerning the viability of the purchaser, and as a result, the Company provided a reserve for the remaining portion of the working capital adjustment and the outstanding note.
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
      Financing Activities:
      Cash used by financing activities in 2004 was principally due to dividends paid to shareholders of $18.5 million, partially offset by cash proceeds from foreign short-term borrowings of $7.8 million.
      Cash used by financing activities in 2003 was principally due to net repayments of debt of $2.5 million and dividends paid to shareholders of $18.0 million. 2003 also includes the cash proceeds from the termination of interest rate swap agreements of $7.1 million, which represented the market value of the contracts on the date of termination.
      Cash used by financing activities in 2002 was principally due to net repayments of debt of $86.0 million and dividends paid to shareholders of $17.9 million.
Liquidity
      In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility (“credit facility”) which expires in June 2006. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/ EBITDA) for its revolving credit facility. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.25 for the quarter ending March 31, 2004, 4.00 for the quarter ending June 30, 2004, returning to 3.50 thereafter. Such amendments became effective on April 2, 2004, the date the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The credit facility also contains an interest coverage ratio (EBITDA/ total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($48.7 million at December 31, 2004). As of December 31, 2004, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. At December 31, 2004, the Company had $207.2 million of available borrowings under the credit facility.
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

      Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, pursuant to which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539% (7.5339% at December 31, 2004). The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.6 million and are included in Other Liabilities on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.
      In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/EBITDA) covenants and the debt to total capitalization ratio requirement for its senior notes. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.00 as of the last day of the quarter ending June 30, 2004, returning to 3.50 thereafter. The debt to total capitalization ratio was amended to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. Such amendments became effective on April 2, 2004, the date the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. In addition, the notes contain a fixed charge coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002 ($37.6 million at December 31, 2004). Proceeds from the issuance of these notes were used to pay down debt, including the Company’s $225 million revolving credit facility which expired in March 2002 and which was used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt. See Note 11 of Notes to Consolidated Financial Statements.
      In March 2002, the Company completed arrangements to sell, without recourse, certain accounts receivable through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. Arch Chemicals Receivables Corp. entered into a trade accounts receivable securitization agreement with an independent financial institution whereby it can sell, on an ongoing basis, participation interests in accounts receivable for a maximum purchase price of up to $80.0 million. Such agreement is renewable annually. As of December 31, 2004 and 2003, the Company had not sold any participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The costs of the program of $1.1 million and $0.8 million for the year ended December 31, 2004 and 2003, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statement of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR rate plus 0.45% (1.9%, 1.7% and 2.2% in 2004, 2003 and 2002, respectively). See Note 2 of Notes to Consolidated Financial Statements. The accounts receivable securitization program provides another source of funding for the Company and lowers overall funding costs.
      At December 31, 2004, the Company had $22.3 million of outstanding letters of credit. In addition, the Company had $6.0 million of letters of guarantee for borrowings of its joint venture Planar Solutions. The Company has agreed to guarantee up to $8.5 million of Planar borrowings.

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
      The Company is a co-defendant and/or defendant in several cases at December 31, 2004, and has provided for its exposure for these cases. The Company does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. However, given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.
Government Contract
      In 2004, the Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award. In July, 2004, the U.S. Government Accountability Office (“GAO”) informed Arch and the DESC that the GAO will sustain Arch’s formal protest of the DESC’s recent decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC notified the Company that it has taken corrective action by re-opening the bidding process. The Company submitted its new bid on January 20, 2005. Final revised bids are currently due on March 15, 2005. The DESC anticipates completing its contract-award decision late in the first quarter or early in the second quarter of 2005.
      For 2004 and 2003, sales and operating (loss) income for the hydrazine business were $24.2 million and $34.0 million, and $(2.6) million and $1.9 million, respectively. Of these historical sales, approximately $5.4 million and $22.1 million, related to the previous propellant supply agreement that expired April 30, 2004.
      The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. As of December 31, 2004, the Company reassessed the potential impairment of its entire hydrazine business, which consists of a hydrazine propellant and a hydrazine hydrate product line, as a result of the original DESC decision. This assessment was based upon a weighted average probability of cash flows, which included an estimate of obtaining the new contract. As a result of such reassessments at December 31, 2004, the Company did not incur an impairment charge.
      If the Company does not win the contract after the re-opening the bidding process, the Company estimates the potential one-time pre-tax charge related to these decisions to be the following:
      The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business in 2005 if it is unsuccessful in obtaining the government contract. As of December 31, 2004, the estimate of the amount of the impairment would be approximately $13 million, including the assets associated with the propellants product line. In addition, the Company may incur cash costs for shutdown costs and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $15 million. These one-time cash costs are expected to be more than offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, Louisiana and McIntosh, Alabama propellants facilities. The present values of such payments are approximately $19 million. The projected annual cash flows relating to these decisions are estimated to be the following over the next three years and beyond:

	2005	2006	2007	Thereafter

	($ in millions)
Cash Inflow (Outflow)
Contractual obligations	$(2.3)	$(2.3)	$(2.3)	$(9.2)
Shutdown costs	(1.0)	—	(2.0)	—

Sub-total	(3.3)	(2.3)	(4.3)	(9.2)
U.S. government receipts	8.5	—	13.5	—

Net Cash Flows	$5.2	$(2.3)	$9.2	$(9.2)

      The net aggregate pre-tax charge for one-time items is expected to be approximately $9 million, net of the payments to be received from the U.S. Government.
      The 35-month contract secured in November 2003 for storage and distribution services of the DESC’s hydrazine-based propellants products, valued at $4.3 million, is not affected by its decision nor is the award in February 2004 to the Company of the $11.9 million Ultra Puretm hydrazine 25-month supply contract. Although the Company does not currently manufacture hydrazine, it will continue to manufacture and sell Ultra Puretm hydrazine from existing hydrazine inventory. The Company also provides proprietary blends using hydrazine sourced through third party producers.
Commitments
      The following table details the Company’s contractual obligations as of December 31, 2004:

	Payments Due by Period
	($ in millions)
		Less than 1	1 to 3	3 to 5	More than
	Total	Year	Years	Years	5 Years

Debt and capital lease obligations(1)	$220.1	$9.1	$148.7	$62.3	$—
Operating lease commitments	37.5	9.3	10.3	8.7	9.2
Other contractual purchase obligations	29.0	15.2	4.6	4.6	4.6
Other long-term liabilities	8.3	—	4.0	—	4.3

Total	$294.9	$33.6	$167.6	$75.6	$18.1

(1)	The debt and capital lease obligations excludes the unamortized fair value adjustment related to the interest rate swaps that were terminated in May 2003. The Company received proceeds of $7.1 million, which is being amortized over the life of the senior notes (through March 2007) using the effective-interest yield method. At December 31, 2004, the unamortized fair value adjustment was $4.2 million.

Excluded from the debt and capital lease obligations are the related interest payments, which are estimated to be $17.4 million in 2005, $24.6 million in 2006 and 2007, $6.4 million in 2008 and 2009 and $0 thereafter. The Company has used the contractual fixed interest rate on the portion of its debt that is not hedged. The interest payments on the portion of debt that have been effectively converted to variable rate indebtedness through use of interest rate swaps, have been calculated using the variable interest rate in effect as of December 31, 2004.
      The amounts above exclude the Company’s minimum pension funding requirements as set forth by ERISA, which is expected to be $6.0 million in 2005 and $32.0 million in 2006 for the U.S. pension plan. Our minimum funding requirements after 2005 are dependent on several factors, including the discount rate. The Company also has payments due under other postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company also has minimum funding requirements for its U.K. pension plan, which are expected to be approximately $10.0 million in 2005 and 2006.

Other Financial Data
      On October 28, 1999, Arch’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. The program was suspended in 2000. In October 2003, the Board of Directors unanimously agreed to continue the previous suspension of its stock repurchase program. The Company had repurchased approximately 893,000 shares of the 1.2 million authorized, or approximately 75%, at a cost of approximately $16 million. In connection with the acquisition of the Avecia pool & spa and protection & hygiene businesses, the Company reissued 669,750 shares with a value of $15.7 million.
      On February 9, 2005, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on March 24, 2005 to shareholders of record at the close of business on February 23, 2005.
Critical Accounting Policies
      The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting policies require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. These include the following:

Goodwill and Other Intangible Assets
      The Company evaluates goodwill and identified intangible assets on a business-by-business basis (“reporting unit”) for impairment. The Company evaluates each reporting unit for impairment based upon a two-step approach. First, the Company compares the fair value of the reporting unit with its carrying value. Second, if the carrying value of the reporting unit exceeds its fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount to measure the amount of impairment loss. In measuring the implied fair value of goodwill, the Company would allocate the fair value of the reporting unit to each of its assets and liabilities (including any unrecognized intangible assets). Any excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.
      The Company measures the fair value of a reporting unit as the estimated discounted future cash flows, including a terminal value, which assumes the business continues in perpetuity. The long-term terminal growth assumptions reflect our current long-term view of the marketplace. The discount rate is based upon our weighted average cost of capital of each reporting unit. Each year the Company re-evaluates the assumptions in the discounted cash flow model to address changes in the business and marketplace conditions.
      Based upon the annual impairment analysis, which is completed in the first quarter, the estimated fair value of the reporting units exceeded their carrying value and as a result, the Company did not need to proceed to the second step of the impairment test.
      Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment test for goodwill and other intangible assets, which may be impacted by future actions taken by the Company and its competitors and the volatility in the markets in which the Company conducts business. A change in assumptions in the Company’s cash flows could have a significant impact on the fair value of the Company’s reporting units, which could then result in a material impairment charge to the Company’s results of operations. See Note 8 of Notes to Consolidated Financial Statements for additional information.

Income Taxes
      The Company’s effective tax rate is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the effective tax rate and in evaluating the Company’s tax position.

      The Company’s accompanying Consolidated Balance Sheets include certain deferred tax assets resulting from net operating loss carryforwards and deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management’s estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon the Company’s forecast of future taxable income and available tax planning strategies, and may result in the recording of a valuation reserve. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets. For additional information, see Note 14 of Notes to Consolidated Financial Statements.

Pension and Postretirement Benefits
      The Company’s accompanying Consolidated Balance Sheets include significant pension and postretirement benefit obligations, which are recorded based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, future compensation levels, expected return on plan assets and trends in health care costs, which are updated annually. The Company evaluates these assumptions annually with its actuarial advisors and believe that they are within acceptable industry ranges, although an increase or decrease in the assumptions or economic events outside the control of the Company could have a material impact on the results of operations.
      The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of January 1 of the current plan year (“measurement date”). The discount rate assumption used in the pension and postretirement benefit plans’ accounting is based on current interest rates for high-quality, long-term corporate debt as determined on each measurement date. The expected return on plan assets is based on the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets

Valuation of Long-Lived Assets
      The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on estimates of future cash flows, salvage values or net sales proceeds. These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management estimates.

Environmental Liabilities
      Liabilities for environmental matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These estimates take into account current law, existing technologies and management’s judgment about future changes in regulation.
      Each quarter the Company formally evaluates known and potential sites, and when there are changes in circumstances. The Company reviews estimates for future remediation, and maintenance and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The Company’s estimate of environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken or current laws and regulations be changed. For additional information, see the Environmental discussion in Item 7 of this Report.

Restructuring Program Liabilities
      The Company has recorded charges in connection with various restructuring programs. Management judgment is used to estimate the various costs involved in these programs including severance costs, inventory and fixed asset disposal costs and settlements of contractual obligations. These liability estimates are reassessed at the end of each reporting period. Actual experience has been and may continue to be different from original estimates. For additional information, see Note 22 of Notes to Consolidated Financial Statements.

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
New Accounting Standards
      In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company has no unvested portions of previously issued or outstanding awards and the Company currently does not intend to issue any stock awards to employees. Therefore, the Company does not believe that this standard will have any impact on its consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.
Derivative Financial Instruments
      The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All the currency derivatives expire within one year. At December 31, 2004, the Company had forward contracts to sell foreign currencies with notional amounts of $13.8 million and no forward contracts to buy foreign currencies outstanding. At December 31, 2003, the Company had no forward contracts to either buy or sell foreign currencies. The fair value of these forward contracts is included in Accrued Liabilities. At December 31, 2004 and 2003 the Company had no outstanding option contracts to sell or buy foreign currencies.
      In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, derivative instruments are recognized as assets or liabilities in the Company’s Consolidated Balance Sheets and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives, which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives, which do not qualify as a hedge for accounting purposes, are recognized in current period earnings.
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
      Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.6 million and are included in Other Liabilities on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.
Cautionary Statement under Federal Securities Laws
      The information in this Form 10-K contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders and/or the failure to be awarded a new U.S. government contract for hydrazine propellants; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rates
      The Company is exposed to interest rate risk on approximately 40% of its outstanding borrowings, including, for this purpose, the participation interests sold under its accounts receivable securitization program, which are subject to floating rates. Based upon the Company’s expected 2005 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $0.5 million.
Foreign Currency Risk
      Approximately 40 percent of the Company’s sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company’s equity investments and its respective share of earnings (losses), the Company’s net investment in foreign subsidiaries, translation of the Company’s foreign operations for U.S. GAAP reporting purposes and purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Canadian dollar and Japanese yen). It is the Company’s policy to hedge up to 80% of these transactions during a calendar year. The counterparties to the options and contracts are major financial institutions.
      At December 31, 2004, the Company had forward contracts to sell foreign currencies with notional amounts of $13.8 million and no forward contracts to buy foreign currencies outstanding.
      Holding other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be a increase (decrease) of between $1 million to $2 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations for interim periods in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.
Commodity Price Risk
      The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At December 31, 2004 and 2003, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal and monoethanolamine (“MEA”). Holding other variables constant, a 10 percent adverse change in the price of propylene would decrease the Company’s results of operations and cash flows by approximately $4 million. Holding other variables constant, a 10 percent adverse change in the price of copper metal, MEA and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arch Chemicals, Inc.
      We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arch Chemicals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Stamford, CT
March 14, 2005

ARCH CHEMICALS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(in millions, except
	per share amounts)
ASSETS
Current Assets:
Cash and Cash Equivalents	$74.6	$64.8
Accounts Receivables, net	125.6	100.3
Short-Term Investment	53.3	43.3
Inventories, net	151.1	110.9
Other Current Assets	37.9	26.7
Assets Held For Sale	15.9	179.9

Total Current Assets	458.4	525.9
Investments and Advances — Affiliated Companies at Equity	15.5	16.0
Property, Plant and Equipment, net	211.6	207.9
Goodwill	192.4	110.4
Other Intangibles	151.2	60.6
Other Assets	70.9	55.6

Total Assets	$1,100.0	$976.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings	$9.1	$0.7
Accounts Payable	160.2	121.7
Accrued Liabilities	108.1	80.2
Liabilities Associated with Assets Held For Sale	12.2	26.5

Total Current Liabilities	289.6	229.1
Long-Term Debt	215.2	218.5
Other Liabilities	235.4	191.1

Total Liabilities	740.2	638.7
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $1 per share, Authorized 100.0 shares:
23.4 shares issued and outstanding (22.5 in 2003)	23.4	22.5
Additional Paid-in Capital	418.2	398.2
Retained Earnings	14.8	13.4
Accumulated Other Comprehensive Loss	(96.6)	(96.4)

Total Shareholders’ Equity	359.8	337.7

Total Liabilities and Shareholders’ Equity	$1,100.0	$976.4

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(in millions, except
	per share amounts)
Sales	$1,120.9	$863.5	$763.0
Cost of Goods Sold	808.0	618.1	541.9
Selling and Administration	252.6	209.7	184.6
Research and Development	15.4	11.7	10.3
Other (Gains) and Losses	1.4	(3.0)	(1.5)
Restructuring Expense	1.7	0.4	5.7
Impairment Charge	2.9	—	—
Interest Expense	19.8	17.2	16.9
Interest Income	1.2	0.6	0.9

Income From Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	20.3	10.0	6.0
Equity in Earnings of Affiliated Companies	4.0	5.6	3.1
Income Tax Expense	7.0	5.5	2.7

Income From Continuing Operations Before Cumulative Effect of Accounting Change	17.3	10.1	6.4
Income (Loss) from Discontinued Operations (net of tax expense of $2.7, $2.3 and $0.4, respectively)	10.0	3.2	(1.9)
Gain (Loss) on Sales of Discontinued Operations (net of tax (expense) benefit of $(0.8), $(10.3) and $0.9, respectively)	(7.4)	14.5	(1.5)
Cumulative Effect of Accounting Change (net of tax benefit of $0.2)	—	(0.4)	—

Net Income	$19.9	$27.4	$3.0

Net Income (Loss) Per Common Share — Basic:
Continuing Operations Before Cumulative Effect of Accounting Change	$0.75	$0.45	$0.28
Income (Loss) From Discontinued Operations	0.43	0.14	(0.08)
Gain (Loss) on Sales of Discontinued Operations	(0.32)	0.64	(0.07)
Cumulative Effect of Accounting Change	—	(0.02)	—

Basic Net Income Per Common Share	$0.86	$1.21	$0.13

Net Income (Loss) Per Common Share — Diluted:
Continuing Operations Before Cumulative Effect of Accounting Change	$0.74	$0.45	$0.28
Income (Loss) From Discontinued Operations	0.42	0.14	(0.08)
Gain (Loss) on Sales of Discontinued Operations	(0.32)	0.64	(0.07)
Cumulative Effect of Accounting Change	—	(0.02)	—

Diluted Net Income Per Common Share	$0.84	$1.21	$0.13

Weighted Average Common Stock Outstanding — Basic	23.2	22.6	22.5
Weighted Average Common Stock Outstanding — Diluted	23.5	22.6	22.6
See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Operating Activities:
Net Income	$19.9	$27.4	$3.0
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by Operating Activities, Net of Businesses Acquired:
(Income) Loss from Discontinued Operations	(10.0)	(3.2)	1.9
(Gain) Loss on Sales of Discontinued Operations	7.4	(14.5)	1.5
Cumulative Effect of Accounting Change	—	0.4	—
Equity in Earnings of Affiliates	(4.0)	(5.6)	(3.1)
Other (Gains) Losses	1.4	(3.0)	(1.5)
Depreciation and Amortization	46.9	39.4	39.4
Deferred Taxes	(3.6)	1.3	(1.4)
Restructuring Expense	1.7	0.4	5.7
Impairment Charge	2.9	—	—
Restructuring Payments	(4.8)	(4.5)	(6.6)
Change in Assets and Liabilities, Net of Purchases and Sales of Businesses:
Accounts Receivable Securitization Program	—	(33.5)	33.5
Receivables	(0.3)	(10.8)	17.7
Inventories	(7.4)	13.7	(10.9)
Other Current Assets	(1.7)	1.9	—
Accounts Payable and Accrued Liabilities	20.2	0.1	6.2
Noncurrent Liabilities	1.9	(1.6)	(0.8)
Other Operating Activities	5.8	5.9	3.9

Net Operating Activities from Continuing Operations	76.3	13.8	88.5
Change in Net Assets Held for Sale	11.8	4.8	20.1

Net Operating Activities	88.1	18.6	108.6

Investing Activities:
Capital Expenditures	(18.3)	(17.0)	(28.2)
Businesses Acquired in Purchase Transactions, Net of Cash Acquired	(215.8)	(2.5)	—
Proceeds from Sales of Businesses	158.5	61.2	25.0
Proceeds from Sales of Land and Property	0.9	2.8	2.1
Other Investing Activities	(0.1)	0.9	2.2

Net Investing Activities	(74.8)	45.4	1.1

Financing Activities:
Long-Term Debt Borrowings	207.0	—	—
Long-Term Debt Repayments	(207.0)	(0.8)	(69.7)
Short-Term Borrowings (Repayments), net	7.8	(1.7)	(227.3)
Issuance of Unsecured Senior Notes	—	—	211.0
Dividends Paid	(18.5)	(18.0)	(17.9)
Other Financing Activities	4.2	6.5	0.9

Net Financing Activities	(6.5)	(14.0)	(103.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.0	2.6	1.5

Net Increase in Cash and Cash Equivalents	9.8	52.6	8.2
Cash and Cash Equivalents, Beginning of Year	64.8	12.2	4.0

Cash and Cash Equivalents, End of Year	$74.6	$64.8	$12.2

Cash Paid During the Year for:
Income Taxes (Refunds), net	$11.9	$12.1	$(1.3)
Interest	$21.7	$17.6	$15.1
See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total	Comprehensive
			Paid-in	(Accumulated	Comprehensive	Shareholders’	Income
	Shares	Amount	Capital	Deficit)	Loss	Equity	(Loss)

	(in millions, except per share amounts)
Balance at December 31, 2001	22.2	$22.2	$424.4	$(12.5)	$(46.6)	$387.5
Net Income	—	—	—	3.0	—	3.0	$3.0
Foreign Currency Translation Adjustments	—	—	—	—	13.6	13.6	13.6
Change in Fair Value of Derivatives	—	—	—	—	0.3	0.3	0.3
Minimum Pension Liability Adjustment, net of taxes of $29.0	—	—	—	—	(60.4)	(60.4)	(60.4)
Tax Benefit on Stock Options	—	—	0.2	—	—	0.2	—
Stock Options Exercised	0.2	0.2	3.5	—	—	3.7	—
Cash Dividends ($0.80 per share)	—	—	(17.9)	—	—	(17.9)	—

Balance at December 31, 2002	22.4	22.4	410.2	(9.5)	(93.1)	330.0	(43.5)

Net Income	—	—	—	27.4	—	27.4	27.4
Foreign Currency Translation Adjustments	—	—	—	—	20.5	20.5	20.5
Change in Fair Value of Derivatives	—	—	—	—	(0.3)	(0.3)	(0.3)
Minimum Pension Liability Adjustment, net of taxes of $11.2	—	—	—	—	(23.5)	(23.5)	(23.5)
Stock Options Exercised and Other Stock Awards	0.1	0.1	1.5	—	—	1.6	—
Cash Dividends ($0.80 per share)	—	—	(13.5)	(4.5)	—	(18.0)	—

Balance at December 31, 2003	22.5	22.5	398.2	13.4	(96.4)	337.7	24.1

Net Income	—	—	—	19.9	—	19.9	19.9
Foreign Currency Translation Adjustments	—	—	—	—	19.5	19.5	19.5
Change in Fair Value of Derivatives	—	—	—	—	(0.2)	(0.2)	(0.2)
Minimum Pension Liability Adjustment, net of taxes of $10.1	—	—	—	—	(19.5)	(19.5)	(19.5)
Stock Issued	0.7	0.7	15.0	—	—	15.7	—
Tax Benefit on Stock Options	—	—	0.9	—	—	0.9	—
Stock Options Exercised	0.3	0.3	6.4	—	—	6.7	—
Stock Purchases — Rabbi Trust	(0.1)	(0.1)	(2.3)	—	—	(2.4)	—
Cash Dividends ($0.80 per share)	—	—	—	(18.5)	—	(18.5)	—

Balance at December 31, 2004	23.4	$23.4	$418.2	$14.8	$(96.6)	$359.8	$19.7

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
Formation of Arch Chemicals, Inc.
      Arch Chemicals, Inc. (“Arch” or the “Company”) was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation (“Olin”) for the purpose of effecting the distribution of Olin’s Specialty Chemical Businesses (“Distribution”) to the shareholders of Olin. The Company is a specialty chemicals manufacturer, which supplies value-added products and services to several industries on a worldwide basis, servicing both the consumer products and industrial products markets. The principal businesses in which the Company competes are treatment products and performance products. During 2004, the Company strengthened its treatment products businesses with the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The treatment products segment includes three reportable business units: the HTH water products, which includes the pool & spa business, the personal care and industrial biocides products, which includes the protection & hygiene business, and the wood protection and industrial coatings products businesses. The performance segment includes two reportable business units: the performance urethanes business and the hydrazine business.
      The Company has organized its segments around differences in products and services, which is how the Company manages its businesses.
      The treatment products businesses manufacture and sell water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products. HTH water products produces chemicals for the sanitization and treatment of residential pool and commercial pool and spa water, and the purification of potable water. With the acquisition of Avecia’s pool & spa business, the Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (polyhexamethylene biguanide (“PHMB”)) as sanitizers. Consumer brands include HTH®, Baquacil®, Baqua Spa®, Sock It®, Super Sock It®, Duration®, POOLIFE®, and Pace®. The personal care and industrial biocides business manufactures biocides that control dandruff on the scalp and control the growth of micro-organisms, particularly fungi and algae. It markets products such as Zinc Omadine®, the most widely used antidandruff agent in the world, as well as actives and functional products sold primarily to manufacturers of skin care and hair care products. The Company’s industrial biocides are used in mildew-resistant paints, coatings and lubricants. With the acquisition of Avecia’s protection & hygiene business, the Company also develops, manufactures and markets biocides for anti-bacterial applications. It is a leading global supplier of biocides for the industrial preservation and consumer segments of the biocides market and products are marketed under the well-recognized trademarks, Omadine®, Omacide®, Proxel®, Purista® and Densil® biocides. The Company’s wood protection business sells wood treatment chemicals solutions that enhance the properties of wood. Its industrial wood preservatives and fire retardants are sold under the brand names Wolmanized®, Thompsonized®, Tanalised®, Vacsol®, Resistol® and Dricon®. The Company’s industrial coatings business manufactures a wide range of coatings for a variety of applications for wood and other materials, which are industrial or consumer applied products for the surface decoration and protection of wood. These products are sold under brand names such as Sayerlack® and Linea Blu®.
      Performance products consist of performance urethanes and hydrazine. Performance urethanes manufacture a variety of specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam. The business also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze. Hydrazine hydrates are used in chemical blowing agents, water treatment chemicals, agricultural products and pharmaceutical intermediates. Propellant-grade hydrazine and hydrazine derivatives are used by NASA, the Air Force and other customers as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. Ultra Puretm hydrazine propellants are the highest purity anhydrous propellant in the industry and can extend the working life of satellites.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basis of Presentation
      The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany balances and transactions between entities included in these Consolidated Financial Statements have been eliminated. Investments in 20-50% owned affiliates are accounted for on the equity method.
      As a result of the sale of the majority of the microelectronic materials businesses, the Company has restated its prior year financial statements to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company has retained its 50 percent interest in Planar Solutions LLC, its joint venture with Wacker Chemical Corporation for the production and sale of chemical mechanical planarization (CMP) slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and its chemical management services (“CMS”) business. The Company will pursue all strategic options for the CMS business, including its sale. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. The Company will continue to supply certain products for a transition period to the purchaser of the microelectronic materials businesses from its Brandenburg, Kentucky facility. In addition, as a result of the sale the Company has reallocated certain centralized service costs to the Company’s segments that were previously allocated to the microelectronic materials segment.
      Reclassifications of prior-year data have been made, where appropriate, to conform to the 2004 presentation.
Use of Estimates
      The preparation of the Consolidated Financial Statements requires estimates and assumptions that affect amounts reported and disclosed in the Consolidated Financial Statements and related Notes. Estimates are used when accounting for allowance for uncollectible accounts receivable, inventory obsolescence, valuation of assets held for sale, depreciation and amortization, employee benefit plans, performance-based incentive compensation, taxes, impairment of assets, environmental and legal liabilities and contingencies, among others. Actual results could differ from those estimates.
Cash and Cash Equivalents
      Cash equivalents consist of highly liquid investments with an original maturity of three months or less.
Inventories
      Inventories are stated at the lower of cost or net realizable value. Inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting for the domestic operations of the HTH Water Products, Personal Care and Industrial Biocides, Performance Urethanes and Hydrazine businesses. Costs for all other inventories have been determined principally by the first-in, first-out (“FIFO”) method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.
Assets Held for Sale
      The Company accounts for assets held for sale in accordance with SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. As of December 31, 2003, the Company has accounted for the Hickson organics business and the sulfuric acid business as assets held for sale in accordance with SFAS 144. Additionally, as a result of the sale of the majority of the

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
microelectronic materials businesses, the Company has restated its prior year results to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the SFAS 144. The Company has retained its CMS business. The Company will pursue all strategic options for the CMS business, including its sale. In accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. As such, the assets and liabilities of the discontinued operations have been presented separately on the face of the consolidated financial statements.
Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Improvements to land	5 to 20 years
Building and building equipment	5 to 40 years
Machinery and equipment	3 to 12 years
      Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.
      As of January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 the Company recorded an asset and liability of $0.4 million and $0.6 million, respectively. A one-time cumulative effect charge, net of tax benefit, of $0.4 million, was also recorded. These adjustments reflect the cost of retirement obligations related to facilities, certain equipment used in the manufacturing process, underground tanks and a landfill. Certain other asset retirement obligations associated with owned or leased buildings and manufacturing facilities have not been recorded because these retirement obligations have an indeterminate settlement date, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not significant. At December 31, 2004, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was not significant.
Goodwill
      Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the respective net assets.
      The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company tests goodwill for impairment as of January 1 of each year and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results.
Other Intangibles
      Other intangibles consist primarily of trademarks, developed technology, toxicology database, non-compete agreements and customer relationships.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS 142, intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values in proportion to the economic benefits consumed, principally over 2 to 29 years and generally on a straight-line basis. Intangible assets with an indefinite life are reviewed at least annually for impairment in accordance with SFAS 142.
Securitizations and Transfers of Financial Instruments
      The Company may sell trade accounts or notes receivables with or without recourse in the normal course of business. In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the Company’s sale of receivables associated with its accounts receivable securitization program is removed from the Consolidated Balance Sheets at the time of sale. Sales and transfers that do not meet the criteria for surrender of control would be accounted for as secured borrowings. The value assigned to the undivided interest retained in securitized trade receivables is the allocated carrying amount based on the relative fair values of the interests retained and sold in the securitization, and is classified as a Short-Term Investment on the accompanying Consolidated Balance Sheets.
Long-Lived Assets
      The impairment of tangible assets other than goodwill and intangible assets with definite lives is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under SFAS 144, a determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Asset impairment losses are measured as the excess of the carrying value over the estimated fair value of such assets.
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
Financial Instruments
      The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company’s borrowings under its credit facility approximate book value due to their floating rate interest rate terms. The fair value of the Company’s senior notes is estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company’s interest rate swaps is based upon prevailing market values for similar instruments. The fair values of currency forward and option contracts, if any, are estimated based on quoted market prices for contracts with similar terms.
Derivative Instruments
      The Company accounts for derivative instruments in accordance with SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS 133, derivative instruments are recognized as assets or liabilities in the Company’s Consolidated Balance Sheets and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives, which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives which do not qualify as hedges for accounting purposes are recognized in current period earnings.
Revenue Recognition
      Substantially all of the Company’s revenues are derived from the sale of products. Revenue is recognized when risk of loss of, and title to, the product is transferred to the customer, which usually occurs at the time shipment is made. The majority of the Company’s products are sold FOB (“free on board”) shipping point or on an equivalent basis. There are certain limited situations where the risk of loss and transfer of title passes upon delivery to the customer. In those circumstances, sales are recognized upon receipt by the customer. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retail promotions and incentives have not been materially different from estimates. Certain of the Company’s product lines have extended payment terms due to the seasonal nature of the business. There are no conditions of acceptance, warranties and price protection that prohibit revenue recognition when risk of loss of, and title to, the product is transferred to the customer.
Shipping and Handling Costs
      Shipping and handling fees billed to customers are included in Sales and shipping and handling costs are included in Cost of Goods Sold in the accompanying Consolidated Statements of Income.
U.S. Government Contracts
      The Company has supply and storage contracts with the U.S. Defense Energy Support Center and the Department of Defense which principally consist of a fixed-price facility management fee for which revenue is recognized ratably over the contract period and the sale of product whereby the Company supplies product at a fixed price per pound, adjusted annually for agreed-upon cost escalations. Revenue is recognized for the Government’s product purchases when risk of loss of, and title to, the product is transferred to the Government. (See Note 21 for more information.)
Foreign Currency Translation
      Foreign affiliates generally use their local currency as their functional currency. Accordingly, foreign affiliate balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement and cash flow amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in the Other Accumulated Comprehensive Loss component of shareholders’ equity. Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated to U.S. dollars at historical exchange rates while monetary assets and liabilities are translated to U.S. dollars at the current rate with the related adjustments reflected in the Consolidated Statements of Income.
Stock Options
      The Company accounts for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed under SFAS 123, the Company has chosen to account for

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock-based compensation cost using the intrinsic value method, in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, is disclosed in Note 16. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (see Note 16).
      In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company has no unvested portions of previously issued or outstanding awards and the Company currently does not intend to issue any stock awards to employees. Therefore, the Company does not believe that this standard will have any impact on its consolidated financial statements.
Income Taxes
      The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates, which are expected to apply to taxable income when the temporary differences are expected to reverse.
Earnings Per Common Share
      All earnings per share computations and presentations are in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised.
      The reconciliation between basic and diluted shares outstanding for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended
	December 31,

	2004	2003	2002

	(In millions)
Basic	23.2	22.6	22.5
Common equivalent shares from stock options using the treasury stock method	0.3	—	0.1

Diluted	23.5	22.6	22.6

      Stock options of approximately 1.0 million, 1.4 million and 1.3 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively.
      In 2004, the Company established a Rabbi Trust for several deferred compensation plans (see Note 15 for more information). The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock and the shares are excluded from the basic shares outstanding calculation and added back for dilutive

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares outstanding. At December 31, 2004, the trust had purchased approximately 0.1 million shares on the open market.
Comprehensive Income (Loss)
      The Company’s other comprehensive income (loss) consists of the changes in the cumulative foreign currency translation gains and losses, the change in the fair value of derivative financial instruments which qualify for hedge accounting, net of tax and the minimum pension liability adjustment, net of tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.
Employee Benefit Plans
      Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses are recognized as incurred. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable. The Company’s policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the relevant regulatory requirements governing such plans.
Business and Credit Concentrations
      A significant portion of sales of the treatment products segment (approximately 17%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2004 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the respective segment and businesses if such customer were not replaced.
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

2.	Accounts Receivable/ Short-Term Investment
      Accounts receivable at December 31, 2004 and 2003 include the following:

	December 31,

	2004	2003

	($ in millions)
Accounts receivable, trade	$110.6	$83.7
Accounts receivable, other	20.0	19.8

	130.6	103.5
Less allowance for doubtful accounts	(5.0)	(3.2)

Accounts receivable, net	$125.6	$100.3

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in other accounts receivable at December 31, 2003 are an insurance receivable for storm damage of $3.3 million, which was received in 2004. In addition, accounts receivable other includes a receivable for a post-closing working capital adjustment related to the sale of the Hickson organics business of $4.3 million. In November 2004, the Company received approximately $2.1 million related to this receivable. As a result of significant uncertainty of the collectibility of the balance in 2004, the Company provided a reserve for the remaining balance.
      Changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	($ in millions)
Beginning balance	$(3.2)	$(2.8)	$(5.8)
Provision for doubtful accounts	(2.1)	(3.5)	(3.1)
Bad debt write-offs, net of recoveries	1.7	3.8	2.7
Foreign exchange and other	(0.2)	(0.5)	(0.3)
Reclassification to short-term investment	(1.2)	(0.2)	3.7

Ending balance	$(5.0)	$(3.2)	$(2.8)

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
      As of December 31, 2004 and 2003, the Company had not sold any participation interests in such accounts receivables. The fair value of the retained undivided interest of $53.3 million and $43.3 million at December 31, 2004 and 2003, respectively, is classified as a held-to-maturity debt security and is reflected as Short-Term Investment on the accompanying Consolidated Balance Sheets. During the year, proceeds from the sales are used to reduce borrowings. The costs of the program, including certain one-time fees, for the years ended December 31, 2004, 2003 and 2002 of $1.1 million, $0.8 million and $1.6 million, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR rate plus 0.45% (1.9%, 1.7% and 2.2% in 2004, 2003 and 2002, respectively). Fair value of the retained undivided interest includes a reserve for credit losses ($2.3 million and $3.5 million at December 31, 2004 and 2003, respectively) and has not been discounted due to the short-term nature of the underlying financial assets. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories
      Inventories at December 31, 2004 and 2003 include the following:

	December 31,

	2004	2003

	($ in millions)
Raw materials and supplies	$45.4	$35.6
Work-in-progress	8.1	7.9
Finished goods	142.0	106.7

Inventories, gross	195.5	150.2
LIFO reserves	(44.4)	(39.3)

Inventories, net	$151.1	$110.9

      Inventory valued using the LIFO method comprised approximately 45% of the total inventory at December 31, 2004 and 2003. Gross inventory values approximate replacement cost.

4.	Other Current Assets
      Other current assets at December 31, 2004 and 2003 include the following:

	December 31,

	2004	2003

	($ in millions)
Deferred income taxes	$28.0	$19.1
Other	9.9	7.6

Other current assets	$37.9	$26.7

5.	Assets Held for Sale/Discontinued Operations
Microelectronic Materials Business
      On November 30, 2004, the Company completed the sale of the majority of the operations of its microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”) for $160.5 million inclusive of a working capital adjustment of $1.1 million. The estimated proceeds from the divestiture were principally used to pay down debt. The after-tax loss on the sale is reflected in Gain (Loss) on Sales of Discontinued Operations, as follows:

($ in millions)
Cash Proceeds	$161.6
Working Capital Payment	(1.1)

Adjusted Cash Proceeds	160.5
Net Assets Sold	149.4
Transaction Costs Incurred	7.5

Subtotal	3.6
Foreign Exchange Realized	(3.0)

Pre-tax Gain	0.6
Tax Expense	2.2

Net Loss	$(1.6)

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in the net assets sold is $26.8 million of goodwill related to the microelectronic materials businesses.
      The transaction costs include $0.9 million related to curtailment losses for the pension and postretirement plans that occurred as a result of the sale of majority of the microelectronic materials businesses. All employees were vested at the date of the sale.
      The transaction includes the Company’s microelectronics manufacturing facilities and research and development facilities located in North America, Europe and Asia, and its 49 percent ownership of FUJIFILM Arch Co., Ltd., the Company’s joint venture with Fuji Photo Film Co., Ltd. in Japan. These facilities manufacture and supply a wide range of products, which includes photoresists, formulated products, polyimides and thin film systems to semiconductor manufacturers and to flat panel display manufacturers throughout the world. The Company retained its 50 percent interest in Planar Solutions, LLC, the Company’s joint venture with Wacker Chemical Corporation for the production and sale of CMP slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and CMS. The Company will pursue all strategic options for its CMS business, including its sale. The Company will continue to supply certain products for a transition period to the purchaser of the microelectronic materials businesses from its Brandenburg, Kentucky facility. The results of its CMP joint venture has been included in Corporate Expenses (Unallocated).
      The CMS business, which essentially services the customers of the businesses sold, no longer has any connections to any of the Company’s other businesses; therefore the Company began an active program to dispose of the business. As a result and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the financial statements. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company’s ability to dispose of the business within the time, price and manner originally estimated and the retention of key customers during the divestiture period.
      The fully-dedicated manufacturing assets that the Company continues to own of the microelectronic materials business located in Brandenburg, Kentucky will be utilized by the Company solely to supply certain raw materials to Fuji for a transition period of up to two years. Based upon the Company’s current operations, these assets will have limited use, if any, after such transition period. As a result, the Company was required to review these long-lived assets for recoverability. Based upon an undiscounted cash-flow analysis, including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows. Therefore, during the fourth quarter of 2004, the Company recorded an impairment charge of $2.9 million to write-down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.
      In accordance with the SFAS 144, the Company has restated its prior year results to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations.
Hickson Organics Division
      On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were £12.5 million ($20.1 million), subject to a post-closing working capital adjustment. Proceeds consist of cash of £11.0 million ($17.7 million) and two notes for £1.5 million ($2.4 million), of which one note for £1.0 million ($1.6 million) is contingent on future operating results from January 1, 2003 through December 31, 2005. The Company has placed a valuation reserve against the note of

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
£1.0 million ($1.6 million). As a result of the sale, the Company recorded an after-tax loss of $2.0 million, which includes $3.9 million of deferred gains related to foreign currency translation adjustments that were realized at the time of the sale. Included in the loss on the sale is a curtailment loss of $0.5 million, after tax, related to the pension plan of the former Hickson employees due to the sale of the business.
      On October 26, 2004, the Company received a final determination of the working capital adjustment from an independent third party appointed by the Company and the purchaser. The independent third party ruled in favor of the Company in an amount of $2.8 million related to the disputed amount of $3.4 million. As a result, the difference of $0.6 million was recorded as a component of loss from the sale of discontinued operations during the third quarter, along with $0.3 million of legal fees associated with the arbitration. On November 3, 2004, the Company received approximately $2.1 million of the post-closing working capital adjustment. During the fourth quarter of 2004, there was significant uncertainty concerning the viability of the purchaser, and as a result, the Company provided a reserve for the remaining portion of the working capital payment and the outstanding note. In addition, the Company recorded a charge of $4.0 million related to probable future commitments as a result of the significant uncertainty concerning the viability of the purchaser.
      In March 2002, the Company completed the sale of its DanChem operations in Danville, Virginia, which was part of the Hickson organics division, for approximately $25 million and recorded a loss on the disposal of $1.5 million, net of a tax benefit of $0.9 million. Proceeds from the sale of these assets were used to pay down debt.
Sulfuric Acid Business
      On July 2, 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Net proceeds from the sale were $47.6 million, after a post-closing working capital payment. The gain on the sale of $16.5 million, net of taxes of $10.5 million, is reflected in Gain (Loss) on Sales of Discontinued Operations.
      In accordance with SFAS 144, the Company has restated its prior year results to include the results of the sulfuric acid business as an asset held for sale and a component of discontinued operations.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Balance Sheet
      Assets held for sale at December 31, 2004 and 2003 relate to the microelectronic materials business and the major classes of assets and liabilities classified as assets held for sale of the microelectronic materials business at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

	($ in millions)
Accounts receivable, net	$9.5	$24.6
Inventory	5.5	30.7
Other current assets	0.2	1.2
Investments and advances — affiliated companies at equity	—	22.2
Property, plant and equipment, net	0.6	73.5
Goodwill and intangibles	—	27.4
Other assets	0.1	0.3

Total assets associated with assets held for sale	15.9	179.9
Accounts payable and accrued liabilities	12.2	26.5

Total liabilities associated with assets held for sale	12.2	26.5

Net assets held for sale	$3.7	$153.4

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income (Loss) From Discontinued Operations
      Income (Loss) from Discontinued Operations until the date of the applicable sale for the year ended December 31, 2004, 2003 and 2002 include the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	($ in millions)
Sales — microelectronic materials business	$147.9	$145.6	$142.6
Sales — Hickson organics Castleford business	—	33.8	59.0
Sales — DanChem business	—	—	2.9
Sales — sulfuric acid business	—	17.5	33.8

Total sales of discontinued operations	$147.9	$196.9	$238.3

Earnings before interest, taxes and restructuring — microelectronic materials business	$12.7	$6.0	$1.8
Earnings before interest, taxes, restructuring and impairment — Hickson organics Castleford business	—	1.5	0.1
Earnings before interest and taxes — DanChem business	—	—	0.1
Earnings before interest and taxes — sulfuric acid business	—	1.7	2.3
Impairment charge — Hickson organics Castleford business	—	(4.0)	—
Restructuring income (expense) — microelectronic materials business	—	1.0	(1.9)
Restructuring income (expense) — Hickson organics Castleford business	—	0.1	(1.9)
Interest expense allocated — Hickson organics Castleford business	—	(0.8)	(1.8)
Interest expense allocated — DanChem business	—	—	(0.2)
Tax expense	(2.7)	(2.3)	(0.4)

Income (loss) from discontinued operations	$10.0	$3.2	$(1.9)

      Operating results for the Hickson organics Castleford operations for the year ended December 31, 2002 include a $1.9 million restructuring charge, which related to headcount reductions of approximately 40 employees.

6.	Investments and Advances — Affiliated Companies at Equity
      The Company’s investments and advances to affiliated companies at December 31, 2004 include its 50% investment in Nordesclor S.A., its 49% investment in Koppers Arch (“Koppers”) and its 50% investment in Planar Solutions LLC (“Planar”). Nordesclor produces and packages calcium hypochlorite, and is located in Brazil. Koppers manufactures CCA-based and other wood preservatives, and is located in Australia. Planar produces and markets chemical mechanical planarization slurry products, and is located in the United States of America.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 2004 was $0.5 million. During the years ended December 31, 2004, 2003 and 2002, distributions of $5.6 million, $4.7 million and $2.9 million respectively, were received from joint ventures.
      Summarized unaudited financial information for Nordesclor and Koppers joint ventures is as follows:

	Nordesclor		Koppers

	2004	2003	2004	2003
December 31,
	($ in millions)
Financial Position:
Current assets	$15.5	$13.4	$21.8	$16.1
Current liabilities	2.4	1.9	11.8	6.8

Net working capital	13.1	11.5	10.0	9.3
Noncurrent assets	5.9	6.1	6.5	6.2
Noncurrent liabilities	0.1	0.1	7.2	3.0

Equity	$18.9	$17.5	$9.3	$12.5

	Nordesclor			Koppers

	2004	2003	2002	2004	2003	2002
For the Year Ended December 31:
	($ in millions)
Results of Operations
Sales	$24.6	$22.6	$20.2	$50.8	$42.2	$31.1
Income from operations before tax	5.5	6.8	5.5	5.3	5.0	2.8
Net income	4.6	5.7	5.2	3.3	3.5	1.8

7.	Property, Plant and Equipment
      Property, plant and equipment at December 31, 2004 and 2003 include the following:

	December 31,

	2004	2003

	($ in millions)
Land and improvements to land	$27.1	$26.1
Buildings and building equipment	97.9	94.2
Machinery and equipment	616.5	580.8
Leasehold improvements	8.0	7.4
Construction-in-progress	8.5	12.5

Property, plant and equipment	758.0	721.0
Less accumulated depreciation	(546.4)	(513.1)

Property, plant and equipment, net	$211.6	$207.9

      Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $22.1 million, $20.6 million and $22.2 million in 2004, 2003 and 2002, respectively.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangibles
Goodwill
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

			Wood
		Personal	Protection
	HTH	Care and	and
	Water	Industrial	Industrial	Total	Performance
	Products	Biocides	Coatings	Treatment	Urethanes	Total

	($ in millions)
Balance, December 31, 2002	$2.2	$30.3	$72.2	$104.7	$4.4	$109.1
Foreign exchange & other	0.2	—	1.1	1.3	—	1.3

Balance, December 31, 2003	2.4	30.3	73.3	106.0	4.4	110.4
Acquisitions	24.0	53.5	—	77.5	—	77.5
Post acquisition adjustment	2.5	2.3	(2.7)	2.1	—	2.1
Foreign exchange & other	0.1	2.0	0.3	2.4	—	2.4

Balance, December 31, 2004	$29.0	$88.1	$70.9	$188.0	$4.4	$192.4

      The post acquisition adjustments for HTH water products and personal care and industrial biocides businesses reflect the interim contingent payments that are due to Avecia (see Note 19 for more information).
Other Intangibles
      The gross carrying amount and accumulated amortization for other intangible assets as of December 31, 2004 and 2003 are as follows:

	December 31, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	($ in millions)
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	70.8	7.7	63.1	23.8	3.9	19.9
Toxicology database	17.4	0.9	16.5	—	—	—
Developed technology	14.7	0.2	14.5	—	—	—
Other	10.5	3.7	6.8	12.1	2.5	9.6

Total amortizable other intangibles	113.6	12.7	100.9	36.1	6.6	29.5
Total non-amortizable other Intangibles — Trademarks	50.7	0.4	50.3	31.5	0.4	31.1

Total other intangibles	$164.3	$13.1	$151.2	$67.6	$7.0	$60.6

      As of December 31, 2003, the Company had an intangible asset of $2.1 related to the Company’s minimum pension liability adjustment. In addition, the Company recorded $0.4 million of deferred financing fees in 2004 related to the debt amendments (see Note 11) and $1.4 of deferred financing fees related to the renewal of the Company’s three-year credit facility in 2003.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has obtained a final third party valuation for intangible assets and is in the process of finalizing the third-party valuation of tangible assets; thus, goodwill is preliminary and subject to refinement (see Note 19).
Amortization
      Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $5.2 million, $1.9 million and $2.0 million, respectively. Estimated amortization expense is $7.3 million for the year ended December 31, 2005, $8.3 million for each of the years ended December 31, 2006 through 2008, and $7.3 million for the year ended December 31, 2009.

9.	Other Assets
      Included in other assets at December 31, 2004 and 2003 are the following:

	December 31,

	2004	2003

	($ in millions)
Deferred taxes	$57.8	$44.2
Other	13.1	11.4

Other assets	$70.9	$55.6

10.	Accrued Liabilities
      Included in accrued liabilities at December 31, 2004 and 2003 are the following:

	December 31,

	2004	2003

	($ in millions)
Accrued compensation	$25.8	$18.9
Accrued litigation	13.1	11.6
Restructuring reserves	2.3	1.8
Environmental reserves	3.3	3.3
Other	63.6	44.6

Accrued liabilities	$108.1	$80.2

11.	Debt
      Included in short-term borrowings and long-term debt at December 31, 2004 and 2003 are the following:

	December 31,

	2004	2003

	($ in millions)
Unsecured senior notes	$213.6	$216.2
Other borrowings	10.7	3.0

Total debt	224.3	219.2
Less: short-term borrowings	(9.1)	(0.7)

Long-term debt	$215.2	$218.5

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Notes
      In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively.
      In May 2003, the Company terminated its interest rate swap agreements that were entered into in April 2002. As a result, the Company received cash proceeds of $7.1 million, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt. In accordance with SFAS 133, the basis adjustment of $7.1 million has been recorded as an increase to the carrying amount of the senior notes and is being amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method ($4.2 million and $6.0 million as of December 31, 2004 and 2003, respectively).
      Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.6 million and are included in Other Liabilities on the accompanying Consolidated Balance Sheets at December 31, 2004, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.
      In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/ EBITDA) covenants and the debt to total capitalization ratio requirement for its senior notes. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.00 as of the last day of the quarter ending June 30, 2004, returning to 3.50 thereafter. The debt to total capitalization ratio was amended to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. Such amendments became effective on April 2, 2004, the date the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. In addition, the notes contain a fixed coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002 ($37.6 million at December 31, 2004).
Credit Facility
      In June 2003, the Company entered into a new unsecured $210.0 million senior revolving credit facility (“credit facility”), which expires in June 2006. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/ EBITDA) for its revolving credit facility. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.25 for the quarter ending March 31, 2004, 4.00 for the quarter ending June 30, 2004, returning to 3.50 thereafter. Such amendments became effective on April 2, 2004, the date the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The credit facility also contains an interest coverage ratio (EBITDA/ total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($48.7 million at

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004). As of December 31, 2004, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at December 31, 2004.
Other Borrowings
      Other borrowings at December 31, 2004 and 2003 have interest rates ranging from 2% to 15%.
      At December 31, 2004, the Company had $22.3 million of outstanding letters of credit. In addition, the Company had a $6.0 million letter of guarantee outstanding for borrowings of its Planar Solutions joint venture. As of December 31, 2004, the Company has agreed to guarantee 50% or up to $8.5 million of Planar Solution’s line of credit, which is provided by the Company’s joint venture partner. The guarantee expires in May 2005. The Company would be required to perform under the above guarantee in the case of nonpayment by Planar Solutions.
Fair Value of Long-term Debt
      The fair value of the Company’s long-term debt at December 31, 2004 was approximately $231.9 million. The fair value of the Company’s short-term debt at December 31, 2004 approximated the book value of $9.1 million due to the floating interest rate terms and the short maturity of the instruments.

12.	Other Liabilities
      Included in other non-current liabilities at December 31, 2004 and 2003 are the following:

	December 31,

	2004	2003

	($ in millions)
Pensions and other postretirement employee benefit obligations	$194.4	$163.7
Environmental reserves	5.0	5.3
Other	36.0	22.1

Other liabilities	$235.4	$191.1

      Included in pensions and other postretirement employee benefit obligations as of December 31, 2004 and 2003 are minimum pension liability adjustments of $155.1 million and $127.6 million, respectively.

13.	Derivative Financial Instruments
Foreign Currency
      The Company uses foreign currency forward sale and purchase contracts and currency options as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally the euro, British pound, Canadian dollar and Japanese yen). All of the currency derivatives expire within one year. During 2004 and 2003, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges under the criteria of SFAS 133. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004 and 2003, the Company recorded net gains (losses) of $(0.2) million and $0, respectively in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges of which, $0 and $0.3 million, respectively, were subsequently reclassified into current earnings during the year. The Company records expense in Selling and Administration expense related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.
      At December 31, 2004 and 2003, the Company had no outstanding option contracts to sell or buy foreign currencies. At December 31, 2004, the Company had forward contracts to sell foreign currencies with notional amounts of $13.8 million. The fair value of these forward contracts is included in Accrued Liabilities. At December 31, 2003, the Company had no forward contracts to sell or buy foreign currencies. The counterparties to the contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.
      Foreign currency exchange gains (losses), net of taxes, were $(0.2) million in 2004, $0.4 million in 2003 and $(0.3) million in 2002.
Debt and Interest
      In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counter parties to these agreements were major financial institutions. The agreements were to expire in March 2007. The Company had designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. In May 2003, the Company terminated these interest rate swap agreements and received cash proceeds of $7.1 million. The Company utilized the proceeds to pay down debt. In accordance with SFAS 133, the basis adjustment of $7.1 million has been recorded as an increase to the carrying amount of the senior notes and is being amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method ($4.2 million and $6.0 million as of December 31, 2004 and 2003, respectively).
      Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.6 million and $0.8 million as of December 31, 2004 and 2003, respectively, and are included in Other Liabilities on the accompanying Consolidated Balance Sheets at December 31, 2003, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.
      As of December 31, 2001, a portion of the Company’s outstanding short-term borrowings was denominated in British pounds and had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division. Foreign currency translation adjustments during the year ended December 31, 2002 include $(0.7) million, respectively, related to this debt instrument. In March 2002, the portion of the Company’s outstanding borrowings that was denominated in British pounds and that had been designated since its inception as a hedge of the British pound net investment in the Hickson organics division was paid-off with the expiration of the credit facility used to acquire Hickson. The cumulative foreign currency

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
translation gain adjustments related to this debt instrument of $1.0 million was recognized upon the sale of the Hickson organics Castleford, England operation in 2003.

14.	Income Taxes
Components of Pretax Income from Continuing Operations

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Domestic	$(12.8)	$(9.0)	$(11.1)
Foreign	37.1	24.6	20.2

Pretax income	$24.3	$15.6	$9.1

Components of Income Tax Expense (Benefit)

	Years Ended December 31,

	2004	2003	2002

	($ in millions)
Current:
Federal	$(1.8)	$(2.1)	$(0.5)
State	2.0	0.7	—
Foreign	9.2	6.3	4.6
Deferred	(2.4)	0.6	(1.4)

Income tax expense	$7.0	$5.5	$2.7

      The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.
Effective Tax Rate Reconciliation

	Years Ended December 31,

	2004	2003	2002

Income tax provision at U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign income tax	(4.3)	2.1	(0.6)
State income taxes, net	1.1	3.9	4.4
Equity in income of affiliates	(1.3)	(6.3)	(9.4)
Research and development credit	(2.0)	(2.2)	—
Other, net	0.3	2.8	0.3

Income tax provision	28.8%	35.3%	29.7%

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of Deferred Tax Assets and Liabilities

	Years Ended
	December 31,

	2004	2003

	($ in millions)
Deferred tax assets:
Postretirement benefits	$18.5	$15.7
Non-deductible reserves and accrued expenses	28.7	13.7
Net operating losses and tax credit carryforwards	23.7	16.9
Minimum pension liability	50.8	40.7
Other miscellaneous items	9.1	7.3
Valuation allowance	(10.2)	(10.1)

Total deferred tax assets	120.6	84.2

Deferred tax liabilities:
Property, plant and equipment	23.2	20.6
Other miscellaneous items	13.7	1.0

Total deferred tax liabilities	36.9	21.6

Net deferred tax asset	$83.7	$62.6

	Years Ended
	December 31,

	2004	2003

	($ in millions)
Deferred tax asset — current	$28.0	$19.1
Deferred tax asset — non-current	57.8	44.2
Deferred tax liability — non-current	(2.1)	(0.7)

Net deferred tax asset	$83.7	$62.6

      In 2004, the Company reduced its valuation allowance $2.7 million with a corresponding decrease to goodwill related to a tax asset of an acquired business which became realizable.
      The valuation allowance of $10.2 million, relates to state tax credits and net operating losses and certain tax assets of foreign entities for which management believes are not likely to be realized. Taxable income is expected to be sufficient to recover the remaining net tax benefit within the period in which these differences are expected to reverse, or expire and, therefore, no other valuation allowance was established. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
      The Company has federal net operating loss carryforwards of approximately $22.5 million, which are available to offset future taxable income through 2023. The company also has net tax assets of $5.5 million related to state and foreign net operating loss carryforwards. The Company has alternative minimum tax credit carryforwards of approximately $0.3 million, which are available to reduce regular income taxes, if any, over an indefinite period. The Company has research and development credit carryforwards of $4.6 million which expire beginning in 2019.
      The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
temporary differences are expected to reverse. At December 31, 2004, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries was approximately $165 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale. The Company has evaluated the repatriation provisions of the American Jobs Creation Act of 2004 (the Act) and does not plan to repatriate any earnings as a result of such legislation.

15.	Employee Benefit Plans
Pension Plans and Retirement Benefits
      Effective February 8, 1999, the Company established the Arch Pension Benefit Plan, a defined benefit pension plan covering most U.S. employees. The Company also maintains two nonqualified supplemental pension plans. These plans were established to provide additional retirement benefits for certain key employees. Prior to the Distribution, these employees were participants in one of several Olin pension benefit plans covering employees of other Olin businesses. The Arch pension benefit plan provides benefits based on service with Olin and with the Company. The Company is liable for the payment of all pension plan benefits earned by Company employees prior to and following the Distribution. Olin transferred assets to the Company’s pension plan. The amount of the assets transferred was calculated in accordance with Section 4044 of the Employee Retirement Income Security Act of 1974, as amended. The assets of the Arch plan consist primarily of investments in commingled funds administered by independent investment advisors. The Company’s policy is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974.
      Subsequent to the Distribution, the Company adopted a retiree medical and death benefits plan that covers most domestic employees. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. The Arch plan is an unfunded plan.
      As part of the acquisition of Avecia’s U.S. pool & spa and protection & hygiene businesses, the Company assumed the liabilities and received assets related to pension benefits for the employees that transferred into the Arch Pension Benefit Plan.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations, fair value of plan assets and funded status of the Arch retirement plans.

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	($ in millions)
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$205.4	$178.7	$12.9	$11.9
Service cost (benefits earned during the period)	6.9	6.5	0.6	0.6
Interest cost on the projected benefit obligation	13.0	12.1	0.9	0.8
Plan amendments	(4.2)	—	—	(0.6)
Actuarial loss	13.5	14.0	2.7	1.6
Curtailment (gain)/loss	(1.6)	—	0.4	—
Business acquisition	6.2	—	1.4	—
Benefits paid	(6.8)	(5.9)	(1.8)	(1.4)

Projected benefit obligation at end of year	$232.4	$205.4	$17.1	$12.9

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$114.0	$101.7	$—	$—
Employer contributions	7.8	1.0	1.8	1.4
Benefits paid	(6.8)	(5.9)	(1.8)	(1.4)
Business acquisition	2.9	—	—	—
Actual return on plan assets (net of expenses)	9.5	17.2	—	—

Fair value of plan assets at end of year	$127.4	$114.0	$—	$—

Funded Status	$(105.0)	$(91.4)	$(17.1)	$(12.9)
Unrecognized net actuarial (gain)/loss	71.1	59.9	5.0	2.5
Unamortized prior service cost	(2.1)	2.0	(0.4)	(0.5)
Unamortized transition obligation	0.1	0.1	—	—

Accrued benefit cost	$(35.9)	$(29.4)	$(12.5)	$(10.9)

Amounts Recognized in the Statement of Financial Position Consist of:
Total accrued benefit cost	$(83.8)	$(65.7)
Intangible Asset	—	2.1
Minimum pension liability adjustment	47.9	34.2

Accrued benefit cost	$(35.9)	$(29.4)

      The Company’s qualified pension plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2004 and 2003. The accumulated benefit obligation of this plan was $196.6 million and $169.4 million as of December 31, 2004 and 2003, respectively. The projected benefit obligation relating to the qualified plan was $215.5 million and $192.4 million, as of December 31, 2004 and 2003, respectively. The Company’s nonqualified pension plans are unfunded. The accumulated benefit obligation relating to these plans, included in the tables above, was $14.6 million and $10.3 million, as of December 31, 2004 and 2003,

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. The projected benefit obligation related to these plans was $16.9 million and $13.0 million as of December 31, 2004 and 2003, respectively.
      The Plan amendments in 2004 represent an amendment to harmonize pension benefits for the former-Avecia employees and an amendment to eliminate Long Term Disability Payments from the Pension Plan.
      Required cash funding is expected to be $2.0 million lower in 2005 and pension expense is expected to be approximately $4.0 million higher in 2005.
      Benefit costs presented below were determined based on actuarial methods and include the following components:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

	($ in millions)
Net Periodic Benefit Expense:
Service cost including expenses (benefits earned during the period)	$7.1	$6.7	$5.5	$0.6	$0.6	$0.5
Interest cost on the projected benefit obligation	13.0	12.1	11.0	0.9	0.8	0.8
Expected return on plan assets	(11.5)	(11.9)	(12.5)	—	—	—
Amortization of prior service cost	0.3	0.6	0.6	(0.1)	(0.2)	—
Amortization of transition obligation	—	0.1	—	—	—	—
Curtailment (gain)/loss	(0.1)	—	0.4	1.5	—	0.2
Recognized actuarial (gain)/loss	1.9	0.3	(0.2)	0.3	—	—

Net periodic benefit cost	$10.7	$7.9	$4.8	$3.2	$1.2	$1.5

      The 2004 curtailment gain for the pension plan includes $(0.3) million which is included as a component of the sale of the microelectronic materials business and $0.2 million is included in Restructuring in the accompanying Consolidated Statements of Income related to the hydrazine business. The curtailment loss related to the postretirement benefit plan includes $1.2 million which is included as a component of the sale of the microelectronic materials business and $0.3 million is included in Restructuring in the accompanying Consolidated Statements of Income related to the hydrazine business.
      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the pension and the postretirement plans were:

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Weighted Average Rate Assumptions as of December 31:
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	—	—	—
Long-term rate of return on assets	8.50%	8.75%	9.00%	—	—	—
      For 2004, the Company’s expected long-term rate of return on assets assumption was 8.50%. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s pension plan asset allocation at December 31, 2004 and 2003 were:

	Pension
	Benefits

	2004	2003

Asset Category:
Equity Funds	69%	64%
Fixed Income Funds	31%	36%

Total	100%	100%

      The Company’s target allocation of the pension plan assets is 70% in equity funds and 30% fixed income funds. The Company’s investment strategy includes meeting the plan objectives, generating competitive investment returns and investing in a diversified portfolio consisting of an array of asset classes that attempt to maximize returns while minimizing volatility. These asset classes currently include U.S. equities and fixed income, in the future it may include other asset classes including non-U.S. equities and real estate.
      The benefits expected to be paid for the qualified and the nonqualified plans in each year from 2005 through 2009 are $7.2 million, $7.8 million, $8.3 million, $8.9 million and $9.7 million, respectively. The aggregate benefits expected to be paid in the five years from 2010 to 2014 are $65.2 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004 and include estimated future employee service.
      The benefits expected to be paid for the other postretirement benefit plans in each year from 2005 through 2009 are $1.5 million, $1.6 million, $1.7 million, $1.7 million and $1.6 million, respectively. The aggregate benefits expected to be paid in the five years from 2010 to 2014 are $7.8 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004 and include estimated future employee service.
      The annual measurement date is January 1 for the pension benefits and other postretirement benefits. For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans was 10.25% and 11.0% in 2004 and 2003, respectively, decreasing to an ultimate trend rate of 4.5% in 2012. The trend rate for pre-65 HMO plans was 10.25% and 11.0% in 2004 and 2003, respectively, decreasing to an ultimate trend rate of 4.5% in 2012. For non-bargained participants, Arch’s subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.
      The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have resulted in a $0.1 million increase or decrease, respectively, in the aggregate service and interest cost components of expense for the year 2004, and a $0.6 million increase or $0.5 million decrease in the accumulated postretirement benefit obligation at December 31, 2004.
      In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” which provides guidance on the accounting for the effects of the Medicare Act. FASB Staff Position 106-2 is effective for interim or annual periods beginning after June 15, 2004. Management has been advised by its actuaries that the provisions of the Medicare Act will not have any effect on the Company’s consolidated financial statements as the postretirement medical programs as currently offered by the Company will not be entitled to any reimbursement from the government as a result of this Act.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the acquisition of Hickson, the Company acquired the liability for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan. The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan for the years ended December 31, 2004 and 2003.

	Pension Benefits

	2004	2003

	($ in millions)
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$301.3	$251.7
Service cost (benefits earned during the period)	0.5	1.2
Interest cost on the projected benefit obligation	17.6	15.5
Participant contributions	0.2	0.6
Actuarial loss	12.8	13.9
Benefits paid	(11.7)	(11.0)
Curtailment loss	—	0.7
Foreign exchange impact	30.0	28.7

Projected benefit obligation at end of year	$350.7	$301.3

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$218.7	$177.2
Employer contributions	10.7	11.2
Benefits paid	(11.7)	(11.0)
Participant contributions	0.2	0.6
Actual return on plan assets (net of expenses)	20.8	20.0
Foreign exchange impact	22.1	20.7

Fair value of plan assets at end of year	$260.8	$218.7

Funded Status	$(89.9)	$(82.6)
Unrecognized net actuarial loss	111.4	95.0

Prepaid benefit cost	$21.5	$12.4

Amounts Recognized in the Statement of Financial Position Consist of:
Total accrued benefit cost	$(85.7)	$(78.9)
Minimum pension liability adjustment	107.2	91.3

Prepaid benefit cost	$21.5	$12.4

      The Company’s Hickson U.K. plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2004 and 2003. The accumulated benefit obligation of this plan was $334.8 million and $287.2 million as of December 31, 2004 and 2003, respectively. The projected benefit obligation relating to the Hickson U.K. plan was $339.0 million and $290.9 million, as of December 31, 2004 and 2003, respectively. The accumulated benefit obligation relating to the Hickson U.K. Senior Executive plan, included above, was $11.7 million and $10.4 million, as of December 31, 2004 and 2003, respectively. The projected benefit obligation related to this plan was $11.7 million and $10.4 million as of December 31, 2004 and 2003, respectively. In the fourth quarter of 2003, the Company recorded a pre-tax curtailment loss of $0.7 million

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the pension plan of former Hickson organics employees due to the sale of the business and is included in the loss on the sale of the business.
      The principal assumptions used to determine the pension and other postretirement expense and the actuarial value of the projected benefit obligation for the pension and the postretirement plans were:

	2004	2003

Weighted Average Rate Assumptions as of December 31:
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	3.90%
Long-term rate of return on assets	7.00%	7.25%
      For 2004, the Company’s expected long-term rate of return on assets assumption was 7.25%, which was reduced by 0.25% to allow for administration expenses of administering the plan, which have been removed from the service cost. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.
      Benefit costs presented below were determined based on actuarial methods and include the following components:

	($ in millions)

Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.5	$1.2
Interest cost on the projected benefit obligation	17.6	15.5
Expected return on plan assets	(17.9)	(16.3)
Curtailment loss	—	0.7
Realized actuarial loss	2.6	1.3

Net periodic benefit cost	$2.8	$2.4

      The Company’s policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the United Kingdom Pensions Act of 1995. Cash funding in 2005 is expected to be comparable to 2004 and pension expense is expected to be approximately $2.0 million higher in 2005.
      The Company’s pension plan asset allocation at December 31, 2004 and 2003 were:

			Hickson
	Hickson		U.K. Senior
	U.K. Pension		Executive
	Plan		Plan

	2004	2003	2004	2003

Asset Category:
Equity Funds	44%	44%	32%	34%
Fixed Income Funds	56%	56%	68%	66%

Total	100%	100%	100%	100%

      The Company’s target allocation of the pension plan assets is 43% in equity funds and 57% fixed income funds for the Hickson U.K. plan and 32% in equity funds and 68% fixed income funds for the Hickson U.K.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Executive plan. The Company’s investment strategy includes meeting the plan objectives, generating competitive investment returns and investing in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes currently include U.S. domestic equities and fixed income, in the future it may include non-U.S. equities and real estate.
      The benefits expected to be paid in each year from 2005 through 2009 are £8.1 million, £7.5 million, £7.9 million, £8.3 million and £8.7 million, respectively. The aggregate benefits expected to be paid in the five years from 2010 to 2014 are £50.6 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004 and include estimated future employee service.
      As part of the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company acquired certain liabilities for prior service associated with its UK defined benefit pension plan. As of December 31, 2004, the projected benefit obligation was £10.5 million ($20.4 million), the accumulated benefit obligation was £6.4 million ($12.5 million), net assets of £6.9 million ($13.4 million) and the accrued benefit was £3.0 million ($5.8 million). The assumptions for the valuation are consistent with that of the Company’s other UK plans. Subsequent to the acquisition, a defined contribution plan was established for the transferred employees and no further future service benefit will be accrued in the defined benefit plan. During 2004, the Company incurred £0.3 million related to this plan ($0.5 million).
      The Company’s other foreign subsidiaries maintain pension and other benefit plans that are consistent with statutory practices and are not significant to the consolidated financial statements.
Deferred Compensation Plans
      The Board of Directors of the Company had previously adopted three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors (the “Directors Plan”), the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. The non-employee Directors participate only in the Directors Plan while officers and certain other key employees are eligible to participate in the other two plans. These plans permit or require their participants to defer a portion of their compensation. The participants’ compensation deferrals are adjusted for changes in value of phantom shares of common stock of the Company and in other phantom investment vehicles. The Company established a rabbi trust for each of these plans (collectively, the “Rabbi Trust”).
      The Rabbi Trust invests its assets in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, which generally are expected to generate returns consistent with those credited to the participants. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity ($2.4 million at December 31, 2004), with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income. The other assets of the Rabbi Trust are reported at fair market value in Other assets in the Consolidated Balance Sheets ($2.4 million at December 31, 2004). The deferred compensation liability in Other liabilities in the Consolidated Balance Sheets reflects the fair market value of the plan participants’ compensation deferrals ($5.0 million at December 31, 2004). Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contributing Employee Ownership Plan
      Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan (“Arch CEOP”) which is a defined contribution plan available to all domestic employees. As of that date, the Company ended its participation in the Olin Corporation Contributing Employee Ownership Plan (“Olin CEOP”) and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under both plans has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $3.4 million, $3.6 million and $4.0 million in 2004, 2003 and 2002, respectively.

16.	Stock Option and Shareholder Rights Plans
Stock Option Plans
      As of December 31, 2004, the Company had four stock-based compensation plans, which are described below.
      At the time of the Distribution, stock options issued by Olin were converted into both an option to purchase Company common stock (“Company Options”) and an option to purchase Olin common stock (“New Olin Options”) with the same aggregate “intrinsic value” at the time of the Distribution as the old award. The conversion of the options did not result in a charge to earnings as no new measurement date was created. The Company is responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin is responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted under the Olin 1980 Stock Option Plan terminated during 2001. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan retained the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan, which were not vested at the time of the Distribution, continue to vest in accordance with their vesting schedule so long as the optionee remains employed at the Company. No additional Company options will be granted under the 1988 and 1996 Olin Stock Option Plans.
      In 1999, the Company adopted the 1999 Long Term Incentive Plan, a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company’s growth and performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. In addition, in 1999, the Company adopted the 1999 Stock Plan for Nonemployee Directors pursuant to which stock options and other stock awards may be granted to nonemployee directors. The Company’s policy is to grant options to purchase common stock at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable within one to three years and the directors’ options are exercisable upon grant. In general, all options are exercisable up to ten years from the date of grant. At December 31, 2004, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity during 2004, 2003 and 2002 (number of options in thousands):

		Weighted
	Stock	Average
	Options	Price	Range of Prices

Balance, December 31, 2001	2,392	$23.74	$15.68 – $31.92
Options granted	146	21.04	20.85 – 23.00
Options exercised	188	19.20	15.68 – 20.16
Options cancelled or forfeited	66	23.41	17.38 – 31.92

Balance, December 31, 2002	2,284	23.95	15.68 – 31.92

Options granted	184	18.50	16.53 – 18.56
Options exercised	77	16.99	15.68 – 20.85
Options cancelled or forfeited	32	20.03	17.38 – 31.92

Balance, December 31, 2003	2,359	23.81	16.53 – 31.92

Options exercised	352	19.27	17.38 – 23.48
Options cancelled or forfeited	4	25.40	17.38 – 31.92

Balance, December 31, 2004	2,003	$24.60	$16.53 – $31.92

      At December 31, 2004 and 2003, options covering 2,002,966 and 2,119,566 shares, respectively, were exercisable at weighted average exercise prices of $24.60 and $24.41, respectively. The average remaining contractual life was approximately four years.
      The following table summarizes information about stock options outstanding at December 31, 2004 (number of options in thousands):

	Number
	Outstanding	Weighted Average	Weighted Average
Range of	and	Remaining	Option Exercise Price
Exercise Prices	Exercisable	Contractual Life	Outstanding and Exercisable

$16.53 – $23.00	1,003	5 years	$19.35
$28.58 – $31.92	1,000	2 years	$29.87

	2,003

      Pursuant to APB No. 25, compensation cost is recorded when the fair market value of the Company’s stock at the date of grant for fixed options exceeds the exercise price of the stock option. The Company’s policy is to grant stock options with an exercise price equal to its common stock fair value on the date of grant. Accordingly, there are no charges reflected in the accompanying consolidated financial statements for stock options granted to employees. Compensation cost for restricted stock units is accrued over the life of the award based on the quoted market price of the Company’s stock at the date of the award. Compensation cost for performance share units are estimated based on the number of shares to be earned. The ultimate cost will be based on the market price of the Company’s stock at the settlement date. The Company did not grant any stock options in 2004 and currently does not have any plans to grant options in 2005 (see Note 1 for accounting policy).

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each Arch option granted during 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used, weighted average fair values and pro forma net income for 2003 and 2002 are listed below:

	Years Ended December 31,

	2003	2002

Black-Scholes weighted-average assumptions:
Risk-free interest rate	3.62%	4.80%
Dividend yield	4.3%	3.8%
Expected volatility	45%	44%
Term	10 years	10 years
Expected life	7 years	7 years
Option weighted average fair value	$5.98	$7.37
Net income, as reported	$27.4	$3.0
Stock-based employee compensation expense, net of tax	(0.8)	(0.9)

Pro forma net income	$26.6	$2.1

Earnings per share:
Basic and diluted — as reported	$1.21	$0.13
Basic and diluted — pro forma	$1.18	$0.09
Shareholder Rights Plan
      The Board of Directors adopted a Shareholder Rights Plan in 1999. This plan is designed to prevent a potential acquirer from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the potential acquirer) to buy one one-thousandth share of Series A Participating Cumulative Preferred Stock at a purchase price of $125 per share. The rights are exercisable only if a person (or group of affiliated persons) acquires more than 15% of the Company’s common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company’s common stock. If any person acquires more than 15% of the Company’s common stock and effects a subsequent merger or combination with the Company, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a market value of twice the purchase price. The Company can redeem the rights at one cent per right for a certain period of time. The rights will expire on January 29, 2009 unless redeemed earlier by the Company.

17.	Shareholders’ Equity
Common Stock
      On February 8, 1999, Olin, the sole shareholder of the Company, distributed (on a 1-for-2 basis) all the issued and outstanding shares of common stock, par value $1 per share, of the Company, to the shareholders of record of Olin’s common stock as of February 1, 1999, upon which the Company became a separate, independent company. The total number of shares distributed was approximately 22,980,000.
      At December 31, 2004, the Company has reserved 2,475,624 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.
      In 2004, the Company established a Rabbi Trust for several deferred compensation plans (see Note 15 for more information), that permit or require their participants to defer a portion of their compensation. The

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity.
      On October 28, 1999, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately five percent of outstanding shares. The program was suspended in 2000. In October 2003, the Board of Directors unanimously agreed to continue the previous suspension of its stock repurchase program. The Company had previously repurchased 893,000 shares of the 1.2 million shares authorized, or approximately 75 percent, at a cost of approximately $16 million. In connection with the acquisition of the Avecia pool & spa and protection & hygiene businesses, the Company reissued 669,750 shares with a value of $15.7 million.
Series A Participating Cumulative Preferred Stock
      The Company has 40,000 authorized shares of $1 par value Series A Participating Cumulative Preferred Stock, of which none is outstanding.
Retained Earnings
      Retained earnings as of December 31, 2004 and 2003 include earnings (losses) since the Distribution.
Accumulated Other Comprehensive Loss
      Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, additional minimum pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

			Change in Fair
	Foreign Currency	Minimum Pension	Value of
	Translation	Liability	Derivative	Accumulated Other
	Adjustments	Adjustments	Contracts	Comprehensive Loss

	($ in millions)
Balance at December 31, 2001	$(45.7)	$(0.9)	$—	$(46.6)
2002 activity	13.6	(60.4)	0.3	(46.5)

Balance at December 31, 2002	(32.1)	(61.3)	0.3	(93.1)
2003 activity	20.5	(23.5)	(0.3)	(3.3)

Balance at December 31, 2003	(11.6)	(84.8)	—	(96.4)
2004 activity	19.5	(19.5)	(0.2)	(0.2)

Balance at December 31, 2004	$7.9	$(104.3)	$(0.2)	$(96.6)

      The additional minimum pension liability adjustments recorded were principally the result of depressed market values of the Company’s pension plan assets in 2002 and 2001, combined with a decrease in the discount rate due to declining market interest rates in recent years.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Net Unrealized Gain (Loss) on Derivative Instruments
      Changes in the accumulated net unrealized gain (loss) on derivative instruments for the years ended December 31, 2004 and 2003 are as follows:

	Year Ended
	December 31,

	2004	2003

	($ in millions)
Beginning balance of accumulated net unrealized gain on derivative instruments	$—	$0.3
Net gain (loss) on cash flow hedges	(0.2)	—
Reclassification into earnings	—	(0.3)

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.2)	$—

18.	Segment Reporting
      As a result of the sale of the majority of the microelectronic materials businesses, the Company has restated its prior year financial statements to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the SFAS 144. The Company has retained its 50 percent interest in Planar Solutions LLC, its joint venture with Wacker Chemical Corporation for the production and sale of CMP slurries, the microelectronics-dedicated manufacturing facility in Brandenburg, Kentucky and its CMS business. The Company will pursue all strategic options for the CMS business, including its sale. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operation in the consolidated financial statements. The Company will continue to supply certain products for a transition period to the purchaser of the microelectronic materials businesses from its Brandenburg, Kentucky facility. The Company now reports the results of its CMP joint venture in Corporate Expenses (Unallocated) and the microelectronics-dedicated manufacturing assets retained in Brandenburg, Kentucky as a component of the performance products business. In addition, as a result of the sale the Company has reallocated certain centralized service costs to the Company’s segments that were previously allocated to the microelectronic materials business.
      The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are treatment products and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. The recently acquired Avecia pool & spa business is included in the results of the HTH water products business and the Avecia protection & hygiene business is included in the results of the personal care and industrial biocides business. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, impairment expense and certain unallocated expenses of the corporate headquarters.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment results for the three years ended December 31 were as follows:

	2004	2003	2002

	($ in millions)
Sales:
Treatment Products:
HTH Water Products	$366.0	$289.7	$243.1
Personal Care and Industrial Biocides	234.6	149.3	124.5
Wood Protection and Industrial Coatings	351.1	268.3	233.2

Total Treatment Products	951.7	707.3	600.8
Performance Products:
Performance Urethanes	145.0	122.2	120.2
Hydrazine	24.2	34.0	42.0

Total Performance Products	169.2	156.2	162.2

Total Sales	$1,120.9	$863.5	$763.0

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$7.2	$7.6	$(2.3)
Personal Care and Industrial Biocides	50.1	28.3	28.0
Wood Protection and Industrial Coatings	24.1	13.9	15.9

Total Treatment Products	81.4	49.8	41.6
Performance Products:
Performance Urethanes	(5.2)	(6.0)	(1.4)
Hydrazine	(2.6)	1.9	5.5

Total Performance Products	(7.8)	(4.1)	4.1
Corporate Unallocated	(26.1)	(13.1)	(14.9)

Total Segment Operating Income, including Equity Income in Affiliated Companies	47.5	32.6	30.8
Restructuring Expense	(1.7)	(0.4)	(5.7)
Impairment Expense	(2.9)	—	—
Equity in Earnings of Affiliated Companies	(4.0)	(5.6)	(3.1)

Total Operating Income	38.9	26.6	22.0
Interest expense, net	(18.6)	(16.6)	(16.0)

Total Income from Continuing Operations before Taxes, Equity Income in Affiliated Companies and Cumulative Effect of Accounting Change	$20.3	$10.0	$6.0

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	($ in millions)
Equity Income (Loss) in Affiliated Companies:
Treatment Products:
HTH Water Products	$2.3	$2.9	$2.6
Wood Protection and Industrial Coatings	2.2	2.2	1.2

Total Treatment Products	4.5	5.1	3.8
General Corporate Unallocated	(0.5)	0.5	(0.7)

Total Equity Income in Affiliated Companies	$4.0	$5.6	$3.1

Depreciation Expense:
Treatment Products:
HTH Water Products	$13.4	$12.6	$12.3
Personal Care and Industrial Biocides	11.7	8.6	8.5
Wood Protection and Industrial Coatings	7.4	6.8	6.0

Total Treatment Products	32.5	28.0	26.8
Performance Products:
Performance Urethanes	4.5	4.7	6.3
Hydrazine	4.7	4.8	4.3

Total Performance Products	9.2	9.5	10.6

Total Depreciation Expense	$41.7	$37.5	$37.4

Amortization Expense:
Treatment Products:
HTH Water Products	$0.3	$—	$—
Personal Care and Industrial Biocides	3.0	0.1	0.1
Wood Protection and Industrial Coatings	1.7	1.6	1.7

Total Treatment Products	5.0	1.7	1.8
Performance Products	0.2	0.2	0.2

Total Amortization Expense	$5.2	$1.9	$2.0

Capital Spending:
Treatment Products:
HTH Water Products	$6.0	$4.1	$8.5
Personal Care and Industrial Biocides	4.3	4.5	7.2
Wood Protection and Industrial Coatings	6.0	3.9	3.8

Total Treatment Products	16.3	12.5	19.5
Performance Products:
Performance Urethanes	1.1	2.9	4.1
Hydrazine	0.9	1.6	4.6

Performance Products	2.0	4.5	8.7

Total Capital Spending	$18.3	$17.0	$28.2

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	($ in millions)
Total Assets:
Treatment Products:
HTH Water Products	$217.3	$148.1	$130.1
Personal Care and Industrial Biocides	296.1	115.2	111.1
Wood Protection and Industrial Coatings	359.7	303.5	262.5

Total Treatment Products	873.1	566.8	503.7
Performance Products:
Performance Urethanes	73.6	87.0	94.4
Hydrazine	16.9	23.3	26.4

Total Performance Products	90.5	110.3	120.8
Other	136.4	299.3	314.6

Total Assets	$1,100.0	$976.4	$939.1

Investment & Advances — Affiliated Companies at Equity:
Treatment Products:
HTH Water Products	$9.4	$8.7	$6.8
Wood Protection and Industrial Coatings	6.1	7.3	5.8

Total Treatment Products	15.5	16.0	12.6

Total Investment & Advances — Affiliated Companies at Equity	$15.5	$16.0	$12.6

      Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, impairment expense and certain unallocated expenses of the corporate headquarters. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. The 2003 corporate unallocated expense includes the gain on sale of land of $2.5 million. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.
      Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by reportable business unit substantially represent sales for the major product lines of the Company.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic area information for the periods ended December 31, were as follows:

	2004	2003	2002

	($ in millions)
Sales
United States	$557.8	$419.5	$391.5
Europe, Africa and the Middle East	373.4	297.4	233.7
Latin America and Canada	101.9	83.6	84.9
Pacific Rim	87.8	63.0	52.9

Total Sales	$1,120.9	$863.5	$763.0

Long-lived Assets (excludes Goodwill)
United States	$211.4	$198.2	$218.1
Canada	1.3	1.6	1.1
Italy	51.4	52.0	51.4
England	145.5	47.4	42.4
Europe (remaining), Africa and the Middle East	19.1	21.1	16.9
Latin America	8.1	11.9	11.3
Pacific Rim	12.4	7.9	7.3

Total Long-lived Assets	$449.2	$340.1	$348.5

      Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $76.2 million, $68.6 million and $66.7 million in 2004, 2003 and 2002, respectively.

19.	Acquisitions
      On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The results of these operations have been included in the Company’s consolidated financial statements since that date. The total purchase price, net of cash acquired, was approximately $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The payment consisted of cash and 669,750 shares of Arch common stock which was valued at $15.7 million. The fair value of the common stock issued was determined based on the average market price of Arch’s common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced, including a discount due to the fact that the shares contain certain restrictions that limit their immediate marketability. The shares issued may not be transferred without being registered under the Securities Act of 1933, as amended, or pursuant to an exemption from such registration. Generally speaking, the Company has granted Avecia, Inc. and its affiliates piggyback registration rights in certain circumstances in connection with the shares if the Company were to file a registration statement for the issuance of shares. The purchase price is further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. An interim payment is to be made based on 2004 results and as of December 31, 2004, the Company has accrued $2.5 million with a corresponding increase to goodwill. In addition, to the extent that the unfunded pension liability in the U.K. pension plan was less than $10.0 million, the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration split equally between a contingent cash payment and up to 223,250 additional shares of Arch common stock. The share component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million which was accrued as of December 31, 2004, with a

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corresponding increase to goodwill. The contingent cash payment will be earned, to a maximum of $1.7 million, based upon cumulative global net sales of certain products through 2005. An interim payment will be made in 2005, based on 2004 results and the Company has accrued $0.5 million as of December 31, 2004, with a corresponding increase to goodwill. The acquisition was financed principally from borrowings under the Company’s revolving credit facility.
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, including the contingent payments earned during 2004. The Company has obtained a final third party valuation for intangible assets and is in the process of finalizing the third-party valuations of tangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement.

($ in millions)
Current Assets	$59.4
Property and equipment	28.1
Intangible Assets	95.4
Deferred Tax Asset	4.8
Goodwill	82.0

Total assets acquired	269.7
Current Liabilities	29.8
Long-term liabilities	9.1

Total liabilities assumed	38.9

Net assets acquired	$230.8

      Included in the current liabilities in the opening balance sheet is an accrual for $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S. As of December 31, 2004, $3.2 million in payments have been made. The major actions of these plans should be completed by the end of the first quarter of 2005.
      Of the $95.4 million of acquired intangible assets, $18.7 million was assigned to tradenames, which is not subject to amortization as it has an indefinite life. The remaining $76.7 million of acquired intangible assets have a preliminary weighted average useful life of approximately 14 years. The intangible assets that make up that amount include customer lists of $45.4 million (14-year weighted-average useful life), a toxicology database of $16.7 million (15-year life), $14.2 million was assigned to developed technology (15-year life) and a non-compete agreement of $0.4 million (5-year life).
      The Company has also provided deferred taxes on the opening balance sheet, which has resulted in a $4.8 million reduction in goodwill.
      The $82.0 million of goodwill was assigned to pool & spa and protection & hygiene businesses in the amounts of $26.2 million and $55.8 million, respectively.
Supplemental Pro Forma Information
      The table below presents unaudited pro forma financial information in connection with the Avecia acquisition as if it had occurred on January 1, 2003 and 2004.
      The unaudited pro forma information below reflects pro forma adjustments which are based upon currently available information and certain estimates and assumptions, and therefore the actual results may differ from the pro forma results. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information. This

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information should be read in conjunction with the Form 8-K/A, filed by the Company on June 16, 2004, in connection with the Avecia acquisition, which contains unaudited pro forma combined condensed financial statements and the Form 8-K/A, filed by the Company on December 6, 2004, in connection with the sale of the majority of the microelectronic materials businesses.
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

	Twelve Months Ended
	December 31,

	2004	2003

	($ in millions)
Sales	$1,160.0	$1,001.4
Income from continuing operations before cumulative effect of accounting change	20.0	13.3
Net Income	22.6	30.6
Basic income per common share
Continuing operations before cumulative effect of accounting change	$0.85	$0.57
Net Income	$0.96	$1.31
Diluted income per common share
Continuing operations before cumulative effect of accounting change	$0.84	$0.57
Net Income	$0.95	$1.31
      On August 1, 2003, the Company completed the purchase of the remaining 50 percent share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for $2.5 million in cash. Aquachlor produces calcium hypochlorite, which is marketed under the HTH® brand, for use in residential and commercial swimming pools in South Africa. Annual sales for Aquachlor for the year ended December 31, 2002 were approximately $26 million. This acquisition was accounted for as a purchase business combination and the results of operations have been included in the consolidated financial statements from the date of purchase in the HTH water products segment and were not material in 2002. In the fourth quarter of 2003, the Company adjusted the opening balance sheet of Aquachlor to include a liability for its post-employment health care plan of $0.8 million. No goodwill was recognized as part of the transaction. The supplemental cash flow information on the business acquired is as follows (in millions of $):

Working Capital	$4.3
Property, plant and equipment, net	3.6
Non-Current Liabilities	(0.8)
Payable to Arch Chemicals, Inc.	(4.6)

Cash paid	$2.5

20.	Commitments and Contingencies
Leases
      The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties may contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase options. Total rent expense charged to operations amounted to $14.8 million in 2004, $13.8 million in 2003 and $12.3 million in 2002 (sublease income and contingent rent expense is not significant).
      Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows: $9.3 million in 2005; $5.4 million in 2006; $4.9 million in 2007; $4.5 million in 2008; $4.2 million in 2009 and $9.2 million thereafter.
Litigation
      In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment, in favor of a railroad, of approximately $8.5 million plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 million plus interest. The railroad has appealed the judgment, and in February 2005 the court of appeals affirmed the judgment. The judgment and related interest is included in Accrued Liabilities in the accompanying Consolidated Balance Sheets. The Company does not expect any final resolution of this case to have a material adverse effect on the results of operations or the financial position of the Company.
      The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The parties have reached an agreement to settle a portion of the litigation that involves claims by plaintiffs who are individuals. This agreement has received court approval and the settlement amount has been paid by the Company. The balance of the litigation primarily involves claims by a number of businesses for property damage. The Company has provided for its exposure in this litigation, $3.0 million, including the amount of its participation in the settlement, and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the remaining plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.
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
      In March 2004, in the fifth putative class action lawsuit (Ardoin v. Stine Lumber Company et. al.), the federal district court ruled that the requirements for a class action were not met and denied class action status to the case. The parties entered an agreement to settle the claims of the individual plaintiffs for a nominal amount, and the case was dismissed with prejudice.
      In addition, there are fewer than ten other CCA-related lawsuits in which the Company and/or one or more of the Company’s subsidiaries is involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.
      The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004, 2003 and 2002, and may be significant in the future.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All CCA-related cases are subject to a number of uncertainties. As a result, their impact, if any, is difficult to assess. Based on the information currently available to the Company, however, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.
      In March 2004, a jury in the U.S. District Court for the District of New Jersey awarded Arch Personal Care Products, a wholly-owned subsidiary of the Company, approximately $7.0 million in damages after finding, among other things, one of the defendants had breached his non-compete obligations to Arch Personal Care Products. In July 2004, the parties reached agreement to settle $6.6 million of the judgment for $6.1 million, which has been recognized in the results for the twelve months ended December 31, 2004.
      In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 million per plaintiff. The Company is effectively self-insured for the first $3.0 million in this case, regardless of the number of plaintiffs. The case has been removed to the U.S. district court in Oregon by the Company and plaintiffs have moved to return the case to state court. The court denied the motion, and plaintiffs have moved to reargue. During the second quarter, the Company recorded $3.0 million of self-insurance reserves related to its potential exposure in this case and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.
      In Brazil, the Company uses a third-party agent to process and pay certain state import duties. In July 2004, the Company was notified of a claim for unpaid state import duties, including interest and potential penalties. The Company accrued $2.1 million for the estimated taxes and related interest for this claim. As of December 31, 2004, the Company had estimated contingent liabilities related to this claim up to $1.8 million.
      In May 2004, the U.S. Department of Commerce and the U.S. International Trade Commission initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In December 2004, the Department of Commerce issued a preliminary determination and estimated antidumping duties margins ranging from approximately 126% to 180% for Chinese producers and 12% for Spanish producers. In February 2005, the rate for the Chinese producer who currently supplies the Company was reduced to 87%. As the importer of record, the Company is obliged to post a bond or cash deposit of these preliminary duties until the investigation is concluded. If the final finding is that no dumping occurred or that those imports did not injure the domestic industry, the duties will terminate and be refunded if paid. The final results of the investigations, and the order if issued, are expected in June 2005. The producers may annually request a review of the final results which may result in a further adjustment of the duties.
      Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, is the subject of an on-going investigation by the New Zealand Commerce Commission (“NZ Commerce Commission”) regarding industry competitive practices. KANZ manufactures and markets wood preservative products throughout New Zealand. The NZ Commerce Commission has the authority to assess fines equal to the higher of (i) NZ$10 million (approximately US$7 million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
KANZ (approximately US$2 million). Penalties, if assessed against KANZ, could have a material adverse effect on the joint venture’s business, financial condition, cash flows and results of operations.
      Similarly, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian joint venture company in which the Company owns indirectly a 49% interest and the majority shareholder of KANZ, has made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC has granted immunity to KAWP, subject to fulfillment of certain conditions. If conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.
      As a result of the Company’s ownership in such entities, an unfavorable resolution, could have a material adverse effect on equity in earnings of affiliated companies and dividends received.
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
      In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for environmental concerns. For identified environmental liabilities as of the transition date, there is no limit to the liability retained by the Company. The Company estimates such potential liability to be less then $1.0 million. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with the Company’s total exposure thus limited to $3.0 million over a five-year period from the closing date.
      In connection with the disposition of the sulfuric acid business on July  2, 2003, the Company provided environmental covenants to the purchaser in which the Company is solely liable for the costs of any environmental claim for remediation of any hazardous substances that was generated, managed, treated, stored or disposed of prior to the closing date of the sale. The Company will be released, under the sales agreement, from its obligation, which cannot exceed $22.5 million, 20 years from the closing date. Additionally, as part of its environmental indemnifications, the Company will be responsible for damages directly related to the process sewer system at the Beaumont, Texas plant during the first five years from the closing date.
      As part of the Hickson organics disposition, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the Consolidated Financial Statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million.

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company does not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, sulfuric acid and the Hickson organics dispositions, aside from what has all ready been provided for by the Company for the microelectronic materials and Hickson organics Castleford location. The Company has estimated that the fair value of any such additional exposure would be immaterial.
      The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $8.3 million and $8.6 million at December 31, 2004 and 2003, respectively. The Company’s estimated environmental liability relates to seven sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.
      Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2004, the Company had estimated additional contingent environmental liabilities of $7.3 million.

21.	U.S. Government Contract
      The Company was notified by the U.S. Defense Energy Support Center (“DESC”), on April 30, 2004, that it had not been awarded the 10-year hydrazine propellant supply contract which the Company had anticipated receiving. The Company had a debriefing with the DESC and submitted a formal protest of the award. In July 2004, the U.S. Government Accountability Office (“GAO”) informed Arch and the DESC that the GAO will sustain the Company’s formal protest of the DESC’s recent decision to award the government’s next 10-year hydrazine propellant supply contract to a competing firm. As a result of the GAO’s decision, the DESC notified the Company that it has taken corrective action by re-opening the bidding process. The Company submitted its new bid on January 20, 2005. Final revised bids are currently due March 15, 2005. The DESC has notified the Company that it anticipates completing its contract-award decision in the first quarter or early in the second quarter of 2005.
      The hydrazine business as a whole is not core to the Company’s portfolio, is not a growth business and has been managed for cash for several years. As of December 31, the Company reassessed the potential impairment of its entire hydrazine business, which consists of a hydrazine propellant and a hydrazine hydrate product line, as a result of the original DESC decision. This assessment was based upon a weighted average probability of cash flows, which included an estimate of obtaining the new contract. As a result of such reassessments at December 31, 2004, the Company did not incur an impairment charge but has incurred severance costs in connection with headcount reductions at the Lake Charles, Louisiana manufacturing facility.
      If the Company ultimately does not win the contract after the re-opening the bidding process, the Company estimates the potential one-time pre-tax charge related to these decisions to be the following (unaudited):
      The Company may incur a non-cash impairment charge for the long-lived assets of the hydrazine business. As of December 31, 2004, the estimate of the amount of the impairment would be approximately $13 million, including the assets associated with the propellants product line. In addition, the Company may

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incur cash costs for shutdown and the present value of certain presumed contractual obligations that are assumed to no longer have any benefit to the Company. (Such annual contractual payments are approximately $2.3 million through 2011.) The estimated amount of the pre-tax cash charge resulting from these costs is approximately $15 million. These one-time cash costs are expected to be more than offset by payments to be received from the U.S. Government upon the shut down of the Lake Charles, LA and McIntosh, AL propellants facilities. The present values of such payments are approximately $19 million. The projected annual cash flows relating to these decisions are estimated to be the following over the next three years and beyond:

	2005	2006	2007	Thereafter

	($ in millions)
Cash Inflow (Outflow)
Contractual obligations	$(2.3)	$(2.3)	$(2.3)	$(9.2)
Shutdown costs	(1.0)	—	(2.0)	—

Sub-total	(3.3)	(2.3)	(4.3)	(9.2)
U.S. government receipts	8.5	—	13.5	—

Net Cash Flows	$5.2	$(2.3)	$9.2	$(9.2)

      The net aggregate pre-tax charge for one-time items is expected to be approximately $9 million, net of the payments to be received from the U.S. Government.
      The 35-month contract secured in November 2003 for storage and distribution services of the DESC’s hydrazine-based propellants products, valued at $4.3 million, is not affected by its decision nor is the award in February 2004 to the Company of the $11.9 million Ultra Puretm hydrazine 25-month supply contract. Although the Company does not currently manufacture hydrazine, it will continue to manufacture and sell Ultra Puretm hydrazine from existing hydrazine inventory. The Company also provides proprietary blends using hydrazine sourced through third party producers.
      In February 2004, the Company was awarded a twenty-five month contract valued at $11.9 million, with the Department of Defense for Ultra Puretm Hydrazine. This contract began January 1, 2005 and will provide fuel for future satellite programs.
      In 2004, 2003, and 2002, the Company’s performance products segment sales include $12.4 million, $23.9 million and $26.4 million, respectively, related to these agreements.

22.	Restructuring and Other Gains (Losses)
Restructuring
      Results for 2004, 2003 and 2002 include restructuring (income) expense totaling $1.7 million, $0.4 million and $5.7 million, respectively. In addition, included within the results of the microelectronic materials business which have been reclassified into discontinued operations for 2003 and 2002 is restructuring (income) expense of $(1.0) million and $1.9 million, respectively.

Restructuring
      Restructuring expense of $1.7 million in 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves for revisions to previous plans’ estimates.
      The 2003 restructuring expense consists of $1.4 million for headcount reductions of approximately 30 employees in the performance products segment. The headcount reductions are due to the reorganization

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana. It also includes a charge of $1.1 million, for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction in the prior years’ restructuring reserves of $2.1 million for revisions to previous plans’ estimates. In addition, there is $1.0 million reduction in the prior years’ restructuring reserves for revisions to previous plans’ estimates included in discontinued operations for the microelectronic materials business.
      The 2002 restructuring charge of $5.7 million included $4.7 million related to headcount reductions of approximately 140 employees in the performance urethanes and HTH water products businesses, as well as a charge related to the consolidation of several treatment products segment operations. The non-cash portion of the restructuring charge was approximately $1.0 million. In addition, there is $1.9 million restructuring charge related to headcount reductions in the microelectronic materials business which is included in discontinued operations.
      The 2001 restructuring of $1.5 million includes a restructuring charge of $2.4 million for headcount reductions at corporate and at the performance urethanes business offset by a $1.5 million reduction of the 2000 restructuring reserve to its estimated remaining liability as of December 31, 2001. In addition, the Company recorded restructuring income of $0.2 million for the reimbursement of certain severance costs which were previously recorded in the fourth quarter of 2000, and a charge of $0.8 million consisting of retention payments made to employees as a result of the Company’s restructuring of the process chemicals business. The 2001 headcount reductions affected approximately 30 individuals. As a result of the sale of the microelectronic materials business, the $0.8 million has been included in discontinued operations.
      The 2000 restructuring charge of $34.0 million included $8.9 million of costs associated with headcount reductions and contractual vendor obligations of the process chemicals business, $14.1 million related to the biocides business for the write-off of certain costs associated with the abandonment of construction of a facility in China, the completion of a consolidation study, and additional headcount reductions, and $11.0 million related to headcount reductions at other businesses and corporate. Total headcount reductions affected approximately 450 individuals. The non-cash portion of the restructuring charges was approximately $13 million. As a result of the sale of the microelectronic materials business, $8.9 million of restructuring costs and the $31.0 million impairment charge has been reclassified to be included in discontinued operations.
      The following table summarizes activity related to restructuring costs:

	Severance	Asset
	Costs	Write-downs	Other Items	Total

	($ in millions)
Provision	$18.0	$11.0	$5.0	$34.0
2000 Activity:
Payments	1.4	—	—	1.4
Utilized	—	11.0	—	11.0

Balance at December 31, 2000	16.6	—	5.0	21.6
2001 Activity:
Provision	2.4	—	—	2.4
Payments	11.0	—	1.6	12.6
Reclass postemployment liability	2.5	—	—	2.5
Reserve reduction	0.3	—	1.2	1.5

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Severance	Asset
	Costs	Write-downs	Other Items	Total

	($ in millions)
Balance at December 31, 2001	5.2	—	2.2	7.4
2002 Activity:
Provision	6.6	—	1.0	7.6
Payments	6.1	—	0.5	6.6
Reclass postemployment liability	0.5	—	—	0.5
Utilized	—	—	0.4	0.4

Balance at December 31, 2002	5.2	—	2.3	7.5
2003 Activity:
Provision	2.5	—	—	2.5
Payments	3.8	—	0.7	4.5
Utilized	0.6	—	—	0.6
Reserve reduction	1.9	—	1.2	3.1

Balance at December 31, 2003	1.4	—	0.4	1.8
2004 Activity:
Provision	2.1	—	—	2.1
Payments	1.5	—	0.1	1.6
Utilized	1.0	—	—	1.0
Reserve reduction	0.2	—	0.2	0.4

Balance at December 31, 2004	$0.8	$—	$0.1	$0.9

      As of December 31, 2004, 2003 and 2002, $42.7 million, $40.1 million and $35.0 million, respectively, had been charged against restructuring reserves. As of December 31, 2004, all employees from each restructuring program have been terminated with a portion still receiving benefits under the 2004 program. At December 31, 2004 and 2003, $0.9 million and $1.8 million, respectively, of restructuring reserves were included in Accrued Liabilities in the accompanying Consolidated Balance Sheets. All of the costs related to the 2000, 2001 and 2003 programs have been incurred and no accrual relates to these restructuring programs. An accrual remains for the 2002 program related to office consolidation space.
      As a result of the acquisition of the Avecia pool and spa and protection and hygiene businesses, the Company incurred $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S. which has been included as a component of goodwill. The following table summarizes activity related to this plan:

	Severance and
	Relocation
	Costs	Other Items	Total

	($ in millions)
Provision	$4.1	$0.5	$4.6
2004 Activity:
Payments	3.2	—	3.2

Balance at December 31, 2004	$0.9	$0.5	$1.4

ARCH CHEMICALS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other (Gains) and Losses
      Other (gains) and losses in 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million in the performance urethanes, HTH water products and hydrazine businesses, offset by the pre-tax gain of $0.6 million on the sale of a building in the personal care business.
      Other gains and losses in 2003 include the pre-tax gain on the sales of two warehouses of $0.5 million and the sale of excess land of $2.5 million. Total proceeds of the sale of excess land were $6.5 million. Proceeds consist of cash of $2.0 million and a note of $4.5 million. The note is payable in two installments, $0.5 million is due by March 31, 2005 and $4.0 million is due by September 30, 2006. The note is collateralized by the property. The note bears interest per the ten-year constant maturity treasury index.
      2002 other gains and losses include the pre-tax gain on sales of excess land of $1.8 million.

23.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Year

	($ in millions, except per share amounts)
Sales	$240.3	$362.0	$276.8	$241.8	$1,120.9
Gross margin	65.1	113.9	73.9	60.0	312.9
Net income (loss)	3.0	25.2	5.6	(13.9)	19.9
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	0.10	0.93	0.07	(0.36)	0.74
Diluted income (loss) per share	0.13	1.07	0.24	(0.59)	0.84
Stock market price:
High	28.60	30.18	29.49	30.87	30.87
Low	23.41	24.70	25.04	26.76	23.41
Close (at end of quarter)	28.23	28.82	28.50	28.78	28.78
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter	Year

Sales	$189.4	$270.9	$219.7	$183.5	$863.5
Gross margin	54.1	80.6	62.4	48.3	245.4
Net income (loss)	1.4	10.9	17.7	(2.6)	27.4
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	0.07	0.53	0.04	(0.19)	0.45
Diluted income (loss) per share	0.06	0.48	0.78	(0.11)	1.21
Stock market price:
High	20.25	21.82	22.93	25.80	25.80
Low	15.15	18.00	18.42	19.97	15.15
Close (at end of quarter)	18.70	19.10	20.80	25.66	25.66
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable.

Item 9A.	Controls and Procedures
      As of December 31, 2004 (“Evaluation Date”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As permitted by the SEC, the Company has excluded the former Avecia entities acquired by the Company in 2004 from its evaluation of the effectiveness of internal control over financial reporting. The Company’s consolidated sales for the year ended December 31, 2004 were $1.1 billion, of which the former Avecia entities represented $102 million. The Company’s total consolidated assets as of December 31, 2004, were $1.1 billion, of which the former Avecia entities represented $238 million (approximately $179 million consists of goodwill and other intangibles). The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.
      There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT REPORT
      Management is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in this Annual Report. The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the Consolidated Financial Statements.
      Management is also responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-l5(f) promulgated under the Securities Exchange Act of 1934. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the Consolidated Financial Statements in accordance with generally accepted accounting principles, as well as to safeguard assets from unauthorized use or disposition.
      Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Code of Ethics. Our internal control over financial reporting includes written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of the Company are made in accordance with the appropriate authorization of management and the directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and remedial actions to correct deficiencies as they are identified.
      Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management based such assessment upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004. As permitted by the U.S. Securities and Exchange Commission, the Company has excluded the former Avecia entities acquired by the Company in 2004 from its evaluation of the effectiveness of internal control over financial reporting. The Company’s consolidated sales for the year ended December 31, 2004 were $1.1 billion, of which the former Avecia entities represented $102 million. The Company’s total consolidated assets as of December 31, 2004, were $1.1 billion, of which the former Avecia entities represented $238 million (approximately $179 million consists of goodwill and other intangibles).
      KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included on the following page.

Michael E. Campbell	Louis S. Massimo
Chairman of the Board, President	Executive Vice President and Chief Financial Officer
and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arch Chemicals, Inc.
      We have audited management’s assessment, included in the accompanying Management Report, that Arch Chemicals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Arch Chemicals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, Arch Chemicals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in COSO.
      As permitted by the U.S. Securities and Exchange Commission, the Company has excluded the former Avecia entities acquired by the Company in 2004 from its evaluation of the effectiveness of internal controls over financial reporting. The Company’s consolidated sales for the year ended December 31, 2004 were $1.1 billion, of which the former Avecia entities represented $102 million. The Company’s total consolidated assets as of December 31, 2004, were $l.l billion, of which the former Avecia entities represented $238 million (approximately $179 million consists of goodwill and other intangibles). Our audit of internal control over financial reporting of Arch Chemicals, Inc. also excluded an evaluation of the internal control over financial reporting of the former Avecia entities acquired.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of

December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Stamford, CT
March 14, 2005

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information relating to the Company’s Directors under the paragraphs entitled “Who are the persons nominated by the Board in this election to serve as directors?” and “Who are the other remaining directors and when are their terms scheduled to end?” under the heading “Item 1 — Election of Directors” in the Proxy Statement relating to the Company’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in the Proxy Statement is incorporated by reference in this Report.
      The Company has a code of conduct that applies to all officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company’s code of conduct is on its website at: http://www.archchemicals.com in the Investor Relations section under Corporate Governance. The Company will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the New York Stock Exchange, on its website.
      The Board of Directors has adopted Principles of Corporate Governance and charters for the Audit, Compensation and Corporate Governance Committees of the Board of Directors. These documents can be found on the Company’s website by going to the following address: http://www.archchemicals.com in the Investor Relations section under Corporate Governance. A printed copy of such code and such principles and charters can be obtained by contacting Investor Relations, Arch Chemicals, Inc., 501 Merritt 7, P.O. Box 5204, Norwalk, CT 06856-5204 or calling (203) 229-2654.
      The Audit Committee of the Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. As of March 1, 2005, the members of the Committee are: John P. Schaefer (chair), Michael O. Magdol and Janice J. Teal. The information under the heading “Who is the Audit Committee expert?” in the Proxy Statement is incorporated by reference in the Report.

Item 11.	Executive Compensation
      The information under the heading “Executive Compensation” in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation contained in the Proxy Statement and the performance graph contained in the Proxy Statement) is incorporated by reference in this Report. The information under the heading “Additional Information Regarding the Board of Directors — What are the directors paid for their services?” in the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information concerning holdings of Company stock by certain beneficial owners contained under the heading “Certain Beneficial Owners” in the Proxy Statement and the information concerning beneficial ownership of Common Stock by directors and officers of the Company under the heading “Security Ownership of Directors and Officers” in the Proxy Statement are incorporated by reference in this Report.
      The equity plan information contained under the heading “Equity Plan Information” in “Item 3 — Approval of the 1999 Long Term Incentive Plan” of the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Not applicable.

Item 14.	Principal Accountant Fees and Services
      The information contained under the headings “What were KPMG fees in 2003 and 2004?” and “Pre-Approval Policy and Provisions” in the Proxy Statement is incorporated by reference in this Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1.     Financial Statements
      The following is a list of the Financial Statements included in Item 8 of this Report:
      2.     Financial Statement Schedules
      Except as noted below, schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.
      The financial statements of the Company’s Nordesclor joint venture and Koppers Arch joint venture have been summarized within the Notes to the Consolidated Financial Statements due to the significance of their results to the consolidated Company. Separate financial statements of the remaining 50% or less owned companies accounted for by the equity method are not summarized herein and have been omitted because they would not constitute a significant subsidiary.
      Due to the significance of the Company’s former FUJIFILM Arch joint venture as of December 31, 2003, the Company filed audited financial statements of the joint venture for the fiscal year ended March 31, 2004 and certain unaudited financial information for the fiscal years ended March 31, 2003 and 2002, pursuant to SEC Rule 3-09 of Regulation S-X. The Company filed the financial statements as an amendment to its December 31, 2003 10-K on July 22, 2004.
      In February 2005, the SEC staff asked the Company to amend its 2003 10-K filing to include audited financial statements for the fiscal year ended March 31, 2003 and unaudited financial statements for the fiscal year ended March 31, 2002 for this joint venture. Under its interpretation, the Company was required to perform the test of significance in 2003, of the prior year, utilizing the restated financial information for 2002 that resulted from a business being treated as discontinued operations. As a result, the joint venture was a significant subsidiary in 2002 as well as 2003. The Company is appealing the staff’s position. If such appeal is unsuccessful, the Company will be required to file audited financial statements for the fiscal year ended March 31, 2003 and unaudited financial statements for the fiscal year ended March 31, 2002 for this joint venture which was sold in connection with the sale of the majority of its microelectronic materials business in 2004 and which along with the other microelectronic materials businesses sold are reflected as discontinued operations in the Company’s financial statements for all periods contained in this Report.
      Currently, the Company is evaluating its ability to obtain audited financial statements for the fiscal year ended March 31, 2003.
      In light of the particular factors and circumstances regarding this matter, the Company has modified its detailed procedures in preparation of its 10-K to add a specific reference that Rule 1-02(w) be reviewed in light of the staff’s position in the event of a restatement.

      3.     Exhibits
      Management contracts and compensatory plans and arrangements are listed as Exhibits 10.7 through 10.19 below.

2.1		Share Purchase Agreement, dated August 11, 2003, among Hickson Limited, Greentag (8) Limited, Hickson International Limited, Arch Chemicals, Inc. and Hickson & Welch Chemical Products Limited — Exhibit 2 to the Company’s Current Report on Form 8-K, filed August 18, 2003.*
2.2		Restated Sale and Purchase Agreement dated as of 8th March 2004, restating an agreement made between the parties on 4th March 2004 — Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 9, 2004.*
2.3		Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd. — Exhibit 2 to the Company’s Current Report on Form 8-K, filed October 24, 2004.*
2.4		First Amendment dated as of November 30, 2004 to the Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd. — Exhibit 2 to the Company’s Current Report on Form 8-K, filed December 6, 2004.*
3.1		Amended and Restated Articles of Incorporation of the Company — Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*
3.2		Bylaws of the Company as amended July 22, 2004 — Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2004.*
4.1		Specimen Common Share certificate — Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended.*
4.2		Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 hereto).*
4.3		Bylaws of the Company (filed as Exhibit 3.2 hereto).*
4	.4(a)	Rights Agreement dated as of January 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent — Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*
4	.4(b)	Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999 — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q, for the period ending June 30, 1999.*
4	.4(c)	Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999 — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*
4.5		Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4(a) hereto).*
4	.6(a)	Revolving Credit Agreement, dated as of June 20, 2003 among Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent, — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003.*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

4	.6(b)	First Amendment entered into as of February 20, 2004 relating to the Revolving Credit Agreement dated as of June 30, 2003 among the Company, The Lenders Party hereto, JPMorgan Chase Bank, as administrative agent, JPMorgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent — Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 9, 2004.*
4	.7(a)	Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009 — Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*
4	.7(b)	First Amendment entered into as of February 27, 2004 relating to the Note Purchase Agreement dated as of March 20, 2002 among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009 — Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*
10.1		Distribution Agreement, dated as of February 1, 1999, between the Company and Olin — Exhibit 2 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*
10.2		Form of Employee Benefits Allocation Agreement between the Company and Olin — Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*
10.3		Form of Intellectual Property Transfer and License Agreement between the Company and Olin — Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended.*
10.4		Form of Sublease between the Company and Olin — Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended.*
10.5		Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin — Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*
10.6		Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin — Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*
10	.7(a)	Form of Executive Agreement — Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*
10	.7(b)	Form of Change in Control Agreement — Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*
10.8		1999 Stock Plan for Non-employee Directors, as amended October 28, 2004 — Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004.*
10.9		1999 Long Term Incentive Plan, as amended through February 9, 2005.
10.10		Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003 — Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*
10.11		Supplementary and Deferral Benefit Pension Plan, as amended July 29, 1999 — Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*
10.12		Senior Executive Pension Plan, as amended and restated as of October 23, 2003 — Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.13		Employee Deferral Plan, as amended and restated January 30, 2003 — Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*
10.14		Key Executive Death Benefits — Exhibit 10.19 to the Company’s Registration Statement on Form 10, as amended.*
10.15		Form of Endorsement Split Dollar Agreement — Exhibit 10.20 to the Company’s Registration Statement on Form 10, as amended.*
10.16		Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9, 1999 and April 27, 2000 — Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*
10.17		Senior Management Incentive Compensation Plan, as amended through February 9, 2005.
10.18		Form of Award Description and Agreement for Performance Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan.
10.19		Form of Award Description and Agreement for Performance Retention Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan.
10	.20(a)	Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch Chemicals Specialty Products, Inc., Arch Electronic Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp. — Exhibit 10.25(a) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*
10	.20(b)	First Amendment to Receivables Sale Agreement, dated as of March 18, 2003, among Arch Chemicals, Inc. and certain affiliates and Arch Chemicals Receivables Corp.
10	.20(c)	Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent — Exhibit 10.25(b) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*
10	.20(d)	First Amendment, dated as of April 10, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, National Association — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*
10	.20(e)	Second Amendment, dated as of May 15, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.*
10	.20(f)	Third Amendment, dated as of March 18, 2003, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association — Exhibit 10.18(e) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10	.20(g)	Fourth Amendment to Receivables Purchase Agreement, dated as of December 10, 2003, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004.*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10	.20(h)	Fifth Amendment to Receivables Purchase Agreement, dated as of January 9, 2004, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent — Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004.*
10	.20(i)	Sixth Amendment to Receivables Purchase Agreement, dated as of March 31, 2004, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent — Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004.*
10	.20(j)	Omnibus Amendment No. 1 to Receivables Sale Agreement and Receivables Purchase Agreement (Arch Chemicals Receivables Corp.) entered into as of June 25, 2003, by and among Arch Chemicals Receivables Corp., Arch Chemicals, Inc. and certain affiliates, Arch Chemicals Receivables Corp., Blue Ridge Asset Funding Corporation, the liquidity banks and Wachovia Bank, National Association.
10	.20(k)	Omnibus Amendment No. 2 to Receivables Sale Agreement and Receivables Purchase Agreement (Arch Chemicals Receivables Corp.) entered into as of November 12, 2004, by and among Arch Chemicals Receivables Corp., Arch Chemicals, Inc. and certain affiliates, Arch Chemicals Receivables Corp., Blue Ridge Asset Funding Corporation, the liquidity banks and Wachovia Bank, National Association.
21	.	List of Subsidiaries.
23	.	Consent of KPMG LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Chemicals, Inc.

By	/s/ Michael E. Campbell

Michael E. Campbell
Chairman of the Board, President and
Chief Executive Officer
Date: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Michael E. Campbell Michael E. Campbell	Chairman Of The Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard E. Cavanagh Richard E. Cavanagh	Director

/s/ John W. Johnstone, Jr. John W. Johnstone, Jr.	Director

/s/ H. William Lichtenberger H. William Lichtenberger	Director

/s/ Michael O. Magdol Michael O. Magdol	Director

/s/ Daniel S. Sanders Daniel S. Sanders	Director

/s/ John P. Schaefer John P. Schaefer	Director

/s/ Janice J. Teal Janice J. Teal	Director

/s/ Louis S. Massimo Louis S. Massimo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steven C. Giuliano Steven C. Giuliano	Controller (Principal Accounting Officer)
Date: March 14, 2005