Form 10-Q
period 2005-03-31
ARCH CHEMICALS INC
filed 2005-05-06
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

N/A

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of April 30, 2005, there were 23,634,363 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39.9	$74.6
Accounts receivable, net	231.3	125.6
Short-term investment	—	53.3
Inventories, net	196.0	151.1
Other current assets	39.9	37.9
Assets held for sale	15.8	15.9

Total current assets	522.9	458.4
Investments and advances - affiliated companies at equity	16.0	15.5
Property, plant and equipment, net	201.7	211.6
Goodwill	191.2	192.4
Other intangibles	146.8	151.2
Other assets	71.4	70.9

Total assets	$1,150.0	$1,100.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$34.5	$9.1
Accounts payable	194.3	160.2
Accrued liabilities	93.8	108.1
Liabilities associated with assets held for sale	13.4	12.2

Total current liabilities	336.0	289.6
Long-term debt	229.5	215.2
Other liabilities	233.8	235.4

Total liabilities	799.3	740.2
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
23.5 shares issued and outstanding (23.4 in 2004)	23.5	23.4
Additional paid-in capital	420.6	418.2
Retained earnings	13.7	14.8
Accumulated other comprehensive loss	(107.1)	(96.6)

Total shareholders’ equity	350.7	359.8

Total liabilities and shareholders’ equity	$1,150.0	$1,100.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Sales	$301.3	$240.3
Cost of goods sold	217.6	175.2
Selling and administration	69.7	55.4
Research and development	5.0	3.3
Interest expense	4.5	4.2
Interest income	0.1	0.3

Income from continuing operations before equity in earnings of affiliated companies and taxes	4.6	2.5
Equity in earnings of affiliated companies	0.9	1.1
Income tax expense	1.9	1.3

Income from continuing operations	3.6	2.3
Income from discontinued operations, net of tax	—	0.7

Net income	$3.6	$3.0

Basic income per common share:
Continuing operations	$0.15	$0.10
Income from discontinued operations	—	0.03

Basic income per common share	$0.15	$0.13

Diluted income per common share:
Continuing operations	$0.15	$0.10
Income from discontinued operations	—	0.03

Diluted income per common share	$0.15	$0.13

Weighted average common shares outstanding:
Basic	23.6	22.6

Diluted	23.8	22.9

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$3.6	$3.0
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Income from discontinued operations	—	(0.7)
Equity in (earnings) of affiliates	(0.9)	(1.1)
Depreciation and amortization	12.0	9.8
Deferred taxes	(0.1)	—
Restructuring payments	(0.7)	(0.5)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	—	35.0
Receivables	(56.7)	(42.8)
Inventories	(49.1)	(31.2)
Other current assets	(2.3)	(2.1)
Accounts payable and accrued liabilities	26.0	32.8
Noncurrent liabilities	5.9	4.8
Other operating activities	0.1	(1.1)

Net operating activities from continuing operations	(62.2)	5.9

Change in net assets held for sale	1.2	(2.6)

Net operating activities	(61.0)	3.3

Investing activities
Capital expenditures	(3.1)	(4.3)
Business acquired in purchase transaction, net of cash acquired	(0.1)	—
Cash proceeds (payments) from the sale of a business	(3.5)	—
Other investing activities	(0.7)	(1.9)

Net investing activities	(7.4)	(6.2)

Financing activities
Long-term debt borrowings (repayments)	15.8	(0.2)
Short-term debt borrowings	25.3	0.5
Dividends paid	(4.7)	(4.5)
Other financing activities	1.3	2.0

Net financing activities	37.7	(2.2)

Effect of exchange rate changes on cash and cash equivalents	(4.0)	1.5

Net decrease in cash and cash equivalents	(34.7)	(3.6)
Cash and cash equivalents, beginning of year	74.6	64.8

Cash and cash equivalents, end of period	$39.9	$61.2

Supplemental cash flow information
Income taxes, net	$—	$2.2

Interest paid	$9.2	$8.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2004. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of 1.0 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004.

(in millions)	Three Months Ended March 31,
	2005	2004
Basic	23.6	22.6
Common equivalent shares from stock options using the treasury stock method	0.2	0.3

Diluted	23.8	22.9

3.	Accounts Receivable/Short-Term Investment

On March 30, 2005, the Company’s accounts receivable securitization program expired. Under this program certain accounts receivable were sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. The Company had not sold any participation interests in such accounts receivable at December 31, 2004. The fair value of the retained undivided interest of $53.3 million at December 31, 2004 was classified as a held-to-maturity debt security and was reflected as Short-term Investment on the accompanying Condensed Consolidated Balance Sheets. The costs of the program for the three months ended March 31, 2005 and 2004 of $0.1 million are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. Fair value of the retained undivided interest included a reserve for credit losses ($2.3 million at December 31, 2004) and had not been discounted due to the short-term nature of the underlying financial assets. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value. The Company is in the process of establishing a new accounts receivable securitization program.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Inventories

($ in millions)	March 31, 2005	December 31, 2004
Raw materials and supplies	$59.7	$45.4
Work in process	9.5	8.1
Finished goods	171.2	142.0

Inventories, gross	240.4	195.5
LIFO reserve	(44.4)	(44.4)

Inventories, net	$196.0	$151.1

Approximately 45 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2005 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2005.

5.	Assets Held for Sale/Discontinued Operations

Assets held for sale consists of the Company’s chemical management services business (“CMS”), which was retained after the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”). The Company will pursue all strategic options for its CMS business, including its sale.

The CMS business, which essentially services the customers of the sold business, no longer has any connections to any of the retained Arch businesses and the Company began an active program to dispose of the business. As a result and in accordance with the accounting requirements of SFAS 144, the results of operations of the CMS business have been reported as an asset held for sale and a discontinued operation in the condensed consolidated financial statements. The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the condensed consolidated financial statements. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company’s ability to dispose of the business within the time, price and manner originally estimated and the retention of key customers during the divestiture period.

Balance Sheet

The major classes of assets and liabilities classified as assets held for sale are as follows:

($ in millions)	March 31, 2005	December 31, 2004
Accounts receivable, net	$10.4	$9.5
Inventory	4.7	5.5
Other current assets	0.1	0.2
Property, plant and equipment, net	0.6	0.6
Other assets	—	0.1

Total assets associated with assets held for sale	15.8	15.9

Accounts payable and accrued liabilities	13.4	12.2

Total liabilities associated with assets held for sale	13.4	12.2

Net assets held for sale	$2.4	$3.7

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income From Discontinued Operations

Income from Discontinued Operations for the period ended March 31, 2005 include the results of the CMS business and for the period ended 2004 include the results of the microelectronic materials business as follows:

	Three Months Ended March 31,
($ in millions)	2005	2004
Sales – CMS	$2.8	$2.7
Sales – remaining microelectronic materials businesses	—	35.7

Total Sales	$2.8	$38.4

Earnings before interest and taxes – microelectronic materials business (including CMS)	$—	$1.0
Tax expense	—	0.3

Income from discontinued operations	$—	$0.7

6.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2004	$29.0	$88.1	$70.9	$188.0	$4.4	$192.4
Foreign exchange and other	1.0	(2.2)	—	(1.2)	—	(1.2)

Balance, March 31, 2005	$30.0	$85.9	$70.9	$186.8	$4.4	$191.2

The Company has obtained a final third party valuation of tangible assets which resulted in adjustments to the fixed assets and goodwill balances for the applicable Avecia pool & spa and protection & hygiene businesses of approximately $0.3 million.

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005			December 31, 2004
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	69.6	8.9	60.7	70.8	7.7	63.1
Toxicology database	16.9	1.1	15.8	17.4	0.9	16.5
Developed technology	14.3	0.5	13.8	14.7	0.2	14.5
Other	10.4	3.8	6.6	10.5	3.7	6.8

Total amortizable other Intangibles	111.4	14.5	96.9	113.6	12.7	100.9
Total non-amortizable other intangibles — trademarks	50.3	0.4	49.9	50.7	0.4	50.3

Total other intangibles	$161.7	$14.9	$146.8	$164.3	$13.1	$151.2

Amortization expense for the three months ended March 31, 2005 and 2004 was $1.9 million and $0.5 million, respectively. Estimated amortization expense is $7.3 million for the year ended December 31, 2005, $8.3 million for each of the years ending December 31, 2006 through 2008, and $7.3 million for the year ended December 31, 2009.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

carrying value. During the quarter, the Company completed these procedures and concluded that no impairment exists as of January 1, 2005.

7.	Debt

The Company’s revolving credit facility contains a quarterly leverage ratio of 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. This limitation was $45.5 million at March 31, 2005. As of March 31, 2005, facility fees payable on the credit facility are 0.3%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There were $16.0 million of outstanding borrowings under the credit facility at March 31, 2005.

The Company’s senior notes contain a quarterly leverage ratio of 3.50 and a debt to total capitalization ratio of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $34.7 million at March 31, 2005.

At March 31, 2005, the Company had $27.0 million of outstanding letters of credit. In addition, the Company had a $6.7 million letter of guarantee outstanding for its Planar Solutions joint venture. As of March 31, 2005, the Company has agreed to guarantee 50% or up to $8.5 million of Planar Solution’s line of credit, which is provided by the Company’s joint venture partner. The guarantee expires in May 2005. The Company would be required to perform under the above guarantee in the case of nonpayment by Planar Solutions. On April 28, 2005, the Board of Directors of the Company approved an extension of this Planar Solutions guarantee through January 2007.

8.	Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2005. During the three months ended March 31, 2005 and 2004, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting. During the three months ended March 31, 2005 and 2004, the Company recorded a gain (loss) of $0.1 million and $(0.2) million, respectively, in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges.

At March 31, 2005, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $32.5 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $21.1 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.7 million and $1.6 million as of March 31, 2005 and December 31, 2004, respectively, are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

9.	Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of March 31, 2005 and 2004, the components of net periodic benefit costs for the Arch U.S. Pension and Retirement Plans were as follows:

	Pension Benefits		Postretirement Benefits
($ in millions)	2005	2004	2005	2004
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.9	$1.7	$0.1	$0.2
Interest cost on the projected benefit obligation	3.6	3.3	0.3	0.2
Expected return on plan assets	(2.9)	(2.9)	—	—
Amortization of prior service cost	0.1	0.2	—	—
Recognized actuarial loss	1.0	0.4	—	—

Net periodic benefit cost	$3.7	$2.7	$0.4	$0.4

Hickson U.K Pension Plans

As of March 31, 2005 and 2004, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Pension Benefits
($ in millions)	2005	2004
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.2
Interest cost on the projected benefit obligation	4.6	4.4
Expected return on plan assets	(4.6)	(4.7)
Recognized actuarial loss	1.1	0.7

Net periodic benefit cost	$1.2	$0.6

The Company’s minimum pension funding requirements as set forth by ERISA for its U.S. pension plans are expected to be $6.0 million in 2005 and $32.0 million in 2006. The Company also has minimum funding requirements for its U.K. pension plan, which are expected to be approximately $10.0 million in 2005 and 2006. The company may make a voluntary contribution to its U.S. pension plan of up to $30 million in 2005. As of March 31, 2005, $1.5 million had been contributed for the Arch U.S. pension plans and approximately $0.5 million for its Hickson U.K. and Hickson U.K. Senior Executive retirement plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At March 31, 2005, the Company had $3.2 million in Other assets in the Condensed Consolidated Balance Sheets, a deferred compensation liability of $6.5 million in Other liabilities and $2.4 million recorded as a reduction to equity for the Company’s stock held in the Rabbi Trust.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Comprehensive Income (Loss)

Comprehensive income (loss) includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was as follows:

($ in millions)	Three Months Ended March 31,
	2005	2004
Net income	$3.6	$3.0
Foreign currency translation adjustments	(10.5)	(1.7)
Net unrealized loss on derivative instruments	—	(0.2)

Total other comprehensive loss	(10.5)	(1.9)

Comprehensive income (loss)	$(6.9)	$1.1

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

11.	Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three months ended March 31, 2005 and 2004 are as follows:

($ in millions)	Three Months Ended March 31,
	2005	2004
Beginning balance of accumulated net unrealized loss on derivative instruments	$(0.2)	$—
Net gain (loss) on cash flow hedges	0.1	(0.2)
Reclassification into earnings	0.1	—

Ending balance of accumulated net unrealized loss on derivative instruments	$—	$(0.2)

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

As a result of the sale of the majority of the microelectronic materials businesses on November 30, 2004, the Company has restated its prior year condensed consolidated financial statements to include the results of the microelectronic materials businesses sold as a component of discontinued operations in accordance with SFAS 144. The Company has retained its 50 percent interest in Planar Solutions, LLC, its joint venture with Wacker Chemical Corporation, which is included in Corporate Unallocated. In addition, as a result of the sale, the Company has reallocated certain centralized service costs to the Company’s segments that were previously allocated to the microelectronic materials segment for 2004.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
($ in millions)	2005	2004
Sales:
Treatment Products:
HTH Water Products	$90.8	$70.0
Personal Care and Industrial Biocides	69.8	41.6
Wood Protection and Industrial Coatings	87.1	86.1

Total Treatment Products	247.7	197.7
Performance Products:
Performance Urethanes	48.9	33.4
Hydrazine	4.7	9.2

Total Performance Products	53.6	42.6

Total Sales	$301.3	$240.3

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$—	$2.3
Personal Care and Industrial Biocides	12.5	8.3
Wood Protection and Industrial Coatings	1.3	3.2

Total Treatment Products	13.8	13.8
Performance Products:
Performance Urethanes	0.9	(3.4)
Hydrazine	(0.7)	1.4

Total Performance Products	0.2	(2.0)
Corporate Unallocated	(4.1)	(4.3)

Total Segment Operating Income, including Equity
Income in Affiliated Companies	9.9	7.5
Equity in Earnings of Affiliated Companies	(0.9)	(1.1)

Total Operating Income	9.0	6.4
Interest expense, net	(4.4)	(3.9)

Total Income from Continuing Operations before Taxes and Equity Income in Affiliated Companies	$4.6	$2.5

Capital Spending:
Treatment Products:
HTH Water Products	$1.2	$1.0
Personal Care and Industrial Biocides	0.9	1.2
Wood Protection and Industrial Coatings	0.7	1.6

Total Treatment Products	2.8	3.8
Performance Products:
Performance Urethanes	0.3	0.3
Hydrazine	—	0.2

Total Performance Products	0.3	0.5

Total Capital Spending	$3.1	$4.3

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

Amounts related to the Company’s previous restructuring programs were essentially complete as of December 31, 2004, except for the 2004 program and the restructuring associated with the acquisition of the Avecia pool & spa and protection & hygiene businesses. The following table summarizes activity related to the 2004 restructuring program for severance related headcount costs in the hydrazine business due to the expiration of the government contract:

($ in millions)	Severance Costs
2004 Activity:
Provision	$2.1
Payments	0.6
Utilized	0.7

Balance at December 31, 2004	0.8
2005 Activity:
Payments	0.2

Balance at March 31, 2005	$0.6

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of the acquisition of the Avecia pool and spa and protection and hygiene businesses, the Company incurred $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S which has been included as a component of goodwill. The following table summarizes activity related to this plan:

($ in millions)	Severance Costs	Other Items	Total
2004 Activity:
Provision	$4.1	$0.5	$4.6
Payments	3.2	—	3.2

Balance at December 31, 2004	0.9	0.5	1.4
2005 Activity:
Payments	0.5	—	0.5

Balance at March 31, 2005	$0.4	$0.5	$0.9

As of March 31, 2005, all employees have been severed; some of the employees are still receiving benefits and fewer than 10 employees have not reached their severance date. At March 31, 2005, $1.5 million of restructuring reserves was included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets.

14.	Commitments and Contingencies

In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment, in favor of a railroad, of approximately $8.5 million plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 million plus interest. The judgment was affirmed on appeal in February 2005 and is now final. The judgment and related interest is included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

There are no longer any putative class action lawsuits pending against the Company or its subsidiaries, and there are fewer than ten other CCA-related lawsuits in which the Company and/or one or more of the Company’s subsidiaries is involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004, and may be significant in the future.

All CCA-related cases are subject to a number of uncertainties. As a result, their impact, if any, is difficult to assess. Based on the information currently available to the Company, however, the Company does not believe the

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 million per plaintiff. The Company is effectively self-insured for the first $3.0 million in this case, regardless of the number of plaintiffs. The case was removed to the U.S. district court in Oregon by the Company but the U.S. district court ultimately returned the case to state court. The Company has provided $3.0 million of self-insurance reserves related to its potential exposure in this case and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the remaining plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. In July 2004, the Company was notified of a claim for unpaid state import duties, including interest and potential penalties. The Company has accrued for the estimated taxes and the related interest for this claim, approximately $2.9 million. As of March 31, 2005, the Company had estimated contingent liabilities related to this claim up to $1.8 million.

In May 2004, the U.S. Department of Commerce and the U.S. International Trade Commission initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In May 2005, the Department of Commerce issued its final determination and found margins ranging from approximately 76% to 286% for Chinese producers and approximately 25% for Spanish producers, with a margin of approximately 76% applicable to the Company’s primary Chinese supplier. The U.S. International Trade Commission continues with its own investigation into whether the imports caused injury to the domestic industry and is expected to issue its final decision in mid-June 2005. A final antidumping order incorporating the decisions of both agencies is expected to be issued in June. If the final finding is that those imports did not injure the domestic industry, the duties will terminate and any import duties imposed will be refunded if previously paid. Currently, the Company has posted import bonds to cover the duties. If there is a finding of injury following the final order, the Company will be required to pay future antidumping duties in cash. The producers and importers, such as the Company, may annually request a review of the final order which may result in a further adjustment of the duties.

In April 2005 and following an investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC seeks unspecified fines, injunctive relief, and legal costs, among other things. The NZCC has the authority to assess fines from each corporate defendant equal to the higher of (i) NZ$10 million (approximately US$7 million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of the defendant (which in the case of KANZ, 10% of sales is approximately US$2 million). Penalties, if assessed, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

As a result of the Company’s ownership in such Australian and New Zealand entities, an unfavorable resolution could have a material adverse effect on equity in earnings of affiliated companies and dividends received.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three months ended March 31, 2005.

Currently, there is certain draft U.K. tax legislation that, if enacted, will affect a wide range of financing structures that U.S. groups have commonly used to invest in the U.K. The proposed rules are complex and many areas of uncertainty exist at this time. This legislation, if enacted, could increase the Company’s effective tax rate by limiting its ability to obtain a U.K. tax deduction for certain of its U.K. interest expense. The Company currently has a deferred tax asset for this accrued interest of approximately $6.0 million. If the legislation is passed retroactively, this deferred tax asset may not be recoverable and therefore, would increase the Company’s effective tax rate.

15.	Avecia Acquisition

On April 2, 2004, the Company completed the acquisition of Avecia’s pool and spa and protection and hygiene businesses for $230.8 million. The purchase price was further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain acquired products. An interim payment is to be made based on 2004 results, and the Company has accrued $2.5 million. In addition, since the unfunded pension liability in the U.K. pension plan was less than $10.0 million, the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of the Company’s common stock. The share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payment will be a maximum of $1.7 million and earned based upon cumulative global net sales of certain products through 2005. An interim payment will be made in 2005 based on 2004 results and the Company has accrued $0.5 million. For additional information concerning the acquisition see the Company’s Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004.

Supplemental Pro Forma Information

The table below presents unaudited pro forma financial information in connection with the Avecia acquisition as if it had occurred on January 1, 2004.

The unaudited pro forma information below reflects pro forma adjustments which are based upon currently available information and certain estimates and assumptions, and therefore the actual results may have differed from the pro forma results. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction, and that the pro forma adjustments give appropriate effect to those

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assumptions and are properly applied in the pro forma financial information. This information should be read in conjunction with the Form 8-K/A, filed by the Company on June 16, 2004, in connection with the Avecia acquisition, which contains unaudited pro forma combined condensed financial statements.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been completed at the dates indicated. The information does not necessarily indicate the future operating results or financial position of “the Company”. The Avecia pool & spa business is seasonal in nature as its products are primarily used in the U.S. residential pool market.

($ in millions, except per share amounts)	Three Months Ended March 31, 2004
Sales	$279.4
Income from continuing operations	5.0
Net Income	5.7
Basic income per common share:
Continuing operations	$0.21
Net Income	$0.24
Diluted income per common share:
Continuing operations	$0.21
Net Income	$0.24

16.	Hydrazine Propellants Supply Contract

On March 29, 2005, the Company was notified by the U.S. Defense Energy Support Center (DESC) that it had been awarded a 20-year contract for approximately $149 million for the production, storage, distribution and handling of hydrazine propellants for the U.S. government. Subsequent to the awarding of the contract, the Company was notified by the DESC that a competing bidder had filed a protest with the DESC regarding the award and consequently, contract performance was suspended pending final resolution of the protest. On April 21, 2005, the Company was notified that the DESC denied the protest filed by a competing bidder. Consequently, the suspension of the contract has been lifted, and the Company has been instructed to re-initiate contract performance.

Under this new, long-term contract, full-scale production is not scheduled to begin until 2007. Since there are no revenues and only minimal incremental costs associated with the awarding of this contract in the current year, the Company does not expect this action to have a significant impact on Arch’s financial performance in 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes certain unallocated expenses of the corporate headquarters. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore equity income (loss) is included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

As a result of the sale of the majority of the microelectronic materials businesses as of November 30, 2004, the Company has restated its prior year condensed consolidated financial statements to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company has retained its 50 percent interest in Planar Solutions, LLC, its joint venture with Wacker Chemical Corporation for the production and sale of chemical mechanical polarization (CMP) slurries and its chemical management services (CMS) business. The Company will pursue all strategic options for the CMS business, including its sale. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the condensed consolidated financial statements.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended March 31,
(In millions, except per share amounts)	2005	2004
Sales	$301.3	$240.3

Gross margin	$83.7	$65.1
Selling and administration	69.7	55.4
Research and development	5.0	3.3
Interest expense, net	4.4	3.9
Equity in earnings of affiliated companies	0.9	1.1
Income tax expense	1.9	1.3
Income from discontinued operations, net of tax	—	0.7

Net income	$3.6	$3.0

Diluted income per common share	$0.15	$0.13

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2005 Compared to 2004

Sales increased $61.0 million, or 25.4%, due in part to the acquisition of Avecia’s pool & spa and protection & hygiene businesses and two small acquisitions of Latin American water products distributors ($34.3 million or 14.3%). Excluding the impact of acquisitions, sales increased $26.7 million, or 11.1%, due to increase in volumes (approximately four percent), favorable pricing (approximately five percent) and foreign exchange (approximately two percent). Sales were higher in the performance urethanes businesses due to increase in overall volumes across all product lines and improved pricing principally due to successful price increases to mitigate higher raw material costs. Additionally, sales were higher in the HTH water products due to higher North American residential swimming pool volumes. The sales increase attributable to favorable foreign exchange was principally in the HTH water products and industrial coatings businesses.

Gross margin percentage was 27.8% and 27.1% for 2005 and 2004, respectively. The increase in margin percentage was principally a result of the acquisition of the Avecia protection & hygiene business. Excluding the effect of the acquisition, gross margin percentage decreased for the comparable period principally in the hydrazine business as a result of lower sales volumes, higher raw materials costs in the coatings business and unfavorable product mix and higher raw material costs in the HTH water products business. The decrease was mostly offset by an increase in margins as a result of the increase in sales in the industrial biocides and performance urethanes businesses.

Selling and administration expenses as a percentage of sales remained comparable at 23.1% in 2005 and 2004. These expenses increased in amount by $14.3 million, primarily due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses (approximately $10 million). In addition the increase in expense is due to an increase in legal fees and bad debt expense in the coatings business as well as higher compensation and benefits-related costs in the performance urethanes business. These factors were partially offset by lower legal expenses in the wood protection and personal care businesses.

Interest expense, net, increased $0.5 million as a result of higher total debt for the period ended March 31, 2005 as compared to the debt for the period ended March 31, 2004.

Equity in earnings of affiliated companies decreased $0.2 million due primarily to lower operating results of the Koppers joint venture. This was partially offset by higher profits for the Planar joint venture due to higher sales and lower operating expenses. The operating expenses in the first quarter of 2004 were higher mainly due to the start-up of the new manufacturing facility at Mesa, Arizona.

The tax rate on net income from continuing operations for the three months ended March 31, 2005 and 2004 was 35.0% and 36.7%, respectively.

Income from discontinued operations, net of tax, in 2004 reflects the results of operations of the microelectronics materials business compared to break-even results in 2005 for the CMS business.

Second Quarter and Full Year Outlook

The Company anticipates earnings from continuing operations in the second quarter 2005 to be in the $1.00 to $1.10 per share range, compared to $0.93 for the prior-year quarter, which included $0.04 of restructuring expense. For full year 2005, sales are expected to increase approximately ten to fifteen percent and earnings per share from continuing operations are expected to range from $1.20 to $1.30, compared to $0.74 for the prior year, which included $0.12 of restructuring expense and an impairment charge. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be approximately $25 million. Pension expense is expected to increase by approximately $6 million and the effective tax rate is assumed to be 35 percent. See “Cautionary Statement under Federal Securities Laws” below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Segment Information

The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are treatment products and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings businesses. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, impairment expense and certain unallocated expenses of the corporate headquarters. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

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

As a result of the sale of the majority of the microelectronic materials businesses on November 30, 2004, the Company has restated its prior year condensed consolidated financial statements to include the results of the microelectronic materials businesses sold as a component of discontinued operations in accordance with SFAS 144. The Company has retained its 50 percent interest in Planar Solutions, LLC, its joint venture with Wacker Chemical Corporation for the production and sale of CMP slurries and its CMS business. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the condensed consolidated financial statements. The results of its CMP joint venture have been included in General Corporate Expenses. In addition, as a result of the sale, the Company has reallocated certain centralized service costs to the Company’s segments that were previously allocated to the microelectronic materials segment for 2004.

Treatment Products

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$90.8	$70.0
Personal Care and Industrial Biocides	69.8	41.6
Wood Protection and Industrial Coatings	87.1	86.1

Total Treatment Products	$247.7	$197.7

Operating Income
HTH Water Products	$—	$2.3
Personal Care and Industrial Biocides	12.5	8.3
Wood Protection and Industrial Coatings	1.3	3.2

Total Treatment Products	$13.8	$13.8

Three Months Ended March 31, 2005 Compared to 2004

Sales increased $50.0 million or approximately 25% and operating income was comparable. A significant portion of the increase in sales is due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses and two small acquisitions of Latin American water products distributors ($34.3 million or approximately 17%). Excluding the impact of acquisitions, sales increased approximately eight percent due to higher volumes (approximately four percent), favorable foreign exchange (approximately three percent), and favorable selling price (approximately one percent).

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

HTH Water Products

Sales increased $20.8 million, or approximately 30 percent, and operating results decreased by $2.3 million. The sales increase is due to the acquisition of the Avecia pool & spa business and two small acquisitions of Latin American water products distributors ($10.2 million or approximately 15%), higher volumes (approximately nine percent), favorable foreign exchange (approximately five percent), and favorable selling price (approximately one percent). The increase in sales volumes is due to higher North American residential swimming pool volumes that resulted from higher demand from existing and new customers for branded chlorinated isocyanurates (Pace®) and pool maintenance products and accessories.

Operating results decreased by $2.3 million primarily as a result of unfavorable product mix, higher product sourcing, freight and raw material costs. In addition, the positive contribution from the acquired Avecia pool & spa business was partially offset by higher selling and administration expenses for pool dealer integration initiatives.

Personal Care and Industrial Biocides

Sales increased $28.2 million, or approximately 68%, due to the acquisition of Avecia’s protection & hygiene business ($24.1 million or approximately 58%). Excluding the effect of the acquisition, sales increased $4.1 million or approximately 10 percent, due to higher volumes (approximately nine percent) and favorable foreign exchange (approximately one percent). The higher volumes are attributable to continued strong demand for biocides used in marine antifouling paints and personal care products, including higher antidandruff volumes.

Operating income increased $4.2 million as a result of the positive contribution from the acquisition, higher sales and lower manufacturing costs. Lower legal expenses were offset by an increase in selling and administration costs to support various growth initiatives and one-time costs related to an abandoned acquisition.

Wood Protection and Industrial Coatings

Sales increased $1.0 million, or approximately one percent, due to the favorable effect of foreign exchange (approximately three percent) offset by lower volumes (approximately two percent). Higher sales of Wolman® E and Tanalith® E (CCA-alternative) products in the wood protection business were mostly offset by lower sales volumes in the industrial coatings business due to weakness in the European furniture market.

Operating income decreased $1.9 million over the prior year as higher operating profits in the wood protection business were more than offset by the significantly lower operating results in the industrial coatings business. The improved operating results in the wood protection business were due to the higher sales volumes and lower legal expenses. Unfavorable operating results of the industrial coatings business were driven by increased raw material costs, reduced demand in several core European furniture markets due to depressed market conditions and competitive pressures. In addition, increased selling and administration expenses principally due to the unfavorable effect of foreign exchange and increased expense for bad debts and legal fees also contributed to the unfavorable operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Products

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$48.9	$33.4
Hydrazine	4.7	9.2

Total Performance Products	$53.6	$42.6

Operating income (loss)
Performance Urethanes	$0.9	$(3.4)
Hydrazine	(0.7)	1.4

Total Performance Products	$0.2	$(2.0)

Three Months Ended March 31, 2005 Compared to 2004

Sales increased $11.0 million, or approximately 26 percent, and operating results increased $2.2 million from prior year. The increase in sales is due to improved pricing (approximately 24 percent) and higher volumes (approximately two percent).

Performance Urethanes

Performance urethanes sales increased approximately 46 percent over the prior year due to improved pricing and higher volumes. The increase in volumes was due to stronger demand for glycol and specialty polyol products and higher contract manufacturing business. The improved pricing was principally due to successful price increases to mitigate higher raw material costs. Operating results improved $4.3 million as a result of higher sales volumes and improved margins from the higher pricing.

Hydrazine

Hydrazine sales decreased approximately 49 percent due primarily to lower propellant revenues resulting from the government contract that ended in April 2004 and lower government campaign sales, which were slightly offset by increased sales volumes of hydrazine hydrates and increased Ultra PureTM Hydrazine volumes. Operating income decreased as a result of the lower sales, which were slightly offset by cost-reduction efforts within the business.

Corporate Expenses (Unallocated)

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(4.1)	$(4.3)

Three Months Ended March 31, 2005 Compared to 2004

The decrease in unallocated corporate expenses is principally due to the favorable operating results of the Planar Solutions joint venture due to higher sales and lower operating expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Three Months Ended March 31,
	2005	2004
	($ in millions)
Cash Flow Data Provided By (Used For)
Accounts receivable securitization program	$—	$35.0
Change in working capital	(82.1)	(43.3)
Net operating activities from continuing operations	(62.2)	5.9
Capital expenditures	(3.1)	(4.3)
Cash proceeds (payments) from the sale of a business	(3.5)	—
Net investing activities	(7.4)	(6.2)
Debt borrowings (repayments)	41.1	0.3
Net financing activities	37.7	(2.2)

Three Months Ended March 31, 2005 Compared to 2004

For the three months ended March 31, 2005, $62.2 million was used by operating activities from continuing operations compared to $5.9 million provided by operating activities from continuing operations for the three months ended March 31, 2004. This was primarily attributable to the Company not utilizing the accounts receivable securitization program and the seasonal build of the Avecia pool & spa business during the first quarter of 2005. In addition, the HTH water products had higher working capital due to an increase in anticipated demand.

Capital expenditures for the first three months of 2005 were $1.2 million lower than 2004 due to lower capital expenditures for the protection and biocides businesses, partially offset by higher expenditures in the water businesses. Capital expenditures for 2005 are expected to be $25 million.

Cash payments from the sale of a business in 2005 relate to certain expenses from the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004. These expenses included the reimbursement of a working capital adjustment of $1.1 million as well as other disposition costs.

Cash provided by financing activities for the first three months of 2005 was $37.7 million compared to a use of $2.2 million for the first three months of 2004. The increase was due to increased borrowings as a result of the expired accounts receivable program and higher working capital needs.

On March 24, 2005, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $4.7 million in 2005 compared to $4.5 million in 2004.

The Company’s revolving credit facility contains a quarterly leverage ratio of 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. This limitation was $45.5 million at March 31, 2005. As of March 31, 2005, facility fees payable on the credit facility are 0.3%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. At March 31, 2005, the Company had $191.2 million of available borrowings under the credit facility.

The Company’s senior notes contain a quarterly leverage ratio of 3.50 and a debt to total capitalization ratio of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $34.7 million at March 31, 2005.

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.7 million and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheet at March 31, 2005, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

On March 30, 2005, the Company’s accounts receivable securitization program expired. Under this program certain accounts receivable were sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. The Company had not sold any participation interests in such accounts receivable at December 31, 2004 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

At March 31, 2005, the Company had $27.0 million of outstanding letters of credit. In addition, the Company had $6.7 million of letters of guarantee for its joint venture Planar Solutions’ borrowings and certain equipment leases. The Company has agreed to guarantee up to $8.5 million of Planar borrowings. On April 28, 2005, the Board of Directors of the Company approved an extension of this Planar Solutions guarantee through January 2007.

On April 2, 2004, the Company completed the acquisition of Avecia’s pool and spa and protection and hygiene businesses for $230.8 million. The purchase price was further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain acquired products. An interim payment is to be made based on 2004 results, and the Company has accrued $2.5 million. In addition, since the unfunded pension liability in the U.K. pension plan was less than $10.0 million, the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of the Company’s common stock. The share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payment will be a maximum of $1.7 million and earned based upon cumulative global net sales of certain products through 2005. An interim payment will be made in 2005 based on 2004 results and the Company has accrued $0.5 million. For additional information concerning the acquisition see the Company’s Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004

The Company believes that the credit facility and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants which could trigger a default condition under its debt agreements.

The Company is a co-defendant and/or defendant in several cases at March 31, 2005, and has provided for its exposure for these cases. The Company does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. However, given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.

The Company’s minimum pension funding requirements as set forth by ERISA for its U.S. pension plans are expected to be $6.0 million in 2005 and $32.0 million in 2006. The Company may make a voluntary contribution of up to $30 million in 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On April 28, 2005, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on June 13, 2005, to shareholders of record at the close of business on May 12, 2005.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication may contain forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders and/or the overturning of the award to the Company of the new U.S. government contract for hydrazine propellants; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 40 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2005 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $0.5 million to $1.0 million.

Foreign Currency Risk

At March 31, 2005, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $32.5 million and forward contracts to buy foreign currencies with notional amounts of $21.1 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At March 31, 2005, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene would decrease the Company’s results of operations and cash flows by approximately $4 million. Holding other variables constant, a 10 percent adverse change in the price of copper metal, MEA, resins and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

See the Company’s Form 10-K for the year ended December 31, 2004 for additional information on the above items.

Item 4.	Control and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures (i) were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) were effective. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) As described in Item 2 of Part I of this Report, in connection with the previously completed acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company issued 74,788 shares of its Common Stock, $1 par value per share, on January 26, 2005 to Avecia, Inc., a Delaware corporation. The shares issued were not registered under the Securities Act of 1933, as amended (the “1933 Act”); however, the Company has granted Avecia, Inc. and its affiliates piggyback registration rights in certain circumstances in connection with the shares. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the 1933 Act based on the representations made to the Company.

(c) In February 2005, an employee delivered to the Company 2,704 shares of the Company’s Common Stock as payment for the exercise price of an outstanding employee stock option under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 through January 31, 2005	0	N/A	0	N/A

February 1, 2005 through February 28, 2005	2,704	$27.61	0	N/A

March 1, 2005 through March 31, 2005	0	N/A	0	N/A

Total	2,704	$27.61	0	N/A

Item 5.	Other Information

In Item 15 of the Company’s Form 10-K for the period ending December 31, 2004, the Company reported that it was appealing within the staff a Securities and Exchange Commission (“SEC”) staff position that the Company file audited financial statements for the fiscal year ended March 31, 2003 and unaudited financial statements for the fiscal year ended March 31, 2002 for the Company’s former FUJIFILM joint venture which was sold in connection with the sale of the majority of its microelectronic materials business in 2004. That appeal was successful; however, the SEC staff has now requested that the Company file as an amendment to its 2004 Form 10-K, audited financial statements of the former FUJIFILM joint venture for the eight month period ending November 30, 2004. The Company intends to discuss this matter further with the SEC staff.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

May 6, 2005	By:	Louis S. Massimo
Louis S. Massimo Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.