Form 10-Q
period 2005-09-30
ARCH CHEMICALS INC
filed 2005-11-04
CIK 1072343

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☒

As of October 31, 2005, there were 23,655,938 outstanding shares of the registrant’s common stock.

ARCH CHEMICALS, INC.

INDEX

Page Numbers

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH CHEMICALS, INC.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$50.6	$74.6
Accounts receivable, net	134.4	125.6
Short-term investment	59.6	53.3
Inventories, net	169.8	151.1
Other current assets	38.2	37.9
Assets held for sale	16.5	15.9
Total current assets	469.1	458.4
Investments and advances - affiliated companies at equity	16.9	15.5
Property, plant and equipment, net	190.1	211.6
Goodwill	196.3	192.4
Other intangibles	141.6	151.2
Other assets	57.7	70.9
Total assets	$1,071.7	$1,100.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$21.4	$9.1
Accounts payable	166.8	160.2
Accrued liabilities	84.8	108.1
Liabilities associated with assets held for sale	14.3	12.2
Total current liabilities	287.3	289.6
Long-term debt	212.7	215.2
Other liabilities	196.6	235.4
Total liabilities	696.6	740.2
Commitments and contingencies
Shareholders' equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
23.6 shares issued and outstanding (23.4 in 2004)	23.6	23.4
Additional paid-in capital	421.1	418.2
Retained earnings	37.5	14.8
Accumulated other comprehensive loss	(107.1)	(96.6)
Total shareholders' equity	375.1	359.8
Total liabilities and shareholders' equity	$1,071.7	$1,100.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Sales	$314.2	$276.8	$1,026.8	$879.1
Cost of goods sold	231.1	202.9	743.3	626.2
Selling and administration	62.3	61.5	203.1	186.2
Research and development	5.8	3.7	16.1	11.0
Other (gains) and losses	0.9	1.5	0.9	1.4
Restructuring	-	-	-	1.7
Interest expense	5.0	5.6	15.6	15.3
Interest income	0.1	0.3	0.5	0.7
Income from continuing operations before equity in earnings
of affiliated companies and taxes	9.2	1.9	48.3	38.0
Equity in earnings of affiliated companies	1.2	1.2	1.8	3.0
Income tax expense	3.7	1.5	15.3	15.1
Income from continuing operations	6.7	1.6	34.8	25.9
Income (loss) from discontinued operations, net of tax	(0.8)	4.2	(0.8)	8.1
Gain (loss) on sale of discontinued operations, net of tax	-	(0.2)	2.9	(0.2)
Net income	$5.9	$5.6	$36.9	$33.8

Basic income per common share:
Continuing operations	$0.28	$0.07	$1.47	$1.12
Income (loss) from discontinued operations	(0.03)	0.18	(0.03)	0.35
Gain (loss) on sale of discountinued operations	-	(0.01)	0.12	(0.01)
Basic income per common share	$0.25	$0.24	$1.56	$1.46

Diluted income per common share:
Continuing operations	$0.28	$0.07	$1.46	$1.11
Income (loss) from discontinued operations	(0.03)	0.18	(0.03)	0.34
Gain (loss) on sale of discountinued operations	-	(0.01)	0.12	(0.01)
Diluted income per common share	$0.25	$0.24	$1.55	$1.44

Weighted average common shares outstanding:
Basic	23.6	23.4	23.6	23.1
Diluted	23.8	23.7	23.8	23.4

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2005	2004
Operating activities
Net income	$36.9	$33.8
Adjustments to reconcile net income to net cash and
cash equivalents (used in) provided by operating activities:
(Income) loss from discontinued operations	0.8	(8.1)
(Gain) loss on sale of discontinued operations	(2.9)	0.2
Other (gains) and losses	0.9	1.4
Equity in (earnings) of affiliates	(1.8)	(3.0)
Depreciation and amortization	34.9	34.3
Deferred taxes	10.3	6.1
Restructuring	-	1.7
Restructuring payments	(1.4)	(3.3)
Changes in assets and liabilities, net of purchase
and sale of businesses:
Accounts receivable securitization program	10.0	49.2
Receivables	(29.3)	(11.9)
Inventories	(25.8)	(3.8)
Other current assets	0.2	(0.2)
Accounts payable and accrued liabilities	(6.2)	7.7
Noncurrent liabilities	(31.6)	0.9
Other operating activities	1.8	4.5
Net operating activities from continuing operations	(3.2)	109.5
Change in net assets held for sale	3.2	6.0

Net operating activities	-	115.5

Investing activities
Capital expenditures	(11.0)	(12.4)
Business acquired in purchase transaction, net of cash acquired	(3.1)	(214.8)
Cash proceeds (payments) from the sale of a business	(3.8)	-
Cash proceeds from sales of buildings and land	-	0.9
Other investing activities	(0.3)	0.2

Net investing activities	(18.2)	(226.1)

Financing activities
Long-term debt borrowings	111.0	228.0
Long-term debt repayments	(111.0)	(153.5)
Short-term debt borrowings, net	11.7	18.6
Dividends paid	(14.2)	(13.8)
Other financing activities	1.1	3.6

Net financing activities	(1.4)	82.9

Effect of exchange rate changes on cash and cash equivalents	(4.4)	1.6

Net decrease in cash and cash equivalents	(24.0)	(26.1)
Cash and cash equivalents, beginning of year	74.6	64.8

Cash and cash equivalents, end of period	$50.6	$38.7

Supplemental cash flow information
Income taxes, net	$4.6	$6.8
Interest paid	$21.1	$20.3
Issuance of Arch Common Stock - Avecia acquisition	$1.7	$15.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2004. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company, and in particular the HTH water products business, for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 2005 presentation.

2. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of 1.0 million with exercise prices greater than the average market price of the Company's common stock are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

	Three Months		Nine Months
(in millions)	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Basic	23.6	23.4	23.6	23.1
Common equivalent shares from stock options using the treasury stock method	0.2	0.3	0.2	0.3
Diluted	23.8	23.7	23.8	23.4

3. Accounts Receivable/Short-Term Investment

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. to replace the Company's previous accounts receivable securitization program which had expired on March 30, 2005. Under this new program, the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At September 30, 2005, the Company, through ACRC, sold $10.0 million of participation interests in $69.6 million of accounts receivable. This sale has been reflected as a reduction of receivables in the condensed consolidated balance sheet. ACRC had not sold any participation interests in its accounts receivable at December 31, 2004 under the prior program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $59.6 million and $53.3 million at September 30, 2005 and December 31, 2004, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($2.0 million at September 30, 2005 and $2.3 million at December 31, 2004) and had not been discounted due to the short-term nature of the underlying financial assets.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The costs of the program for the three and nine months ended September 30, 2005 and 2004 of $0.4 million and $0.8 million, and $0.3 million and $0.7 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

4. Inventories

	September 30,	December 31,
($ in millions)	2005	2004
Raw materials and supplies	$56.6	$45.4
Work in process	8.2	8.1
Finished goods	148.5	142.0
Inventories, gross	213.3	195.5
LIFO reserve	(43.5)	(44.4)
Inventories, net	$169.8	$151.1

Approximately 45 percent of the Company's inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2005 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2005.

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

Hickson Organics

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. The purchase price included two promissory notes aggregating £1.5 million. As of December 31, 2004 the Company had placed a valuation reserve against both outstanding notes. In April 2005, the purchaser went into receivership and the operations were subsequently shut down. As a result of the receivership proceedings, the Company recovered £1.7 million (approximately $2.9 million) representing the principal and interest on the two outstanding notes. The Company received the cash payment on July 19, 2005. This gain was reflected as a gain on the sale of discontinued operations on the Condensed Consolidated Income Statement during the second quarter.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Balance Sheet

The major classes of assets and liabilities classified as assets held for sale are as follows:

	September 30, 2005	December 31, 2004
($ in millions)
Accounts receivable, net	$11.2	$9.5
Inventory	4.5	5.5
Other current assets	0.2	0.2
Property, plant and equipment, net	0.4	0.6
Other assets	0.2	0.1
Total assets associated with assets held for sale	16.5	15.9

Accounts payable and accrued liabilities	14.3	12.2
Total liabilities associated with assets held for sale	14.3	12.2

Net assets held for sale	$2.2	$3.7

Income (Loss) From Discontinued Operations

Income (Loss) from Discontinued Operations for the three and nine months ended September 30, 2005 and 2004 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2005	2004	2005	2004
Sales - CMS	$2.5	$2.7	$8.1	$8.2
Sales - microelectronic materials businesses sold	—	37.2	—	110.9
Total Sales	$2.5	$39.9	$8.1	$119.1

Earnings (Loss) before taxes - microelectronic materials business (including CMS)	$(1.3)	$5.9	$(1.3)	$11.3
Tax (benefit) expense	(0.5)	1.7	(0.5)	3.2
Income (Loss) from discontinued operations	$(0.8)	$4.2	$(0.8)	$8.1

Included in the results for the three and nine months ended September 30, 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $1.1 million.

6. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
($ in millions)
Balance, December 31, 2004	$29.0	$88.1	$70.9	$188.0	$4.4	$192.4
Foreign exchange and other	0.8	(4.6)	7.7	3.9	-	3.9
Balance, September 30, 2005	$29.8	$83.5	$78.6	$191.9	$4.4	$196.3

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2005 and December 31, 2004 are as follows:

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
($ in millions)
Patents	$0.2	$0.2	$-	$0.2	$0.2	$-
Customer lists	69.0	9.8	59.2	70.8	7.7	63.1
Toxicology database	16.0	1.7	14.3	17.4	0.9	16.5
Developed technology	13.6	0.9	12.7	14.7	0.2	14.5
Other	10.4	4.4	6.0	10.5	3.7	6.8
Total amortizable other intangibles	109.2	17.0	92.2	113.6	12.7	100.9
Total non-amortizable other intangibles — trademarks	49.8	0.4	49.4	50.7	0.4	50.3
Total other intangibles	$159.0	$17.4	$141.6	$164.3	$13.1	$151.2

The change in the gross carrying amount is principally due to the effect of foreign exchange.

Amortization expense for the three and nine months ended September 30, 2005 and 2004 was $1.9 million and $5.6 million, and $1.4 million and $3.3 million, respectively. Estimated amortization expense is $7.5 million for the year ended December 31, 2005, $8.6 million for each of the years ending December 31, 2006 through 2008, and $7.6 million for the year ended December 31, 2009.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill and other non-amortizable intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter, the Company completed these procedures and concluded that no impairment existed as of January 1, 2005.

7. Debt

The Company’s revolving credit facility contains a quarterly leverage ratio (debt / EBITDA) not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. This limitation was $53.2 million at September 30, 2005. As of September 30, 2005, facility fees payable on the credit facility are 0.30%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at September 30, 2005.

The Company’s senior notes contain a quarterly leverage ratio (debt / EBITDA) not to exceed 3.50 and a debt to total capitalization ratio of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $40.4 million at September 30, 2005.

At September 30, 2005, the Company had $39.6 million of outstanding letters of credit. In addition, the Company has agreed to guarantee 50% or up to $8.5 million of Planar Solutions’ line of credit, which is provided by the Company’s joint venture partner. As of September 30, 2005, the Company had $6.0 million letters of guarantee outstanding for its Planar Solutions joint venture borrowings and certain equipment leases. The Company would be required to perform under the above guarantee in the case of nonpayment by Planar Solutions. On April 28, 2005, the Board of Directors of the Company approved an extension of this Planar Solutions guarantee through January 2007.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2005. During the nine months ended September 30, 2005 and 2004, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The fair market value of the derivatives designated as effective cash flow hedges are recorded in Other Comprehensive Income (Loss) (see Note 11 for more information).

At September 30, 2005, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $3.5 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $9.0 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed rate interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.3 million and $1.6 million at September 30, 2005 and December 31, 2004, respectively, and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

9. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of September 30, 2005 and 2004, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Arch U.S. Pension Plans	2005	2004	2005	2004
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.6	$1.6	$5.4	$5.2
Interest cost on the projected benefit obligation	3.5	3.0	10.7	9.5
Expected return on plan assets	(3.6)	(2.7)	(9.9)	(8.5)
Amortization of prior service cost	0.1	0.2	0.2	0.5
Recognized actuarial loss	0.8	0.4	2.9	1.2
Net periodic benefit cost	$2.4	$2.5	$9.3	$7.9

	Three Months Ended September 30,		Nine Months Ended September 30,
Arch U.S. Postretirement Plan	2005	2004	2005	2004
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.2	$0.3	$0.5
Interest cost on the projected benefit obligation	0.2	0.2	0.8	0.6
Amortization of prior service cost	0.1	—	0.2	(0.1)
Recognized actuarial loss	—	—	—	0.1
Net periodic benefit cost	$0.4	$0.4	$1.3	$1.1

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2005 and 2004, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.2	$0.4	$0.5
Interest cost on the projected benefit obligation	4.4	4.4	13.5	13.2
Expected return on plan assets	(4.4)	(4.6)	(13.5)	(13.9)
Recognized actuarial loss	1.0	0.6	3.1	1.9
Net periodic benefit cost	$1.1	$0.6	$3.5	$1.7

The Company’s minimum pension funding requirements as set forth by ERISA for its U.S. pension plans were originally expected to be $6.0 million in 2005 and $32.0 million in 2006. In addition to the required contributions, the company made voluntary contributions to its U.S. pension plan of $33.5 million and $2.7 million in the second and third quarters of 2005, respectively, and as a result, there are no further minimum funding requirements expected for 2005 and 2006 under current law. The Company also has minimum funding requirements for its U.K. pension plan, which are expected to be approximately $10.0 million in 2005 and 2006. As of September 30, 2005, $39.1 million had been contributed for the Arch U.S. pension plans and approximately $5.0 million, in aggregate, for its Hickson U.K. and Hickson U.K. Senior Executive retirement plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At September 30, 2005, the Company had $3.3 million in Other assets in the Condensed Consolidated Balance Sheets, a deferred compensation liability of $6.4 million and $2.4 million recorded as a reduction to equity for the Company’s stock held in the Rabbi Trust.

10. Comprehensive Income
Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$5.9	$5.6	$36.9	$33.8

Foreign currency translation adjustments	7.5	—	(10.6)	(5.2)
Net unrealized gain (loss) on derivative instruments	(0.4)	(0.1)	0.1	—
Total other comprehensive income (loss)	7.1	(0.1)	(10.5)	(5.2)
Comprehensive income	$13.0	$5.5	$26.4	$28.6

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

11. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2005 and 2004 are as follows:

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$0.3	$0.1	$(0.2)	$-
Net gain (loss) on cash flow hedges	(0.1)	-	0.3	-
Reclassification into earnings	(0.3)	(0.1)	(0.2)	-
Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.1)	$-	$(0.1)	$-

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2005	2004	2005	2004
Sales:
Treatment Products:
HTH Water Products	$95.8	$83.0	$369.8	$315.5
Personal Care and Industrial Biocides	66.9	65.5	207.3	172.9
Wood Protection and Industrial Coatings	89.7	86.2	278.1	267.8
Total Treatment Products	252.4	234.7	855.2	756.2
Performance Products:
Performance Urethanes	59.0	37.6	158.8	103.6
Hydrazine	2.8	4.5	12.8	19.3
Total Performance Products	61.8	42.1	171.6	122.9
Total Sales	$314.2	$276.8	$1,026.8	$879.1

Segment Operating Income (Loss), including
Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$(2.3)	$(6.9)	$21.2	$23.3
Personal Care and Industrial Biocides	11.5	16.9	34.8	38.1
Wood Protection and Industrial Coatings	6.0	7.1	13.9	20.7
Total Treatment Products	15.2	17.1	69.9	82.1
Performance Products:
Performance Urethanes	5.3	(2.0)	9.5	(7.3)
Hydrazine	(1.6)	(1.3)	(1.9)	(1.2)
Total Performance Products	3.7	(3.3)	7.6	(8.5)
Corporate Unallocated	(3.6)	(5.4)	(12.3)	(16.3)

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total Segment Operating Income, including
Equity Income in Affiliated Companies	15.3	8.4	65.2	57.3
Equity in Earnings of Affiliated Companies	(1.2)	(1.2)	(1.8)	(3.0)
Restructuring	—	—	—	(1.7)
Total Operating Income	14.1	7.2	63.4	52.6
Interest expense, net	(4.9)	(5.3)	(15.1)	(14.6)
Total Income from Continuing Operations before Taxes and Equity Income (Loss) in Affiliated Companies	$9.2	$1.9	$48.3	$38.0

Capital Spending:
Treatment Products:
HTH Water Products	$1.0	$1.1	$2.9	$3.0
Personal Care and Industrial Biocides	1.6	1.2	3.9	3.5
Wood Protection and Industrial Coatings	1.1	1.1	2.8	4.3
Total Treatment Products	3.7	3.4	9.6	10.8
Performance Products:
Performance Urethanes	0.9	0.2	1.4	0.7
Hydrazine	—	—	—	0.9
Total Performance Products	0.9	0.2	1.4	1.6
Total Capital Spending	$4.6	$3.6	$11.0	$12.4

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

($ in millions)	Severance Costs
2004 Activity:
Provision	$2.1
Payments	0.6
Reclass postemployment and insurance liabilities	0.7
Balance at December 31, 2004	0.8
2005 Activity:
Payments	0.5
Balance at September 30, 2005	$0.3

As a result of the acquisition of the Avecia pool & spa and protection & hygiene businesses, the Company incurred $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S. which has been included as a component of goodwill. The following table summarizes activity related to this plan:

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

($ in millions)	Severance Costs	Other Items	Total
2004 Activity:
Provision	$4.1	$0.5	$4.6
Payments	3.2	-	3.2
Balance at December 31, 2004	0.9	0.5	1.4
2005 Activity:
Payments	0.6	0.3	0.9
Balance at September 30, 2005	$0.3	$0.2	$0.5

As of September 30, 2005, all affected employees have been notified of their termination; of these, some are still receiving severance benefits and fewer than five employees have not reached their termination date. At September 30, 2005, $0.8 million of restructuring reserves was included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

There are no longer any CCA-related putative class action lawsuits pending against the Company or its subsidiaries, and there are fewer than ten other CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004, and may be significant in the future. Based on the information currently available to the Company, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 million per plaintiff. The Company is effectively self-insured for the first $3.0 million in this case, regardless of the number of plaintiffs. The Company has provided $3.0 million of self-insurance reserves related to its potential exposure in this case and does not expect any final resolution of this case, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. The Company has accrued approximately $4.1 million for the estimated taxes, related interest and a portion of the penalties associated with the claim ($0.9 million). As of September 30, 2005, the Company had estimated contingent liabilities related to the claims of approximately $1.6 million.

     In May 2004, the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In May 2005, the DOC issued its final determinations and found margins ranging from approximately 76% to 286% for Chinese producers and approximately 25% for Spanish producers, with a margin of approximately 76% applicable to the Company’s primary Chinese supplier. In June 2005, the ITC found that the imports caused injury to the domestic industry following which the DOC issued antidumping orders incorporating the ITC’s findings. As a result of the orders, the Company started to make cash deposits of antidumping duties at the rate of 76% of the value of the product imported. The producers and importers, such as the Company, may request annually a review of the orders which may result in a further adjustment of the final duties to be assessed. In July 2005, the domestic producers filed with the Court of International Trade notices of their intent to challenge the DOC’s order as it relates to the margins assessed against the Chinese producers but such producers never pursued the challenge which is now time-barred.

     In April 2005 and following an investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies.  The NZCC seeks unspecified fines, injunctive relief, and legal costs, among other things. The NZCC has the authority to assess fines from each corporate defendant equal to the highest of (i) NZ$10 million (approximately US$7 Million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of the defendant. Penalties, if assessed, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. KANZ and KAIP are finalizing the proposed settlement regarding the claims brought against them by the NZCC. The proposed settlement is still subject to entering definitive documentation with the NZCC and to court approval. During 2005, the joint venture recorded a reserve of approximately $2.7 million related to its potential exposure for this case and as a result the Company’s equity in earnings (losses) was impacted by approximately $1.3 million.

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

As part of the Hickson organics disposition in August 2003, the Company continues to be responsible for known environmental matters at the Castleford, England site. Such matters have previously been accrued for in its environmental reserve included in the consolidated financial statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale of this business, the Company had agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period with a maximum liability for such unknown environmental matters of £5.0 million. However, in April 2005, the purchaser went into receivership and is highly unlikely to be able to honor its environmental indemnification commitments to the Company. The receiver is in the process of selling off the purchaser’s assets and has recently sold the purchaser’s ownership interest in the former land and equipment of the Hickson plant site in Castleford, England. The Company does not believe there has been any change in its environmental exposure at the site.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the nine months ended September 30, 2005.

New U.K. tax legislation rules have been enacted that will affect a wide range of financing structures that U.S. groups have commonly used to invest in the U.K. The rules are complex and areas of uncertainty exist at this time. These new rules could increase the Company's effective tax rate by limiting its ability to obtain a U.K. tax deduction for certain of its U.K. interest expense. The Company has a deferred tax asset for this accrued interest of approximately $6.0 million as of December 31, 2004. Depending on the application of these new rules, this deferred tax asset may not be recoverable and therefore, would increase the Company's effective tax rate.

15. Avecia Acquisition

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses for $230.8 million. The purchase price was further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain acquired products. An interim payment of $2.5 million was made in April 2005 based on 2004 results. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of the Company’s common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payment will be a maximum of $1.7 million and earned based upon cumulative global net sales of certain products through 2005. An interim payment of $0.5 million was made in April 2005 based on 2004 results. For additional information concerning the acquisition see the Company's Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004.

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

Nine Months
Ended September 30,
($ in millions, except per share amounts)	2004
Sales	$918.2
Income from continuing operations	28.6
Net Income	$36.5
Basic income per common share:
Continuing operations	$1.23
Net Income	$1.57
Diluted income per common share:
Continuing operations	$1.22
Net Income	$1.55

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 - 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes certain unallocated expenses of the corporate headquarters. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore equity income (loss) is included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

As a result of the sale of the majority of the microelectronic materials businesses as of November 30, 2004, the Company has restated its prior year condensed consolidated financial statements to include the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company has retained its 50 percent interest in Planar Solutions, LLC, its joint venture with Wacker Chemical Holding Corporation for the production and sale of chemical mechanical polarization (CMP) slurries and its chemical management services (CMS) business. The Company is pursuing all strategic options for the CMS business, including its sale. As a result, and in accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the condensed consolidated financial statements.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
(In millions, except per share amounts)
Sales	$314.2	$276.8	$1,026.8	$879.1

Gross margin	$83.1	$73.9	$283.5	$252.9
Selling and administration	62.3	61.5	203.1	186.2
Research and development	5.8	3.7	16.1	11.0
Other (gains) and losses	0.9	1.5	0.9	1.4
Restructuring	-	-	-	1.7
Interest expense, net	4.9	5.3	15.1	14.6
Equity in earnings of affiliated companies	1.2	1.2	1.8	3.0
Income tax expense	3.7	1.5	15.3	15.1
Income from continuing operations	$6.7	1.6	$34.8	25.9

Diluted income per common share from continuing operations	$0.28	$0.07	$1.46	$1.11

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2005 Compared to 2004

Sales increased $37.4 million, or 13.5%, due to an increase in volumes (approximately 12 percent) and favorable pricing (approximately one percent). Sales were higher in the performance urethanes business due to an increase in overall volumes across all product lines and improved pricing that successfully mitigated higher raw material costs. Additionally, sales were higher in HTH water products due to an increase in residential swimming pool volumes of branded chlorinated isocyanurates as well as branded and non-branded calcium hypochlorite.

Gross margin percentage was 26.4% and 26.7% for 2005 and 2004, respectively. Overall, the gross margin percentage was comparable as the increase in gross margin percentage for performance urethanes offset decreased gross margin percentages in the industrial biocides and wood protection businesses. The decrease in margin in the industrial biocides business was driven by price erosion due to new entrants into a mature segment of the protection & hygiene market and higher raw material costs primarily for glycols and sodium hypochlorite. The wood protection business’ decrease in gross margin percentage is primarily the result of increased raw materials costs for copper metal, monoethanolamine (“MEA”) and chromic acid. The increase in margin for the performance urethanes business is a result of the higher sales volumes and the improved pricing.

Selling and administration expenses as a percentage of sales were 19.8% and 22.2% for 2005 and 2004, respectively. These expenses increased in amount by $0.8 million. The September 2004 results benefited ($3.1 million) from a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company. This was partially offset by lower selling and promotional expenses due to cost containment initiatives as well as lower legal costs in the HTH water products business.

Other (gains) and losses in 2005 represents an additional charge for a portion of the penalties related to the Brazilian state import tax claim for the performance urethanes and water products businesses recorded in 2004. 2004 includes the charge for the Brazilian state import tax claim of $2.1 million in the performance urethanes, water products and hydrazine businesses, partially offset by the pre-tax gain of $0.6 million on the sale of a building in the personal care business.

Interest expense, net, decreased $0.4 million as a result of lower debt levels during the quarter ended September 30, 2005.

Equity in earnings of affiliated companies was comparable to the prior year. The equity in earnings of the Koppers joint venture were lower as it was negatively affected ($0.6 million) by legal related costs for a proposed settlement with the New Zealand Commerce Commission ("NZCC") for a case that has been filed against its New Zealand joint venture (Koppers Arch Wood Protection (NZ) Limited (“KANZ”)), in which the Company owns indirectly a 49% interest (see Note 14 in the Notes to Condensed Consolidated Financial Statements for more information).  This proposed settlement is subject to entering definitive documentation with the NZCC and to court approval.  This was offset by the improved operating results of the Company’s Planar Solutions and Nordesclor joint ventures due primarily to higher sales.

The tax rate on net income from continuing operations for the three months ended September 30, 2005 and 2004 was 35.3% and 48.0%, respectively. The lower rate in 2005 is primarily a result of lower foreign source income taxes.

Income (loss) from discontinued operations, net of tax, represents the results in 2005 for the CMS business compared to the results of operations of the sold microelectronics materials business in 2004. Included in the results for the three months ended September 30, 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $1.1 million ($0.6 million after-tax).

Nine Months Ended September 30, 2005 Compared to 2004

Sales increased $147.7 million, or 16.8%, due in part to the acquisition of Avecia’s pool & spa and protection & hygiene businesses and two small acquisitions of Latin American water products distributors ($35.7 million or approximately four percent). Excluding the impact of acquisitions, sales increased $112.0 million, or 12.7%, due to increase in volumes (approximately eight percent), favorable pricing (approximately three percent) and foreign exchange (approximately two percent). Sales were higher in the performance urethanes business due to an overall increase in volumes across all product lines and improved pricing that successfully mitigated higher raw material costs. Additionally, sales were higher for HTH water products due to an increase in volumes of branded chlorinated isocyanurates and branded and non-branded calcium hypochlorite. The sales increase attributable to favorable foreign exchange was principally in the HTH water products and industrial coatings businesses.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gross margin percentage was 27.6% and 28.8% for 2005 and 2004, respectively. The decrease in the gross margin percentage was primarily in the HTH water products business and to a lesser extent in the industrial coatings and wood protection businesses. The decrease in the gross margin percentage in the HTH water products business was driven by unfavorable product mix, higher product sourcing costs related to the branded chlorinated isocyanurates product and increased freight and distribution costs. In the industrial coatings and wood protection businesses the decrease in the gross margin percentage is primarily the result of increased raw materials costs for copper metal, monoethanolamine (“MEA”), chromic acid and resins and, to a lesser extent, the effect of competitive pressures within the Italian coatings market. The decreases in gross margin percentages more than offset an increase for the performance urethanes business as a result of the higher sales volumes and the improved pricing.

Selling and administration expenses as a percentage of sales were 19.8% and 21.2% for 2005 and 2004, respectively. These expenses increased in amount by $16.9 million, primarily due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses (approximately $10 million) and to a lesser extent the unfavorable effect of foreign exchange. These factors were slightly offset by lower costs associated with the conversion of customers to CCA-replacement preservatives in the wood protection business. In 2004, the personal care business benefited from a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company, which was partially offset by higher self-insurance reserves ($3 million) for HTH water products.

Other (gains) and losses in 2005 represents an additional charge for a portion of the penalties related to the Brazilian state import tax claim for the performance urethanes and water products businesses recorded in 2004. 2004 principally includes the charge for the Brazilian state import tax claim of $2.1 million in the performance urethanes, water products and hydrazine businesses, partially offset by the pre-tax gain of $0.6 million on the sale of a building in the personal care business.

Interest expense, net, increased $0.5 million as a result of higher interest rates during the period ended September 30, 2005 as compared to those during the period ended September 30, 2004.

Equity in earnings of affiliated companies decreased $1.2 million due primarily to lower operating results of the Koppers joint venture. The Company’s results of equity in earnings (losses) of the Koppers joint venture were negatively affected ($2.5 million) by legal related costs for a proposed settlement with the NZCC for a case that has been filed against its New Zealand joint venture KANZ (see Note 14 in the Notes to Condensed Consolidated Financial Statements for more information).  This proposed settlement is subject to entering definitive documentation with the NZCC and to court approval.  This was partially offset by higher profits for the Planar Solutions joint venture due to higher sales and lower operating costs.

The tax rate on net income from continuing operations for the nine months ended September 30, 2005 and 2004 was 30.5% and 36.8%, respectively. In the second quarter of 2005, the Company reduced its estimated effective tax rate for the full year to 30% from 35% primarily as a result of lower foreign source income taxes and to a lesser extent an adjustment of prior year taxes.

Income (loss) from discontinued operations, net of tax, reflects the results for the CMS business in 2005 compared to the results of operations of the sold microelectronics materials business in 2004. Included in the results for the nine months ended September 30, 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $1.1 million ($0.6 million after-tax).

Gain on sale of discontinued operations, net of tax, represents the recovery of £1.7 million (approximately $2.9 million) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved as of December 31, 2004 due to uncertainty concerning the collectibility. The Company received the cash payment on July 19, 2005 for the principal and interest for these two outstanding notes.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Full Year Outlook

For full year 2005, sales are expected to increase approximately fifteen percent and earnings per share from continuing operations are expected to range from $1.20 to $1.30, compared to $0.74 for the prior year, which included $0.12 of restructuring expense and an impairment charge. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be approximately $20 million. The effective tax rate is assumed to be 30 percent. See “Cautionary Statement under Federal Securities Laws” below.

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

Treatment Products

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$95.8	$83.0	$369.8	$315.5
Personal Care & Industrial Biocides	66.9	65.5	207.3	172.9
Wood Protection & Industrial Coatings	89.7	86.2	278.1	267.8
Total Treatment Products	$252.4	$234.7	$855.2	$756.2

Operating Income (Loss)
HTH Water Products	$(2.3)	$(6.9)	$21.2	$23.3
Personal Care & Industrial Biocides	11.5	16.9	34.8	38.1
Wood Protection & Industrial Coatings	6.0	7.1	13.9	20.7
Total Treatment Products	$15.2	$17.1	$69.9	$82.1

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2005 Compared to 2004

Sales increased $17.7 million or approximately eight percent and operating income decreased $1.9 million. Sales increased due to higher volumes (approximately eight percent) and the favorable effect of foreign exchange (approximately one percent) offset by unfavorable pricing (approximately one percent).

HTH Water Products

Sales increased $12.8 million, or approximately 15 percent. The sales increase is due to higher volumes (approximately 13 percent), favorable foreign exchange (approximately one percent) and favorable pricing (approximately one percent). The increase in sales volumes is due to higher North American residential swimming pool volumes that resulted from higher demand for branded chlorinated isocyanurates (Pace®) as well as branded and non-branded calcium hypochlorite.

Operating results improved $4.6 million primarily as a result of the higher sales and lower selling and administration costs due to cost containment initiatives in North America as well as lower legal expenses. Gross margin was comparable with the prior period as the impact of higher sales was offset by unfavorable product mix and product sourcing costs principally due to the new import duties.

Personal Care and Industrial Biocides

Sales increased $1.4 million, or approximately two percent, due to higher volumes (approximately seven percent), which was offset by unfavorable pricing (approximately five percent). The higher volumes are attributable to continued strong demand for biocides used in antidandruff products and in industrial applications, including marine antifouling paints and building products. These increases in volumes have been partially offset by lower volumes resulting from a loss of market share to new entrants into a mature segment within the protection & hygiene market. The decrease in pricing is primarily a result of competitive pressures within certain product lines in the industrial biocides market, principally protection & hygiene.

Operating income decreased $5.4 million. The operating results for the three months ended September 2004 benefited ($3.1 million) from a partial payment of a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company and a gain from the sale of a building ($0.6 million). Excluding these items, operating income decreased by $1.7 million primarily as a result of lower volumes and pricing in the protection & hygiene business.

Wood Protection and Industrial Coatings

Sales increased $3.5 million, or approximately four percent, principally due to increased volumes. Higher sales volumes of Wolman® E and Tanalith® E (CCA-replacement products) were slightly offset by lower sales volumes of CCA products. The improved pricing in the industrial coatings business which mitigated higher raw material costs, principally for polyurethane and water-based products, was offset by the unfavorable pricing for CCA-replacement products in Europe.

Operating income decreased $1.1 million over the prior year primarily due to the wood protection business, which was partially offset by the improved results in the industrial coatings business. The lower operating results in the wood protection business were due to the higher raw material costs and lower results of the Koppers joint venture, which were negatively affected ($0.6 million) by legal related costs for a proposed settlement with the NZCC for a case that has been filed against its joint venture KANZ (see Note 14 in the Notes to Condensed Consolidated Financial Statements for more information). This proposed settlement is subject to entering definitive documentation with the NZCC and to court approval. In addition, operating income for industrial coatings improved as a result of the price increases in certain product lines to mitigate the higher raw material costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Nine Months Ended September 30, 2005 Compared to 2004

Sales increased $99.0 million or approximately 13 percent and operating income decreased $12.2 million. A portion of the increase in sales is due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses and two small acquisitions of Latin American water products distributors ($35.7 million or approximately five percent). Excluding the impact of acquisitions, sales increased approximately eight percent due to higher volumes (approximately six percent) and favorable foreign exchange (approximately two percent).

HTH Water Products

Sales increased $54.3 million, or approximately 17 percent. The sales increase is partly due to the acquisition of the Avecia pool & spa business and two small acquisitions of Latin American water products distributors ($11.6 million or approximately four percent). Excluding the effect of the acquisitions, sales increased $42.7 million or 13 percent, due to higher volumes (approximately ten percent), favorable foreign exchange (approximately two percent), and favorable pricing (approximately one percent). The increase in sales volumes is due to higher North American residential swimming pool volumes that resulted from higher demand for branded chlorinated isocyanurates (Pace®), branded and non-branded calcium-hypochlorite and pool maintenance products and accessories. In addition, sales were higher in the South African market due to increased demand.

Operating income decreased by $2.1 million primarily as a result of lower gross margins due to an increase in overall cost of goods sold which was driven by unfavorable product mix, higher product sourcing costs and an increase in freight and distribution costs. The unfavorable mix is the result of higher volumes of chlorinated isocyanurates and lower volumes of non-chlorine branded products. The higher product sourcing costs were due to an increase in raw material costs as a result of import duties and utilization of an alternative supplier for chlorinated isocyanurates due to strong demand. The higher freight and distribution costs were due to higher volumes and inefficiencies experienced in the distribution channels. Operating expenses increased slightly due to higher selling and administration expenses related to pool dealer integration costs, as well as higher compensation and benefit-related costs. In addition, 2004 included higher self-insurance reserves ($3 million).

Personal Care and Industrial Biocides

Sales increased $34.4 million, or approximately 20 percent, principally due to the acquisition of Avecia’s protection & hygiene business ($24.1 million or approximately 14 percent). Excluding the effect of the acquisition, sales increased $10.3 million or approximately six percent, due to higher volumes (approximately eight percent) and favorable foreign exchange (approximately one percent), offset by unfavorable pricing (approximately three percent). The higher volumes are attributable to continued strong demand for biocides used in personal care products, including antidandruff products, and in industrial applications, including marine antifouling paints and building products. These increases in volumes have been partially offset by lower volumes in the protection & hygiene business as a result of loss of market share from new entrants into a mature segment within the protection & hygiene market. The decrease in pricing is primarily a result competitive pressure within certain product lines in the industrial biocides market, principally protection & hygiene.

Operating income decreased $3.3 million. The nine months ended September 2004 benefited from a payment of a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company and a gain from the sale of a building ($0.6 million). Excluding these items, operating income increased $3.4 million as a result of the higher sales volumes as well as lower legal expenses. This was partially offset by one-time costs related to an abandoned acquisition.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Wood Protection and Industrial Coatings

Sales increased $10.3 million, or approximately four percent, due to the favorable effect of foreign exchange (approximately two percent), improved pricing (approximately one percent) and slightly higher volumes (approximately one percent). The improved pricing is a result of price increases to mitigate higher raw material costs primarily for polyurethane and water based products in the industrial coatings business. Higher sales volumes in the wood protection business of CCA-replacement products in Europe and to a lesser extent in North America, were partially offset by lower sales volumes in the industrial coatings business predominately due to a weakness in the Italian furniture market and also the loss of certain customers due to competitive pressures within the Italian market.

Operating income decreased $6.8 million over the prior year. Unfavorable operating results in the industrial coatings business were driven by increased raw material costs as well as reduced demand in several core European furniture markets due to depressed market conditions and competitive pressures. The lower operating results in the wood protection business were due to the higher raw material costs which negatively impacted the business. In addition, wood protection’s equity in earnings of the Koppers joint venture were negatively affected ($2.5 million) by legal related costs for a proposed settlement with the NZCC for a case that has been filed against its joint venture KANZ (see Note 14 in the Notes to Condensed Consolidated Financial Statements for more information). This proposed settlement is subject to entering definitive documentation with the NZCC and to court approval.

Performance Products

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	($ in millions)		($ in millions)
Results of Operations
Sales
Performance Urethanes	$59.0	$37.6	$158.8	$103.6
Hydrazine	2.8	4.5	12.8	19.3
Total Performance Products	$61.8	$42.1	$171.6	$122.9

Operating income (loss)
Performance Urethanes	$5.3	$(2.0)	$9.5	$(7.3)
Hydrazine	(1.6)	(1.3)	(1.9)	(1.2)
Total Performance Products	$3.7	$(3.3)	$7.6	$(8.5)

Three Months Ended September 30, 2005 Compared to 2004

Sales increased $19.7 million, or approximately 47 percent, and operating results increased $7.0 million from prior year. The increase in sales is due to higher volumes (approximately 33 percent) and improved pricing (approximately 14 percent).

Performance Urethanes

Performance urethanes sales increased approximately 57 percent over the prior year due to higher volumes and improved pricing. The increase in volumes was due to stronger demand across all product lines, particularly in glycols and specialty polyols, and higher contract manufacturing business. The improved pricing was principally due to successful price increases that mitigated higher raw material costs. Operating results improved $7.3 million as a result of higher sales volumes and improved margins from the price increases, which were slightly offset by increased compensation and benefit-related costs. In addition, the 2005 operating results included an aditional charge ($0.7 million) for a portion of the penalties related to the Brazilian state import tax claim recorded in the 2004 operating results ($1.6 million).

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Hydrazine

Hydrazine sales decreased approximately 38 percent due primarily to lower volumes of Ultra PureTM Hydrazine. Operating results decreased $0.3 million, primarily due to lower sales volumes that were mostly offset by cost-reduction efforts.

Nine Months Ended September 30, 2005 Compared to 2004

Sales increased $48.7 million, or approximately 40 percent, and operating results increased $16.1 million from prior year. The increase in sales is due to improved pricing (approximately 23 percent) and higher volumes (approximately 17 percent).

Performance Urethanes

Performance urethanes sales increased approximately 53 percent over the prior year due to higher volumes and improved pricing. The increase in volumes was due to stronger demand across all product lines, particularly in glycols and specialty polyols, and higher contract manufacturing business. The improved pricing was principally due to successful price increases that mitigated the higher raw material costs. Operating results improved $16.8 million as a result of higher sales volumes and improved margins from the price increases, which were slightly offset by increased compensation and benefits-related costs. In addition, the 2005 operating results included an additional charge (0.7 million) for a portion of the penalties related to the Brazilian state import tax claim recorded in the 2004 operating results ($1.6 million).

Hydrazine

Hydrazine sales decreased approximately 34 percent due primarily to lower propellant revenues resulting from the expiration of the prior government contract in April 2004 and lower government campaign sales. This was slightly offset by higher pricing for hydrazine hydrates. Operating results decreased $0.7 million as a result of the lower sales, which were slightly offset by cost-reduction efforts within the business due to the reduction in work force from last year.

On March 29, 2005, the Company was notified by the U.S. Defense Energy Support Center (DESC) that it had been awarded a 20-year contract for approximately $149 million for the production, storage, distribution and handling of hydrazine propellants for the U.S. government. Under this new, long-term contract, full-scale production is not scheduled to begin until 2007.

The Company continues to evaluate a decision to start up the hydrazine hydrates plant which is currently idle. The carrying value of such plant is approximately $5 million. If the Company decides not to start up the hydrates plant, the Company may incur a non-cash impairment charge and related shutdown costs. Any cash-related shutdown costs are expected to be less than $1 million.

Corporate Expenses (Unallocated)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(3.6)	$(5.4)	$(12.3)	$(16.3)

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2005 Compared to 2004

The decrease in unallocated corporate expenses is principally due to lower incentive compensation and lower environmental costs associated with idle properties. The lower incentive compensation is due to a lower anticipated payout under the Company’s annual incentive plan.

Nine Months Ended September 30, 2005 Compared to 2004

The decrease in unallocated corporate expenses is principally due to lower incentive compensation related costs, due to the change in stock price for the Company’s long-term incentive plan, and a lower anticipated payout under the Company’s annual incentive plan. In addition, 2005 benefited from lower environmental costs associated with the idle properties and the favorable operating results of the Planar Solutions joint venture due to higher sales and lower operating costs. This was partially offset by an increase in audit fees.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Nine Months
	Ended September 30,
Cash Flow Data	2005	2004
	($ in millions)
Provided By (Used For)
Accounts receivable securitization program	$10.0	$49.2
Change in working capital	(61.1)	(8.2)
Change in noncurrent liabilities	(31.6)	0.9
Net operating activities from continuing operations	(3.2)	109.5
Capital expenditures	(11.0)	(12.4)
Business acquired in purchase transaction	(3.1)	(214.8)
Cash proceeds (payments) from the sale of a business	(3.8)	-
Net investing activities	(18.2)	(226.1)
Debt borrowing, net	11.7	93.1
Net financing activities	(1.4)	82.9

Nine Months Ended September 30, 2005 Compared to 2004

For the nine months ended September 30, 2005, $3.2 million was used for operating activities from continuing operations compared to $109.5 million provided by operating activities from continuing operations for the nine months ended September 30, 2004. This was primarily attributable to the lower utilization of the accounts receivable program in 2005 and voluntary contributions that were made to the Company’s pension plan of $36.2 million during 2005. Excluding the effect of the accounts receivable securitization program and the voluntary pension contributions, the additional use of cash from continuing operations was attributable to higher working capital. The use of cash from working capital was principally due to higher inventory levels due to increased pricing and to support the increase in sales as well as higher receivable balances as a result of increased sales.

Capital expenditures for the nine months of 2005 were $1.4 million lower than 2004 due to lower capital expenditures for the wood protection and hydrazine businesses. Capital expenditures for 2005 are expected to be $20 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses for $230.8 million. The purchase price was further subject to a contingent payment of up to $5.0 million in cash based upon earnings attributable to North American sales of certain acquired products. An interim payment of $2.5 million was made in April 2005 based on 2004 results. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between a contingent cash payment and up to 223,250 additional shares of the Company’s common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payment will be a maximum of $1.7 million and earned based upon cumulative global net sales of certain products through 2005. An interim payment of $0.5 million was made in April 2005 based on 2004 results. For additional information concerning the acquisition see the Company's Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004.

Cash payments from the sale of a business in 2005 relate to certain expenses related to the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004. These expenses included the reimbursement of a working capital adjustment of $1.1 million as well as other disposition costs.

Cash used in financing activities for the first nine months of 2005 was $1.4 million which was primarily the result of the dividends paid to shareholders of $14.2 million during the first nine months of 2005; this was partially offset by increased borrowings.

Cash provided by financing activities in 2004 was primarily due to increased borrowings related to the acquisition of the Avecia pool & spa and protection & hygiene business; this was partially offset by the dividends paid to shareholders of $13.8 million during the first nine months of 2004.

The Company’s revolving credit facility contains a quarterly leverage ratio (debt / EBITDA) not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. This limitation was $53.2 million at September 30, 2005. As of September 30, 2005, facility fees payable on the credit facility are 0.30%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. At September 30, 2005, the Company had $207.2 million of available borrowings under the credit facility.

The Company’s senior notes contain a quarterly leverage ratio (debt / EBITDA) not to exceed 3.50 and a debt to total capitalization ratio of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $40.4 million at September 30, 2005.

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.3 million and $1.6 million at September 30, 2005 and December 31, 2004, respectively, and are included in Other Liabilities on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. to replace the Company's previous accounts receivable securitization program which had expired. Under this program certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At September 30, 2005, Arch Chemicals Receivables Corp. had sold $10.0 million of participation interests in $69.6 million of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2004 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

At September 30, 2005, the Company had $39.6 million of outstanding letters of credit. In addition, the Company has agreed to guarantee 50% or up to $8.5 million of Planar Solutions’ line of credit, which is provided by the Company’s joint venture partner. As of September 30, 2005, the Company had $6.0 million letters of guarantee outstanding for its Planar Solutions joint venture borrowings and certain equipment leases. On April, 28, 2005, the Board of Directors of the Company approved an extension of this Planar Solutions guarantee through January 2007.

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

The Company is a co-defendant and/or defendant in several cases at September 30, 2005, and has provided for its exposure for these cases. The Company does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. However, given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.

In July 2005, the Company made a payment of $3.1 million in full settlement for a trial court judgment, in favor of a railroad, in a lawsuit associated with a wood preservative ingredient spillage in 1994, which had been fully accrued for in the Condensed Consolidated Balance Sheets.

The Company’s minimum pension funding requirements as set forth by ERISA for its U.S. pension plans were originally expected to be $6.0 million in 2005 and $32.0 million in 2006. The company made voluntary contributions to its U.S. pension plan of $36.2 million in 2005, and as a result, there are no further minimum funding requirements expected for 2005 and 2006 under current law. The Company also has minimum funding requirements for its U.K. pension plan, which are expected to be approximately $10.0 million in 2005 and 2006.

On October 27, 2005, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on December 12, 2005, to shareholders of record at the close of business on November 14, 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this communication may contain forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders and/or the overturning of the award to the Company of the new U.S. government contract for hydrazine propellants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

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

Foreign Currency Risk

At September 30, 2005, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $3.5 million and forward contracts to buy foreign currencies with notional amounts of $9.0 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company's annual cash flows would be an increase (decrease) of between $1.0 million to $2.0 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company's hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company's results of operations for interim periods in the future, if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At September 30, 2005, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene would decrease the Company’s results of operations and cash flows by approximately $4 million. Holding other variables constant, a 10 percent adverse change in the price of copper metal, MEA, resins and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

See the Company's Form 10-K for the year ended December 31, 2004 for additional information on the above items.

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

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

As reported in Item 5 of the Company’s Form 10-K for the period ending June 30, 2005, the Company reported it had agreed to the request of the staff of the Securities and Exchange Commission (“SEC”) to file the audited financial statements of the Company’s former FUJIFILM joint venture for the period ending March 31, 2005 as an amendment to the Company’s 2004 Form 10-K. The Company had sold its FUJIFILM joint venture in connection with the sale of the majority of its microelectronic materials business in 2004. Due to circumstances beyond the Company’s control, these financial statements have been delayed and are not expected to be filed until November 2005.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Amendment, dated as of November 3, 2005, to the Arch Supplementary and Deferral Benefit Pension Plan.

10.2	Amendment, dated as of November 3, 2005, to the Arch Senior Executive Pension Plan.

10.3	Senior Executive Life Insurance Plan (as effective December 1, 2005).

10.4	Amendment, dated as of November 3, 2005, to the Arch Chemicals, Inc. Employee Deferral Plan.

10.5	Amendment, dated as of November 3, 2005, to the Supplemental Contributing Employee Ownership Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

November 3, 2005	By:	/s/ Louis S. Massimo
Louis S. Massimo
Executive Vice President and Chief Financial Officer

Exhibit No.	Description

10.1	Amendment, dated as of November 3, 2005, to the Arch Supplementary and Deferral Benefit Pension Plan.

10.2	Amendment, dated as of November 3, 2005, to the Arch Senior Executive Pension Plan.

10.3	Key Executive Death Benefits (as effective December 1, 2005).

10.4	Amendment, dated as of November 3, 2005, to the Arch Chemicals, Inc. Employee Deferral Plan.

10.5	Amendment, dated as of November 3, 2005, to the Supplemental Contributing Employee Ownership Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.