Form 10-K/A
period 2004-12-31
ARCH CHEMICALS INC
filed 2005-12-16
CIK 1072343

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
Yes  ☒    No ☐
          As of June 30, 2004, the aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant was approximately $672,418,000.
          As of January 31, 2005, 23,594,255, shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated

Proxy Statement relating to Arch’s 2005	Part III
Annual Meeting of Shareholders

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 of Arch Chemicals, Inc. (the “Company”) is being filed to include the audited financial statements of FUJIFILM Electronic Materials Co., Ltd. for the fiscal year ended March 31, 2005 at the request of the staff of the Securities and Exchange Commission. The Company sold its 49% equity interest in the FUJIFILM Electronic Materials Co., Ltd. (then known as FUJIFILM Arch Co., Ltd.) on November 30, 2004. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended item is set forth in its entirety in the pages attached hereto.

A consent of KPMG AZSA & Co., independent registered public accounting firm for the FUJIFILM Electronic Materials Co., Ltd., is being filed as an exhibit hereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) 1.     Financial Statements
      The following is a list of the Financial Statements included in Item 8 of the Form 10-K Report:

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

      In February 2005, the SEC staff asked the Company to amend its 2003 10-K filing to include audited financial statements for the fiscal year ended March 31, 2003 and unaudited financial statements for the fiscal year ended March 31, 2002 for this joint venture. Under the staff's interpretation, the Company was required to perform the test of significance in 2003, of the prior year, utilizing the restated financial information for 2002 that resulted from a business being treated as discontinued operations. As a result, the joint venture was a significant subsidiary in 2002 as well as 2003. The Company appealed the staff’s position. That appeal was successful. However, the SEC staff and the Company ultimately agreed to file audited financial statements of this joint venture for the fiscal year ending March 31, 2005. This joint venture which was sold in connection with the sale of the majority of its microelectronic materials business in 2004 and which along with the other microelectronic materials businesses sold are reflected as discontinued operations in the Company’s financial statements for all periods contained in this Report.  The joint venture is now known as FUJIFILM Electronic Materials Co., Ltd.

      The Company has filed audited consolidated financial statements for FUJIFILM Electronic Materials Co., Ltd. (formerly known as FUJIFILM Arch Co., Ltd.) and its subsidiaries with this Report. Such financial statements are as follows:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2004 and March 31, 2005
Consolidated Statements of Income for the Years Ended March 31, 2003 (unaudited), 2004 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended March 31, 2003
(unaudited), 2004 and 2005
Consolidated Statements of Cash Flows for the Years Ended March 31, 2003 (unaudited), 2004 and 2005
Notes to Consolidated Financial Statements

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

4.4 (a)
Rights Agreement dated as of January 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent — Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

4.4 (b)	Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999 — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q, for the period ending June 30, 1999.*

4.4 (c)	Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999 — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4(a) hereto).*

4.6 (a)
Revolving Credit Agreement, dated as of June 20, 2003 among Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent, — Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003.*

4.6 (b)
First Amendment entered into as of February 20, 2004 relating to the Revolving Credit Agreement dated as of June 30, 2003 among the Company, The Lenders Party hereto, JPMorgan Chase Bank, as administrative agent, JPMorgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent — Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 9, 2004.*

4.7 (a)
Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009 — Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

4.7 (b)
First Amendment entered into as of February 27, 2004 relating to the Note Purchase Agreement dated as of March 20, 2002 among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009 — Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

10.1	Distribution Agreement, dated as of February 1, 1999, between the Company and Olin — Exhibit 2 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

10.2	Form of Employee Benefits Allocation Agreement between the Company and Olin — Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.3	Form of Intellectual Property Transfer and License Agreement between the Company and Olin — Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended.*

10.4	Form of Sublease between the Company and Olin — Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended.*

10.5	Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin — Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.6	Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin — Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.7 (a)	Form of Executive Agreement — Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

10.7 (b)	Form of Change in Control Agreement — Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

10.8	1999 Stock Plan for Non-employee Directors, as amended October 28, 2004 — Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004.*

10.9	1999 Long Term Incentive Plan, as amended through February 9, 2005.

10.10	Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003 — Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.11	Supplementary and Deferral Benefit Pension Plan, as amended July 29, 1999 — Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*

10.12	Senior Executive Pension Plan, as amended and restated as of October 23, 2003 — Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.13	Employee Deferral Plan, as amended and restated January 30, 2003 — Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.14	Key Executive Death Benefits — Exhibit 10.19 to the Company’s Registration Statement on Form 10, as amended.*

10.15	Form of Endorsement Split Dollar Agreement — Exhibit 10.20 to the Company’s Registration Statement on Form 10, as amended.*

10.16	Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9, 1999 and April 27, 2000 — Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*

10.17	Senior Management Incentive Compensation Plan, as amended through February 9, 2005.

10.18	Form of Award Description and Agreement for Performance Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan.

10.19	Form of Award Description and Agreement for Performance Retention Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan.

10.20 (a)
Receivables Sale Agreement, dated as of March 19, 2002, between the Company, Arch Specialty Chemicals, Inc., Arch Chemicals Specialty Products, Inc., Arch Electronic Chemicals, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp. — Exhibit 10.25(a) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

10.20 (b)	First Amendment to Receivables Sale Agreement, dated as of March 18, 2003, among Arch Chemicals, Inc. and certain affiliates and Arch Chemicals Receivables Corp.

10.20(c)
Receivables Purchase Agreement, dated as of March 19, 2002, between Arch Chemicals Receivables Corp., the Company, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as agent — Exhibit 10.25(b) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

10.20 (d)
First Amendment, dated as of April 10, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation, and Wachovia Bank, National Association — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*

10.20 (e)
Second Amendment, dated as of May 15, 2002, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2002.*

10.20 (f)
Third Amendment, dated as of March 18, 2003, to Receivables Purchase Agreement, dated as of March 19, 2002, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, National Association — Exhibit 10.18(e) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.20 (g)
Fourth Amendment to Receivables Purchase Agreement, dated as of December 10, 2003, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent — Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004.*

10.20 (h)
Fifth Amendment to Receivables Purchase Agreement, dated as of January 9, 2004, entered into by and among Arch Chemicals Receivables Corp., as seller, Arch Chemicals, Inc., as the servicer, Blue Ridge Asset Funding Corporation, as a purchaser and Wachovia Bank, National Association, as the Agent — Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2004.*

10.20 (i)
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

10.20 (j)
Omnibus Amendment No. 1 to Receivables Sale Agreement and Receivables Purchase Agreement (Arch Chemicals Receivables Corp.) entered into as of June 25, 2003, by and among Arch Chemicals Receivables Corp., Arch Chemicals, Inc. and certain affiliates, Arch Chemicals Receivables Corp., Blue Ridge Asset Funding Corporation, the liquidity banks and Wachovia Bank, National Association.

10.20 (k)
Omnibus Amendment No. 2 to Receivables Sale Agreement and Receivables Purchase Agreement (Arch Chemicals Receivables Corp.) entered into as of November 12, 2004, by and among Arch Chemicals Receivables Corp., Arch Chemicals, Inc. and certain affiliates, Arch Chemicals Receivables Corp., Blue Ridge Asset Funding Corporation, the liquidity banks and Wachovia Bank, National Association.

21.	List of Subsidiaries.

23.	Consent of KPMG LLP.

23.1	Consent of KPMG AZSA & Co.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).**

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).**

32.	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.**

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

**	Filed with Amendment No. 1 to Company’s Annual Report on Form 10-K for the period ending December 31, 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors
FUJIFILM Electronic Materials Co., Ltd.:

We have audited the accompanying consolidated balance sheets of FUJIFILM Electronic Materials Co., Ltd. (a Japanese corporation) and subsidiaries as of March 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FUJIFILM Electronic Materials Co., Ltd. and subsidiaries as of March 31, 2004 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended March 31, 2005, have been translated into United States dollars solely for the convenience of the reader. We have recomputed the translation and, in our opinion, the consolidated financial statements expressed in yen have been translated into United States dollars on the basis set forth in note 2 of the consolidated financial statements.

KPMG AZSA & Co.
Tokyo, Japan
December 2, 2005

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Consolidated Balance Sheets

March 31, 2004 and 2005

Assets	2004	2005
Current assets:	Thousands of yen	Thousands of yen	U.S. dollars
Cash and cash equivalents	¥2,659,622	1,456,707	$13,564,643
Accounts and notes receivable:
Trade	5,067,522	5,541,131	51,598,203
Notes	1,441,283	1,899,141	17,684,523
FUJI and its subsidiaries (note 4)	27,265	755,154	7,031,884
ARCH and its subsidiaries (note 4)	696,350	—	—
Allowance for doubtful accounts	(25,328)	(38,752)	(360,853)
Net accounts and notes receivable	7,207,092	8,156,674	75,953,757
Inventories (note 3)	2,162,967	3,132,292	29,167,446
Deferred tax assets (note 8)	305,710	298,277	2,777,512
Other current assets	388,415	933,399	8,691,675
Total current assets	12,723,806	13,977,349	130,155,033
Property, plant, and equipment:
Land	207,106	212,923	1,982,708
Buildings	5,040,387	6,406,346	59,654,959
Machinery and equipment	7,968,472	8,356,583	77,815,281
Vehicle, tools, furniture and fixtures	2,412,099	2,830,551	26,357,677
Construction in progress	531,727	872,617	8,125,682
	16,159,791	18,679,020	173,936,307
Less accumulated depreciation and amortization	(8,574,731)	(9,786,629)	(91,131,660)
Net property, plant, and equipment	7,585,060	8,892,391	82,804,647
Deferred tax assets (note 8)	69,008	—	—
Other assets (note 9)	352,021	336,592	3,134,295
Total assets	¥20,729,895	23,206,332	$216,093,975

See accompanying notes to consolidated financial statements.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Consolidated Balance Sheets

March 31, 2004 and 2005

Liabilities and Stockholders’ Equity
Current liabilities:	2004	2005
Short-term loans (notes 4 and 6):	Thousands of yen	Thousands of yen	U.S. dollars
Banks	¥1,065,811	—	$—
FUJI	900,000	2,500,000	23,279,635
	1,965,811	2,500,000	23,279,635
Current installments of long-term debt
(notes 4 and 7)	780,000	—	—
Accounts and notes payable:
Trade	1,289,820	1,315,381	12,248,635
FUJI and its subsidiaries (note 4)	4,756,415	7,242,632	67,442,332
ARCH and its subsidiaries (note 4)	195,564	—	—
Other	1,808,319	1,317,516	12,268,517
	8,050,118	9,875,529	91,959,484
Income taxes payable	1,054,672	1,060,671	9,876,813
Accrued expenses and other liabilities (note 5)	1,240,407	1,492,442	13,897,403
Total current liabilities	13,091,008	14,928,642	139,013,335
Long-term debt, excluding current installments
(notes 4 and 7)	1,650,000	—	—
Deferred tax liabilities (note 8)	—	14,328	133,420
Other liabilities (notes 5 and 9)	183,666	116,550	1,085,296
Total liabilities	14,924,674	15,059,520	140,232,051
Commitments and contingencies (notes 5 and 12)

Stockholders’ equity (note 10):
Common stock, no par value. Authorized 20,000
shares; issued and outstanding 9,800 shares	490,000	490,000	4,562,808
Legal reserve	122,500	155,538	1,448,347
Retained earnings	5,184,505	7,457,463	69,442,807
Accumulated other comprehensive income	8,216	43,811	407,962
Total stockholders’ equity	5,805,221	8,146,812	75,861,924

Total liabilities and stockholders' equity	¥20,729,895	23,206,332	$216,093,975

See accompanying notes to consolidated financial statements.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Consolidated Statements of Income

Years ended March 31, 2003 (unaudited), 2004 and 2005

	(Unaudited)
	2003	2004	2005
Revenues:	Thousands of yen	Thousands of yen	Thousands of yen	U.S. dollars
Products sales
Third parties	¥10,035,335	12,822,056	13,445,029	$125,198,147
FUJI and subsidiaries (note 4)	201,087	126,133	786,340	7,322,283
ARCH and subsidiaries (note 4)	620,040	1,195,863	1,264,728	11,776,963
Total net sales of products	10,856,462	14,144,052	15,496,097	144,297,393
Merchandise sales
Third parties	6,485,225	11,677,068	19,894,186	185,251,755
ARCH and subsidiaries (note 4)	219,393	316,211	392,492	3,654,828
Total net sales of merchandise	6,704,618	11,993,279	20,286,678	188,906,583
Total net sales	17,561,080	26,137,331	35,782,775	333,203,976
Other (note 4)	18,463	35,940	23,467	218,521
Total revenues	17,579,543	26,173,271	35,806,242	333,422,497

Costs and expenses:
Cost of goods sold (note 4)
Cost of goods sold - products	6,205,514	7,272,370	7,606,945	70,834,761
Cost of goods sold - merchandise	6,411,604	11,524,716	19,429,657	180,926,129
Total cost of goods sold	12,617,118	18,797,086	27,036,602	251,760,890
Selling, general, and administrative
expenses (note 4)	2,815,332	3,627,196	3,849,031	35,841,615
Loss on settlement of governmental
pension plan (note 9)	3,246	—	—	—
Loss on disposal of property, plant
and equipment	10,901	125,785	32,568	303,268
Interest expense	56,972	37,000	26,526	247,006
Foreign currency transaction (gain) loss, net	72,229	144,850	(60,419)	(562,613)
Other	26,678	29,096	—	—
Total costs and expenses	15,602,476	22,761,013	30,884,308	287,590,166
Income before income taxes	1,977,067	3,412,258	4,921,934	45,832,331
Income taxes (note 8)
Current	753,336	1,379,086	1,570,574	14,624,956
Deferred	(44,838)	(91,824)	90,844	845,926
Net income	¥1,268,569	2,124,996	3,260,516	$30,361,449

See accompanying notes to consolidated financial statements.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended March 31, 2003 (unaudited), 2004 and 2005

				Accumulated
				other	Total
	Common	Legal	Retained	comprehensive	stockholders’
(Thousands of Yen)	stock	reserve	earnings	income	equity
Balances at April 1, 2002(unaudited)	¥490,000	122,500	2,369,140	26,661	3,008,301
Net income			1,268,569		1,268,569
Net unrealized change in:
Translation adjustments (net of nil tax)				(66,226)	(66,226)

Comprehensive income					1,202,343
Dividends declared, ¥9,600 per share			(94,080)		(94,080)
Balances at April 1, 2003 (unaudited)	490,000	122,500	3,543,629	(39,565)	4,116,564
Net income			2,124,996		2,124,996
Net unrealized change in:
Translation adjustments (net of nil tax)				47,781	47,781

Comprehensive income					2,172,777
Dividends declared, ¥49,400 per share			(484,120)		(484,120)
Balances at April 1, 2004	490,000	122,500	5,184,505	8,216	5,805,221
Net income	—	—	3,260,516	—	3,260,516
Net unrealized change in:
Translation adjustments (net of nil tax)	—	—	—	35,595	35,595
Provision for legal reserves (note 10)		33,038	(33,038)
Comprehensive income	—	—	—	—	3,296,111
Dividends declared, ¥97,400 per share	—	—	(954,520)	—	(954,520)
Balances at March 31, 2005	¥490,000	155,538	7,457,463	43,811	8,146,812

Accumulated
				other	Total
	Common	Legal	Retained	comprehensive	stockholders’
(U.S. Dollars)	stock	reserve	earnings	income	equity
Balances at April 1, 2004	$4,562,808	1,140,702	48,277,354	76,506	54,057,370
Net income	—	—	30,361,449	—	30,361,449
Net unrealized change in:
Translation adjustments	—	—	—	331,456	331,456
Provision for legal reserves (note 10)		307,645	(307,645)
Comprehensive income	—	—	—	—	30,692,905
Dividends declared, $907 per share	—	—	(8,888,351)	—	(8,888,351)
Balances at March 31, 2005	$4,562,808	1,448,347	69,442,807	407,962	75,861,924

See accompanying notes to consolidated financial statements.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended March 31, 2003 (unaudited), 2004 and 2005

	(Unaudited)
	2003	2004	2005
Cash flows from operating activities	Thousands of yen	Thousands of yen	Thousands of yen	U.S. dollars
Net income	¥1,268,569	2,124,996	3,260,516	$30,361,449
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,103,502	1,444,238	1,504,997	14,014,312
Provision for deferred income taxes	(44,838)	(91,824)	90,844	845,926
Loss on disposal of property, plant and equipment	10,192	123,906	32,568	303,268
Changes in operating assets and liabilities net of business contributed:
Notes and accounts receivable	(1,344,961)	(2,237,663)	(539,340)	(5,022,255)
Inventories	(316,860)	(539,911)	(530,634)	(4,941,186)
Other current assets	3,452	(387,325)	(544,984)	(5,074,811)
Notes and accounts payable	1,447,685	2,258,022	1,831,311	17,052,901
Income taxes payable	608,103	358,645	(861)	(8,018)
Accrued expenses and other current liabilities	47,860	274,107	252,035	2,346,913
Other	51,917	180,853	204,361	1,902,980
Net cash provided by operating activities	2,834,621	3,508,044	5,560,813	51,781,479
Cash flows from investing activities:
Cash paid for property, plant and equipment	(849,174)	(3,330,658)	(3,455,722)	(32,179,179)
Other	(31,578)	(146,173)	(61,353)	(571,309)
Net cash used in investing activities	(880,752)	(3,476,831)	(3,517,075)	(32,750,489)
Cash flows from financing activities:
Proceeds from issuance of short-term loans from FUJI	300,000	900,000	3,183,208	29,641,568
Proceeds from issuance of short-term loans from
banking facilities	6,487,765	3,466,756	—	—
Principal payments on short-term debt to FUJI	(300,000)	(300,000)	(1,900,000)	(17,692,523)
Principal payments on short-term debt to banking facilities	(7,045,177)	(4,983,445)	(1,064,998)	(9,917,106)
Proceeds from issuance of long-term debt from FUJI	300,000	1,760,000	301,205	2,804,777
Principal payments on long-term debt to FUJI	(410,000)	(230,000)	(2,731,205)	(25,432,582)
Principal payments on long-term debt to banking facilities	(164,000)	(90,000)	—	—
Principal payments on under capital lease obligations	(86,691)	(83,518)	(83,548)	(777,986)
Dividends paid	(94,080)	(484,120)	(954,520)	(8,888,351)
Net cash used in financing activities	(1,012,183)	(44,327)	(3,249,858)	(30,262,203)
Effect of changes in exchange rate on cash and
cash equivalents	(15,393)	(2,564)	3,205	29,844
Net increase (decrease) in cash and
cash equivalents	926,293	(15,678)	(1,202,915)	(11,201,369)
Cash and cash equivalents at beginning of year	1,749,007	2,675,300	2,659,622	24,766,012
Cash and cash equivalents at end of year	¥2,675,300	2,659,622	1,456,707	$13,564,643
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	¥42,992	46,536	26,526	$247,006
Income taxes	142,339	1,030,148	1,576,611	14,681,171

Non cash investing and financing activities:
Increase in property, plant and equipment through
capital lease obligations	¥274,748	—	—	$—
Contribution of the net assets of AMM Business in
Hong Kong and Singapore in exchange for short
term loans payable	—	—	316,792	2,949,921

See accompanying notes to consolidated financial statements.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1)	Description of Business, Basis of Financial Statements and Summary of Significant Accounting Policies and Practices

(a)	Description of Business

FUJIFILM Electronic Materials Co., Ltd. (the “Company”), formerly FUJIFILM Arch Co., Ltd., was incorporated in Japan on July 29, 1983, under a joint venture agreement between Fuji Photo Film Co., Ltd. (“FUJI”) and Arch Specialty Chemicals, Inc. (“ASC”), (a subsidiary of Arch Chemicals, Inc. (“ARCH”)). On November 30, 2004, FUJI acquired the remaining 49 percent ownership interest that it did not already own in the Company from ASC and at the same time ARCH sold the majority of the operations of its Microelectronic Materials business (“AMM”) to FUJI. As a result of the acquisition transaction, the Company became a wholly owned subsidiary of FUJI and changed its corporate name to FUJIFILM Electronic Materials Co., Ltd. Prior to the transaction, FUJI had a 51 percent ownership interest and ASC had a 49 percent ownership interest in the Company. Upon acquisition of the AMM business FUJI contributed the net assets of AMM business in Hong Kong and Singapore principally consisting of accounts receivable, inventories and accounts payable to the Company at the then net book value of ¥316,792 thousand ($2,949,921), which is payable in cash to FUJI and is included in Short term loans - FUJI in the accompanying consolidated balance sheets. The operations of the AMM business in Hong Kong and Singapore are not material to the consolidated financial statements of the Company.

The Company manufactures and distributes photo-resist products for semiconductor devices and color resist products for color filter array incorporated in flat panel display devices and color imaging devices. The Company also distributes FUJI TAC WV films for liquid crystal display panels and other microelectronic materials used in the manufacturing process for semiconductor devices, color filter array, photo-mask making and printed wire board. The Company has a manufacturing plant in Japan and wholly owned subsidiaries in Taiwan and Korea, which have been established for on-site production and reinforcement of marketing activities. The Company also has wholly owned subsidiaries in Hong Kong and Singapore, which are engaged in the former AMM business.

Total revenue consisted of photo-resist products, color resist products, FUJI TAC WV films and other microelectronic materials, representing 25%, 37%, 30% and 8%, representing 22%, 32%, 39% and 7%, and representing 24%, 25%, 48% and 3%, respectively, of the total for the years ended March 31, 2003 (unaudited), 2004 and 2005. Approximately 65%, 70% and 83% of the revenues were generated outside Japan, principally in the following Asian countries, Taiwan, Korea, China and Singapore for the years ended March 31, 2003 (unaudited), 2004 and 2005, respectively.

(b)	Basis of Financial Statements

The accompanying consolidated financial statements as of and for the year ended March 31, 2003, and the related notes herein are unaudited and, in the opinion of management, include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the Unites States of America (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s consolidated financial statements as of and for the years ended March 31, 2004 and 2005. The Company maintains its books of account in conformity with financial accounting standards of Japan, and its foreign subsidiaries generally maintain their books of account in conformity with those of the countries of their domicile. The consolidated financial statements presented herein have been prepared in a manner and reflect certain adjustments which are necessary to conform them with U.S. GAAP. The major adjustments include those related to accounting for leases, post retirement benefits and accruals for certain expenses.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Financial statements prepared in accordance with U.S. GAAP that are furnished to the United States Securities and Exchange Commission (“SEC”) are generally required to record adjustments to the basis of assets and liabilities for the effect of the “push down” of consideration paid for substantially all of an entity’s equity. Pushdown adjustments reflect the difference between the historical carrying amount and fair value of assets acquired and liabilities assumed as evidenced by the consideration paid by third parties. On August 2, 2005, the SEC accepted the Company’s proposal to omit the effect of the pushdown adjustments on the basis that such adjustments would be neither appropriate nor meaningful. Accordingly, the accompanying consolidated financial statements do not reflect any adjustments for the pushdown of consideration paid to ASC by FUJI.

(c)	Principles of Consolidation

The consolidated financial statements include the financial statements of FUJIFILM Electronic Materials Co., Ltd., and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(d)	Foreign Currency Translation

The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into the reporting currency, using exchange rates in effect at the balance sheet date and income and expenses are translated using the average exchange rate prevailing during the year. Adjustments resulting from this translation process are accumulated in other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency receivables and payables are translated at the applicable current rates on the balance sheet date. All revenue and expenses associated with foreign currencies are converted at the rates of exchange prevailing when such transactions occur. The resulting exchange gains or losses are reflected in foreign currency transaction (gain) and loss, net in the consolidated statements of income.

(e)	Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(f)	Notes and Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Notes receivables are accepted as promissory notes in settlement for trade accounts receivable and also do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on past actual rates of bad debt losses and by examining the underlying financial conditions for receivables from companies that have or are expected to have serious problems in settlement of their payables.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(g)	Inventories

Inventories are stated at the lower of cost or market. The cost is determined principally on the average cost method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

(h)	Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are initially stated at the present value of minimum lease payments.

Depreciation on plant and equipment is calculated on the declining balance method, and depreciation on buildings is calculated on the straight-line method, over the estimated useful lives of the assets. The estimated useful lives of property, plant and equipment are as follows:

Buildings	5 - 40 years
Machinery and equipment	3 - 12 years
Vehicles, tools, furniture and fixtures	3 - 8 years

Plant and equipment held under capital leases are amortized on the declining-balance method over the shorter of the lease period or estimated useful lives of the assets.

Total depreciation expense for the years ended March 31, 2003 (unaudited), 2004 and 2005 was ¥1,054,217 thousand, ¥1,365,243 thousand and ¥1,415,304 thousand ($13,179,104), respectively.

(i)	Research and Development

Research and development are expensed as incurred. Research and development costs amounted to ¥1,513,604 thousand, ¥2,119,222 thousand and ¥2,344,032 thousand ($21,827,284) for the years ended March 31, 2003 (unaudited), 2004 and 2005, respectively, and are included in selling, general and administrative expenses in the consolidated statement of income.

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

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, carrying amount of inventories and deferred income tax assets, and assets and obligations related to employee benefits. Actual results could differ from those estimates.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(l)	Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

In the normal course of business, the Company frequently acts as an intermediary or agent in executing transactions with third parties. In these arrangements, the Company determines whether to report revenue based on the “gross” amount billed to the ultimate customer for goods or services provided or in the ”net” amount received from the customer after commissions and other payments to third parties. However, the amount of gross profit and net income are not affected by whether revenue is reported on a gross or net basis. Determining whether revenue should be reported gross or net is based on an assessment of whether the Company is acting as a “principal” or an “agent” in a transaction. Accordingly, to the extent that the Company is principal in a transaction, the Company reports revenue on a gross basis and to the extent that the Company acts as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement.

(m)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company’s long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value less costs to sell.

(n)	Employee Retirement Benefit

The measurement of pension costs and liabilities is determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Under SFAS No. 87, changes in the amount of either the projected benefit obligation or plan assets resulting from actual results different from that assumed and from changes in assumptions can result in gains and losses not yet recognized in the consolidated financial statements. Amortization of an unrecognized net gain or loss is included as a component of the net periodic benefit plan cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of (1) the projected benefit obligation or (2) the fair value of that plan’s assets. In such case, the amount of amortization recognized is the resulting excess divided by the average remaining service period of active employees expected to receive benefits under the plan. The expected long-term rate of return on plan assets used for pension accounting is determined based on the current expectations for future returns and actual historical long-term rate of returns on plan assets. The discount rate is determined based on the rates of return of high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(2)	US dollar amounts

Solely for the convenience of the reader, the amounts in the consolidated financial statements as of and for the year ended March 31, 2005 have been translated from Japanese yen, reporting currency, into U.S. dollars at the rate of ¥107.39 = U.S. $1.00, the exchange rate prevailing on March 31, 2005. The translation should not be construed as a representation that Japanese yen could be converted into U.S. dollars at this rate.

(3)	Inventories

Inventories at March 31, 2004 and 2005 consisted of the following:

	2004	2005	2005
	Thousands of Yen	Thousands of Yen	U.S. dollars

Merchandise goods	¥479,619	856,219	$7,972,986
Finished goods	520,244	1,032,117	9,610,923
Work in process	411,380	326,665	3,041,857
Raw materials	586,521	772,553	7,193,901
Packaging materials	165,203	144,738	1,347,779
	¥2,162,967	3,132,292	$29,167,446

(4)	Related Party

In conducting its business, the Company has executed various agreements with FUJI and ASC. These agreements provide for royalty payments by the Company, principally as follows:

(a)
Under a tripartite agreement among the Company, ASC and FUJI for licensing certain technology on photo-resist products, which allows the Company to manufacture and distribute the products by using technical information and patents held by ASC and FUJI, the Company is liable to pay a royalty ranging from 1% to 2% on net sales of the products to ASC and FUJI. The initial royalty agreement was terminated following FUJI’s acquisition of AMM in November 2004 and was replaced with a new agreement with similar terms between FUJI and the Company as of March 31, 2005.

(b)
Under a royalty agreement with FUJI in relation to the technology license agreement on color resist products, which have colored photosensitive liquid compositions containing pigment or dye, the Company and subsidiaries are liable to pay a royalty ranging from 1% to 2% on net sales of the products. The royalty agreement is effective thorough March 29, 2008.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(c)
Under a royalty agreement with ARCH in relation to the technology license agreement on polyimide products, the Company is liable to pay a royalty to ARCH on net sales of the products manufactured in its facility. In relation to the articles of the agreement for technical alliance, which the Company provides technical support on both facilities' products in the Company's sales territory, ARCH is liable to pay sales commissions to the Company on sales of the products which are directly sold to the customers by ARCH in the Company's sales territory. This agreement has been terminated following FUJI’s acquisition of AMM in November 2004.

The Company purchases raw materials used in its manufacturing operations and merchandise that it distributes from FUJI and its subsidiaries. The Company also sells its manufactured products to FUJI and its subsidiaries. Effective November 30, 2004 upon FUJI’s acquisition of AMM, all transactions with ARCH and its subsidiaries of a similar nature were terminated. The Company leases land and a portion of a building at its manufacturing facility from FUJI and a warehouse from one of FUJI’s subsidiaries. The amounts paid and received by the Company in connection with the aforementioned transactions are considered to be comparable to those amounts that would have been paid or received had such transactions been entered into on a similar basis with unrelated third parties.

Upon becoming a wholly owned subsidiary of FUJI, the Company became a part of the group finance program, which is managed by FUJI and requires the Company to obtain working capital financing and other credit enhancements from the group finance program. Although FUJI and the Company have not as of yet entered into a formal contract, the Company has access to the funding available for the group companies under the program. The following table is a summary of balances of receivables and payables as of March 31, 2004 and 2005 and transactions during the years ended March 31, 2003 (unaudited), 2004 and 2005:

	2004	2005	2005
	Thousands of Yen	Thousands of Yen	U.S. dollars
Accounts receivable:
FUJI and its subsidiaries	¥27,265	755,154	$7,031,884
ARCH and its subsidiaries	696,350	―	―

Accounts payable:
FUJI and its subsidiaries	¥4,756,415	7,242,632	$67,442,332
ARCH and its subsidiaries	195,564	―	―

Short term loans -FUJI (note 6)	¥900,000	2,500,000	$23,279,635
Long term loans -FUJI (note 7)	2,430,000	―	―

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

	(Unaudited) 2003	2004	2005	2005
	Thousands of Yen	Thousands of Yen	Thousands of Yen	U.S. dollars
FUJI and its subsidiaries:
Sales	¥201,087	126,133	786,340	$7,322,283
Commission revenue	―	―	5,655	52,659
Inventory purchases	6,034,137	11,382,922	18,484,798	172,127,740
Royalty expenses	288,293	281,966	315,133	2,934,472
Building and land leases payments (note 5)	100,739	159,137	77,797	724,434
Interest expenses	9,579	16,851	16,170	150,573
Warehousing and related charges	337,248	400,902	477,669	4,447,984

ARCH and its subsidiaries:
Sales	¥839,433	1,512,074	1,657,220	$15,431,791
Commission revenue	3,915	8,993	9,398	87,513
Inventory purchase	805,099	780,488	559,233	5,207,496
Royalty expenses	53,166	68,622	35,914	334,426

(5)	Leases

The Company is obligated under capital leases covering certain equipment that expire at various dates during the next 5 years. At March 31, 2004 and 2005, the gross amount of equipment and related accumulated amortization included in property, plant and equipment recorded under capital leases were as follows:

	2004	2005	2005
	Thousands of Yen	Thousands of Yen	U.S. dollars

Machinery and equipment	¥405,022	299,175	$2,785,874
Less accumulated amortization	(283,465)	(222,810)	(2,074,774)
Net	¥121,557	76,365	$711,100

Amortization of assets held under capital leases is included with depreciation expense.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2005 are:

	Capital leases		Operating leases
	Thousands of Yen	U.S. dollars	Thousands of Yen	U.S. dollars
Year ending March 31:
2006	¥60,328	$561,766	¥512,605	$4,773,303
2007	52,368	487,643	401,552	3,739,194
2008	7,953	74,057	309,215	2,879,365
2009	3,965	36,922	307,685	2,865,118
2010	2,642	24,602	295,739	2,753,878
Net minimum lease payments	127,256	1,184,990	¥1,826,796	$17,010,858
Less amount representing interest (at rates ranging from 2.1% to 2.2%)	(5,518)	(51,383)
Present value of net minimum capital lease payments	121,738	1,133,607
Less current installments of obligations under capital leases	57,623	536,577
Obligations under capital leases, excluding current installments	¥64,115	$597,030

The Company has no capital lease arrangements with related parties and has operating lease arrangements with related parties (note 4).

Rental expense under operating leases including those that are cancelable for the years ended March 31, 2003 (unaudited), 2004 and 2005 amounted to ¥254,410 thousand, ¥241,258 thousand and ¥502,235 thousand ($4,676,739), respectively, including rental payments made to FUJI and its subsidiaries (note 4).

(6)	Short-Term loans

Short term loans at March 31, 2004 and 2005 consists of the following:

	2004	2005	2005
	Thousands of Yen	Thousands of Yen	U.S. dollars
Loans due to FUJI with interest rate at 0.40% through 0.44% (note 4)	¥900,000	2,500,000	$23,279,635
Unsecured bank loans	965,811	—	—
Overdraft	100,000	—	—
	¥1,965,811	2,500,000	$23,279,635

The weighted-average annual interest rate on short-term loans outstanding at March 31, 2004 and 2005 was 0.66% and 0.41%, respectively.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(7)	Long-Term loans

Unsecured long-term loans payable at March 31, 2004 consisted of the following:

Thousands of Yen
Due September 2004, with interest rate at 0.62% - FUJI	300,000
Due March 2005, with interest rate at 0.78% - FUJI	300,000
Due March 2005, with interest rate at 0.52% - FUJI	180,000
Due September 2005, with interest rate at 0.59% - FUJI	150,000
Due March 2006, with interest rate at 0.61% - FUJI	1,500,000
Total	2,430,000
Less current portion	780,000
Long term loans excluding current portion	¥1,650,000

Unsecured long-tem loans payable were repaid in full during the year ended March 31, 2005.

(8)	Income Taxes

The Company is subject to a national corporate tax of 30%, an inhabitant tax of 6.15% and a deductible business tax of 10.08%, which in the aggregate resulted in a statutory income tax rate of approximately 42% for each of the years in the two-year period ended March 31, 2004. On March 24, 2003, the Japanese Diet approved the Amendments to Local Tax Law, which reduced standard business tax rates from 9.60% to 7.68% and levied an additional business tax based on corporate size effective for fiscal years beginning on April 1, 2004. Consequently, the combined statutory tax rate has been lowered to approximately 40.6% effective for deferred tax assets and liabilities expected to be settled or realized commencing April 1, 2004 and the effect of the tax rate change of ¥1,769 thousand and ¥11,907 thousand were charged to income taxes for the years ended March 31, 2003 and 2004, respectively. The foreign subsidiaries are subject to taxes based on income at rates from 20% to 29.7%.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Domestic and foreign components of income before income tax expense and current and deferred income tax expenses (benefits) for the years ended March 31, 2003 (unaudited), 2004 and 2005 are as follows:

	Domestic	Foreign	Total
	Thousands of Yen
2003 (unaudited):
Income before income taxes	¥1,708,623	268,444	1,977,067
Income taxes:
Current	¥750,000	3,336	753,336
Deferred	(47,643)	2,805	(44,838)
	¥702,357	6,141	708,498

	Domestic	Foreign	Total
	Thousands of Yen
2004:
Income before income taxes	¥2,970,833	441,425	3,412,258
Income taxes:
Current	¥1,273,692	105,394	1,379,086
Deferred	(105,734)	13,910	(91,824)
	¥1,167,958	119,304	1,287,262

	Domestic	Foreign	Total
	Thousands of Yen
2005:
Income before income taxes	¥4,012,574	909,360	4,921,934
Income taxes:
Current	¥1,360,057	210,517	1,570,574
Deferred	84,245	6,599	90,844
	¥1,444,302	217,116	1,661,418

	Domestic	Foreign	Total
	U.S. dollars
2005:
Income before income taxes	$37,364,503	8,467,828	45,832,331
Income taxes:
Current	$12,664,652	1,960,304	14,624,956
Deferred	784,477	61,449	845,926
	$13,449,129	2,021,753	15,470,882

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the differences between the Japanese statutory tax rate and the effective tax rates for the years ended March 31, 2003 (unaudited), 2004 and 2005 is as follows:

	(Unaudited) 2003	2004	2005

Statutory tax rate	42.0%	42.0%	40.6%
Increase (decrease) in income taxes resulting from:
Entertainment expenses	0.7	0.5	0.9
Tax credits - R&D and other	(2.1)	(4.6)	(4.5)
Changes in tax rates	(0.1)	(0.3)	—
Difference in statutory tax rates of foreign subsidiaries	(2.3)	(2.2)	(2.8)
Other	(2.4)	2.3	(0.4)
Effective tax rates	35.8%	37.7%	33.8%

The significant components of deferred tax assets and liabilities at March 31, 2004 and 2005 are as follows:

	2004	2005	2005
	Thousands of Yen	Thousands of Yen	U.S. dollars
Deferred tax assets:
Enterprise tax	¥108,610	61,464	$572,344
Accrued expense	172,489	173,692	1,617,395
Inventory	50,558	50,728	472,372
Property, plant and equipment Capital leases	49,157 25,482	47,120 8,772	438,774 81,684
Other	35,337	18,208	169,550
Total deferred tax assets	441,633	359,984	3,352,119
Deferred tax liabilities:
Prepaid pension expenses	(22,153)	(31,021)	(288,863)
Undistributed earnings of foreign subsidiaries	(44,542)	(44,542)	(414,769)
Other	(220)	(472)	(4,395)
Total deferred tax liabilities	(66,915)	(76,035)	(708,027)
Net deferred tax assets	¥374,718	283,949	$2,644,092

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

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

At March 31, 2005, the Company did not recognize deferred tax liabilities of ¥94,060 thousand ($875,873) on a certain portion of the undistributed earnings of the Company’s foreign subsidiaries because these earnings are deemed to be permanently reinvested. At March 31, 2005, the undistributed earnings not subject to deferred tax liabilities were ¥601,491 thousand ($5,600,996).

(9)	Employee Retirement and Severance Benefits

Employees of the Company who terminate their employment are entitled to lump-sum payments and/or pension payments determined by reference to their basic rate of pay, length of service and the conditions under which termination occurs. The Company also has a funded noncontributory defined benefit pension plan whose assets are maintained at a trust bank and an insurance company. The pension benefits are determined based on years of service and compensation as stipulated in the pension plan’s regulation.

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

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Reconciliations of beginning and ending balances of the pension benefit obligations and the fair value of the plan assets are as follows:

	2004	2005	2005
	Thousands of Yen	Thousands of Yen	U.S. dollars
Change in benefit obligations
Benefit obligations at beginning of year	¥383,749	384,932	$3,584,431
Service cost	42,832	45,294	421,771
Interest cost	4,283	5,774	53,767
Actuarial gain (loss)	1,475	(15,804)	(147,165)
Benefits paid	(47,407)	(17,768)	(165,453)
Benefit obligations at end of year	384,932	402,428	3,747,351

Change in plan assets
Fair value of plan assets at beginning of year	306,725	417,187	3,884,784
Contributions	54,707	42,942	399,870
Benefits paid	(141)	(191)	(1,779)
Actual return on plan assets	55,896	19,445	181,069
Fair value of plan assets at end of year	417,187	479,383	4,463,944

Funded Status	32,255	76,955	716,593

Unrecognized prior service costs and actuarial (gain) loss	1,475	(13,947)	(129,872)
Unrecognized gain	(41,491)	(51,341)	(478,080)
Net amount recognized	¥(7,761)	11,667	$108,641

Pension expense for each of the two year period ended March 31, 2005 included the following:

	2004	2005	2005
	Thousands of Yen	Thousands of Yen	U.S. dollars

Service cost	¥42,832	45,294	$421,771
Interest cost	4,283	5,774	53,767
Expected return on plan assets	(7,055)	(9,595)	(89,347)
Net amortization and deferral	2,082	-	-
	¥42,142	41,473	$386,191

Prepaid (accrued) benefit cost recognized in the consolidated balance sheets	¥(7,761)	11,667	$108,641

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The accumulated benefit obligation for the pension plan was ¥360,397 thousand and ¥372,454 thousand ($3,468,237) at March 31, 2004 and 2005, respectively.

Weighted-average assumptions used to determine benefit obligations at March 31, 2004 and 2005 were as follows:

	2004	2005

Discount rate	1.5%	1.5%
Expected long-term rate of return on plan assets	2.3%	2.3%
Rate of compensation increase	2.0%	2.0%

Weighted-average assumptions used to determine net benefit cost for the years ended March 31, 2004 and 2005 were as follows:

	2004	2005

Discount rate	1.5%	1.5%
Expected long-term rate of return on plan assets	2.3%	2.3%
Rate of compensation increase	2.0%	2.0%

The Company’s overall expected long-term rate of return on assets is 2.3 percent. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.

Measurement date:
The Company’s measurement date for its plan is March 31.

	(unaudited)
	2003	2004	2005	2005
	Thousands of yen	Thousands of yen	Thousands of yen	U.S. dollars
Benefit cost	¥225,644	42,142	41,473	$386,188
Employer contributions	49,747	54,707	42,942	399,870
Benefits paid	32,917	47,407	48,778	454,214

The funding policy to make actuarially determined contributions to provide the plans with sufficient assets to meet future benefit payments.

Plan Assets

The weighted-average asset allocation of the Company’s pension assets at March 31, 2004 and 2005 were as follows:

Asset Category	2004	2005
Equity securities	51%	51%
Debt securities	40%	41%
Other	9%	8%
Total	100%	100%

The Company’s investment policies and strategies for the pension do not use target allocations for the individual asset categories. The Company’s investment goals are to maximize returns subject to specific risk management policies and to provide the plans with sufficient assets to meet future benefit payment requirements.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Cash Flows
Contribution:
The Company expects to contribute ¥51,829 thousand ($482,624) to its plan in the year ending March 31, 2006.

Estimated future benefit payments:
The following benefits payments, which reflect expect future service, as appropriate, are expected to be paid:

Year ending March 31:	Thousands of Yen	U.S. dollars
2006	¥45,700	$425,552
2007	25,200	234,659
2008	30,200	281,218
2009	47,800	445,107
2010	24,200	225,347
	¥173,100	$1,611,883

Defined contribution plan

Since April 1, 2003, the Company has also sponsored a defined contribution pension plan for all employees and certain directors who are under the age of 60. Contribution amount is calculated as 2.3% of adjusted salary subject to a regulatory limit of JPY 18,000 per month for each employee or director. The Company funds the calculated pension contribution costs monthly. No contributions are made by eligible participants. For the years ended March 31, 2004 and 2005, the Company funded ¥12,215 thousand and ¥13,145 thousand ($122,404), respectively, for the plan.

(10)	Shareholders’ equity

The Commercial Code of Japan (the “Code”) provides that earnings in an amount equal to at least 10% of appropriations of retained earnings that are paid in cash shall be appropriated as a legal reserve until an aggregated amount of capital surplus and the legal reserve equals 25% of stated capital. The Code imposes certain limitations on the amount of retained earnings available for dividends, which is based on the amount recorded in the Company’s non-consolidated books of account in accordance with financial accounting standards of Japan. Under the Code, the maximum amount of retained earnings available for dividends in the Company’s non-consolidated books of account under the Code at March 31, 2005 was ¥6,691,850 thousand ($62,313,530). Certain foreign subsidiaries are also required to appropriate their earnings to legal reserves under the laws of the respective countries. During the year ended March 31, 2005, earnings of ¥33,038 thousand ($307,645) was appropriated as legal reserve for a foreign subsidiary.

(11)	Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2004 and 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

	March 31, 2004		March 31, 2005
	Carrying amount	Fair value	Carrying amount	Fair value
	Thousands of Yen		Thousands of Yen
Financial assets:
Cash and cash equivalents	¥2,659,622	2,659,622	1,456,707	1,456,707
Trade accounts and notes receivable	7,207,092	7,207,092	8,156,674	8,156,674

Financial liabilities:
Accounts and notes payable	¥8,050,118	8,050,118	9,875,529	9,875,529
Short term loans	1,965,811	1,965,811	2,500,000	2,500,000
Accrued expenses	1,240,407	1,240,407	1,492,442	1,492,442
Income taxes payable	1,054,672	1,054,672	1,060,671	1,060,671
Long-term-debt	2,430,000	2,415,326	—	—

	March 31, 2005
	Carrying amount	Fair value
	U.S. dollars
Financial assets:
Cash and cash equivalents	$13,564,643	13,564,643
Trade accounts and notes receivable	75,953,757	75,953,757

Financial liabilities:
Accounts and notes payable	$91,959,484	91,959,484
Short term loans	23,279,635	23,279,635
Accrued expenses	13,897,403	13,897,403
Income taxes payable	9,876,813	9,876,813

The carrying amounts shown in the table are included in the accompanying consolidated balance sheets.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts and notes receivable, short-term loans, accounts and notes payable, accrued expenses and income taxes payable:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt: The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers.

FUJIFILM Electronic Materials Co., Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

(12)	Commitments and Contingencies

Commitments outstanding at March 31, 2005 for purchases of property, plant and equipment amounted to ¥89,429 thousand ($832,750).

The Company was contingently liable relating to ¥61,616 thousand ($573,759) of export bills of exchange discounted with banks in the ordinary course of business at March 31, 2005.

The Company guarantees certain indebtedness of others. At March 31, 2005, the maximum potential amount of future payments the Company could be required to make under the guarantee was ¥306,193 thousand ($2,851,225), of which ¥277,740 thousand represents guarantee of bank loans of an affiliate company. The maximum potential amount of undiscounted future payments the Company could be required to make, which would be required in the event of default by the affiliate company, is ¥277,740 thousand at March 31, 2005. As of March 31, 2005, no amount has been accrued for any estimated losses under the obligations, as it is probable that the affiliate company will be able to make all scheduled payments.

(13)	Business and Credit Concentrations

The Company manufactures its products and also purchased inventory from FUJI and ARCH, and sells products to domestic and foreign customers. The Company continues to purchase inventory from FUJI but no longer purchases inventory from ARCH since the acquisition transaction occurred in November 2004. Sales to the top 5 customers accounted for 65%, 64% and 65% for the year ended March 31, 2003 (unaudited), 2004 and 2005, respectively. Related account receivables to top 5 customers accounted for 57% at March 31, 2004 and 2005. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company has one significant customer, Opitimax Technology Corporation located in Taiwan which accounted for approximately 30%, 38% and 47% of total sales for the year ended March 31, 2003 (unaudited), 2004 and 2005, respectively, and accounted for approximately of 36% and 45% of account receivables at March 31, 2004 and 2005, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

	By	/s/ STEVEN C. GIULIANO
Date: December 15, 2005		Controller

EXHIBIT INDEX FOR FORM 10-K/A

23.1	Consent of KPMG AZSA & Co.

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.