Form 10-K
period 2005-12-31
ARCH CHEMICALS INC
filed 2006-03-03
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑.

As of June 30, 2005, the aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant was approximately $587,739,960.

As of January 31, 2006, 23,919,584, shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Arch’s 2006 Annual Meeting of Shareholders	Part III

FORM 10-K

PART I

Item 1.	Business

General

Arch Chemicals, Inc. (“Arch”, the “Company” or “We”) is a global biocides company providing innovative, chemistry-based solutions to control the growth of harmful microbes. Our concentration is in water, hair and skin care products, pressure-treated wood, paints and building products, and health and hygiene applications. The principal business segments in which the Company competes are Treatment Products and Performance Products. The Company’s ability and willingness to provide superior levels of technical service, regulatory expertise and customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the core skills on which the Company relies to serve its global markets and customers.

The Company was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation (“Olin”) for the purpose of effecting a tax-free distribution of Olin’s Specialty Chemical Businesses (“Distribution”) to the shareholders of Olin. The Distribution occurred on February 8, 1999 (“Distribution Date”) upon which the Company became a separate, independent, publicly-held company.

The term “Company” or “We” as used in Parts I and II of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise. The Company’s products and services described in this Report may be sold, distributed, manufactured or provided by Arch Chemicals, Inc. or by one or more of its subsidiaries, affiliates, or joint ventures.

The Company makes available through its Internet website, which is located at http://www.archchemicals.com, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company does not charge any fees to view, print or access these reports on its website through the Internet. Interested persons may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website, located at http://www.sec.gov, that contains reports, proxy statements and other information regarding registrants, such as the Company, that file electronically with the SEC.

2005 Events

On March 29, 2005, the Company was notified that it had been awarded a 20-year contract by the U.S. Government for approximately $149 million for the production, storage, distribution and handling of hydrazine-based propellants for the U.S. government. The terms of the award call for an initial 10-year supply contract beginning in April 2005, followed by two five-year renewal terms at the option of the government. The Company will utilize its existing hydrazine production facility in Lake Charles, Louisiana to provide products and services under this contract. For more than 50 years, Arch has served as the sole U.S. supplier of hydrazine propellants.

On November 30, 2005, the Company completed the divestiture of its 50 percent share in Planar Solutions to FUJIFILM Electronic Materials U.S.A., Inc., a U.S. subsidiary of Fuji Photo Film Co., Ltd., for $10 million in cash and the assumption of approximately $7 million of guarantees of the joint venture’s debt. Planar Solutions, a joint venture with Wacker Chemical Corporation for the production of chemical mechanical planarization (“CMP”) slurries sold to semiconductor manufacturers, has manufacturing and customer-support facilities in Adrian, Michigan, and Mesa, Arizona.

On December 28, 2005, the Company purchased the remaining 50 percent share of Nordesclor S.A. (“Nordesclor”) from its joint venture partner, an affiliate of the Votorantim Group, a large Brazilian industrial conglomerate. The business produces calcium hypochlorite, a dry sanitizer which it markets under the HTH® brand for use in residential and commercial swimming pools. The sanitizer is also used to treat drinking water and to purify water under the Hypocal® brand used in industrial applications, such as the fish farming industry and food disinfection applications. The total cash purchase price was $16 million and is subject to a post-closing working capital adjustment and up to a $2 million contingent payment based upon future performance of the acquired business. Located in Igarassu, Brazil, Nordesclor is a leading supplier to the sizeable Brazilian swimming pool market and the sole producer of calcium hypochlorite in Latin America.

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

HTH Water Products. The Company sells chemicals and equipment on a worldwide basis for the sanitization and treatment of residential and commercial pool and spa water, drinking water and water used in industrial applications. The Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. The Company’s pool chemical products are sold primarily under the widely-recognized HTH® brand name, the POOLIFE® brand name and the Baquacil® and Baqua Spa® brand names. The Company also sells commercial pool products under the Pulsar® brand name. The Company’s water chemical products are also distributed as private label brands. In addition to PHMB-, calcium hypochlorite- and chlorinated isocyanurate-based water sanitizing chemicals, the Company sells ancillary chemicals and accessories for the maintenance of residential and commercial pools, such as algaecides, clarifiers and test strips. The Company is a leading worldwide producer of calcium hypochlorite with various concentrations of available chlorine. The Company has a competitive advantage through ownership of several patents covering the manufacture and use of pool chemicals and equipment, as well as through the ownership of strong brand names. The Company is a major manufacturer and seller of PHMB-based pool and spa treatment chemicals in the U.S. The pool and spa products acquired from Avecia are sold primarily to U.S. pool and spa owners through an extensive network of authorized, independent retailers, rather than through mass market retailers.

The Company’s water products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company is working to expand its presence in the municipal and industrial water market both domestically and internationally.

In 2005, approximately 70% of the Company’s water products sales were within North America, and the remaining 30% were throughout the rest of the world. In North America, the Company sells water chemical products to retail merchants and to pool dealers. In 2005, the Company acquired all of its joint venture partner’s interest in Nordesclor S.A., its Brazilian joint venture that manufactures and distributes calcium hypochlorite and other water products to local markets there. The Company’s Brazilian subsidiary, Arch Quimica Brasil Ltda., manufactures and distributes other water chemical products in Brazil and other South American countries.

In Europe, the Company manufactures and sells chemicals and equipment and accessories for pools and spas mainly through its wholly owned subsidiary Arch Water Products France, S.A.S., located in France. In South Africa, the Company manufactures and sells chemicals and equipment and accessories for pools and spas mainly through its wholly owned subsidiary Arch Water Products South Africa (Proprietary) Limited.

Personal Care and Industrial Biocides. The Company is a leading global supplier of biocides for preservation of industrial and consumer products. It manufactures biocides that control dandruff on the scalp and, in various other applications, the growth of micro-organisms, particularly fungi and algae. The Company also develops, manufactures and markets biocides for anti-bacterial applications. All biocide products are marketed under well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. A large portion of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing active concentrations, forms and salts, and the Company believes it is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate (“IPBC”), a broad-spectrum fungicide, and serve the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. The acquisition of the Avecia protection & hygiene business in 2004 expanded the Company’s molecule offerings to include two well-established molecules — 1,2 benzisothiazolin (“BIT”) and PHMB. The Company is the leading supplier of BIT and PHMB into the global biocides market and now supplies biocides used in health and hygiene applications. Biocides make up a small portion of the content of the customer’s end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation’s other components. Meeting the biocide customer’s needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company’s ability to meet these needs makes it a preferred supplier in the biocides market. It is also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency registrations for metalworking fluids, coatings and antifouling paints. In 2005, the Company obtained U.S. Environmental Protection Agency (“U.S. EPA”) registration for its Purista® brand biocide, which is based on PHMB, for use in textiles. The Company also participates in the personal care market with actives and functional ingredient products sold primarily to manufacturers in the global cosmetic, toiletries and personal care industries. It provides these customers with biotechnological active ingredients, delivery systems, proteins, botanicals and functional ingredients, primarily for use in skin and hair care formulations.

Wood Protection and Industrial Coatings. The Company is a leading producer of wood treatment chemical solutions that enhance the properties of wood. The products sold by the Company are critical to the performance and value of the end-use products. Its wood preservatives and fire retardants are sold under the brand names Wolman®, Dricon®, Tanalith®, Vacsol®, and Resistol® in markets around the world. These products protect wood against rot, fungal decay, or termites and other insects or retard the combustibility of wood. The principal customers are sawmills and treaters of softwoods that require chemical treatment, thus giving softwoods the performance of naturally durable wood species in service. In the U.S. and Canada, the majority of the customers are licensed wood treaters that operate under guidelines and standards established by the Company. The program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. The Company’s customers sell their wood-treated products into the construction, utility, residential and agricultural markets. In 2005, the Good Housekeeping Institute announced that Wolmanized® Residential Outdoor® Wood, a product which is dependent on the Company’s patented copper-azole (Wolman® E) chemistry, earned the Good Housekeeping Seal. This wood is used in decks, gazebos, walkways, landscaping and other exposed projects. As a result of voluntary regulatory changes, the Company has transitioned from its chromated copper arsenate (“CCA”) wood preservative to a new generation of wood preservatives for use in non-industrial applications. Growing consumer preferences and the availability of alternative products have moved the industry to CCA-substitute products. The Company responded to such transition by offering its Wolman® E and Tanalith® E patented products to treaters servicing this major segment of the industry. The Company continues to supply CCA for industrial purposes such as the treatment of wood used in marine pilings, utility poles and highway materials.

The Company owns 49% of a joint venture with Koppers Industries, Inc., based in Pittsburgh, Pennsylvania, for the manufacture and distribution of wood treatment chemicals to the Australian and Asia-Pacific markets.

The Company also manufactures and sells a wide range of industrial coatings for a variety of applications for wood and other materials in markets primarily located in Europe. These finishes are primarily industrial- or consumer-applied products for the surface decoration and protection of wood, including stains, polyester- and polyurethane-based coatings, and water-based coatings and UV systems that incorporate new technology. These coatings products are sold primarily under the brand names Sayerlack® and Linea Blu®. The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. The Company believes it is a market leader in France, and has a strong presence in several other areas of Europe, including the strategic Italian market and the United Kingdom. The Company also has operations in Spain and sales and technical support facilities in the U.S., China and Singapore that support sales efforts in North America and Asia. The major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key to the growth of this business. As a result, the Company has many long-standing customers and its customer base includes many of the leading furniture and joinery manufacturers in Europe.

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

The Company’s performance urethane products business includes flexible polyols, specialty polyols, urethane systems, and glycols and glycol ethers. Specialty polyols, which are used as ingredients for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company’s Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycols and glycol ethers for use as ingredients in cleaners, personal care products and antifreeze, and provides custom manufacturing of specialty chemicals for a small group of companies. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company’s wholly owned Venezuelan subsidiary, Arch Quimica Andina, C.A., for South American markets.

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

The Company supplies propellant grade hydrazine and hydrazine derivatives for use as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. These propellant grade hydrazine products include Ultra Pure™ hydrazine (“UPH”), anhydrous hydrazine (“AH”), unsymmetrical dimethyl hydrazine (“UDMH”), monomethyl hydrazine (“MMH”) and hydrazine fuel blends. In March 2005, the U.S. Government awarded the Company a long-term contract for the production, storage, distribution and handling of its hydrazine-based propellants. This contract replaced an earlier contract which expired in April 2004. Full scale production and product delivery under this new contract is not expected until 2007. In addition to space-related applications in satellites and launch vehicles, auxiliary power from hydrazine-driven units is supplied to the

NASA Space Shuttle for maneuvering its rocket engine nozzles and for operating valves, brakes and landing gear on the Shuttle Orbiter. Emergency power from hydrazine is also provided to jet aircraft such as the F-16 to operate electrical and hydraulic units in the event of an engine flameout. The Company also supplies special packaging containers including cylinders to improve the safe handling and storage of propellants and to reduce launch costs.

Customers

The Company’s customer base is diverse and includes pool and spa retailers, world-renowned consumer product companies, major big box retailers, furniture manufacturers, national and regional chemical and equipment distributors, wood treaters, sawmills, other chemical manufacturers and the U.S. Government. No single customer has accounted for more than 10% of the Company’s total annual sales in 2005 and 2004. One customer in the Treatment products segment did account for slightly over 10% of 2003 total sales of the Company. A significant portion of sales of the treatment products segment (approximately 17% in 2005 and 2004) is dependent upon two customers, one customer accounting for a significant portion of the sales of the HTH water products business and the other customer accounting for a significant portion of the sales of the personal care and industrial biocides businesses. For additional information about customers, see the information under the caption “Business and Credit Concentrations” in Item 7 of this Report.

Raw Materials and Energy

The Company utilizes a variety of raw materials in the manufacture of products for its businesses. Outlined below are the principal raw materials for the product businesses. The majority of the Company’s raw material requirements are purchased and many are provided under the terms and conditions of written agreements. Overall, principal raw materials have historically been generally readily available to the Company as a whole.

Treatment Products. The principal raw materials for HTH water products include chlorine, caustic soda, lime and chlorinated isocyanurates. For other pool chemicals, the primary raw material is cyanamide liquor.

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

Electricity for the Company’s manufacturing facilities is mostly supplied to the Company by public or government utilities while other third parties supply it at shared sites. Natural gas used for steam production is an important energy source for many of the Company’s U.S. manufacturing sites, particularly its Brandenburg, Kentucky facility, and is purchased from multiple suppliers.

Research and Development and Patents

The Company’s research activities are conducted at several sites including Cheshire, Connecticut; New Castle, Delaware; South Plainfield, New Jersey; Conley, Georgia; Blackley, England; and Pianoro, Italy. Company-sponsored research expenditures were $21.2 million in 2005, $15.4 million in 2004 and $11.7 million in 2003.

In general, intellectual property is important to the Company, but no one technology, patent or license or group thereof related to a specific process or product is of material importance to the Company as a whole.

The Company believes that its broad patent portfolio in the treatment products segment provides a sustainable competitive advantage for the treatment chemical businesses.

The Company has a significant patent portfolio related to HTH water products that includes 36 U.S. patents and numerous foreign counterpart patents. Three of these U.S. patents are for the technology relating to the manufacture of J3™ calcium hypochlorite, which enables the Company to produce calcium hypochlorite with superior dissolving characteristics, and are materially important to the HTH water products business. Two of these three patents expire in 2009 and the other expires in 2010. Most of the remaining patents continue at least until 2012. Another significant patent, which expires in 2015, is for the multi-functional formulated trichloro-isocyanuric (“trichlor”) tablets. These multifunctional tablets offer enhanced benefits to the Company’s water treatment customers as distinguished from basic pure trichlor tablets. The Company has five other material U.S. composition patents for formulated pool chemical products that provide the Company with advantages in product shipping and storage. Of these five composition patents, one expires in 2008, one in 2009, one in 2022 and two in 2023. The other patents cover manufacturing processes, other multifunctional formulated products, and chemical feeder systems for residential/commercial pool and municipal water treatment applications. The Company has recently been awarded a patent covering a dissolving chamber design for chlorinator systems.

The Company has an expansive biocides patent portfolio that includes 61 U.S. patents, including process, composition and application patents and numerous foreign counterpart patents. The Company’s biocides business holds several U.S. patents relating to antifouling additives for paints. These patents expire in 2010 and 2012. A substantial majority of the Company’s other biocides patents do not expire until after 2012. Patents for the Company’s key targeted growth areas in its marine antifouling paint and building product biocides businesses include those relating to small particle copper pyrithione process for stable biocide dispersions, gel-free paint containing zinc pyrithione, and “in-can” and “dry film” antimicrobial coating compositions. Biocide patents supporting the Company’s personal care ingredients business include those relating to non-spherical and non-platelet crystalline forms of zinc pyrithione and a method for producing distinct particles of pyrithione salts.

With respect to its wood protection business, the Company owns two significant U.S. composition of matter patents. These patents include one for an additive to the Company’s wood preservative chromated copper arsenate (“CCA”) that improves the climbability of utility poles. This patent expires in 2008. The other is a patent on the Company’s new preservative formulation (WOLMAN® E and Tanalith® E) which expires in 2014. The Company’s patent portfolio also includes patents, both granted and pending, covering fire retardant and other wood preservation technologies.

The Company owns two patents covering processes for producing Ultra Pure™ hydrazine, the world’s purest grade of anhydrous hydrazine, which makes it the preferred propellant for monopropellant satellite thruster applications. These patents expire in 2006. The Company does not expect the expiration of these hydrazine patents to have a material adverse effect on its business.

Seasonality

The Company as a whole usually experiences its highest sales and profits in the second quarter primarily due to sales of its HTH water products line in that quarter. The purchase of water treatment products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. The HTH water products business principally distributes directly to retail merchants. Sales of these products are strongest in the second and third quarters with the second quarter being the quarter with the most sales of these products. In addition, the weather can also have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales.

Backlog

The amount of backlog orders is immaterial to the Company as a whole and to any particular segment.

U.S. Government Contracts and Other Regulatory Matters

In 2005, the Company obtained a 20-year contract, valued at $149 million, with the Defense Energy Support Center (“DESC”) for the production, storage and distribution and handling services of its hydrazine-based propellants products. The Company will begin receiving monthly maintenance fee payments in the first quarter of 2006 under this new, long-term contract. Full-scale production is not scheduled to begin until 2007. The terms of the contract call for an initial 10-year supply contract beginning in 2005, followed by two five-year renewal terms at the option of the government. Arch will utilize its existing hydrazine production facility in Lake Charles, Louisiana, to provide products and services under this contract. The contract provides that the U.S. Government may terminate the contract for convenience with a termination fee to be negotiated by the parties at time of termination. In February 2004, the Company was awarded a twenty-five month contract valued at $11.9 million, with the DESC for Ultra Pure™ hydrazine. The contract began January 1, 2005 and will provide fuel for future satellite programs. This contract may also be terminated for convenience of the U.S. Government.

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

In addition to governmental regulations affecting government contractors, the Company, as a chemical manufacturer is subject to numerous other regulations regarding the sale of its products. Several of the Company’s products are registered with U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and as such are subject to various regulations regarding use and disclosure requirements. FIFRA covers the sale, distribution and use of the Company’s biocides. This law requires that all biocides be registered by the U.S. EPA prior to sale or distribution, and that the safety of the Company’s biocides be supported by EPA required data. Additionally, FIFRA provides for the periodic re-registration of biocides, which insures that all data supporting registrations meet current guidelines. In addition to the U.S. EPA, each of the various states requires that biocides be registered by the relevant state regulatory agency prior to sale and distribution in that state. In addition, in Europe, the Company’s biocide products are subject to the European Biocidal Products Directive which requires the re-registration of all biocide products. See Risk Factors in Item 1A of this Report for additional information.

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

Export Sales

The Company’s export sales from the U.S. to unaffiliated customers were $98.9 million in 2005, $76.2 million in 2004 and $68.6 million in 2003. For financial information about geographic areas, see Note 18 of Notes to the Consolidated Financial Statements contained in Item 8 of this Report.

Employees

As of December 31, 2005, the Company had approximately 2,725 employees, approximately 1,450 of whom were working in foreign countries. In addition, the Company also employed at such date approximately 300 seasonal or temporary employees, primarily in the HTH water products business. Approximately 170 of the hourly paid U.S. employees of the Company located at its Brandenburg, Kentucky; Conley, Georgia; and Lake Charles, Louisiana facilities are represented for purposes of collective bargaining by several different labor organizations, and the Company is party to eight labor contracts relating to such employees. These labor contracts extend for three-, four- and five-year terms and expire in the years 2006, 2007 and 2011. The six union contracts at its Brandenburg facility were renewed in January 2006 for a five-year term. Certain European employees are also represented by unions in various countries. As of December 31, 2005, in the U.K. and Ireland, approximately 72 employees were covered under different labor organizations with employment terms that expire in about one year and in Italy, approximately 290 employees are covered under collective bargaining arrangements with employment terms that expire in 2008. Generally speaking, in other European countries applicable labor agreements are statutory. In South Africa, approximately 60 employees belong to unions with labor terms negotiated annually. In Venezuela and Brazil, the Company has a total of approximately 300 employees subject to collective bargaining agreements, which are negotiated annually. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.

Responsible Care® Commitment

First adopted as a condition of membership by the American Chemistry Council (“ACC”) in 1988, the Responsible Care® initiative was developed to encourage member companies to continuously improve their performance in the realms of health, safety and the environment.

The ACC’s Responsible Care® initiative encompasses seven critical performance areas: employee health and safety, pollution prevention, manufacturing process safety, security, distribution safety, product stewardship and community awareness and emergency response. Ultimately, this initiative is aimed at making health, safety and environmental protection an integral part of a product’s life cycle—from manufacture, marketing and distribution to use, recycling and disposal.

The Company has developed a management system to drive improvement in all seven areas under Responsible Care®. To make this complex and multifaceted process more compelling and to give it a sense of urgency, it has developed what it calls “The Goal is Zero” initiative. It recognizes a fundamental truth at the heart of Responsible Care®—that no amount of harm to people or the environment is acceptable.

The Company’s manufacturing plant in Rochester, New York, which makes industrial biocides, ingredients for cosmetic and personal care products and an advanced wood preservative, was the first plant in America to be certified under the new Responsible Care® RC 14001 standard, which broadly covers performance in all seven performance areas under Responsible Care®. The plant received this certification after a rigorous series of audits by ABS Quality Evaluations, an independent registrar based in Houston, Texas. Using standards developed by the Registrars Accreditation Board, auditors from ABS examined the Rochester plant’s management systems and related quality controls related to Responsible Care®. In addition, Arch was the first ACC member whose corporate headquarters earned certification under the new Responsible Care® Management System (“RCMS”) requirements. In 2005, RCMS certification was granted to the Company’s site in Smyrna, Georgia, which serves as headquarters for Arch Wood Protection, HTH water products and industrial biocides businesses. In addition, the Company’s water chemicals plant in Charleston, Tennessee, and wood protection plants in Conley, Georgia; Valparaiso, Indiana; and Kalama, Washington, all received RCMS certification.

Responsible Care® is a registered trademark of the ACC.

As its very name implies, the Company’s “Goal is Zero” initiative is indeed aimed at achieving zero employee and contractor injuries, zero manufacturing process incidents, zero distribution incidents, and zero environmental incidents. The Company’s facilities ranging from Santa Rita, Venezuela to Valparaiso, Indiana have at times achieved the ultimate goal in all of these categories. The following summarizes the Company’s performance in each of the Goal is Zero targeted areas:

Goal One: Zero Recordable Injuries. While some of the Company’s facilities have achieved this goal, overall, the Company’s rate of employee recordable injuries (the number of work-related injuries per 200,000 hours worked) has declined from 3.16 in 1999 to 0.92 in 2005. By contrast, the average recordable injury rate for all U.S. manufacturers was 6.6 in 2004. The Company also made excellent progress in reducing contractor recordables, which was at a rate of 6.30 in 1999 and was 0.93 in 2005.

Goal Two: Zero Manufacturing Process Safety Incidents. These incidents are defined to include fires, explosions and toxic releases that resulted in a lost-time injury, off-site consequences or greater than $25,000 of damages. The Company achieved our goal of zero for this metric with no process safety incidents in 2005.

Goal Three: Zero Environmental Incidents. This goal refers to incidents such as chemical spills or emissions that are reportable because they exceed strict limits established in state, federal or foreign laws and regulations. The Company’s performance has significantly improved, moving from 18 environmental incidents in 1999 to only 4 for all of 2005.

Goal Four: Zero Distribution Incidents. Under this goal, the Company strives to achieve zero incidents such as spills during the transportation of its products. Performance is measured in terms of distribution incidents per 1,000 shipments, and this rate has declined from 1.84 in 1999 to 0.50 in 2005.

The Company is pleased with the progress of and results derived from its Responsible Care® Program. It remains committed, however, to achieving further improvements and realizing its ultimate goal—the “Goal is Zero” for each of the above categories.

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

In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for environmental concerns. For identified environmental liabilities as of the transaction date, there is no limit to the liability retained by the Company. The Company estimates such potential liability to be less than $1.0 million. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with the Company’s total exposure thus limited to $3.0 million over a five-year period from the closing date.

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

As part of the Hickson organics business disposition in August 2003, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the consolidated financial statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million. However, in April 2005, the purchaser went into receivership and is highly unlikely to be able to honor its environmental indemnification commitments to the Company. The Company does not believe there has been a change in its environmental exposure at the site.

The Company does not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, the sulfuric acid and the Hickson organics dispositions aside from what has already been provided for by the Company for the microelectronic materials and Hickson organics Castleford locations. The Company has estimated that the fair value of any such additional exposure would be immaterial.

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $0.5 million and $2.4 million were recorded in 2005 and 2004, respectively, and were not material to operating results in 2003 but may be material in future years.

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

Cash outlays for environmental related activities for 2005, 2004 and 2003 were as follows:

	Years Ended December 31,
	2005	2004	2003
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.5	$1.3	$0.7
Plant Operations	6.9	6.4	6.7
Remedial Activities	3.0	2.7	2.3

Total Environmental Cash Outlays	$10.4	$10.4	$9.7

The Company’s consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.3 million at December 31, 2005, of which $3.5 million is classified as other current liabilities and $8.3 million at December 31, 2004, of which $3.3 million is classified as other current liabilities. The Company’s estimated environmental liability relates to eight sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $8 million to $12 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company and may have a materially adverse impact on the Company’s business. At December 31, 2005, the Company had estimated additional contingent environmental liabilities of $10.5 million.

Item 1A.	Risk Factors

Investing in our securities involves risks. Investors should carefully evaluate these risks including the factors discussed below before deciding to invest in Arch securities.

Our treatment products segment is seasonal in nature.

The Company’s HTH water products business is subject to seasonal fluctuations in demand. Arch typically experiences reduced sales in the first and fourth quarter of each year, as the residential pool market is concentrated in the United States between Memorial Day and the Fourth of July. Its working capital needs peak during the second quarter. Unseasonable wet or cool weather can also have a negative impact on the sale of our water and wood treatment products.

An increase in the cost of our purchased raw materials and energy would lead to higher cost of goods sold, thereby reducing our operating margins.

The Company purchases large amounts of raw materials, including propylene oxide, chlorinated isocyanurates, monoethanolamine, copper, chromic acid, pyridine, iodine, dipropylene glycol, phthalic anhydride, sodium hypochlorite, chlorine and caustic soda and energy for our businesses. Many of our raw material requirements are purchased and provided under the terms and conditions of written agreements, some of which provide for fixed or formula-based pricing and others of which provide for market or spot pricing. The price and availability of commodity chemicals is generally determined by global supply and demand. Fluctuations in supply and demand could have a material adverse effect on our cost of goods sold and, as a result, our margins. We expect higher prices for raw materials in 2006, in particular for copper, monoethanolamine, chromic acid and chlorine and caustic soda and to a lesser extent chlorinated isocyanurates. Price increases of raw materials may increase our working capital needs, which could reduce our liquidity and cash flows. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and currently exceed historical averages. Higher diesel fuel prices may impact our product shipping costs.

In addition, we purchase energy and in some cases raw materials and site services from third parties at our manufacturing plants which are located on sites that we share with such third parties. For example, we share our Charleston, Tennessee site with Olin and our Lake Charles, Louisiana site with Lyondell Chemical Company. If these other companies shut down their operations at these shared sites, it may significantly increase our costs to operate at these sites and make it difficult for us to obtain the necessary energy raw materials and, in the worst case, cause us to have to suspend or abandon production at these facilities. Under agreements with these third parties, we may have to pay some of the site’s shut down costs which might be significant.

The Company may purchase forward contracts to hedge certain of its raw material costs or utilize purchasing strategies to mitigate the adverse effect of material price increases. However, there is no assurance that these strategies will be effective.

We may be unable to pass on increases in our cost of goods sold to our customers. The extent of our profitability depends, in part, on our ability to maintain the differential between our product prices and energy and raw material prices, and we cannot guarantee that we will be able to maintain an appropriate differential at all times.

The industry segments in which we operate are highly competitive, and such competition may negatively impact us.

The industry segments in which we operate are highly competitive, and the Company faces intense competition from numerous manufacturers for each of its product lines. This competition results from many developments including new competitors in lower-cost production countries like China and India and technological advances creating new competing products or improving existing competing products. We compete on the basis of a number of factors, including price, product quality and properties, regulatory and toxicological expertise, customer relationships and services.

In addition, the Company faces increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the chemicals industry. Several of its competitors are larger or have greater financial resources than the Company does. It may not be able to effectively address the competitive factors in its industry in the future and, as a result, its financial condition and results of operations may be adversely affected.

Our base of customers for our Treatment segment is concentrated, and the loss of business from a major customer could have a material adverse effect on us.

Although no one customer accounted for over 10% of our 2005 or 2004 sales, approximately 17% of our Treatment segment sales in 2005 and 2004 were attributable in the aggregate to two customers, with one customer accounting for a significant portion of our HTH water products business sales and the other customer accounting for a significant portion of the sales of our personal care and industrial biocides business. We cannot assure investors that these or any other significant customer will not terminate their relationships with it or significantly change, reduce or delay the amount of products ordered from it. The loss of any such significant customer could have a material adverse effect on the net sales and operating results of the treatment products segment, which, in turn, could adversely impact our business, financial condition, results of operations and cash flows. In addition, this customer concentration gives such customers additional leverage in negotiating terms which may negatively impact our margins.

We may need to build manufacturing facilities in lower-cost or developing countries to remain competitive in our industry. Also our customers or markets may migrate to lower-cost countries where we do not have a presence.

In recent years, there has been a shift of production capacity in the chemicals industry to developing countries with lower costs of production, such as in China. We may be required to invest in such countries in order to offer competitive product prices to our customers. In addition, a significant customer may require that we build a manufacturing facility in a lower-cost or developing country in order to retain their business. Further, this additional manufacturing capacity may make some of our existing manufacturing sites redundant or create excess capacity causing us to have to reduce production at or shutdown such other manufacturing sites which might increase our costs significantly and might trigger shutdown costs and charges including severance payments and writeoffs. If we are required to build a manufacturing facility overseas, our capital expenditures would increase to reflect not only the cost of the construction of the facility, but also the long-term maintenance of the facility. These capital expenditures may increase our costs which may negatively impact our margins. Finally, the relocation of some production facilities to lower-cost countries by an industry may result in lower pricing worldwide for the product which may also negatively impact our margins worldwide for that product.

In connection with the shift to countries with low-cost production, our customers or the markets for our products may shift to these countries where we may not have a presence. For example, our coatings business in Italy has been negatively impacted by the decline of the Italian furniture maker market as a result of such a shift.

We are subject to risks related to our international operations, including exchange rate fluctuations, which could adversely affect our business, financial condition, results of operations and cash flows.

We have significant operations in Brazil, England, Italy and South Africa and other foreign countries, and we sell to customers in a number of other countries, including Venezuela, Canada, France and Japan. Approximately 50% of our 2005 sales were outside the United States. International sales and operations are subject to significant risks, including, among others:

•	political and economic instability, such as in Venezuela;

•	restrictive trade policies;

•	economic conditions in local markets;

•	difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in managing international manufacturing operations;

•	local legal and regulatory requirements, including those relating to the European Biocidal Products Directive, which requires biocide manufacturers, including the Company, to re-register their biocidal products for sale in the European Union (“EU”);

•	potential difficulties in protecting intellectual property;

•	potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries; and

•	the imposition of product tariffs and duties and the burden of complying with a wide variety of international and U.S. export laws.

For example, we have manufacturing facilities in Venezuela that process various products in our performance products segment. The unstable economic and political conditions in Venezuela may adversely impact operations at our manufacturing facilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally the British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. It cannot assure investors that its efforts to mitigate any of the foregoing factors will be successful in the future. If we are unable to mitigate such factors, our business and results of operations could be materially and adversely affected.

As the Company continues to expand our business globally, our success will depend, in large part, on its ability to anticipate and effectively manage these and other risks associated with its international operations. However, any of these factors could adversely affect its international operations and, consequently, our operating results.

The Company cannot assure investors that its operations will continue to be in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which it may be subject. It also cannot assure investors that these laws will not be modified.

Our manufacturing facilities process chemicals and, as a result, subject us to operating risks that could adversely affect our results of operations.

The Company has approximately 24 manufacturing facilities. Our operations are subject to various risks associated with manufacturing, transportation, storage and handling of chemicals, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage tank leaks, unscheduled downtime, explosions, severe weather and natural disasters, terrorist attacks, natural resource damage and other environmental risks. Our suppliers of chemical raw materials are subject to similar risks which may impact our supplies. These risks can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental and natural resource damage, and may result in an unanticipated interruption or suspension of operations and the imposition of civil or criminal penalties. For example, an unplanned outage at our HTH water products manufacturing facility during peak seasonal demands could result in product availability shortfalls or increased costs resulting from the need to source product from alternative manufacturing sources or competitors. The loss or shutdown over an extended period of operations at any of our major manufacturing facilities or any losses related to any such claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if we cannot maintain or upgrade equipment as we require or ensure regulatory compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture products that compete effectively in our industry. While the Company has insurance to mitigate some of these risks, such insurance includes deductibles and policy limits may not be sufficient to cover the Company’s total exposure. In addition, there is usually a lag between payments by the Company of the insured liability and reimbursement by the insurance carrier, which lag may negatively impact our cash flow.

We are subject to environmental and regulatory risks.

Environmental and regulatory laws have affected, and will continue to affect, substantially all of the Company’s operations. We are subject to strict requirements regarding air emissions, waste water discharges and the handling and disposal of hazardous and toxic substances. Environmental laws will likely become more stringent over time, thereby requiring new capital expenditures and increases in operating costs. In addition, we are responsible or potentially responsible for clean-up costs at several of our current operating sites. Although Olin has agreed to be responsible for certain past environmental legacies, there is no assurance that Olin will be able to honor its contractual commitments to the Company. Business acquisitions by the Company have also caused it to inherit potential environmental liabilities. We believe that we have adequate reserves to cover the cost of our investigation and remediation obligations at each of these sites. However, unanticipated environmental conditions or the discovery of new sites or conditions requiring remediation may have a material adverse effect on our operating results and financial condition.

In addition, many of the Company’s products are required to be registered with the U.S. EPA and with comparable state and foreign governmental agencies and such registration is subject to periodic review and is subject to producing certain data regarding human and environmental safety. The Company’s key biocides are currently going through the U.S. EPA’s Registration Eligibility Decision process as required by FIFRA and will be subject to such data production. EU authorities recently issued the EU Biocidal Products Directive which requires all biocidal products sold in the EU to re-register. The EU is currently considering additional legislation known as the Registration, Evaluation and Authorization of Chemical Substances regulation (“REACH”) which would require all chemical products to be re-registered with EU authorities. In connection with these programs, such products must demonstrate their continued safety. This registration will require extensive testing of those products if current supporting data is insufficient. While the Company generally expects that testing will support re-registration approval, it is possible that such testing will not or that those agencies will find the test results or supporting data unsatisfactory. In such a case, sale of some of the Company’s products may be restricted (or in the extreme case, banned) in the EU.

Our products may be rendered obsolete or less attractive by changes in regulatory, legislative or industry requirements.

Changes in regulatory, legislative or industry requirements may render certain of our products obsolete or less attractive in many ways. Our ability to anticipate changes in these requirements, especially changes in regulatory standards, will be a significant factor in our ability to remain competitive. We may not be able to comply in the future with new regulatory, legislative and/or industrial standards that may be necessary for us to remain competitive and certain of our products may, as a result, become obsolete or less attractive to our customers. For example, enactment of additional laws regarding domestic security of chemical plants may significantly increase our spending on security and negatively impact our margins, particularly compared to foreign competitors who might not be subject to such laws.

We are subject to certain litigation risks due to the nature of some of our products.

We produce chemicals that require appropriate procedures and care in their use, handling, storage and transportation. As a result of the risks inherent in the nature of some of our chemical products, we have faced and will continue to face product liability claims relating to incidents involving our products, including claims for adverse health effects and personal injury and even death.

Over the past few years, the Company and/or its CCA-formulating subsidiary Arch Wood Protection, Inc. were named, along with several other CCA manufacturers, several CCA customers and various retailers, in five putative class action lawsuits filed in various state and federal courts regarding the marketing and use of CCA-treated wood. All of these cases were subsequently dismissed and in two of the cases, the courts ruled that the requirements for a class action had not been met and denied of class action status. In addition, there are ten other CCA-related lawsuits in which the Company and/or one or more of the Company’s subsidiaries are involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

The Company and its subsidiaries denied the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004 and 2003 and may be significant in the future. In addition, there is no assurance that subsequent CCA cases, including additional purported class actions, will not be brought.

Our joint venture interest in New Zealand is engaged in an on-going investigation related to industry competitive practices that could, if penalties result from the investigation, have a material adverse effect on the business, financial condition, results of operations and cash flows of the joint venture.

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC seeks unspecified fines, injunctive relief, and legal costs, among other things. The NZCC has the authority to assess fines from each corporate defendant equal to the highest of (i) NZ$10 million (approximately US$7 Million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of the defendant. Penalties, if assessed, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. There is a proposed settlement regarding the claims brought against them by the NZCC which is subject to court approval. The KANZ joint venture reported net sales of $23.4 million and $21.6 million in 2005 and 2004, respectively, and a net loss of $2.9 million in 2005 and net income of $1.4 million in 2004. The Company received no dividends in 2005 and $2.4 million in cash dividends in 2004 from the joint venture. Despite the proposed settlement, there is no assurance that such settlement will receive court approval.

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

We are subject to liquidity risks.

In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility which expires in June 2006. The Company expects to renew or replace this facility. If it is unable to do so, the Company could experience liquidity difficulties which would have a material adverse effect on its ability to finance its seasonal peak working capital needs.

Our ability to pay dividends on our shares of Common Stock is subject to compliance with certain debt covenants.

The Company has entered into a credit facility with lenders which permits the payment of dividends and repurchases of shares based to a financial formula. At December 31, 2005, dividends and share repurchase were limited to approximately $49.8 million. In addition, our senior unsecured notes issued in March 2002 contain dividend restrictions which limit dividends and repurchases to $35.2 million as of December 31, 2005. These limits are adjusted quarterly pursuant to a formula that is increased by earnings and decreased by losses, dividends paid and share repurchases. If the Company suffers losses or write-offs or lacks earnings, these covenants may limit or eliminate the Company’s ability to pay dividends. The Company paid approximately $19 million in dividends in 2005.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2005, our accumulated benefit obligation under our U.S. and U.K. defined benefit pension plans exceeded the fair value of plan assets by approximately $141 million. The underfunding was caused, in part, by financial market conditions in recent years. The defined benefit liabilities of the plans have increased in part as a result of declining interest rates and consequent reductions in the discount rate used to calculate the liabilities. In addition, the growth in assets of the plans was slowed for several years by weak investment returns which were consistent with general market indices. During the year ended December 31, 2005, we contributed $48.9 million to our pension plans. Management expects that our funding obligations under our pension plans will be met from our future cash flow from operations. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below sets forth the primary locations where the Company has offices or conducts operations, including some joint venture sites, along with a brief description of the activities conducted at each identified location. A more detailed description of the Company’s principal facilities follows the table. The Company believes that its facilities are sufficiently maintained and suitable and adequate for its immediate needs and that additional space is available to accommodate expansion. Except for locations identified as relating to a joint venture that are owned or leased by the joint venture or unless otherwise noted below, the identified location is owned by the Company.

Location	Primary Activities
McIntosh, Alabama (1)	Blending and storage facility for performance products

Cheshire, Connecticut (2)	Research and development facility and offices for treatment products

New Castle, Delaware (2)	Research laboratory and testing site for HTH water products and personal care and industrial biocides products

Norwalk, Connecticut (2)	Worldwide corporate headquarters

Conley, Georgia	Technical center and manufacturing facility for wood protection

Smyrna, Georgia (2)	Office facility for treatment products

Bethalto, Illinois (2)	Corporate data center

Brandenburg, Kentucky	Manufacturing facility for performance products and technical center for industrial coatings

Lake Charles, Louisiana	Manufacturing facility for performance products

South Plainfield, New Jersey	Research and development facility and office space for personal care

Rochester, New York	Manufacturing facility for personal care and industrial biocides and wood protection

Charleston, Tennessee (4)	Manufacturing facility for HTH water products

Trentham, Victoria, Australia	Office and manufacturing facility for the Koppers Arch joint venture

Igarassu, Brazil	Manufacturing facility for HTH water products

Salto, Brazil	Manufacturing facility for HTH water products and performance products and blending facility for industrial biocides

Location	Primary Activities
Suzhou, China (1)	Warehouse, manufacturing facility and technical support center for personal care and industrial biocides and industrial coatings

Blackley, England (2)	Office facility and laboratory for personal care and industrial biocides

Castleford, England (4)	Office facility, manufacturing facility and technical center for treatment products

Huddersfield, England (2)	Manufacturing and laboratory facilities for personal care and industrial biocides

Knottingley, England (2)	Office, warehouse, manufacturing facilities and technical center for industrial coatings

Preston, England	Wood treatment facility for wood protection

Seal Sands, England	Manufacturing facility for personal care and industrial biocides

Amboise, France (2)	Manufacturing, distribution and warehouse facility for HTH water products

Les Mureaux, France	Office, manufacturing and laboratory facility for treatment products

Swords, Ireland	Manufacturing facility for personal care and industrial biocides

Mariano Comense, Italy	Manufacturing and research and development facility for industrial coatings

Pianoro, Italy	Manufacturing, research and development and office facility for industrial coatings

Auckland, New Zealand	Office and manufacturing facility for the Koppers Arch joint venture

Grangemouth, Scotland (3)	Manufacturing facility for personal care and industrial biocides and HTH water products

Kempton Park, South Africa	Manufacturing facility for HTH water products

Valencia, Spain	Manufacturing and distribution facility for industrial coatings

Santa Rita, Venezuela	Manufacturing facility for performance products

(1)	Land only is leased.
(2)	Leased facility.
(3)	Land and building owned by a third party.
(4)	Portions are leased and portions are owned.

The Company also leases several sales offices and warehouse facilities in the U.S. and in foreign countries.

Principal Manufacturing Facilities

The principal manufacturing properties of the Company described below are all owned by the Company, except for the land under the McIntosh plant and part of the land under the Charleston facility that are being leased from Olin and except for properties held by joint ventures or otherwise noted below. The Company also has products that are produced by third parties at their manufacturing sites under contract manufacturing arrangements.

McIntosh, Alabama. The Company’s facility located in McIntosh, Alabama blends, packages and stores propellant grade hydrazine products for various space programs, including the U.S. Space Shuttle.

Conley, Georgia. This RCMS-certified site is the Company’s major facility for its wood treatment business in the U.S. Currently, all of the Company’s CCA is produced at this location and some of it is sent by rail to the Company’s Kalama, Washington facility for distribution to customers in the Western U.S. CCA is also bulk shipped from this plant to the Company’s other CCA customers and to its Valparaiso, Indiana facility. A 72% CCA concentrate is also produced at this facility. This site also produces the Company’s CCA-substitute products. Office facilities and a technical center for treatment products are also located at this facility.

Brandenburg, Kentucky. The ISO 9001:2000-certified Brandenburg plant covers an area of 200 acres, surrounded by 1,200 acres of land that provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Under a contract manufacturing agreement with the purchaser of the majority of the operations of the Company’s microelectronic chemicals business, the Company produces chemical intermediates for such microelectronic business in a separate manufacturing facility dedicated to this purpose at this site. There is an applications and technical center at the site that supports the development and technical service needs of the polyol and glycol products and wood coatings products. The Company also operates other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements.

Lake Charles, Louisiana. The Company’s facility located in Lake Charles, Louisiana consists of two manufacturing plants that produce various hydrazine products. One plant produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. This plant is currently idled. A second ISO 9002-certified plant produces propellant grade hydrazine products, including anhydrous hydrazine, unsymmetrical dimethyl hydrazine and monomethyl hydrazine for use as fuel in satellites, expendable launch vehicles and auxiliary power units. Additional equipment of the Company at this site produces propellant grade Ultra Pure™ hydrazine, the world’s purest grade of anhydrous hydrazine, principally for satellite propulsion.

Rochester, New York. This ISO 9001:2000- and RC 14001-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control dandruff on the scalp and to control the growth of micro-organisms, particularly fungi and algae. The largest 2-Chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company’s Omadine® biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. This plant also manufactures the Company’s Triadine® brand of biocides, which are a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide® IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate, a broad-spectrum fungicide. This facility also manufactures personal care specialty ingredients for the Company’s personal care product line and Wolman® E for the Company’s wood protection business.

Charleston, Tennessee. The Company’s ISO 9001:2000- and RCMS-certified facility located in Charleston, Tennessee primarily produces, packages and stores calcium hypochlorite for the HTH water products business. At this plant, products are packaged into containers that range in size from 2 pounds to 2,000 pounds per container. Liquid and dry pool maintenance products are also formulated, packaged and stored at this site.

Trentham, Victoria, Australia. This Koppers Arch joint venture facility produces CCA-based wood preservatives for the Australian market. The sales office services the Victoria, South Australian and Western Australian markets. The site is ISO 9002-certified.

Igarassu, Brazil. The Company’s facility located in Igarassu, Brazil produces and packages calcium hypochlorite for the HTH water products business within Brazil. Certain other products for the swimming pool market and the water treatment market are packaged at this site. The Company also has a small repackaging facility in Salto, Brazil. The Salto facility also blends and manufactures products for the performance products business.

Huddersfield, England. This ISO-9001-certified leased facility produces and packages Proxel® and Densil® biocide blends (which are based on BIT) for sale by Arch’s industrial biocides business. The facility also ships the BIT active ingredients to formulators worldwide. This site is the world’s largest BIT production facility. The products are packed in a variety of sizes from 25kg to full tank truck shipments. There are approximately 25 different product offerings.

Seal Sands, England. This ISO-9001 and ISO 14001 facility produces and packages the intermediate product used at the Huddersfield site in BIT production. The intermediate is DTBA (2,2-Dithiodibenzoic Acid). The majority of the product is consumed internally at Huddersfield. Product is shipped in totes for easy transport and handling.

Les Mureaux, France. This ISO 9001:2000-certified facility is located just northwest of Paris, France and serves as European headquarters for water treatment products and French headquarters for personal care ingredient products, timber products and coating products. It also manufactures a limited supply of coatings for the French furniture market. The site also repackages and sells a line of industrial coatings produced by the Company’s Italian operations.

Swords, Ireland. This facility is located just north of Dublin, Ireland. 2-Chloropyridine is imported from the Company’s Rochester, New York plant and other sources and converted into zinc and copper salts of the pyrithione molecule. The products are ultimately shipped to customers in over fifty countries around the world. This facility is both ISO 9002- and ISO 14001-certified.

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

Grangemouth, Scotland. This manufacturing site is owned and operated by Avecia under a toll manufacturing arrangement with the Company. The Company owns all of the equipment used in the direct manufacture of PHMB products as well as the HMBDA (Hexamethylene-1,6-Bis-Dicyandiamide) intermediate. The PHMB product is produced in various solutions and in a solid format.

Kempton Park, South Africa. The Company’s facility produces and packages calcium hypochlorite for the HTH water products business principally within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

Santa Rita, Venezuela. The Company’s ISO 9002-certified facility is a multi-product manufacturing plant producing a broad range of polyols, demulsifiers, and specialty surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.

Item 3.	Legal Proceedings

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, a current KANZ and KAIP Board member, and certain unrelated entities were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC seeks unspecified fines, injunctive relief, and legal costs, among other things. The NZCC has the authority to assess fines from each corporate defendant equal to the highest of (i) NZ$10 million (approximately US$7 Million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of the defendant. Penalties, if assessed, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. There is a proposed settlement regarding the claims brought against them by the NZCC which is subject to court approval.

In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company’s businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to other proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these other matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2005, would not be material to the Company’s financial position or annual results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the three months ended December 31, 2005.

Executive Officers of the Registrant

The biographical information of the executive officers of the Company as of March 3, 2006 is noted below.

Name and Age	Office
Michael E. Campbell (58)	Chairman of the Board, President and Chief Executive Officer
Paul J. Craney (57)	Corporate Executive Vice President
Louis S. Massimo (48)	Corporate Executive Vice President and Chief Financial Officer
Hayes Anderson (45)	Corporate Vice President, Human Resources
Sarah A. O’Connor (46)	Corporate Vice President, General Counsel and Secretary
W. Paul Bush (55)	Vice President and Treasurer
Steven C. Giuliano (36)	Controller

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

Mr. Massimo was elected a Corporate Executive Vice President on January 30, 2003 and has held the position of Chief Financial Officer since January 27, 1999. He also has responsibility for HTH water products business. Prior to January 30, 2003, Mr. Massimo was a Corporate Vice President since January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, as Corporate Vice President since January 1, 1997. From November 1994 until April 1996, he served as Olin’s Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2006, there were approximately 5,400 record holders of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ARJ.” In 2005, the Company submitted the required Section 303A.12(a) CEO annual certification to the NYSE and has filed as Exhibits 31.1 and 31.2 to this Report the certifications required by Section 302 of the Sarbanes-Oxley Act.

Information concerning the high and low sales prices of the Company’s common stock and dividends paid on common stock during each quarterly period for the last two most recent fiscal years is set forth in Note 23 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Among the provisions of the credit facility (as defined in Item 7 of this Report) are restrictions relating to the payments of dividends and the acquisition of the Company’s common stock based on a financial formula. As of December 31, 2005, dividends and stock repurchases were limited to approximately $49.8 million. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions, which limit dividends and repurchases to $35.2 million as of December 31, 2005. See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this Report for restrictions on dividends and repurchases under the credit facility and senior unsecured notes.

The Company has not repurchased any shares of the Company’s common stock in the three months ending December 31, 2005.

See Item 12 of this Report for Equity Compensation Plan information.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2005 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	($ in millions, except per share amounts)
Operations
Sales	$1,305.1	$1,120.9	$863.5	$763.0	$724.4
Cost of Goods Sold (1)	953.9	808.0	618.1	541.9	521.0
Selling and Administration (2)	266.8	252.6	209.7	184.6	173.4
Research and Development	21.2	15.4	11.7	10.3	11.4
Other (Gains) and Losses (3)	(14.1)	1.4	(3.0)	(1.5)	1.0
Impairment and Restructuring (4)	0.9	4.6	0.4	5.7	0.7
Interest Expense, net	19.7	18.6	16.6	16.0	17.8

Income (Loss) from Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies And Cumulative Effect of Accounting Change	56.7	20.3	10.0	6.0	(0.9)
Equity in Earnings of Affiliated Companies	2.9	4.0	5.6	3.1	2.5
Income Tax Expense	19.8	7.0	5.5	2.7	1.0

Income from Continuing Operations Before Cumulative Effect of Accounting Change	39.8	17.3	10.1	6.4	0.6
Income (Loss) from Discontinued Operations, net of tax (5)	1.2	2.6	17.7	(3.4)	(1.7)
Cumulative Effect of Change in Accounting, net of tax (6)	(0.5)	—	(0.4)	—	(0.2)

Net Income (Loss)	$40.5	$19.9	$27.4	$3.0	$(1.3)

Diluted Income (Loss) Per Share	$1.70	$0.84	$1.21	$0.13	$(0.06)
Common Dividends Per Share	0.80	0.80	0.80	0.80	0.80
Other
Capital Expenditures	18.3	18.3	17.0	28.2	32.9
Depreciation	39.3	41.7	37.5	37.4	35.9
Amortization of Intangibles	7.4	5.2	1.9	2.0	7.0
Effective Tax Rate (7)	33.2%	28.8%	35.3%	29.7%	62.5%

Financial Position
Working Capital (8)	$149.8	$99.6	$79.3	$38.1	$75.2
Property, Plant and Equipment, net	191.4	211.6	207.9	222.2	228.5
Total Assets	1,061.9	1,100.0	976.4	939.1	968.2
Long-Term Debt	217.8	215.2	218.5	220.8	265.1
Shareholders’ Equity	365.0	359.8	337.7	330.0	387.5
Capitalization	594.8	584.1	556.9	553.2	691.1

Notes to Selected Financial Data appear on page 26.

(1)	Cost of Goods Sold for 2003 includes an insurance settlement of $3.3 million for the reimbursement of past and future repairs of one of the Company’s manufacturing locations.
(2)	Selling and Administration expenses for 2004 include a $6.1 million settlement from a favorable legal judgment.
(3)	Other (Gains) and Losses for 2005 represents the pre-tax gain on the sale of the Company’s Planar Solutions joint venture of $10.2 million and a pre-tax gain on the sale of excess land in Brandenburg, Kentucky of $5.8 million. These gains were partially offset by a charge for Brazilian state import tax claims of $1.9 million. 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million, offset by the pre-tax gain of $0.6 million on the sale of a building. 2003 principally includes the pre-tax gain on the sale of excess land of $2.5 million. 2002 consists of the pre-tax gain on the sales of excess land. 2001 includes a $1.0 million write-off of an investment in GlobalBA.com, Inc.
(4)	Impairment and Restructuring consist of the following:

Impairment Charge —	2005 includes a $0.9 million charge for land located in China that the Company will be transferring to the Chinese government in exchange for additional land. 2004 includes a $2.9 million charge for the fully-dedicated manufacturing assets of the microelectronic materials business located in Brandenburg, Kentucky which the Company continues to own.

Restructuring —	2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves. 2003 includes severance cost of $1.4 million for headcount reductions related to the performance products segment, $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 original restructuring program offset by a reduction of the prior years’ restructuring reserves of $2.1 million. Restructuring charges for 2002 include $4.7 million related to headcount reductions in the performance urethanes and HTH water products businesses, as well as a $1.0 million charge related to the consolidation of several treatment products segment operations. 2001 charges include $2.4 million for headcount reductions offset by a $1.5 million reduction of the 2000 reserve and by $0.2 million of reimbursement of certain severance costs.

(5)	The following details the components of Income (Loss) from Discontinued Operations, net of tax:

	As of and For the Years Ended December 31,
($ in millions)	2005	2004	2003	2002	2001
Discontinued Operations, Results of Operations:
Microelectronic Materials (a)	$(1.6)	$10.0	$5.0	$(0.1)	$(1.8)
Hickson organics (b)	—	—	(2.9)	(3.3)	(2.9)
Sulfuric Acid (c)	—	—	1.1	1.5	3.0
Gain (Loss) on Sales of Discontinued Operations:
Microelectronic Materials	—	(1.6)	—	—	—
Hickson organics operations (d)	2.8	(7.3)	(2.0)	(1.5)	—
Sulfuric Acid (e)	—	1.5	16.5	—	—

Total Income (Loss) from Discontinued Operations, net of tax	$1.2	$2.6	$17.7	$(3.4)	$(1.7)

a.	Represents the results of operations, net of tax, for the chemical management services business. In addition, includes the results of operations of the microelectronic materials businesses through the date of sale on November 30, 2004 for all years presented.
b.	Represents the results of operations, net of tax, of the Hickson organics division for 2003 through the date of sale on August 11, 2003, 2002 and September through December 2001.

c.	Represents the results for all years presented through the date of sale on July 2, 2003.
d.	2005 represents the recovery of £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved due to uncertainty concerning the collectibility. 2004 includes an adjustment on the loss on the sale of the Hickson organics Castleford operations principally due to the establishment of a reserve on the outstanding working capital receivable and a charge for probable future commitments as a result of the uncertainty concerning the viability of the purchaser. 2003 represents the initial loss on the sale of the Hickson organics Castleford operations. 2002 represents the loss on the sale of the DanChem organics operation in Danville, Virginia.
e.	2004 principally represents a tax refund related to the sale of the sulfuric acid business. 2003 represents the initial gain on the sale of the business.

(6)	2005 reflects the impact of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143.” 2003 reflects the impact of adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” 2001 reflects the impact of adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
(7)	The effective tax rate is based on continuing operations before cumulative effect of accounting change.
(8)	Working capital excludes cash, short-term debt and assets held for sale. In addition, the Company sells certain accounts receivable through an accounts receivable securitization program that began in March 2002. As a result, accounts receivable have been reduced, the Company’s retained interest in such receivables have been reflected as a short-term investment and proceeds from the sales are used to pay down debt. As of December 31, 2005, 2004 and 2003, the Company had not sold any participation interests in accounts receivable. As of December 31, 2002, the Company had sold $33.5 million of participation interests in $55.1 million of accounts receivable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company’s various products and shipping and handling costs. In addition, segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, impairment and certain unallocated expenses of the corporate headquarters. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore equity income (loss) is included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and losses that are directly related to the segments are included in segment operating results.

Results of Operations

Consolidated

	Years Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Sales	$1,305.1	$1,120.9	$863.5
Gross Margin	351.2	312.9	245.4
Selling and Administration	266.8	252.6	209.7
Research and Development	21.2	15.4	11.7
Other (Gains) and Losses	(14.1)	1.4	(3.0)
Restructuring	—	1.7	0.4
Impairment Charge	0.9	2.9	—
Interest Expense, net	19.7	18.6	16.6
Equity in Earnings of Affiliated Companies	2.9	4.0	5.6
Income Tax Expense	19.8	7.0	5.5
Income (Loss) from Discontinued Operations, net of tax	(1.6)	10.0	3.2
Gain (Loss) on the Sales of Discontinued Operations, net of tax	2.8	(7.4)	14.5
Cumulative Effect of Accounting Change, net of tax	(0.5)	—	(0.4)

Net Income	$40.5	$19.9	$27.4

Basic Income Per Share	$1.72	$0.86	$1.21
Diluted Income Per Share	$1.70	$0.84	$1.21
Weighted Average Common Stock Outstanding:
Basic	23.6	23.2	22.6
Diluted	23.8	23.5	22.6

The Company is a global biocides company providing innovative, chemistry-based solutions to control the growth of harmful microbes. Our concentration is in water, hair and skin care products, pressure-treated wood, paints and building products, and health and hygiene applications. The Company operates in two segments: Treatment Products and Performance Products. In 2004, the Company sharpened the focus on its core growth platform—Treatment Products—by acquiring Avecia’s pool & spa and protection & hygiene businesses and by divesting the majority of its microelectronic materials businesses. In 2005, the Company further strengthened its Treatment Products portfolio by acquiring the remaining 50 percent share of its Nordesclor water sanitizer joint venture, which serves the Brazilian pool market.

Arch’s Treatment Products business segment generates approximately 80% – 85% of the Company’s annual sales. It includes three reportable business units: HTH water products, personal care and industrial biocides, and wood protection and industrial coatings.

The core competencies of the Treatment Products segment are superior microbiology and chemical formulation skills as well as extensive knowledge of—and expertise in—the regulatory procedures that govern the use of these biocide products, particularly excellence in toxicology on which those regulations are based. The Company must understand the biological and chemical effects of its products and excel at both developing new products and finding new applications for existing ones. For example, the Company’s environmentally preferable zinc and copper Omadine® biocides are rapidly being formulated into marine antifouling paints to replace tributyl tins, whose toxicity to marine life has led to international bans on their use in marine paints. The Company is also a global market leader in supplying biocides for incorporation into interior and exterior paints, wallboard, ceiling tiles and other building products to deter the growth of mold and mildew, the major cause of the Sick Building Syndrome.

Critical success factors for the Company include managing its ability to develop new products to meet its customers’ needs; reducing overall product sourcing costs; optimizing its overall global manufacturing facilities to maximize efficiencies in the manufacturing processes; and fixing or eliminating unprofitable businesses. In addition, several of its customers generally require that the Company demonstrate improved efficiencies, through cost reductions and/or price decreases. The Company’s continued growth will come from organic growth and through strategic acquisitions. See Results of Operations below for more details on the factors that drive year-over-year performance.

The Company’s major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Latin America, Asia and South Africa. Approximately 50% of sales and total long-lived assets, excluding goodwill, are outside the U.S. Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates. These fluctuations impact the translation of sales, earnings, assets and liabilities from the local functional currency to the U.S. dollar. Operating units outside the U.S. that purchase raw materials in U.S. dollars are also impacted by fluctuations in foreign currency exchange rates.

The Company has an annual compensation plan and a long-term incentive compensation plan for its executives and other employees. The annual plan’s financial targets are diluted earnings per share and cash flow for corporate and senior management. The numerator for diluted earnings per share is net income adjusted for any extraordinary income or expense, special charges or gains, and gains or losses on sales of businesses or sales not in the ordinary course of business (“adjusted net income”). Cash flow is defined as EBITDA, plus or minus the change in working capital, less capital spending. The annual plan’s financial targets for the business units are pre-tax income and cash flow. The Company’s long-term incentive plan target is Return on Equity (“ROE”). ROE is defined as adjusted net income divided by average shareholder’s equity (the average calculated using the shareholder’s equity at the beginning and the end of the fiscal year, excluding the impact on ending shareholder’s equity of any adjustments to net income). These financial metrics are key performance indicators utilized by the Company to evaluate its performance against stated goals. In addition, the estimated and actual performance against such targets can have a significant impact on the amount of incentive compensation expense recorded by the Company.

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

The Company’s 2005 full year net sales were $1,305.1 million, up approximately 16% from 2004. The Company benefited from organic growth due to increased volumes and pricing in the performance urethanes business as well as increased demand for residential swimming pool products. In 2005, the Company continued to see savings from prior restructuring programs that were combined with other cost-reduction initiatives as well as passing along price increases to its customers; thereby enabling the Company, in certain of its businesses, to mostly offset rising raw material and energy price increases and increased costs in its pension and health-care plans. The Company remains focused on reducing costs and managing cash wisely to ensure it has sufficient resources to drive growth both organically and through additional complementary acquisitions.

Year Ended December 31, 2005 Compared to 2004

Sales increased $184.2 million, or 16 percent, due in part to the acquisition of Avecia’s pool & spa and protection & hygiene businesses ($33.3 million or three percent). Excluding the impact of the acquisition, sales increased $150.9 million, or 13 percent, principally due to an increase in volumes (approximately eight percent), favorable pricing (approximately four percent) and favorable foreign exchange (approximately one percent). Sales were higher in the performance urethanes business due to an increase in overall volumes across all product lines and improved pricing that successfully mitigated higher raw material costs. Sales were higher in HTH water products due to an increase in residential swimming pool volumes of branded chlorinated isocyanurates, branded calcium hypochlorite and pool maintenance products and accessories. In addition, sales were also higher in the personal care and industrial biocides business due to continued strong demand for biocides used in personal care products, including antidandruff products, and in industrial applications, including marine antifouling paints.

Gross margin percentage was 26.9% and 27.9% for 2005 and 2004, respectively. The decrease in margin percentage was primarily in the HTH water products business, and to a lesser extent, in the industrial coatings and wood protection businesses. The decrease in the gross margin percentage in the HTH water products business was driven by unfavorable product mix, higher product sourcing costs related to the branded chlorinated isocyanurates product and increased freight and distribution costs. In the industrial coatings and wood protection businesses the decrease in the gross margin percentage is primarily the result of increased raw materials costs for copper metal, monoethanolamine (“MEA”), chromic acid and resins and, to a lesser extent, the effect of competitive pressures within the Italian coatings market. The decreases in gross margin percentages more than offset an increase for the performance urethanes business as a result of the higher sales volumes and the improved pricing.

Selling and administration expenses as a percentage of sales decreased to 20.4% in 2005 from 22.5% in 2004. These expenses increased in amount by $14.2 million, primarily due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses (approximately $10 million) and, to a lesser extent, the higher pension expense associated with the Company’s plans. These factors were slightly offset by lower incentive compensation costs associated with the Company’s long-term incentive plan. In 2004, the personal care business benefited from a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company, which was partially offset by higher self-insurance reserves ($3 million) for HTH water products.

Research and development expenses increased by $5.8 million primarily due to the acquired protection & hygiene business as well as increased spending in the other treatment products businesses to support growth initiatives.

Other (gains) and losses in 2005 includes the pre-tax gain on the sale of the Company’s Planar Solutions joint venture of $10.2 million as well as a pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. These items were partially offset by an additional charge of $1.9 million for penalties and interest related to the Brazilian state import tax claim initially recorded in 2004. 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million, offset by the pre-tax gain of $0.6 million on the sale of a building.

Impairment charge of $0.9 million in 2005 is for land located in China that the Company will be transferring to the Chinese government in exchange for additional land.

Interest expense, net increased $1.1 million as a result of higher interest rates during the period ended December 31, 2005 as compared to those during the period ended December 31, 2004.

Equity in earnings of affiliated companies decreased $1.1 million due primarily to lower operating results of the Koppers joint venture. The Company’s results of equity in earnings (losses) of the Koppers joint venture were negatively affected ($2.6 million) by legal expenses and associated costs for a proposed settlement with the New Zealand Commerce Commission (“NZCC”) for a case that has been filed against its New Zealand joint venture

Koppers Arch Wood Protection (NZ) Limited (“KANZ”) (see Note 20 in the Notes to Condensed Consolidated Financial Statements for more information). This proposed settlement is subject to court approval. This was partially offset by higher profits for the Planar Solutions joint venture due to higher sales and lower operating costs.

The tax rate on income from continuing operations for 2005 and 2004 was 33% and 29%, respectively. The increase in the effective tax rate is primarily due to the increase in domestic pre-tax income in 2005. The impact of other (gains) and losses increased the effective tax rate on income from continuing operations by 2% for 2005.

Income (loss) from discontinued operations, net of tax, reflects the results of operations for the CMS business. Included in the results for the twelve months ended December 31, 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $1.1 million ($0.6 million after-tax). In addition, 2004 income (loss) from discontinued operations, net of tax, reflects results of operations of the sold microelectronics materials business.

Gain on sales of discontinued operations, net of tax, in 2005 represents the recovery of £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved as of December 31, 2004 due to uncertainty concerning the collectibility. The Company received the cash payment on July 19, 2005 for the principal and interest for these two outstanding notes.

2006 Outlook

The Company expects improved performance in 2006, led by a significant improvement in the operating margins of its HTH water products business. This business expects results to improve through a combination of price increases, improved customer and sales mix, cost reductions, and the recently acquired Nordesclor operation. HTH water products is forecasting sales of approximately $460 million and operating margins are expected to be in the seven to eight percent range. In addition, the Company expects continued strong demand for the biocides used in marine antifouling paints, in building products and in antidandruff shampoo markets. Wood protection is expected to benefit from increased market share in both the residential and the industrial markets, but will continue to be hampered by higher raw material costs. Performance products results are expected to be significantly weaker due to higher raw material and energy costs. As a result, the Company anticipates that sales for the full year will increase by approximately six to eight percent. Earnings per share from continuing operations for the full-year 2006 are forecast to be in the $1.50 to $1.60 per share range. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be in the $30 to $35 million range. Pension expense is expected to increase by approximately $5 million and the effective tax rate is assumed to be 35 percent.

The Company’s 2006 outlook is also based on assumptions regarding the Company’s pension and postretirement benefit obligations, which are recorded based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, rates of increase in compensation levels, expected return on plan assets and trends in health care costs, which are updated annually. Market conditions and interest rates significantly impact future assets, liabilities and expense of the Company’s pension and postretirement benefit plans. Therefore, any changes in such assumptions could impact the Company’s estimate of expense and/or funding which may be material to the Company’s future results.

Year Ended December 31, 2004 Compared to 2003

Sales increased $257.4 million, or 29.8%, due in part to the acquisition of Avecia’s pool & spa and protection & hygiene businesses and Aquachlor ($126.0 million or 14.6%). Excluding the impact of acquisitions, sales increased $131.4 million, or 15.2%, principally due to an increase in volumes (approximately 12 percent), favorable foreign exchange (approximately four percent), partially offset by lower pricing (approximately one percent). Sales volumes were higher in the wood protection business due to the addition of new customers and favorable product mix as higher volumes of Wolman® E and Tanalith® E (CCA-substitute) products and moldecides more than offset lower volumes of traditional CCA products. Sales volumes also increased in the industrial biocides business as a result of strong demand for biocides used in building products, antidandruff shampoos and marine antifouling paints. The sales increase attributable to the favorable effect of foreign exchange was principally in the industrial coatings and HTH water products businesses.

Gross margin percentage was 27.9% and 28.4% for 2004 and 2003, respectively. The impact of acquisitions on gross margin was an increase of 0.9%. The decrease in margin percentage was primarily a result of lower propellant sales in the hydrazine business as a result of the expiration of a U.S. Government contract and higher raw material costs in the wood protection and performance urethanes businesses. Additionally, included in the performance products margins in 2003 is income for an insurance settlement of $3.0 million for the reimbursement of past and future repairs and maintenance expense for storm damage at one of the Company’s manufacturing facilities.

Selling and administration expenses as a percentage of sales decreased to 22.5% in 2004 from 24.3% in 2003. These expenses increased by $42.9 million primarily due to acquisitions ($29.9 million). Excluding the impact of acquisitions, selling and administration expenses increased $13.0 million due to unfavorable foreign exchange of approximately $5 million, incentive compensation, audit expenses associated with the Sarbanes-Oxley Act ($2.7 million) and higher costs associated with converting customers to CCA-substitute preservatives in the wood treatment business. Lower legal expenses in the personal care and wood protection businesses were slightly offset by higher legal expenses for HTH water products business and the coatings business. The personal care business benefited from the recognition of a $6.1 million settlement of a favorable judgment obtained earlier in the year against a former owner of an acquired company, which was partially offset by higher reserves for self-insurance liabilities for HTH water products. The industrial biocides business also benefited from data compensation for toxicology studies of $1.7 million. Included in selling and administration expense for 2004 is $3.3 million of amortization expense due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses.

Research and development expenses increased by $3.7 million primarily due to the acquired protection & hygiene business as well as increased spending in the other treatment products businesses to support growth initiatives.

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

Restructuring expense of $1.7 million in 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the U.S. Government contract, offset by a reduction of $0.4 million of prior year restructuring reserves. Restructuring in 2003 includes $1.4 million of severance costs for additional headcount reductions associated with the performance products segment, a $1.1 million revision to the 2002 restructuring program, offset by a reduction of the prior years’ restructuring reserves of $2.1 million due to revisions to previous plans’ estimates.

Impairment charge of $2.9 million in 2004 is for the fully-dedicated manufacturing assets of the microelectronic materials business located in Brandenburg, Kentucky that the Company continues to own that were not sold in the divestiture in 2004 of the majority of the operations of the microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”). These assets will be utilized by the Company solely to supply certain raw materials to Fuji for a transition period of up to two years. Based upon the Company’s current operations, these assets will have limited use, if any, after such transition period. As a result, the Company was required to review these long-lived assets for recoverability. Based upon an undiscounted cash flow analysis, including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows. Therefore, during the fourth quarter of 2004, the Company incurred an impairment charge to write down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.

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

Segment Operating Results

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

The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes it to measure the performance of the segment. Other gains and losses that are directly related to the segments are included in segment operating results.

Treatment Products

	Years Ended December 31,
	2005	2004	2003
	($ in millions)
Results of Operations
Sales
HTH Water Products	$433.1	$366.0	$289.7
Personal Care & Industrial Biocides	272.7	234.6	149.3
Wood Protection & Industrial Coatings	358.4	351.1	268.3

Total Treatment Products	$1,064.2	$951.7	$707.3

Operating Income
HTH Water Products	$9.7	$7.2	$7.6
Personal Care & Industrial Biocides	44.5	50.1	28.3
Wood Protection & Industrial Coatings	15.4	24.1	13.9

Total Treatment Products	$69.6	$81.4	$49.8

Year Ended December 31, 2005 Compared to 2004

Sales increased $112.5 million, or approximately 12 percent, and operating income decreased $11.8 million. A portion of the increase in sales is due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses ($33.3 million or approximately four percent). Excluding the impact of the acquisition, sales increased $79.2 million or approximately eight percent due to higher volumes (approximately six percent), higher prices (approximately one percent) and favorable foreign exchange (approximately one percent). The decrease in operating income was primarily due to the lower operating results of the wood protection and industrial coatings businesses which were negatively impacted by higher raw material costs and lower operating results from the Koppers joint venture. In addition, 2004 benefited from a payment of a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company in the personal care business.

HTH Water Products

Sales increased $67.1 million, or approximately 18 percent. The sales increase is partly due to the acquisition of the Avecia pool & spa business ($9.2 million or approximately three percent). Excluding the effect of the acquisition, sales increased $57.9 million or 15 percent, due to higher volumes (approximately 11 percent), favorable pricing (approximately three percent) and favorable foreign exchange (approximately one percent). The increase in sales volumes is due to an increase in North American residential swimming pool volumes of branded chlorinated isocyanurates, branded calcium hypochlorite and pool maintenance products and accessories. In addition, sales were higher in the South African market due to increased demand that were partially offset by lower volumes throughout Europe.

Operating income increased by $2.5 million primarily due to the improved sales volumes which were partially offset by lower gross margins. The lower gross margins were due to an increase in overall cost of goods sold which was driven by unfavorable product mix, higher product sourcing costs and an increase in freight and distribution costs. The unfavorable mix is the result of higher volumes of chlorinated isocyanurates compared with the non-chlorine branded products. The higher product sourcing costs were due to an increase in raw material costs as a result of import duties (approximately $10 million) and utilization of an alternative supplier for chlorinated isocyanurates due to strong demand. The higher freight and distribution costs were due to higher volumes and inefficiencies experienced in the distribution channels. Selling and administration costs were comparable to 2004 as higher expenses related to pool dealer integration costs and increased compensation and benefit costs were offset by cost containment initiatives within the business. In addition, the 2004 results included higher self-insurance reserves (approximately $3 million).

Personal Care and Industrial Biocides

Sales increased $38.1 million, or approximately 16 percent, principally due to the acquisition of Avecia’s protection & hygiene business ($24.1 million or approximately 10 percent). Excluding the effect of the acquisition, sales increased $14.0 million or approximately six percent, due to higher volumes (approximately nine percent) offset by unfavorable pricing (approximately three percent). The higher volumes are attributable to strong demand for biocides used in personal care products, principally antidandruff products, and in industrial applications, including marine antifouling paints. The decrease in pricing is primarily a result of competitive pressure within certain product lines in the industrial biocides business, principally related to the Company’s zinc and copper Omadine® products to the Chinese and Korean marine antifouling paint market, as well as in the emulsions and in-can preservation markets.

Operating income decreased $5.6 million. 2004 benefited from a payment of a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company, a gain from the sale of a building ($0.6 million) and compensation for toxicology data of $1.7 million. Excluding these items in 2004, operating income increased $2.8 million as a result of the higher sales volumes. This was partially offset by lower pricing in the industrial biocides business, one-time costs related to an abandoned acquisition as well as increased selling expenses to support growth initiatives.

Wood Protection and Industrial Coatings

Sales increased $7.3 million, or approximately two percent, due to improved pricing (approximately two percent) to mitigate higher raw material costs primarily for polyurethane and water based products in the industrial coatings business. Higher sales volumes in the wood protection business of Tanalith® E branded products in Europe, were offset by lower sales volumes in the industrial coatings business predominately due to a weakness in the Italian furniture market and also the loss of certain customers due to competitive pressures within the Italian market.

Operating income decreased $8.7 million over the prior year. The lower operating results in the wood protection business were due to the higher raw material costs which negatively impacted the business. In addition, wood protection’s equity in earnings of the Koppers joint venture were negatively affected ($2.6 million) by legal expenses and associated costs for a proposed settlement with the NZCC for a case that has been filed against its New Zealand joint venture KANZ (see Note 20 in the Notes to Condensed Consolidated Financial Statements for more information). This proposed settlement is subject to court approval. Unfavorable operating results in the industrial coatings business were driven by increased raw material costs as well as reduced demand in several core European furniture markets due to depressed market conditions and competitive pressures.

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

HTH Water Products

Sales increased $76.3 million, or 26.3%, and operating income decreased $0.4 million. The increase in sales was due primarily to the acquisitions of Avecia’s pool & spa business and Aquachlor ($62.7 million). Excluding the impact of acquisitions, sales increased approximately four percent principally due to increased volumes. The favorable foreign currency rates (approximately three percent) were offset by lower pricing (approximately three percent). The higher volumes were attributable to higher North American residential swimming pool volumes, which include branded calcium hypochlorite (HTH® and J3™), pool maintenance products and accessories and non-branded calcium hypochlorite. The lower pricing is principally due to lower prices for branded chlorinated isocyanurates (Pace®).

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

Operating income increased $21.8 million due to the higher sales, including the positive contribution from the acquisition and lower legal expenses. The improvement was partially offset by higher selling and administration costs to support various growth initiatives throughout the businesses. In addition, the operating results benefited from a $6.1 million settlement of a favorable judgment obtained in 2004 against a former owner of an acquired company and from compensation for toxicology data of $1.7 million.

Wood Protection and Industrial Coatings

Sales increased $82.8 million, or 30.9%, primarily due to higher volumes (approximately 25 percent) and favorable foreign currency rates (approximately seven percent), which were slightly offset by lower pricing (approximately one percent). The increase in sales is a result of the favorable product mix, as higher volumes of Wolman® E and Tanalith® E (CCA-substitute) products and moldecides more than offset lower volumes of traditional CCA products. Sales also increased from the addition of new customers in the wood protection business. The improvement in product mix is a result of the transition to a new generation of wood preservatives for use in the residential market, driven by the voluntary withdrawal in the U.S. by wood treatment manufacturers of their CCA registrations for non-industrial uses as of December 31, 2003. Higher sales in the industrial coatings business were principally the result of favorable foreign exchange.

Operating income increased $10.2 million over the prior year due to higher sales, lower legal expenses and favorable foreign currency, partially offset by higher raw material costs and increased costs associated with converting customers to CCA-substitute preservatives.

Performance Products

	Years Ended December 31,
	2005	2004	2003
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$222.0	$145.0	$122.2
Hydrazine	18.9	24.2	34.0

Total Performance Products	$240.9	$169.2	$156.2

Operating Income (Loss)
Performance Urethanes	$19.2	$(5.2)	$(6.0)
Hydrazine	(0.9)	(2.6)	1.9

Total Performance Products	$18.3	$(7.8)	$(4.1)

Year Ended December 31, 2005 Compared to 2004

Sales increased $71.7 million, or approximately 42 percent, and operating results increased $26.1 million from prior year. The increase in sales is due to improved pricing (approximately 25 percent) and higher volumes (approximately 17 percent). Included in the 2005 operating results is the pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million.

Performance Urethanes

Performance urethanes sales increased $77.0 million, approximately 53 percent over the prior year, primarily due to higher volumes (approximately 27 percent) and improved pricing (approximately 26 percent). The increase in volumes was due to stronger demand across all product lines, particularly in glycols and specialty polyols, and higher contract manufacturing business. The improved pricing was principally due to successful price increases that mitigated the higher raw material costs. Operating results improved $24.4 million as higher sales volumes and improved margins from price increases, were slightly offset by increased raw material costs as well as increased compensation and benefits-related costs. Included in the 2005 operating results is the pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. In addition, 2005 and 2004 operating results include a charge for the Brazilian state import tax claim of $1.4 million and $1.6 million, respectively.

Hydrazine

Hydrazine sales decreased $5.3 million and operating results improved by $1.7 million. The lower sales were due to lower propellant revenues resulting from the expiration of the prior government contract on April 30, 2004. This was slightly offset by higher pricing for hydrazine hydrates and Ultra Pure™ hydrazine. Operating results improved as a result of the lower manufacturing costs and operating expenses due to cost-reduction efforts within the business due to the reduction in work force from last year.

On March 29, 2005, the Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had been awarded a 20-year hydrazine propellant supply contract for approximately $149 million for the production, storage, distribution and handling of hydrazine propellants for the U.S. Government. The Company will begin receiving monthly maintenance fee payments in the first quarter of 2006. Full-scale production is not scheduled to begin until 2007. (See Note 21 of Notes to Consolidated Financial Statements.)

The Company continues to evaluate a decision to start up the hydrazine hydrates plant which is currently idle in addition to other alternatives. The carrying value of such plant is approximately $4 million. If the Company decides not to start up the hydrates plant, the Company may incur a non-cash impairment charge and related shutdown costs. Any cash-related shutdown costs are expected to be less than $1 million.

Year Ended December 31, 2004 Compared to 2003

Sales increased approximately eight percent and operating results decreased by $3.7 million.

Performance Urethanes

Performance urethanes sales increased $22.8 million, approximately 19 percent, and operating results improved by $0.8 million. The increase in sales is the result of improved pricing and higher volumes due to stronger demand for glycol and specialty polyol products and higher contract manufacturing volumes. The improved pricing was principally due to the successful price increases to mitigate higher raw material costs. Operating results improved slightly as the higher sales and lower selling and administration expenses resulting from cost-reduction initiatives were mostly offset by higher raw material and energy costs as well as a charge for a Brazilian state import tax claim ($1.6 million). In addition, the 2003 results included income for an insurance settlement of approximately $3 million for reimbursement of past and expected future repairs and maintenance expense for storm damage at one of the Company’s manufacturing facilities that was partially offset by increased bad debt expense related to a customer in Venezuela.

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

Corporate Expenses (Unallocated)

	Years Ended December 31,
	2005	2004	2003
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$7.7	$26.1	$13.1

Year Ended December 31, 2005 Compared to 2004

The decrease in unallocated corporate expenses is principally due to the $10.2 million pre-tax gain on the sale of the Company’s Planar Solutions joint venture. Excluding this gain, corporate unallocated expenses decreased $8.2 million which is primarily due to lower incentive compensation related costs ($4.8 million), for both the Company’s long-term incentive plan and to a lesser extent the Company’s annual incentive plan. In addition, 2005 benefited from lower environmental remediation costs ($1.9 million) and the favorable operating results of the Planar Solutions joint venture due to higher sales and lower operating costs.

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

The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current facilities and certain off-site locations. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites, all of which have been accrued for in the accompanying consolidated financial statements.

In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for environmental concerns. For identified environmental liabilities as of the transaction date, there is no limit to the liability retained by the Company. The Company estimates such potential liability to be less then $1.0 million. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with the Company’s total exposure thus limited to $3.0 million over a five-year period from the closing date.

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

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $0.5 million and $2.4 million were recorded in 2005 and 2004 and were not material to operating results in 2003, but may be material in future years.

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

Cash outlays for environmental related activities for 2005, 2004 and 2003 were as follows:

	Years Ended December 31,
	2005	2004	2003
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.5	$1.3	$0.7
Plant Operations	6.9	6.4	6.7
Remedial Activities	3.0	2.7	2.3

Total Environmental Cash Outlays	$10.4	$10.4	$9.7

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.3 million at December 31, 2005, of which $3.5 million is classified as current liabilities and $8.3 million at December 31, 2004, of which $3.3 million is classified as current liabilities. The Company’s estimated environmental liability relates to eight sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $8 million to $12 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2005, the Company had estimated additional contingent environmental liabilities of $10.5 million.

Legal Matters

There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment, in favor of a railroad, of approximately $8.5 million plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 million plus interest. The judgment was affirmed on appeal in February 2005 and it is now final. In July 2005, the Company made a payment of $3.1 million in full settlement of such obligation which had been fully accrued.

The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The portion of the litigation involving claims by individuals was settled and the settlement amount was paid by the Company in 2004. In 2006, the parties reached an agreement in principle to settle the balance of the claims remaining in the litigation. The Company provided $3.0 million for its exposure in this litigation in 2003, and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the remaining plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.

There are no longer any CCA-related putative class action lawsuits pending against the Company or its subsidiaries, and there are ten other CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004 and 2003, and may be significant in the future. The Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 million per plaintiff. The Company is effectively self-insured for the first $3.0 million in this case, regardless of the number of plaintiffs. In 2004, the Company provided $3.0 million of self-insurance reserves related to its potential exposure in this case and does not expect any final resolution of this case, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. The Company has accrued approximately $4.0 million for the estimated taxes, related interest and a portion of the penalties associated with the claim. In November 2005, the Company made a payment of $4.6 million related to one of the open tax years. Included within the payment was $1.1 million related to a tax credit available to the Company as a result of such payment, which has been recorded as a receivable as of December 31, 2005. The Company has $1.3 million accrued for the remaining open tax years. As of December 31, 2005, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC seeks unspecified fines, injunctive relief, and legal costs, among other things. The NZCC has the authority to assess fines from each corporate defendant equal to the highest of (i) NZ$10 million (approximately US$7 Million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of the defendant. Penalties, if assessed, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. There is a proposed settlement regarding the claims brought against them by the NZCC which is subject to court approval. During 2005, the joint venture recorded a reserve of approximately $2.7 million related to its potential exposure for this case and as a result the Company’s equity in earnings (losses) was impacted by approximately $1.3 million.

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

Business and Credit Concentrations

A significant portion of sales of the treatment products segment (approximately 17%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2005 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer was not replaced.

Sales of the HTH water products business are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Years Ended December 31,
	2005	2004	2003
	($ in millions)
Provided By (Used For)
Accounts Receivable Securitization Program	$—	$—	$(33.5)
Change in Working Capital	(40.8)	10.8	4.9
Change in Noncurrent Liabilities	(31.4)	1.9	(1.6)
Net Operating Activities from Continuing Operations	6.1	76.3	13.8
Cash Flows of Discontinued Operations (Operating Activities)	—	12.7	6.8
Capital Expenditures	(18.3)	(18.3)	(17.0)
Businesses Acquired, net of Cash	(19.1)	(215.8)	(2.5)
Proceeds from Sales of Businesses, net	8.8	158.5	61.2
Proceeds from Sales of Land and Property	6.0	0.9	2.8
Net Investing Activities	(24.6)	(75.7)	43.3
Debt Borrowing (Repayments), net	8.9	7.8	(2.5)
Net Financing Activities	(7.7)	(6.5)	(13.9)

Operating Activities:

For 2005, $6.1 million was provided by operating activities from continuing operations compared to $76.3 million for 2004. The decrease is attributable to $36.2 million for voluntary contributions that were made to the Company’s U.S. pension plan and higher working capital. The use of cash from working capital was principally due to higher receivable balances as a result of increased sales in December 2005 and, to a lesser extent, lower accrued liabilities as a result of the legal settlement payments.

For 2004, the $62.5 million increase in cash flow provided by operating activities from continuing operations was primarily attributable to the improvement in working capital for 2004 compared to 2003 and higher income. In addition, 2003 cash flow had a negative impact of $33.5 million from not utilizing the accounts receivable securitization program.

The decrease in cash provided by the cash flows of discontinued operations (operating activities) is due to the sale of the majority of the microelectronic materials business in 2004.

Cash provided by the cash flows of discontinued operations (operating activities) was $12.7 million in 2004 compared to $6.8 million in 2003. The favorable comparison is due to the use of cash in 2003 related to the Hickson organics business that was sold.

Investing Activities:

Capital Expenditures:

Capital expenditures for 2005 were comparable to 2004 due to higher expenditures in the industrial biocides and personal care businesses offset by lower spending in the HTH water products and wood protection businesses.

Capital expenditures for 2004 increased 7.6% as compared to 2003 due to higher expenditures in the HTH water products and wood protection businesses.

Capital expenditures for 2006 are expected to be in the $30 to $35 million range, reflecting increases in all reportable business units.

Businesses Acquired, net of cash:

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its Nordesclor joint venture. The total purchase price, net of cash received, was $16.0 million, inclusive of expenses paid. The purchase price is further subject to a final working capital adjustment as well as a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next two years. The acquisition was financed with local borrowings and available cash. For additional information concerning the acquisition see the footnotes included in the 10-K (see Note 19 of Notes to Consolidated Financial Statements).

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price, net of cash acquired, was $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The payment consisted of cash and the issuance of the Company’s common stock with a value of $15.7 million. The purchase price was further subject to contingent payments of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. Since the acquisition, the Company has accrued $4.1 million with a corresponding increase to goodwill, of which $1.6 million will be paid in 2006. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between contingent cash payments and up to 223,250 additional shares of the Company’s common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payments will be a maximum of $1.7 million and earned based upon cumulative global net sales of certain products through 2005. Since the acquisition, the Company has accrued $1.0 million with a corresponding increase to goodwill, of which $0.5 million will be paid in 2006. For additional information concerning the acquisition see the Company’s Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004.

In December 2004, the Company acquired the working capital of a small water products distributor, Atofina, S.A., in Colombia for approximately $0.7 million in cash.

On August 1, 2003, the Company completed the purchase of the remaining 50% share of Aquachlor (Proprietary) Limited in South Africa from its joint venture partner Sentrachem Limited for $2.5 million (see Note 19 of Notes to Consolidated Financial Statements).

Proceeds from Sales of Businesses, net:

On November 30, 2005, the Company completed the sale of its 50 percent share in Planar Solutions to FUJIFILM Electronics Materials U.S.A., Inc. Net proceeds from the sale were $10.0 million in cash and included the assumption of approximately $7 million of guarantees of the joint venture’s debt. The company recorded a pre-tax gain of $10.2 million on this transaction. Net proceeds from the sale were used to pay down debt.

On July 19, 2005, the Company received £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved as of December 31, 2004 due to uncertainty concerning the collectibility.

Cash proceeds from the sale of a business, net in 2005 include certain expenses related to the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004. These expenses included the reimbursement of a working capital adjustment of $1.1 million as well as other disposition costs.

On November 30, 2004, the Company completed the sale of substantially all of the net assets of its microelectronic materials business to Fuji Photo Film Co., Ltd. Net proceeds from the sale were $158.5 million, after transaction costs and certain non-income taxes paid at closing. A portion of the proceeds was used to pay down debt.

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were £12.5 million ($20.1 million), subject to a post-closing working capital adjustment. Proceeds consisted of cash of £11.0 million ($17.7 million) and two notes for £1.5 million ($2.4 million), of which one note for £1.0 million ($1.6 million) was contingent on future operating results from January 1, 2003 through December 31, 2005. A portion of the proceeds were used to pay down debt (see Note 5 of Notes to Consolidated Financial Statements). On November 3, 2004, the Company received approximately $2.1 million of the post-closing working capital adjustment from the sale of the Hickson organics Castleford operations.

On July 2, 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Net proceeds from the sale were $47.6 million, after a post-closing working capital payment. A portion of the proceeds was used to pay down debt.

Proceeds from Sales of Land and Property:

On December 29, 2005, the Company sold approximately 550 acres of excess, vacant land located at its Brandenburg, Kentucky site to the Meade County/Brandenburg Industrial Development Authority, a local governmental agency. The net cash proceeds of the transaction were $6.0 million, and the Company recorded a pre-tax gain of $5.8 million.

In 2004, the Company sold a building and excess land for cash proceeds of $0.9 million.

In December 2003, the Company sold warehouses for proceeds of approximately $0.8 million. On September 30, 2003, the Company sold excess land. Total proceeds from the sale were $6.5 million. Proceeds consisted of cash of $2.0 million and a note of $4.5 million.

Other Net Investing Activities:

In February 2004, the Company funded rabbi trusts relating to three compensation deferral plans. During 2005 and 2004, the trusts have purchased marketable securities of $1.0 million and $2.4 million, respectively and the Company’s common stock of $0 million and $2.4 million, respectively, which are included in investing and financing activities, respectively.

Financing Activities:

Cash used by financing activities in 2005 was principally due to dividends paid to shareholders of $18.9 million, partially offset by cash proceeds from foreign borrowings of $8.2 million principally used to finance the acquisition of Nordesclor.

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

Liquidity

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. to replace the Company’s previous accounts receivable securitization program which had expired. Under the new program, which mirrors the expired program, the Company completed arrangements to sell, on an ongoing basis, participation interests in certain accounts receivable for a maximum purchase price of up to $80.0 million, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. As of December 31, 2005 and

2004, the Company had not sold any participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The costs of the program of $1.2 million and $1.1 million for the year ended December 31, 2005 and 2004, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statement of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to one-month LIBOR plus approximately 0.3% (4.1% in 2005). Under the previous program, the percentage was variable and was approximately equivalent to one-month LIBOR plus 0.45% (1.9% and 1.7% in 2004 and 2003, respectively). See Note 2 of Notes to Consolidated Financial Statements. The accounts receivable securitization program provides another source of funding for the Company and lowers overall funding costs.

In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility (“credit facility”) which expires in June 2006. The credit facility contains a quarterly leverage ratio of 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($49.8 million at December 31, 2005). As of December 31, 2005, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. The Company expects to replace this agreement with a new five-year revolving credit agreement prior to the expiration of this credit facility. At December 31, 2005, the Company had $210.0 million of available borrowings under the credit facility.

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

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, pursuant to which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539% (9.4739% at December 31, 2005). The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.5 million and $1.6 million at December 31, 2005 and December 31, 2004, respectively, and are included in Other Liabilities on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively. The notes contain a quarterly leverage ratio (debt/EBITDA) covenants and a debt to total capitalization ratio requirement. The quarterly leverage ratio is 3.50 and the debt to total capitalization ratio is 55%. In addition, the notes contain a fixed charge coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002 ($35.2 million at December 31, 2005). Proceeds from the issuance of these notes were used to pay down debt, including the Company’s $225 million revolving credit facility which expired in March 2002 and which was used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt. See Note 11 of Notes to Consolidated Financial Statements.

At December 31, 2005, the Company had $42.1 million of outstanding letters of credit.

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

The Company is a co-defendant and/or defendant in several cases at December 31, 2005, and has provided for its exposure for these cases. The Company does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. However, given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.

The Company’s minimum pension funding requirements as set forth by ERISA for its U.S. pension plans were originally expected to be $6.0 million in 2005 and $32.0 million in 2006. The company made voluntary contributions to its U.S. pension plan of $36.2 million in 2005, and as a result, there are no further minimum funding requirements anticipated for 2006 under current law. The Company also has minimum funding requirements for its U.K. pension plan, which are currently approximately $15 million for 2006.

Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2005:

	Payments Due by Period
	Total	Less then 1 Year	1 to 3 Years	3 to 5 Years	More then 5 Years
	($ in millions)
Debt and capital lease obligations (1)	$230.0	$12.0	$156.0	$62.0	$—
Operating lease commitments	36.9	9.9	12.0	8.0	7.0
Other contractual purchase obligations	34.1	10.7	14.0	7.4	2.0
Other long-term liabilities	5.1	1.4	—	3.7	—

Total	$306.1	$34.0	$182.0	$81.1	$9.0

(1)	The debt and capital lease obligations excludes the unamortized fair value adjustment related to the interest rate swaps that were terminated in May 2003. The Company received proceeds of $7.1 million, which is being amortized over the life of the senior notes (through March 2007) using the effective-interest yield method. At December 31, 2005, the unamortized fair value adjustment was $2.4 million. In addition, the debt and capital lease obligations excludes the fair market value of the swap agreements of $2.5 million.

Excluded from the debt and capital lease obligations are the related interest payments, which are estimated to be $19.5 million in 2006, $9.5 million in 2007, $7.5 million in 2008 and 2009 and $0 thereafter. The Company has used the contractual fixed interest rate on the portion of its debt that is not hedged. The interest payments on the portion of debt that have been effectively converted to variable rate indebtedness through use of interest rate swaps, have been calculated using the variable interest rate in effect as of December 31, 2005.

The amounts above exclude the Company’s minimum pension funding requirements as set forth by ERISA. As a result of the voluntary contributions to its U.S. pension plan of $36.2 million in 2005, there are no further minimum funding requirements anticipated for 2006 under current law. Our minimum funding requirements after 2006 are dependent on several factors, including the discount rate, but are expected to be approximately $10 million per year. The Company also has payments due under other postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company also has minimum funding requirements for its U.K. pension plan, which are expected to be approximately $15 million per year.

Other Financial Data

On October 28, 1999, Arch’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. The program was suspended in 2000. In October 2003, the Board of Directors unanimously agreed to continue the previous suspension of its stock repurchase program. The Company had repurchased approximately 893,000 shares of the 1.2 million authorized, or approximately 75%, at a cost of approximately $16 million. In connection with the acquisition of the Avecia pool & spa and protection & hygiene businesses, the Company reissued 744,538 shares with a value of $17.4 million.

On February 7, 2006, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on March 23, 2006 to shareholders of record at the close of business on February 21, 2006.

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

Pension and Postretirement Benefits

The Company’s accompanying Consolidated Balance Sheets include significant pension and postretirement benefit obligations, which are recorded based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, future compensation levels, expected return on plan assets, mortality rates and trends in health care costs, which are updated annually. The Company evaluates these assumptions annually with its actuarial advisors and believe that they are within acceptable industry ranges, although an increase or decrease in the assumptions or economic events outside the control of the Company could have a material impact on the results of operations.

The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of January 1 of the current plan year. Accumulated and projected benefit obligations represent the present value of future cash payments. The discount rate is based upon a yield curve consistent with the payment stream constructed from market observed yields for high quality bonds. The expected return on plan assets is based on the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

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

Incentive Compensation

The Company maintains a long-term employee incentive compensation plan that is intended to reward eligible employees for their contributions to the Company’s long-term success. Provisions for employee incentive compensation are included in Accrued Liabilities and Other Liabilities on the Company’s Consolidated Balance Sheets. The Company’s financial target for the long-term incentive plan is return on equity to be achieved in three years, which can be accelerated and earned in two years. The financial targets are set annually by the Compensation Committee of the Board of Directors. If the financial targets are not going to be achieved at the end of year three, one-half of the reward is forfeited and the remaining award is earned over the remaining three year period. Therefore, changes in the Company’s estimated financial performance, could have a significant impact on the amount of compensation expense recorded by the Company in any given period.

For additional information about significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after December 31, 2005, and unvested portions of previously issued and outstanding awards. The Company has no unvested portions of previously issued or outstanding awards and the Company currently does not intend to issue any stock awards to employees in 2006 or the foreseeable future. Therefore, the Company does not believe that this standard will have a material impact on its consolidated financial statements.

Derivative Financial Instruments

The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. Most of the Company’s currency derivatives expire within one year. At December 31, 2005, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $23.4 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $21.1 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheet. At December 31, 2004, the Company had forward contracts to sell foreign currencies with notional amounts of $13.8 million and no forward contracts to buy foreign currencies outstanding. The fair value of these forward contracts is included in Accrued Liabilities. At December 31, 2005 and 2004 the Company had no outstanding option contracts to sell or buy foreign currencies.

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 as of January 1, 2001, derivative instruments are recognized as assets or liabilities in the Company’s Consolidated Balance Sheets and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives, which do not qualify as a hedge for accounting purposes, are recognized in current period earnings.

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

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.5 million and $1.6 million at December 31, 2005 and December 31, 2004, respectively, and are included in Other Liabilities on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-K contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in U.S. and European economies; increases in interest rates; increase in pension expense and funding requirements; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain and/or increase chemical prices; higher-than-expected raw material costs and availability for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders and/or the overturning of the award to the Company of the new U.S. government contract for hydrazine propellants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; successful integration of the acquisition; and gains or losses on derivative instruments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rates

The Company is exposed to interest rate risk on approximately 45% of its outstanding borrowings, including, for this purpose, the participation interests sold under its accounts receivable securitization program, which are subject to floating rates. Based upon the Company’s expected 2006 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $0.6 million.

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

At December 31, 2005, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $23.4 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $21.1 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheet.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At December 31, 2005 and 2004, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, chromic acid, resins and monoethanolamine (“MEA”). Holding other variables constant, a 10 percent adverse change in the price of propylene would decrease the Company’s results of operations and cash flows by approximately $3 million. Holding other variables constant, a 10 percent adverse change in the price of copper metal, chromic acid, resins, MEA and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Arch Chemicals, Inc.

We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company in 2005 and 2003 changed the method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arch Chemicals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Stamford, CT

March 3, 2006

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in millions, except per share amounts)
ASSETS
Current Assets:
Cash and Cash Equivalents	$43.1	$74.6
Accounts Receivables, net	133.1	125.6
Short-Term Investment	68.4	53.3
Inventories, net	172.0	151.1
Other Current Assets	39.8	37.9
Assets Held For Sale	8.3	15.9

Total Current Assets	464.7	458.4
Investments and Advances—Affiliated Companies at Equity	5.7	15.5
Property, Plant and Equipment, net	191.4	211.6
Goodwill	211.5	192.4
Other Intangibles	140.7	151.2
Other Assets	47.9	70.9

Total Assets	$1,061.9	$1,100.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings	$8.5	$8.4
Current Portion of Long-Term Debt	3.5	0.7
Accounts Payable	174.6	160.2
Accrued Liabilities	88.9	108.1
Liabilities Associated with Assets Held For Sale	9.1	12.2

Total Current Liabilities	284.6	289.6
Long-Term Debt	217.8	215.2
Other Liabilities	194.5	235.4

Total Liabilities	696.9	740.2
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $1 per share, Authorized 100.0 shares:
23.6 shares issued and outstanding (23.4 in 2004)	23.6	23.4
Additional Paid-in Capital	422.2	418.2
Retained Earnings	36.4	14.8
Accumulated Other Comprehensive Loss	(117.2)	(96.6)

Total Shareholders’ Equity	365.0	359.8

Total Liabilities and Shareholders’ Equity	$1,061.9	$1,100.0

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Sales	$1,305.1	$1,120.9	$863.5
Cost of Goods Sold	953.9	808.0	618.1
Selling and Administration	266.8	252.6	209.7
Research and Development	21.2	15.4	11.7
Other (Gains) and Losses	(14.1)	1.4	(3.0)
Restructuring Expense	—	1.7	0.4
Impairment Charge	0.9	2.9	—
Interest Expense	20.8	19.8	17.2
Interest Income	1.1	1.2	0.6

Income From Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	56.7	20.3	10.0
Equity in Earnings of Affiliated Companies	2.9	4.0	5.6
Income Tax Expense	19.8	7.0	5.5

Income From Continuing Operations Before Cumulative Effect of Accounting Change	39.8	17.3	10.1
Income (Loss) from Discontinued Operations (net of tax expense of $0.2 million, $2.7 million and $2.3 million, respectively)	(1.6)	10.0	3.2
Gain (Loss) on Sales of Discontinued Operations (net of tax expense of $0.1 million, $0.8 million and $10.3 million, respectively)	2.8	(7.4)	14.5
Cumulative Effect of Accounting Change (net of tax benefit of $0.3 million and $0.2 million, respectively)	(0.5)	—	(0.4)

Net Income	$40.5	$19.9	$27.4

Net Income (Loss) Per Common Share—Basic:
Continuing Operations Before Cumulative Effect of Accounting Change	$1.69	$0.75	$0.45
Income (Loss) From Discontinued Operations	(0.07)	0.43	0.14
Gain (Loss) on Sales of Discontinued Operations	0.12	(0.32)	0.64
Cumulative Effect of Accounting Change	(0.02)	—	(0.02)

Basic Net Income Per Common Share	$1.72	$0.86	$1.21

Net Income (Loss) Per Common Share—Diluted:
Continuing Operations Before Cumulative Effect of Accounting Change	$1.67	$0.74	$0.45
Income (Loss) From Discontinued Operations	(0.07)	0.42	0.14
Gain (Loss) on Sales of Discontinued Operations	0.12	(0.32)	0.64
Cumulative Effect of Accounting Change	(0.02)	—	(0.02)

Diluted Net Income Per Common Share	$1.70	$0.84	$1.21

Weighted Average Common Stock Outstanding—Basic	23.6	23.2	22.6
Weighted Average Common Stock Outstanding—Diluted	23.8	23.5	22.6

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	Revised(1) 2004	Revised(1) 2003
	($ in millions)
Operating Activities:
Net Income	$40.5	$19.9	$27.4
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used in) Operating Activities, Net of Businesses Acquired:
(Income) Loss from Discontinued Operations	1.6	(10.0)	(3.2)
(Gain) Loss on Sales of Discontinued Operations	(2.8)	7.4	(14.5)
Cumulative Effect of Accounting Changes	0.5	—	0.4
Equity in Earnings of Affiliates	(2.9)	(4.0)	(5.6)
Other (Gains) and Losses	(14.1)	1.4	(3.0)
Depreciation and Amortization	46.7	46.9	39.4
Deferred Taxes	7.9	(3.6)	1.3
Restructuring Expense	—	1.7	0.4
Impairment Charge	0.9	2.9	—
Restructuring Payments	(1.9)	(4.8)	(4.5)
Change in Assets and Liabilities, Net of Purchases and Sales of Businesses:
Accounts Receivable Securitization Program	—	—	(33.5)
Receivables	(18.0)	(0.3)	(10.8)
Inventories	(26.5)	(7.4)	13.7
Other Current Assets	(1.1)	(1.7)	1.9
Accounts Payable and Accrued Liabilities	4.8	20.2	0.1
Noncurrent Liabilities	(31.4)	1.9	(1.6)
Other Operating Activities	1.9	5.8	5.9

Net Operating Activities from Continuing Operations	6.1	76.3	13.8
Cash Flows of Discontinued Operations	—	12.7	6.8

Net Operating Activities	6.1	89.0	20.6

Investing Activities:
Capital Expenditures	(18.3)	(18.3)	(17.0)
Businesses Acquired in Purchase Transactions, Net of Cash Acquired	(19.1)	(215.8)	(2.5)
Proceeds from Sales of Businesses, net	8.8	158.5	61.2
Proceeds from Sales of Land and Property	6.0	0.9	2.8
Cash Flows of Discontinued Operations	0.3	(0.9)	(2.1)
Other Investing Activities	(2.3)	(0.1)	0.9

Net Investing Activities	(24.6)	(75.7)	43.3

Financing Activities:
Long-Term Debt Borrowings	119.3	278.0	—
Long-Term Debt Repayments	(111.6)	(278.0)	(0.8)
Short-Term Borrowings (Repayments), net	1.2	7.8	(1.7)
Dividends Paid	(18.9)	(18.5)	(18.0)
Cash Flows of Discontinued Operations	—	—	0.1
Other Financing Activities	2.3	4.2	6.5

Net Financing Activities	(7.7)	(6.5)	(13.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.3)	3.0	2.6

Net (Decrease) Increase in Cash and Cash Equivalents	(31.5)	9.8	52.6
Cash and Cash Equivalents, Beginning of Year	74.6	64.8	12.2

Cash and Cash Equivalents, End of Year	$43.1	$74.6	$64.8

Supplemental Cash Flow Information for:
Income Taxes Paid (Refunded), net	$7.9	$11.9	$12.1
Interest Paid	$22.3	$21.7	$17.6
Issuance of Arch Common Stock—Avecia Acquisition	$1.7	$15.7	$—

(1)	See Basis of Presentation included in Note 1 of the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital			Total Shareholders’ Equity
							Comprehensive Income(Loss)
	Shares	Amount
			(in millions, except per share amounts)
Balance at December 31, 2002	22.4	$22.4	$410.2	$(9.5)	$(93.1)	$330.0
Net Income	—	—	—	27.4	—	27.4	27.4
Foreign Currency Translation Adjustments	—	—	—	—	20.5	20.5	20.5
Change in Fair Value of Derivatives	—	—	—	—	(0.3)	(0.3)	(0.3)
Minimum Pension Liability Adjustment, net of taxes of $11.2	—	—	—	—	(23.5)	(23.5)	(23.5)
Stock Options Exercised and Other Stock Awards	0.1	0.1	1.5	—	—	1.6	—
Cash Dividends ($0.80 per share)	—	—	(13.5)	(4.5)	—	(18.0)	—

Balance at December 31, 2003	22.5	22.5	398.2	13.4	(96.4)	337.7	$24.1

Net Income	—	—	—	19.9	—	19.9	19.9
Foreign Currency Translation Adjustments	—	—	—	—	19.5	19.5	19.5
Change in Fair Value of Derivatives	—	—	—	—	(0.2)	(0.2)	(0.2)
Minimum Pension Liability Adjustment, net of taxes of $10.1	—	—	—	—	(19.5)	(19.5)	(19.5)
Stock Issued	0.7	0.7	15.0	—	—	15.7	—
Tax Benefit on Stock Options	—	—	0.9	—	—	0.9	—
Stock Options Exercised	0.3	0.3	6.4	—	—	6.7	—
Stock Repurchases	(0.1)	(0.1)	(2.3)	—	—	(2.4)	—
Cash Dividends ($0.80 per share)	—	—	—	(18.5)	—	(18.5)	—

Balance at December 31, 2004	23.4	23.4	418.2	14.8	(96.6)	359.8	$19.7

Net Income	—	—	—	40.5	—	40.5	40.5
Foreign Currency Translation Adjustments	—	—	—	—	(20.5)	(20.5)	(20.5)
Change in Fair Value of Derivatives	—	—	—	—	—	—	—
Minimum Pension Liability Adjustment, net of taxes of $1.7	—	—	—	—	(0.1)	(0.1)	(0.1)
Stock Issued	0.1	0.1	1.8	—	—	1.9	—
Tax Benefit on Stock Options	—	—	0.1	—	—	0.1	—
Stock Options Exercised	0.1	0.1	2.1	—	—	2.2	—
Cash Dividends ($0.80 per share)	—	—	—	(18.9)	—	(18.9)	—

Balance at December 31, 2005	23.6	$23.6	$422.2	$36.4	$(117.2)	$365.0	$19.9

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Formation of Arch Chemicals, Inc.

Arch Chemicals, Inc. (“Arch” or the “Company”) was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation (“Olin”) for the purpose of effecting the distribution of certain of Olin’s chemical businesses (“Distribution”) to the shareholders of Olin. The Company is a biocides company providing innovative, chemistry-based solutions to control the growth of harmful microbes. Our concentration is in water, hair and skin care products, pressure-treated wood, paints and building products, and health and hygiene applications. The Company operates in two segments: Treatment Products and Performance Products. The Treatment Products segment includes three reportable business units: the HTH water products, the personal care and industrial biocides products and the wood protection and industrial coatings products businesses. The Performance Products segment includes two reportable business units: the performance urethanes business and the hydrazine business.

The Company has organized its segments around differences in products and services, which is how the Company manages its businesses.

The Treatment Products businesses manufacture and sell water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products. HTH water products produces chemicals for the sanitization and treatment of residential pool and commercial pool and spa water, and the purification of potable water. The Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. Consumer brands include HTH®, Baquacil®, Baqua Spa®, Sock It®, Super Sock It®, Duration®, POOLIFE®, and Pace®. The personal care and industrial biocides business manufactures biocides that control dandruff on the scalp and control the growth of micro-organisms particularly fungi and algae. It markets products such as Zinc Omadine®, the most widely used antidandruff agent in the world, as well as actives and functional products sold primarily to manufacturers of skin care and hair care products. The Company’s industrial biocides are used in mildew-resistant paints, coatings and lubricants. The Company also develops, manufactures and markets biocides primarily for anti-bacterial applications; it is a leading global supplier of biocides for the industrial preservation and consumer segments of the biocides market. The biocides products are marketed under the well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. The Company’s wood protection business sells wood treatment chemicals solutions that enhance the properties of wood. Its wood preservatives and fire retardants are sold under the brand names Wolmanized®, Thompsonized®, Tanalised®, Vacsol®, Resistol® and Dricon®. The Company’s industrial coatings business manufactures a wide range of coatings for a variety of applications for wood and other materials, which are industrial or consumer applied products for the surface decoration and protection of wood. These products are sold under brand names such as Sayerlack® and Linea Blu®.

Performance Products consist of performance urethanes and hydrazine. Performance urethanes manufacture a variety of specialty polyols, which are used as an ingredient for elastomers, adhesives, coatings, sealants and rigid foam. The business also manufactures glycols and glycol ethers for use as an ingredient in cleaners, personal care products and antifreeze. Hydrazine hydrates are used in chemical blowing agents, water treatment chemicals, agricultural products and pharmaceutical intermediates. Propellant-grade hydrazine and hydrazine derivatives are used by NASA, the U.S. Air Force and other customers as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. Ultra Pure™ hydrazine propellants are the highest purity anhydrous propellant in the industry and can extend the working life of satellites.

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

In 2005 the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to the discontinued operations, which in prior periods were reported on a combined basis as a single amount in net operating activities.

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

Assets Held for Sale

The Company accounts for assets held for sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. As of December 31, 2004, as a result of the sale of the majority of the microelectronic materials businesses, the Company has included the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the SFAS 144. The Company has retained its chemical management services (“CMS”) business. The Company is pursuing all strategic options for the CMS business, including its sale. In accordance with the accounting requirements of SFAS 144, the CMS business is reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. As such, the assets and liabilities of the discontinued operations have been presented separately on the face of the consolidated financial statements.

During 2005, the Company lost a key customer related to its Italian CMS operations and as a result has shut down its CMS operations in Italy. Prior to ceasing operations in Italy, the Company was able to sell remaining inventory and the majority of the fixed assets to the successor as well as transfer some of the employees.

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

New Accounting Pronouncements

As of December 31, 2005 the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”), which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On December 31, 2005 the Company recorded an asset and a liability of $0.2 million and $1.0 million, respectively. A one-time cumulative effect charge, net of tax benefit, of $0.5 million, has been recorded. These adjustments reflect the cost of retirement obligations related to facilities. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with owned or leased buildings and manufacturing facilities have not been recorded because these retirement obligations have an indeterminate settlement date, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of FIN No. 47 is not expected to be significant. At January 1, 2004, the pro forma amount of the Company’s asset retirement obligations, using the assumptions as of the date of the adoption of FIN No. 47 would be $0.9 million. Pro forma effects for the year ended December 31, 2004 and 2003, assuming adoption of FIN 47 as of January 1, 2003, were not material to net income or income per share amounts.

As of January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 the Company recorded an asset and liability of $0.4 million and $0.6 million, respectively. A one-time cumulative effect charge, net of tax benefit, of $0.4 million, has been recorded. These adjustments reflect the cost of retirement obligations related to facilities, certain equipment used in the manufacturing process, underground tanks and a landfill. The after-tax charge was recorded as the cumulative effect of an accounting change.

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

Securitizations and Transfers of Financial Instruments

The Company may sell trade accounts or notes receivables with or without recourse in the normal course of business. In accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), the Company’s sale of receivables associated with its accounts receivable securitization program is removed from the consolidated balance sheets at the time of sale. Sales and transfers that do not meet the criteria for surrender of control would be accounted for as secured borrowings. The value assigned to the subordinated interest retained in securitized trade receivables is based on the fair value of the interests retained, and is classified as a Short-Term Investment on the accompanying Consolidated Balance Sheets.

Long-Lived Assets

The impairment of tangible long-lived assets other than goodwill and intangible assets with definite lives is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under SFAS 144, a determination of impairment, if any, is made based on the undiscounted value of estimated future cash flows, salvage value or expected net sales proceeds, depending on the circumstances. Asset impairment losses are measured as the excess of the carrying value over the estimated fair value of such assets.

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

Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

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

U.S. Government Contracts

The Company has supply and storage contracts with the U.S. Defense Energy Support Center which principally consist of a fixed-price facility management fee for which revenue is recognized ratably over the contract period and the sale of product whereby the Company supplies product at a fixed price per pound, adjusted annually for agreed-upon cost escalations. Revenue is recognized for the U.S. Government’s product purchases when risk of loss of, and title to, the product is transferred to the U.S. Government. (See Note 21 for more information.).

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

Stock Options

The Company accounts for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed under SFAS 123, the Company has chosen to account for stock-based compensation cost using the intrinsic value method, in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, is disclosed in Note 16. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (see Note 16).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” This Statement revises SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the requisite service period in the income statement for the grant-date fair value of awards of share based payments including equity instruments and stock appreciation rights to employees. SFAS

No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability awards and accounting for tax benefits.

This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Due to the fact that all options have vested, the revised computations will not have a material impact on the Company’s financial statements. In addition, the Company currently does not intend to issue any stock awards to employees in 2006 or the foreseeable future. Therefore, the Company does not believe that this standard will have any material impact on its consolidated financial statements.

Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances where it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as future taxable income and available tax planning strategies. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets. The Company is also subject to examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes.

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

The reconciliation between basic and diluted shares outstanding for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
(in millions)	2005	2004	2003
Basic	23.6	23.2	22.6
Common equivalent shares from stock options using the treasury stock method	0.2	0.3	—

Diluted	23.8	23.5	22.6

Stock options of approximately 1.0 million, 1.0 million and 1.4 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004, the Company established a Rabbi Trust for several deferred compensation plans (see Note 15 for more information). The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock and the shares are excluded from the basic shares outstanding calculation and added back for dilutive shares outstanding. At December 31, 2005, the trust had purchased approximately 0.1 million shares on the open market.

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

Business and Credit Concentrations

A significant portion of sales of the treatment products segment (approximately 17%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2005 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer were not replaced.

Sales of the HTH water products business are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	Accounts Receivable/Short-Term Investment

Accounts receivable at December 31, 2005 and 2004 include the following:

	December 31,
($ in millions)	2005	2004
Accounts receivable, trade	$119.2	$110.6
Accounts receivable, other	18.5	20.0

	137.7	130.6
Less allowance for doubtful accounts	(4.6)	(5.0)

Accounts receivable, net	$133.1	$125.6

Included in accounts receivable other at December 31, 2005 is a receivable of $4.0 million for the remaining outstanding note from the sale of excess land in 2003, which is due in September, 2006.

Changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 are as follows:

($ in millions)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Beginning balance	$(5.0)	$(3.2)	$(2.8)
Provision for doubtful accounts	(2.1)	(2.1)	(3.5)
Bad debt write-offs, net of recoveries	3.1	1.7	3.8
Foreign exchange and other	0.2	(0.2)	(0.5)
Reclassification to short-term investment	(0.8)	(1.2)	(0.2)

Ending balance	$(4.6)	$(5.0)	$(3.2)

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. to replace the Company’s previous accounts receivable securitization program which had expired on March 30, 2005. Under this new program, the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At December 31, 2005 and 2004, respectively, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. During the year, these sales have been reflected as a reduction of receivables in the consolidated balance sheet. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $68.4 million and $53.3 million at December 31, 2005 and December 31, 2004, respectively, was classified separately from Accounts Receivable, net as a Short-Term Investment on the accompanying Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.5 million and $2.3 million at December 31, 2005 and 2004, respectively) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the years ended December 31, 2005, 2004 and 2003 of $1.2 million, $1.1 million and $0.8 million, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR plus approximately 0.3% (4.1% in 2005). Under the previous program, the percentage was also variable and was approximately equivalent to the one-month LIBOR plus 0.45% (1.9% and 1.7% in 2004 and 2003, respectively). The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

3.	Inventories

Inventories at December 31, 2005 and 2004 include the following:

	December 31,
($ in millions)	2005	2004
Raw materials and supplies	$54.4	$45.4
Work-in-progress	7.9	8.1
Finished goods	159.1	142.0

Inventories, gross	221.4	195.5
LIFO reserves	(49.4)	(44.4)

Inventories, net	$172.0	$151.1

Inventory valued using the LIFO method comprised approximately 40% to 50% of the total inventory at December 31, 2005 and 2004. Gross inventory values approximate replacement cost.

4.	Other Current Assets

Other current assets at December 31, 2005 and 2004 include the following:

	December 31,
($ in millions)	2005	2004
Deferred income taxes	$28.7	$28.0
Other	11.1	9.9

Other current assets	$39.8	$37.9

5.	Assets Held for Sale/Discontinued Operations

CMS Business

Assets held for sale consists of the Company’s CMS business, which was retained after the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”). The CMS business, which essentially services the customers of the business sold, no longer has any connections to any of the retained Arch businesses and the Company began an active program to dispose of the business. As a result and in accordance with the accounting requirements of SFAS 144, the results of operations of the CMS business have been reported as an asset held for sale and a discontinued operation in the consolidated financial statements.

During 2005, the Company lost a key customer related to its Italian operations and as a result has shut down its operations in Italy. Prior to ceasing operations in Italy, the Company was able to sell the remaining inventory and the majority of the fixed assets to the successor as well as transfer some of the employees. Included in Income (Loss) from Discontinued Operations for the twelve months ended December 31, 2005 are severance and related costs associated with the termination of these service contracts of the Italian CMS business of $1.1 million ($0.6 million after-tax). The Company continues to actively work on completing the sale of the remaining assets, which are now predominately located in the United States, but due to poor market conditions as well as changes within the current customer organizations, the Company has not yet been able to sell these assets.

The amounts actually realized by the Company at the time of sale could differ from the current net assets in the consolidated financial statements. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company’s ability to dispose of the business within the time, price and manner originally estimated and the retention of key customers during the divestiture period.

Microelectronic Materials Business

On November 30, 2004, the Company completed the sale of the majority of the operations of its Microelectronic Materials business to Fuji for $160.5 million, which includes a final post-closing working capital payment of $1.1 million to Fuji. The working capital adjustment had been accrued for at December 31, 2004. The proceeds from the divestiture were principally used to pay down debt. The after-tax loss on the sale is reflected in Gain (Loss) on Sales of Discontinued Operations, as follows:

($ in millions)
Cash Proceeds	$161.6
Working Capital Payment	(1.1)

Adjusted Cash Proceeds	160.5
Net Assets Sold	149.4
Transaction Costs Incurred	7.5

Subtotal	3.6
Foreign Exchange Realized	(3.0)

Pre-tax Gain	0.6
Tax Expense	2.2

Net Loss	$1.6

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

Arch retained its 50 percent interest in Planar Solutions, LLC, the Company’s joint venture with Wacker Chemical Corporation for the production and sale of CMP slurries, which it subsequently sold in November 2005 (See Note 22 for more information). The results of its CMP joint venture have been included in Corporate Expenses (Unallocated) through the date of sale.

The fully-dedicated manufacturing assets that the Company continues to own of the microelectronic materials business located in Brandenburg, Kentucky that were not sold in the recent divestiture are being utilized by the Company solely to supply certain raw materials to Fuji. Based upon the Company’s analysis in 2004 and original contract term, it was determined that these assets will have limited use, if any, after such transition period. As a result, the Company was required to review these long-lived assets for recoverability. Based upon an undiscounted cash-flow analysis, including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows. Therefore, during the fourth quarter of 2004, the Company recorded an impairment charge of $2.9 million to write-down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.

Hickson Organics Division

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. Total proceeds from the sale were £12.5 million ($20.1 million), subject to a post-closing working capital adjustment. Proceeds consisted of cash of £11.0 million ($17.7 million) and two notes for £1.5 million ($2.4 million), of which one note for £1.0 million ($1.6 million) was contingent on future operating results from January 1, 2003 through December 31, 2005. The Company placed a valuation reserve against the note of £1.0 million ($1.6 million). As a result of the sale, the Company recorded an after-tax loss of $2.0 million, which includes $3.9 million of deferred gains related to foreign currency translation adjustments that were realized at the time of the sale. Included in the loss on the sale is a curtailment loss of $0.5 million, after tax, related to the pension plan of the former Hickson employees due to the sale of the business. The loss is reflected in Gain (Loss) on Sales of Discontinued Operations.

On October 26, 2004, the Company received a final determination of the working capital adjustment from an independent third party appointed by the Company and the purchaser. The independent third party ruled in favor of the Company in an amount of $2.8 million related to the disputed amount of $3.4 million. As a result, the difference of $0.6 million was recorded as a component of loss from the Sales of Discontinued Operations during the third quarter of 2004, along with $0.3 million of legal fees associated with the arbitration. On November 3, 2004, the Company received approximately $2.1 million of the post-closing working capital adjustment. During the fourth quarter of 2004 there was significant uncertainty concerning the viability of the purchaser, and as a result, the Company provided a reserve for the remaining portion of the working capital payment and the outstanding note. In addition, the Company recorded a charge of $4.0 million related to probable future commitments related to the guarantee of future purchases by the purchaser which has become probable as a result of the significant uncertainty concerning the viability of the purchaser. During 2005, the Company made a partial payment of this liability (approximately $2.2 million) with the final payment being made in early 2006.

In 2005, the purchaser went into receivership and the Company recovered £1.7 million (approximately $2.9 million pre-tax) related to the two outstanding notes from the sale of the Hickson organics Castleford operations that were previously reserved as of December 31, 2004. The Company received the cash payment on July 19, 2005 for the principal and interest for these two outstanding notes and the gain has been reflected in Gain (Loss) on Sales of Discontinued Operations.

Sulfuric Acid Business

On July 2, 2003, the Company completed the sale of substantially all of the net assets of its sulfuric acid business to Peak Sulfur, Inc. Net proceeds from the sale were $47.6 million, after a post-closing working capital payment. The gain on the sale of $16.5 million, net of taxes of $10.5 million, is reflected in Gain (Loss) on Sales of Discontinued Operations.

Balance Sheet

Assets held for sale at December 31, 2005 and 2004 relate to the CMS business and the major classes of assets and liabilities classified as assets held for sale at December 31, 2005 and 2004 are as follows:

	December 31,
($ in millions)	2005	2004
Accounts receivable, net	$6.1	$9.5
Inventory	1.8	5.5
Other current assets	0.2	0.2
Property, plant and equipment, net	—	0.6
Other assets	0.2	0.1

Total assets associated with assets held for sale	8.3	15.9

Accounts payable and accrued liabilities	9.1	12.2

Total liabilities associated with assets held for sale	9.1	12.2

Net assets (liabilities) held for sale	$(0.8)	$3.7

Income (Loss) From Discontinued Operations

Income (Loss) from Discontinued Operations until the date of the applicable sale for the year ended December 31, 2005, 2004 and 2003 include the following:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
($ in millions)	2005	2004	2003
Sales—CMS	$10.0	$11.3	$10.3
Sales—microelectronic materials business sold	—	136.6	135.3
Sales—Hickson organics Castleford business	—	—	33.8
Sales—sulfuric acid business	—	—	17.5

Total sales of discontinued operations	$10.0	$147.9	$196.9

Earnings before interest and taxes—microelectronic materials business (including CMS)	$(1.4)	$12.7	$6.0
Earnings before interest and taxes—Hickson organics Castleford business	—	—	1.5
Earnings before interest and taxes—sulfuric acid business	—	—	1.7
Impairment charge—Hickson organics Castleford business	—	—	(4.0)
Restructuring income—microelectronic materials business	—	—	1.0
Restructuring income—Hickson organics Castleford business	—	—	0.1
Interest expense allocated—Hickson organics Castleford business	—	—	(0.8)
Tax expense	(0.2)	(2.7)	(2.3)

Income (loss) from discontinued operations	$(1.6)	$10.0	$3.2

Included in the year ended December 31, 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $1.1 million ($0.6 million after-tax).

6.	Investments and Advances—Affiliated Companies at Equity

The Company’s investments and advances to affiliated companies at December 31, 2005 include its 49% investment in Koppers Arch (“Koppers”), which manufactures CCA-based and other wood preservatives, and is located in Australia. The Company’s investments and advances to affiliated companies at December 31, 2004 also included its 50% investment in Nordesclor S.A., which the remaining 50% share was acquired on December 28, 2005 (See Note 19 for more information) and its 50% investment in Planar Solutions LLC, which was sold on November 30, 2005 (See Note 22 for more information).

There are no cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 2005. During the years ended December 31, 2005, 2004 and 2003, distributions of $2.1 million, $5.6 million and $4.7 million respectively, were received from joint ventures.

Summarized unaudited financial information for Nordesclor and Koppers joint ventures is as follows:

($ in millions)	Nordesclor 2004	Koppers 2004
December 31,
Financial Position:
Current assets	$15.5	$21.8
Current liabilities	2.4	11.8

Net working capital	13.1	10.0
Noncurrent assets	5.9	6.5
Noncurrent liabilities	0.1	7.2

Equity	$18.9	$9.3

	Nordesclor		Koppers
($ in millions)	2004	2003	2004	2003
For the Year Ended December 31:
Results of Operations
Sales	$24.6	$22.6	$50.8	$42.2
Income from operations before tax	5.5	6.8	5.3	5.0
Net income	4.6	5.7	3.3	3.5

7.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004 include the following:

	December 31,
($ in millions)	2005	2004
Land and improvements to land	$27.0	$27.1
Buildings and building equipment	98.9	97.9
Machinery and equipment	621.8	616.5
Leasehold improvements	8.6	8.0
Construction-in-progress	7.5	8.5

Property, plant and equipment	763.8	758.0
Less accumulated depreciation	(572.4)	(546.4)

Property, plant and equipment, net	$191.4	$211.6

Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $26.4 million, $22.1 million and $20.6 million in 2005, 2004 and 2003, respectively.

8.	Goodwill and Other Intangibles

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2003	$2.4	$30.3	$73.3	$106.0	$4.4	$110.4
Acquisitions	24.0	53.5	—	77.5	—	77.5
Post acquisition adjustment	2.5	2.3	(2.7)	2.1	—	2.1
Foreign exchange & other	0.1	2.0	0.3	2.4	—	2.4

Balance, December 31, 2004	29.0	88.1	70.9	188.0	4.4	192.4
Acquisitions	8.2	—	—	8.2	—	8.2
Post acquisition adjustment	2.8	1.9	7.8	12.5	—	12.5
Foreign exchange & other	0.7	(5.3)	3.0	(1.6)	—	(1.6)

Balance, December 31, 2005	$40.7	$84.7	$81.7	$207.1	$4.4	$211.5

The post acquisition adjustments for HTH water products and personal care and industrial biocides businesses reflect the contingent payments that are due to Avecia (see Note 19 for more information) as well as final deferred tax entries that were made related to acquisitions.

Other Intangibles

The gross carrying amount and accumulated amortization for other intangible assets as of December 31, 2005 and 2004 are as follows:

	December 31, 2005			December 31, 2004
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	69.0	12.8	56.2	70.8	7.7	63.1
Toxicology database	15.7	2.0	13.7	17.4	0.9	16.5
Developed technology	13.5	1.2	12.3	14.7	0.2	14.5
Other	10.5	4.7	5.8	10.5	3.7	6.8

Total amortizable other Intangibles	108.9	20.9	88.0	113.6	12.7	100.9
Total non-amortizable other Intangibles—Trademarks	53.1	0.4	52.7	50.7	0.4	50.3

Total other intangibles	$162.0	$21.3	$140.7	$164.3	$13.1	$151.2

In 2004 the Company recorded $0.4 million of deferred financing fees related to the debt amendments (see Note 11) and $1.4 of deferred financing fees related to the renewal of the Company’s three-year credit facility in 2003.

As of December 31, 2005, the Company has preliminarily allocated the entire excess purchase price related to the Nordesclor acquisition to goodwill, and is in the process of completing a valuation.

Amortization

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $7.4 million, $5.2 million and $1.9 million, respectively. Estimated amortization expense is $8.6 million for each of the years ended December 31, 2006 through 2008, and $7.6 million for each of the years ended December 31, 2009 and 2010.

9.	Other Assets

Included in other assets at December 31, 2005 and 2004 are the following:

	December 31,
($ in millions)	2005	2004
Deferred taxes	$39.5	$57.8
Other	8.4	13.1

Other assets	$47.9	$70.9

10.	Accrued Liabilities

Included in accrued liabilities at December 31, 2005 and 2004 are the following:

	December 31,
($ in millions)	2005	2004
Accrued compensation	$22.2	$25.8
Accrued litigation	8.4	13.1
Restructuring reserves (See Note 22)	0.4	2.3
Environmental reserves	3.5	3.3
Other	54.4	63.6

Accrued liabilities	$88.9	$108.1

11.	Debt

Included in short-term borrowings and long-term debt at December 31, 2005 and 2004 are the following:

	December 31,
($ in millions)	2005	2004
Unsecured senior notes	$210.8	$213.6
Other borrowings	19.0	10.7

Total debt	229.8	224.3
Less: current portion of long-term debt	(3.5)	(0.7)
Less: short-term borrowings	(8.5)	(8.4)

Long-term debt	$217.8	$215.2

Senior Notes

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively.

In May 2003, the Company terminated its interest rate swap agreements that were entered into in April 2002. As a result, the Company received cash proceeds of $7.1 million, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the basis adjustment of $7.1 million has been recorded as an increase to the carrying amount of the senior notes and is being amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method ($2.4 million and $4.2 million as of December 31, 2005 and 2004, respectively).

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.5 million and $1.6 million at December 31, 2005 and 2004, respectively, and are included in Other Liabilities on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/EBITDA) covenants and the debt to total capitalization ratio requirement for its senior notes. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.00 as of the last day of the quarter ending June 30, 2004, returning to 3.50 thereafter. The debt to total capitalization ratio was amended to 65% beginning on April 2, 2004 to and including June 30, 2004, 60% beginning on July 1, 2004 to and including September 30, 2004, returning to 55% beginning on October 1, 2004. Such amendments became effective on April 2, 2004, the date the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. In addition, the notes contain a fixed coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002 ($35.2 million at December 31, 2005).

Credit Facility

In June 2003, the Company entered into a new unsecured $210.0 million senior revolving credit facility (“credit facility”), which expires in June 2006. In connection with the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company amended its quarterly leverage ratio (debt/EBITDA) for its revolving credit facility. The amendment was put in place to take into account the fact that the acquisition would occur during the Company’s seasonal build of receivables and inventory. The quarterly leverage ratio was amended to 4.25 for the quarter ending March 31, 2004, 4.00 for the quarter ending June 30, 2004, returning to 3.50 thereafter. Such amendments became effective on April 2, 2004, the date the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The credit facility also contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003 ($49.8 million at December 31, 2005). As of December 31, 2005, facility fees payable on the credit facility are 0.35%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. The Company expects to replace this agreement with a new five-year revolving credit agreement prior to the expiration of this credit facility. There were no outstanding borrowings under the credit facility at December 31, 2005.

Other Borrowings

Other borrowings at December 31, 2005 and 2004 have interest rates ranging from 3% to 19%.

At December 31, 2005, the Company had $42.1 million of outstanding letters of credit. There are no amounts outstanding under the Company letters of guarantee.

Fair Value of Long-term Debt

The fair value of the Company’s long-term debt at December 31, 2005 was approximately $221.5 million. The fair value of the Company’s short-term debt at December 31, 2005 approximated the book value of $12.0 million due to the floating interest rate terms and the short maturity of the instruments.

12.	Other Liabilities

Included in other non-current liabilities at December 31, 2005 and 2004 are the following:

	December 31,
($ in millions)	2005	2004
Pensions and other postretirement employee benefit obligations (Note 15)	$164.4	$194.4
Environmental reserves (Note 20)	2.8	5.0
Other	27.3	36.0

Other liabilities	$194.5	$235.4

Included in pensions and other postretirement employee benefit obligations as of December 31, 2005 and 2004 are minimum pension liability adjustments of $157.0 million and $155.1 million, respectively.

13.	Derivative Financial Instruments

Foreign Currency

The Company uses foreign currency forward sale and purchase contracts and currency options as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally the British pound, Canadian dollar, Euro and Japanese yen). Most of the Company’s currency derivatives expire within one year. During 2005 and 2004, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges under the criteria of SFAS 133. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

During 2005 and 2004, the Company recorded net gains (losses) of $0.1 million and $(0.2) million respectively in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges of which, $(0.1) million and $0 million, respectively, were subsequently reclassified into current earnings during the year. The Company records expense in Selling and Administration expense related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

At December 31, 2005, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $23.4 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $21.1 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheet. At December 31, 2004, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $13.8 million. The counterparties to the contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

Foreign currency exchange gains (losses), net of taxes, were $(0.5) million in 2005, $(0.2) million in 2004 and $0.4 million in 2003.

Debt and Interest

In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counter parties to these agreements were major financial institutions. The agreements were to expire in March 2007. The Company had designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. In May 2003, the Company terminated these interest rate swap agreements and received cash proceeds of $7.1 million. The Company utilized the proceeds to pay down debt. In accordance with SFAS 133, the basis adjustment of $7.1 million has been recorded as an increase to the carrying amount of the senior notes and is being amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method ($2.4 million and $4.2 million as of December 31, 2005 and 2004, respectively).

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.5 million and $1.6 million as of December 31, 2005 and 2004, respectively, and are included in Other Liabilities on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

14.	Income Taxes

Components of Pretax Income from Continuing Operations

	Years Ended December 31,
($ in millions)	2005	2004	2003
Domestic	$25.5	$(12.8)	$(9.0)
Foreign	34.1	37.1	24.6

Pretax income	$59.6	$24.3	$15.6

Components of Income Tax Expense from Continuing Operations

	Years Ended December 31,
($ in millions)	2005	2004	2003
Currently payable (receivable):
Federal	$0.1	$(1.8)	$(2.1)
State	2.4	2.0	0.7
Foreign	9.2	9.2	6.3
Deferred	8.1	(2.4)	0.6

Income tax expense	$19.8	$7.0	$5.5

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

Effective Tax Rate Reconciliation

	Years Ended December 31,
	2005	2004	2003
Income tax provision (benefit) at U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign effective tax rate differential	0.1	2.5	10.7
State income taxes, net	3.9	1.1	3.9
Equity in income of affiliates	(1.4)	(1.3)	(6.3)
Research and development credit	(1.7)	(2.0)	(2.2)
Tax benefit from foreign export sales	(2.8)	(6.8)	(8.6)
Other, net	0.1	0.3	2.8

Effective tax rate	33.2%	28.8%	35.3%

Components of Deferred Tax Assets and Liabilities

	Years Ended December 31,
($ in millions)	2005	2004
Deferred tax assets:
Postretirement benefits	$9.1	$18.5
Certain accrued expenses and non-current liabilities	25.8	28.7
Net operating losses and other carryforwards	62.6	58.0
Minimum pension liability	52.6	50.8
Other miscellaneous items	6.4	8.6
Valuation allowance	(42.0)	(41.2)

Total deferred tax assets	114.5	123.4

Deferred tax liabilities:
Property, plant and equipment	21.3	26.0
Goodwill and other intangibles	11.8	5.5
Other miscellaneous items	13.2	8.2

Total deferred tax liabilities	46.3	39.7

Net deferred tax asset	$68.2	$83.7

	Years Ended December 31,
($ in millions)	2005	2004
Deferred tax asset—current	$28.7	$28.0
Deferred tax asset—non-current	39.5	57.8
Deferred tax liability—non-current	—	(2.1)

Net deferred tax asset	$68.2	$83.7

The valuation allowance of $42.0 million, relates to state net operating losses and tax credits, net operating losses and certain tax assets and other carryforwards of foreign entities for which management believes are not more likely than not to be realized. The portion of the valuation allowance which if subsequently recognized will be applied to reduce goodwill or other noncurrent intangible assets is approximately $23.0 million. In 2004, the Company reduced its valuation allowance by $2.7 million with a corresponding decrease to goodwill related to a tax asset of an acquired business which became realizable.

A full valuation allowance has not been established because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Taxable income is expected to be sufficient to recover the net benefit within the period in which these remaining differences are expected to reverse.

The Company has federal net operating loss carryforwards of approximately $20.9 million, which are available to offset future taxable income through 2024. The Company also has net tax assets of $4.0 million related to state and foreign net operating loss carryforwards. The Company has alternative minimum tax credit carryforwards of approximately $0.4 million, which are available to reduce regular income taxes, if any, over an indefinite period. The Company has research and development credits of $6.0 million which expire beginning in 2019.

The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2005, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries was approximately $150 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale. The Company has evaluated the repatriation provisions of the American Jobs Creation Act of 2004 and did not repatriate any earnings as a result of such legislation.

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

Subsequent to the Distribution, the Company adopted a retiree medical and death benefits plan that covers most domestic employees. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. This is an unfunded plan.

As part of the acquisition of Avecia’s U.S. pool & spa and protection & hygiene businesses, the Company assumed the liability for its employees that transferred into the Arch Pension Plan.

The following tables provide a reconciliation of the changes in the projected benefit obligations, fair value of assets and funded status of the Arch retirement plans.

	Pension Benefits		Other Postretirement Benefits
($ in millions)	2005	2004	2005	2004
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$232.4	$205.4	$17.1	$12.9
Service cost (benefits earned during the period)	6.6	6.9	0.5	0.6
Interest cost on the projected benefit obligation	14.0	13.0	1.0	0.9
Plan amendments	—	(4.2)	(0.9)	—
Actuarial loss	15.8	13.5	—	2.7
Curtailment (gain)/loss	—	(1.6)	—	0.4
Business acquisition	—	6.2	—	1.4
Benefits paid	(8.0)	(6.8)	(1.6)	(1.8)

Projected benefit obligation at end of year	$260.8	$232.4	$16.1	$17.1

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$127.4	$114.0	$—	$—
Employer contributions	39.7	7.8	1.6	1.8
Benefits paid	(8.0)	(6.8)	(1.6)	(1.8)
Business acquisition	—	2.9	—	—
Actual return on plan assets (net of expenses)	10.0	9.5	—	—

Fair value of plan assets at end of year	$169.1	$127.4	$—	$—

Funded Status	$(91.7)	$(105.0)	$(16.1)	$(17.1)
Unrecognized net actuarial loss	86.6	71.1	4.7	5.0
Unamortized prior service cost	(2.3)	(2.1)	(1.1)	(0.4)
Unamortized transition obligation	—	0.1	—	—

Accrued benefit cost	$(7.4)	$(35.9)	$(12.5)	$(12.5)

Amounts Recognized in the Statement of Financial Position Consist of:
Total accrued benefit cost	$(68.8)	$(83.8)
Minimum pension liability adjustment	61.4	47.9

Accrued benefit cost	$(7.4)	$(35.9)

The Company’s qualified pension plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2005 and 2004. The accumulated benefit obligation of this plan was $219.3 million and $196.6 million as of December 31, 2005 and 2004, respectively. The projected benefit obligation relating to the qualified plan was $240.1 million and $215.5 million, as of December 31, 2005 and 2004, respectively. The Company’s nonqualified pension plans are unfunded. The accumulated benefit obligation relating to these plans, included in the tables above, was $18.6 million and $14.6 million, as of December 31, 2005 and 2004, respectively. The projected benefit obligation related to these plans was $20.7 million and $16.9 million as of December 31, 2005 and 2004, respectively.

A Plan amendment in 2005 provides a limit on the postretirement medical benefits as a result of a contract change with the Company’s bargained for employees located at the Brandenburg, Kentucky facility. Plan amendments in 2004 were made to harmonize pension benefits for the former Avecia employees and to eliminate Long Term Disability Payments from the Pension Plan.

There are no minimum funding requirements anticipated for 2006, due primarily to the voluntary pension funding made in 2005 of $36.2 million. Pension expense is expected to be approximately $2.0 million higher in 2006.

Benefit costs presented below were determined based on actuarial methods and include the following components:

	Pension Benefits			Other Postretirement Benefits
($ in millions)	2005	2004	2003	2005	2004	2003
Net Periodic Benefit Expense:
Service cost including expenses (benefits earned during the period)	$6.9	$7.1	$6.7	$0.5	$0.6	$0.6
Interest cost on the projected benefit obligation	14.0	13.0	12.1	1.0	0.9	0.8
Expected return on plan assets	(13.6)	(11.5)	(11.9)	—	—	—
Amortization of prior service cost	0.2	0.3	0.6	(0.1)	(0.1)	(0.2)
Amortization of transition obligation	—	—	0.1	—	—	—
Curtailment (gain)/loss	—	(0.1)	—	—	1.5	—
Recognized actuarial loss	3.7	1.9	0.3	0.3	0.3	—

Net periodic benefit cost	$11.2	$10.7	$7.9	$1.7	$3.2	$1.2

The 2004 curtailment gain for the pension plan includes $(0.3) million which is included as a component of the sale of the microelectronic materials business and $0.2 million which is included in Restructuring in the accompanying Consolidated Statements of Income related to the hydrazine business. The curtailment loss related to the postretirement benefit plan includes $1.2 million which is included as a component of the sale of the microelectronic materials business and $0.3 million which is included in Restructuring in the accompanying Consolidated Statements of Income related to the hydrazine business.

The weighted average assumptions used to determine the benefit obligation for the pension and the postretirement plans at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Weighted Average Rate Assumptions:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.20%	4.50%	—	—

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted Average Rate Assumptions:
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	4.20%	4.50%	4.50%	—	—	—
Long-term rate of return on assets	8.50%	8.50%	8.75%	—	—	—

For 2005, the Company’s expected long-term rate of return on assets assumption was 8.50%. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

The Company’s pension plan asset allocation at December 31, 2005 and 2004 were:

	Pension Benefits
	2005	2004
Asset Category:
Equity Funds	71%	69%
Fixed Income Funds	29%	31%

Total	100%	100%

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

The benefits expected to be paid for the qualified and the nonqualified plans in each year from 2006 through 2010 are $8.7 million, $9.2 million, $9.7 million, $10.4 million and $11.0 million, respectively. The aggregate benefits expected to be paid in the five years from 2011 to 2015 are $74.0 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and include estimated future employee service.

The benefits expected to be paid for the other postretirement benefit plans in each year from 2006 through 2010 are $1.5 million, $1.5 million, $1.4 million, $1.4 million and $1.5 million, respectively. The aggregate benefits expected to be paid in the five years from 2011 to 2015 are $8.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and include estimated future employee service.

The annual measurement date is January 1 for the pension benefits and other postretirement benefits. For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans and pre-65 HMO plans was 9.50% and 10.25% in 2005 and 2004, respectively, decreasing to an ultimate trend rate of 4.5% in 2012. For non-bargained participants, Arch’s subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.

The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have resulted in a $0.1 million increase or decrease, respectively, in the aggregate service and interest cost components of expense for the year 2005, and a $0.4 million increase or $0.5 million decrease in the accumulated postretirement benefit obligation at December 31, 2005.

As part of the acquisition of Hickson, the Company acquired the liability for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan. The following tables provide a reconciliation of the changes in the projected benefit obligations, fair value of assets, funded status, certain assumptions and components of net periodic pension expense of the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans for the years ended December 31, 2005 and 2004.

	Pension Benefits
($ in millions)	2005	2004
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$350.7	$301.3
Service cost (benefits earned during the period)	0.6	0.5
Interest cost on the projected benefit obligation	17.7	17.6
Participant contributions	0.2	0.2
Actuarial loss	26.6	12.8
Benefits paid	(12.1)	(11.7)
Curtailment loss	—	—
Foreign exchange impact	(38.4)	30.0

Projected benefit obligation at end of year	$345.3	$350.7

	Pension Benefits
($ in millions)	2005	2004
Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$260.8	$218.7
Employer contributions	9.2	10.7
Benefits paid	(12.1)	(11.7)
Participant contributions	0.2	0.2
Actual return on plan assets (net of expenses)	39.7	20.8
Foreign exchange impact	(29.1)	22.1

Fair value of plan assets at end of year	$268.7	$260.8

Funded Status	$(76.6)	$(89.9)
Unrecognized net actuarial loss	99.8	111.4

Prepaid benefit cost	$23.2	$21.5

Amounts Recognized in the Statement of Financial Position Consist of:
Total accrued benefit cost	$(72.4)	$(85.7)
Minimum pension liability adjustment	95.6	107.2

Prepaid benefit cost	$23.2	$21.5

The Company’s Hickson U.K. plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2005 and 2004. The accumulated benefit obligation of this plan was $330.1 million and $334.8 million as of December 31, 2005 and 2004, respectively. The projected benefit obligation relating to the Hickson U.K. plan was $334.3 million and $339.0 million, as of December 31, 2005 and 2004, respectively. The accumulated benefit obligation relating to the Hickson U.K. Senior Executive plan, included above, was $11.0 million and $11.7 million, as of December 31, 2005 and 2004, respectively. The projected benefit obligation related to this plan was $11.0 million and $11.7 million as of December 31, 2005 and 2004, respectively.

The weighted average assumptions used to determine the benefit obligation for the U.K. pension plans at December 31 were:

	Pension Benefits
	2005	2004
Weighted Average Rate Assumptions:
Discount rate	5.00%	5.50%
Rate of compensation increase	4.05%	4.00%

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	2005	2004	2003
Weighted Average Rate Assumptions:
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.00%	3.90%	3.25%
Long-term rate of return on assets	6.75%	7.00%	7.25%

For 2005, the Company’s expected long-term rate of return on assets assumption was 7.00%, which was reduced by 0.25% to allow for the expenses of administering the plan, which have been removed from the service cost. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

Benefit costs presented below were determined based on actuarial methods and include the following components:

($ in millions)	2005	2004	2003
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.6	$0.5	$1.2
Interest cost on the projected benefit obligation	17.7	17.6	15.5
Expected return on plan assets	(17.1)	(17.9)	(16.3)
Curtailment loss	—	—	0.7
Realized actuarial (gain)/loss	4.1	2.6	1.3

Net periodic benefit cost	$5.3	$2.8	$2.4

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. Cash funding in 2006 is currently expected to be approximately $5 million higher than 2005 and pension expense is expected to be approximately $3 million higher in 2006.

The Company’s U.K. pension plan asset allocation at December 31, 2005 and 2004 were:

	Hickson U.K. Pension Plan		Hickson U.K. Senior Executive Plan
	2005	2004	2005	2004
Asset Category:
Equity Funds	44%	44%	32%	32%
Fixed Income Funds	56%	56%	68%	68%

Total	100%	100%	100%	100%

The target allocation for the pension plan assets is 43% in equity funds and 57% fixed income funds for the Hickson U.K. plan and 32% in equity funds and 68% fixed income funds for the Hickson U.K. Senior Executive plan. The investment strategy for the plans includes meeting the plan objectives, generating competitive investment returns and investing in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes currently include a mix of U.K. and non-U.K. equities and bonds.

The benefits expected to be paid in each year from 2006 through 2010 are £8.4 million, £7.7 million, £8.1 million, £8.5 million and £8.9 million, respectively. The aggregate benefits expected to be paid in the five years from 2011 to 2015 are £49.8 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and include the impact of estimated future employee service.

As part of the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company acquired certain liabilities for prior service associated with its U.K. defined benefit pension plan. Subsequent to the acquisition, a defined contribution plan was established for the transferred employees and no further future service benefit will be accrued in the defined benefit plan. As of December 31, 2005 and 2004, respectively, the projected benefit obligation of the plan was £13.4 million ($23.1 million) and £10.5 million ($20.4 million), the accumulated benefit obligation was £8.3 million ($14.3 million) and £6.4 million ($12.5 million), net assets of £8.6 million ($15.0 million) and £6.9 million ($13.4 million) and the accrued benefit was £3.1 million ($5.4 million) and £3.0 million ($5.8 million). The assumptions for the valuation are consistent with that of the Company’s other U.K. plans. During 2005 and 2004, the Company incurred £0.3 million ($0.6 million) and £0.3 million ($0.6 million), respectively, related to this plan.

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

The Rabbi Trust invests its assets in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, which generally are expected to generate returns consistent with those credited to the participants. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity ($2.4 million at December 31, 2005 and 2004), with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income. The other assets of the Rabbi Trust are reported at fair market value in Other Assets in the Consolidated Balance Sheets ($3.5 million and $2.4 million at December 31, 2005 and 2004, respectively). The deferred compensation liability in Other Liabilities in the Consolidated Balance Sheets reflects the fair market value of the plan participants’ compensation deferrals ($6.9 million and $5.0 million at December 31, 2005 and 2004, respectively). Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income.

Contributing Employee Ownership Plan

Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan (“Arch CEOP”) which is a defined contribution plan available to all domestic employees. As of that date, the Company ended its participation in the Olin Corporation Contributing Employee Ownership Plan (“Olin CEOP”) and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under the Arch CEOP has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $3.7 million, $3.4 million and $3.6 million in 2005, 2004 and 2003, respectively.

16.	Stock Option and Shareholder Rights Plans

Stock Option Plans

As of December 31, 2005, the Company had four stock-based compensation plans, which are described below.

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

In 1999, the Company adopted the 1999 Long Term Incentive Plan, a long-term incentive plan to encourage selected salaried employees to acquire a proprietary interest in the Company’s growth and performance and to attract and retain qualified individuals. The plan will provide for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. In addition, in 1999, the Company adopted the 1999 Stock Plan for Nonemployee Directors pursuant to which stock options and other stock awards may be granted to nonemployee directors. The Company’s policy is to grant options to purchase common stock at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable within one to three years and the directors’ options are exercisable upon grant. In general, all options are exercisable up to ten years from the date of grant. At December 31, 2005, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

The following table summarizes stock option activity during 2005, 2004 and 2003 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Prices
Balance, December 31, 2002	2,284	$23.95	$15.68 – 31.92
Options granted	184	18.50	16.53 – 18.56
Options exercised	77	16.99	15.68 – 20.85
Options cancelled or forfeited	32	20.03	17.38 – 31.92

Balance, December 31, 2003	2,359	23.81	16.53 – 31.92

Options exercised	352	19.27	17.38 – 23.48
Options cancelled or forfeited	4	25.40	17.38 – 31.92

Balance, December 31, 2004	2,003	24.60	16.53 – 31.92

Options exercised	110	20.27	17.38 – 28.98
Options cancelled or forfeited	20	29.58	20.16 – 31.92

Balance, December 31, 2005	1,873	$24.80	$16.53 – 31.92

At December 31, 2005 and 2004, options covering 1,872,570 and 2,002,966 shares, respectively, were exercisable at weighted average exercise prices of $24.80 and $24.60, respectively. The average remaining contractual life was approximately three years.

The following table summarizes information about stock options outstanding at December 31, 2005 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable

$16.53 – $23.00	904	4 years	$19.35
$28.58 – $31.92	969	1 years	$29.89

	1,873

Pursuant to APB No. 25, compensation cost is recorded when the fair market value of the Company’s stock at the date of grant for fixed options exceeds the exercise price of the stock option. The Company’s policy is to grant stock options with an exercise price equal to its common stock fair value on the date of grant. Accordingly, there are no charges reflected in the accompanying consolidated financial statements for stock options granted to employees. Compensation cost for restricted stock units is accrued over the life of the award based on the quoted market price of the Company’s stock at the date of the award. Compensation cost for performance share units are estimated based on the number of shares to be earned. The ultimate cost will be based on the market price of the Company’s stock at the settlement date. The Company has not granted any stock options in 2005 or 2004 and does not have any plans to grant options in 2006 or the foreseeable future (see Note 1 for accounting policy).

The fair value of each Arch option granted during 2003 was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used, weighted average fair values and pro forma net income for 2003 are listed below:

Years Ended December 31, 2003
Black-Scholes weighted-average assumptions:
Risk-free interest rate	3.62%
Dividend yield	4.3%
Expected volatility	45%
Term	10 years
Expected life	7 years
Option weighted average fair value	$5.98
Net income, as reported	$27.4
Stock-based employee compensation expense, net of tax	(0.8)

Pro forma net income	$26.6

Earnings (loss) per share:
Basic and diluted—as reported	$1.21
Basic and diluted—pro forma	$1.18

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

At December 31, 2005, the Company has reserved 2,360,972 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

In 2004, the Company established a Rabbi Trust for several deferred compensation plans (see Note 15 for more information), that permit or require their participants to defer a portion of their compensation. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity.

On October 28, 1999, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to buy back up to 1.2 million shares of its common stock, representing approximately five percent of outstanding shares. The program was suspended in 2000. In October 2003, the Board of Directors unanimously agreed to continue the previous suspension of its stock repurchase program. The Company had previously repurchased 893,000 shares of the 1.2 million shares authorized, or approximately 75 percent, at a cost of approximately $16 million. In connection with the acquisition of the Avecia pool & spa and protection & hygiene businesses, the Company reissued 744,538 shares with a value of $17.4 million.

Series A Participating Cumulative Preferred Stock

The Company has 40,000 authorized shares of $1 par value Series A Participating Cumulative Preferred Stock, of which none is outstanding.

Retained Earnings

Retained earnings as of December 31, 2005 and 2004 include earnings (losses) since the Distribution.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, additional minimum pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Change in Fair Market Value of Derivative Contracts	Accumulated Other Comprehensive Loss
($ in millions)
Balance at December 31, 2002	$(32.1)	$(61.3)	$0.3	$(93.1)
2003 activity	20.5	(23.5)	(0.3)	(3.3)

Balance at December 31, 2003	(11.6)	(84.8)	—	(96.4)
2004 activity	19.5	(19.5)	(0.2)	(0.2)

Balance at December 31, 2004	7.9	(104.3)	(0.2)	(96.6)
2005 activity	(20.5)	(0.1)	—	(20.6)

Balance at December 31, 2005	$(12.6)	$(104.4)	$(0.2)	$(117.2)

Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
($ in millions)	2005	2004
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.2)	$—
Net gain (loss) on cash flow hedges	0.1	(0.2)
Reclassification into earnings	(0.1)	—

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.2)	$(0.2)

18.	Segment Reporting

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

Segment results for the three years ended December 31 were as follows:

($ in millions)	2005	2004	2003
Sales:
Treatment Products:
HTH Water Products	$433.1	$366.0	$289.7
Personal Care and Industrial Biocides	272.7	234.6	149.3
Wood Protection and Industrial Coatings	358.4	351.1	268.3

Total Treatment Products	1,064.2	951.7	707.3
Performance Products:
Performance Urethanes	222.0	145.0	122.2
Hydrazine	18.9	24.2	34.0

Total Performance Products	240.9	169.2	156.2

Total Sales	$1,305.1	$1,120.9	$863.5

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$9.7	$7.2	$7.6
Personal Care and Industrial Biocides	44.5	50.1	28.3
Wood Protection and Industrial Coatings	15.4	24.1	13.9

Total Treatment Products	69.6	81.4	49.8
Performance Products:
Performance Urethanes	19.2	(5.2)	(6.0)
Hydrazine	(0.9)	(2.6)	1.9

Total Performance Products	18.3	(7.8)	(4.1)
Corporate Unallocated	(7.7)	(26.1)	(13.1)

Total Segment Operating Income, including Equity Income in
Affiliated Companies	80.2	47.5	32.6
Restructuring Expense	—	(1.7)	(0.4)
Impairment Expense	(0.9)	(2.9)	—
Equity in Earnings of Affiliated Companies	(2.9)	(4.0)	(5.6)

Total Operating Income	76.4	38.9	26.6
Interest expense, net	(19.7)	(18.6)	(16.6)

Total Income from Continuing Operations before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	$56.7	$20.3	$10.0

Equity Income (Loss) in Affiliated Companies:
Treatment Products:
HTH Water Products	$2.6	$2.3	$2.9
Wood Protection and Industrial Coatings	(0.2)	2.2	2.2

Total Treatment Products	2.4	4.5	5.1
General Corporate Unallocated	0.5	(0.5)	0.5

Total Equity Income in Affiliated Companies	$2.9	$4.0	$5.6

($ in millions)	2005	2004	2003
Depreciation Expense:
Treatment Products:
HTH Water Products	$12.4	$13.4	$12.6
Personal Care and Industrial Biocides	12.0	11.7	8.6
Wood Protection and Industrial Coatings	6.6	7.4	6.8

Total Treatment Products	31.0	32.5	28.0
Performance Products:
Performance Urethanes	5.1	4.5	4.7
Hydrazine	3.2	4.7	4.8

Total Performance Products	8.3	9.2	9.5

Total Depreciation Expense	$39.3	$41.7	$37.5

Amortization Expense:
Treatment Products:
HTH Water Products	$0.6	$0.3	$—
Personal Care and Industrial Biocides	4.8	3.0	0.1
Wood Protection and Industrial Coatings	1.8	1.7	1.6

Total Treatment Products	7.2	5.0	1.7
Performance Products	0.2	0.2	0.2

Total Amortization Expense	$7.4	$5.2	$1.9

Capital Spending:
Treatment Products:
HTH Water Products	$4.9	$6.0	$4.1
Personal Care and Industrial Biocides	6.3	4.3	4.5
Wood Protection and Industrial Coatings	4.7	6.0	3.9

Total Treatment Products	15.9	16.3	12.5
Performance Products:
Performance Urethanes	2.4	1.1	2.9
Hydrazine	—	0.9	1.6

Performance Products	2.4	2.0	4.5

Total Capital Spending	$18.3	$18.3	$17.0

Total Assets:
Treatment Products:
HTH Water Products	$243.2	$217.3	$148.1
Personal Care and Industrial Biocides	283.3	296.1	115.2
Wood Protection and Industrial Coatings	303.0	359.7	303.5

Total Treatment Products	829.5	873.1	566.8
Performance Products:
Performance Urethanes	82.7	73.6	87.0
Hydrazine	12.9	16.9	23.3

Total Performance Products	95.6	90.5	110.3
Other	136.8	136.4	299.3

Total Assets	$1,061.9	$1,100.0	$976.4

Investment & Advances—Affiliated Companies at Equity:
Treatment Products:
HTH Water Products	$—	$9.4	$8.7
Wood Protection and Industrial Coatings	5.7	6.1	7.3

Total Treatment Products	5.7	15.5	16.0

Total Investment & Advances—Affiliated Companies at Equity	$5.7	$15.5	$16.0

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense, impairment expense and certain unallocated expenses of the corporate headquarters. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and losses that are directly related to the segments are included in segment operating results. Additionally, segment operating income (loss) excludes restructuring income (expense) and impairment. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results. The 2005 corporate unallocated expense includes the gain on sale of the Planar joint venture of $10.2 million and the 2003 corporate unallocated expense includes the gain on sale of land of $2.5 million.

Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by reportable business unit substantially represent sales for the major product lines of the Company.

Geographic area information for the periods ended December 31, were as follows:

($ in millions)	2005	2004	2003
Sales
United States	$667.0	$557.8	$419.5

Europe, Africa and the Middle East	403.2	373.4	297.4
Latin America and Canada	135.1	101.9	83.6
Pacific Rim	99.8	87.8	63.0

Total Foreign Sales	638.1	563.1	444.0

Total Sales	$1,305.1	$1,120.9	$863.5

Long-lived Assets (excludes Goodwill)
United States	$170.5	$211.4	$198.2

Italy	49.8	51.4	52.0
England	128.1	145.5	47.4
Europe (remaining), Africa and the Middle East	15.4	19.1	21.1
Latin America and Canada	10.4	9.4	13.5
Pacific Rim	5.8	12.4	7.9

Total Foreign Long-Lived Assets	209.5	237.8	141.9

Total Long-lived Assets	$380.0	$449.2	$340.1

Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $98.9 million, $76.2 million and $68.6 million in 2005, 2004 and 2003, respectively.

19.	Acquisitions

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its Nordesclor joint venture. The total purchase price, net of cash received, was $16.0 million, inclusive of expenses paid. The purchase price is further subject to a final working capital adjustment as well as a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next two years. The acquisition was financed through local borrowings and available cash.

Annual sales for Nordesclor for the years ended December 31, 2005, 2004 and 2003 were $30.4 million, $24.6 million and $22.6 million, respectively. Net income for Nordesclor for the years ended December 31,

2005, 2004 and 2003 was $5.2 million, $4.6 million and $5.7 million, respectively. In 2005, 2004 and 2003, the Company recorded its proportionate share of the results of operations of Nordesclor joint venture as a component of Equity in Earnings of Affiliated Companies in the Consolidated Income Statement. As of December 31, 2005, the Company has consolidated the balance sheet and effectively eliminated the Investment of the Affiliated Company from its Consolidated Balance Sheet. The Company has not finalized the valuation of the acquired business; thus, the allocation of the purchase price is preliminary and subject to refinement. The supplemental cash flow information on the business acquired is as follows:

($ in millions)
Working Capital	$9.5
Property, plant and equipment, net	6.5
Goodwill	8.2
Non-Current Liabilities	(0.5)
Investment & Advances—Affiliated Companies at Equity	(7.7)

Cash paid, net of cash received	$16.0

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The results of these operations have been included in the Company’s consolidated financial statements since that date. The total purchase price, net of cash acquired, was approximately $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The payment consisted of cash and 669,750 shares of Arch common stock which was valued at $15.7 million. The fair value of the common stock issued was determined based on the average market price of Arch’s common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced, including a discount due to the fact that the shares contain certain restrictions that limit their immediate marketability. The purchase price is further subject to contingent payments of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. Since the acquisition, the Company has accrued $4.1 million with a corresponding increase to goodwill, of which $1.6 million will be paid in 2006. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration split equally between contingent cash payments and up to 223,250 additional shares of Arch common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which was issued in January 2005 with a value of $1.7 million. The contingent cash payments will be a maximum of $1.7 million and earned based upon cumulative global net sales of certain products through 2005. Since the acquisition, the Company has accrued $1.0 million with a corresponding increase to goodwill, of which $0.5 million will be paid in 2006. The acquisition was financed principally from borrowings under the Company’s revolving credit facility.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, including the contingent payments earned during 2004. The Company has completed its valuation and the following details the final allocation before any contingent consideration that was subsequently earned.

($ in millions)	At April 2, 2004
Current Assets	$59.4
Property and equipment	28.1
Intangible Assets	95.4
Goodwill	86.8

Total assets acquired	269.7
Current Liabilities	29.8
Long-term liabilities	9.1

Total liabilities assumed	38.9

Net assets acquired	$230.8

Included in the current liabilities in the opening balance sheet is an accrual for $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S. As of December 31, 2005 and 2004, $4.5 million and $3.2 million, respectively, in payments have been made. The major actions of these plans have been completed.

Of the $95.4 million of acquired intangible assets, $18.7 million was assigned to tradenames, which is not subject to amortization as it has an indefinite life. The remaining $76.7 million of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets that make up that amount include customer lists of $45.4 million (14-year weighted-average useful life), a toxicology database of $16.7 million (15-year life), $14.2 million was assigned to developed technology (15-year life) and a non-compete agreement of $0.4 million (5-year life).

The $86.8 million of goodwill was assigned to pool & spa and protection & hygiene businesses in the amounts of $28.6 million and $58.2 million, respectively.

Supplemental Pro Forma Information

The table below presents unaudited pro forma financial information in connection with the Avecia acquisition as if it had occurred on January 1, 2003 and 2004. In addition, the Company has excluded from the pro forma information the results of operations of the microelectronic materials business as if the sale had occurred on January 1, 2003.

The unaudited pro forma information below reflects pro forma adjustments which are based upon currently available information and certain estimates and assumptions, and therefore the actual results may differ from the pro forma results. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information. This information should be read in conjunction with the Form 8-K/A, filed by the Company on June 16, 2004, in connection with the Avecia acquisition, which contains unaudited pro forma combined financial statements and the Form 8-K/A, filed by the Company on December 6, 2004, in connection with the sale of the majority of the microelectronic materials businesses.

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

	Twelve Months Ended December 31,
($ in millions, except per share amounts)	2004	2003
Sales	$1,160.0	$1,001.4
Income from continuing operations before cumulative effect of accounting change	$20.0	$13.3
Net Income	$22.6	$30.6
Basic income per common share
Continuing operations before cumulative effect of accounting change	$0.85	$0.57
Net Income	$0.96	$1.31
Diluted income per common share
Continuing operations before cumulative effect of accounting change	$0.84	$0.57
Net Income	$0.95	$1.31

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

($ in millions)
Working Capital	$4.3
Property, plant and equipment, net	3.6
Non-Current Liabilities	(0.8)
Payable to Arch Chemicals, Inc.	(4.6)

Cash paid	$2.5

20.	Commitments and Contingencies

Leases

The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties may contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $15.3 million in 2005, $14.8 million in 2004 and $13.8 million in 2003 (sublease income and contingent rent expense is not significant).

Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 are as follows: $7.6 million in 2006; $6.6 million in 2007; $5.4 million in 2008; $4.5 million in 2009; $3.5 million in 2010 and $7.0 million thereafter.

Litigation

There are a variety of non-environmental legal proceedings pending or threatened against the Company. In connection with the acquisition of Hickson, the Company assumed certain legal obligations, including a trial court judgment, in favor of a railroad, of approximately $8.5 million plus interest in a lawsuit associated with a wood preservative spillage in 1994. In 2002, a new trial resulted in a judgment of $2.6 million plus interest. The judgment was affirmed on appeal in February 2005 and it is now final. In July 2005, the Company made a payment of $3.1 million in full settlement of such obligation which had been fully accrued.

The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The portion of the litigation involving claims by individuals was settled and the settlement amount was paid by the Company in 2004. In 2006, the parties reached an agreement in principle to settle the balance of the claims remaining in the litigation. The Company has provided $3.0 million for its exposure in this litigation, and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the remaining plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.

There are no longer any CCA-related putative class action lawsuits pending against the Company or its subsidiaries, and there are ten other CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004, and may be significant in the future. Based on the information currently available to the Company, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. The Company has accrued approximately $4.0 million for the estimated taxes, related interest and a portion of the penalties associated with the claim. In November 2005, the Company made a payment of $4.6 million related to one of the open tax years. Included within the payment was $1.1 million related to a tax credit available to the Company as a result of such payment, which has been recorded as a receivable as of December 31, 2005. The Company has $1.3 million accrued for the remaining open tax years. As of December 31, 2005, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC seeks unspecified fines, injunctive relief, and legal costs, among other things. The NZCC has the authority to assess fines from each corporate defendant equal to the highest of (i) NZ$10 million (approximately US$7 Million), (ii) three times the commercial gain from any contravention or (iii) 10% of the sales of the defendant. Penalties, if assessed, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. There is a proposed settlement regarding the claims brought against them by the NZCC which is subject to court approval. During 2005, the joint venture recorded a reserve of approximately $2.7 million related to its potential exposure for this case and as a result the Company’s equity in earnings (losses) was impacted by approximately $1.3 million.

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

Environmental

Olin and the Company have entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying Consolidated Financial Statements.

In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for environmental concerns. For identified environmental liabilities as of the transaction date, there is no limit to the liability retained by the Company. The Company estimates such potential liability will be less then $1.0 million. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million liability and the parties will share equally the next $6.0 million of liabilities with the Company’s total exposure limited to $3.0 million over a 5 year period from the closing date.

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

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.3 million and $8.3 million at December 31, 2005 and 2004, respectively. The Company’s estimated environmental liability relates to eight sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2005, the Company had estimated additional contingent environmental liabilities of $10.5 million.

Other

New U.K. tax legislation has been enacted that will affect a wide range of financing structures that U.S. groups have commonly used to invest in the U.K. The rules are complex and areas of uncertainty exist. This new legislation could increase the Company’s effective tax rate by limiting its ability to obtain a U.K. tax deduction for certain of its U.K. interest expense. The Company has a deferred tax asset for this accrued interest of approximately $6.7 million as of December 31, 2005. Depending on the application of this new legislation, this deferred tax asset may not be recoverable and therefore, would increase the Company’s effective tax rate. In 2005, the Company requested clearance from the U.K. taxing authority that this new legislation would not apply to the Company’s financing structures. In January 2006, the Company received clearance from the U.K. taxing authorities that this new legislation does not apply to the Company’s financing structures.

21.	U.S. Government Contract

On March 29, 2005, the Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had been awarded a 20-year hydrazine propellant supply contract for approximately $149 million for the production, storage, distribution and handling of hydrazine propellants for the U.S. Government. The Company will begin receiving monthly maintenance fee payments in the first quarter of 2006. Full-scale production is not scheduled to begin until 2007.

The 35-month contract secured in November 2003 for storage and distribution services of the DESC’s hydrazine-based propellants products was valued at $4.3 million.

In February 2004, the Company was awarded a twenty-five month contract valued at $11.9 million, with the DESC for Ultra Pure™ hydrazine. This contract began January 1, 2005 and will provide fuel for various space programs.

In 2005, 2004 and 2003, the Company’s performance products segment sales include $6.7 million, $12.4 million and $23.9 million, respectively, related to these agreements.

22.	Restructuring and Other (Gains) and Losses

Restructuring

Results for 2004 and 2003 include restructuring expense totaling $1.7 million and $0.4 million, respectively. In addition, included within the results of the microelectronic materials business which have been reclassified into discontinued operations for 2003 is restructuring income of $1.0 million.

Restructuring

Restructuring expense of $1.7 million in 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves for revisions to previous plans’ estimates.

The 2003 restructuring income consists of $1.4 million for headcount reductions of approximately 30 employees in the performance products segment. The headcount reductions are due to the reorganization related to the sale of the sulfuric acid business and the temporary idling of the Company’s hydrazine hydrate plant in Lake Charles, Louisiana. It also includes a charge of $1.1 million, for additional headcount reductions associated with a revision to the 2002 organizational restructuring program, offset by a reduction in the prior years’ restructuring reserves of $2.1 million for revisions to previous plans’ estimates. In addition, there is $1.0 million reduction in the prior years’ restructuring reserves for revisions to previous plans’ estimates included in discontinued operations for the microelectronic materials business. All of the costs related to the 2003 program have been incurred and no accrual relates to this restructuring program as of December 31, 2005 and 2004.

The following table summarizes activity related to the 2004 restructuring program for severance related headcount costs in the hydrazine business due to the expiration of the government contract:

($ in millions)	Severance Costs
2004 Activity:
Provision	$2.1
Payments	0.6
Reclass postemployment and insurance liabilities	0.7

Balance at December 31, 2004	0.8
2005 Activity:
Payments	0.5

Balance at December 31, 2005	$0.3

As a result of the acquisition in 2004 of the Avecia pool & spa and protection & hygiene businesses, the Company incurred $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S which has been included as a component of goodwill. The following table summarizes activity related to this plan:

($ in millions)	Severance and Relocation Costs	Other Items	Total
2004 Activity:
Provision	$4.1	$0.5	$4.6
Payments	3.2	—	3.2

Balance at December 31, 2004	0.9	0.5	1.4
2005 Activity:
Payments	0.9	0.4	1.3

Balance at December 31, 2005	$—	$0.1	$0.1

As of December 31, 2005, all affected employees have been notified of their termination; of these, some are still receiving severance benefits. At December 31, 2005 and 2004, $0.4 million and $2.2 million, respectively, of restructuring reserves were included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

Other (Gains) and Losses

Other (gains) and losses in 2005 includes the pre-tax gain on the sale of the Company’s Planar Solutions joint venture of $10.2 million as well as a pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. These items were partially offset by an additional charge of $1.9 million for penalties and interest related to the Brazilian state import tax claim initially recorded in 2004, in the performance urethanes, HTH water products and hydrazine businesses. On December 29, 2005, the Company completed the sale of excess land at its Brandenburg, Kentucky, location. Total proceeds of the sale were $6.0 million. On November 30, 2005, the Company completed the sale of its 50 percent share in Planar Solutions to FujiFilm Electronics Materials U.S.A., Inc. Net proceeds from the sale were $10 million in cash and the assumption of approximately $7 million of guarantees of the joint venture’s debt.

Other (gains) and losses in 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million in the performance urethanes, HTH water products and hydrazine businesses, offset by the pre-tax gain of $0.6 million on the sale of a building in the personal care business.

Other gains and losses in 2003 include the pre-tax gain on the sales of two warehouses of $0.5 million and the sale of excess land of $2.5 million. Total proceeds of the sale were $6.5 million. Proceeds consist of cash of $2.0 million and a note of $4.5 million. The note is payable in two installments: $0.5 million was paid on March 31, 2005 and $4.0 million is due by September 30, 2006. The note is collateralized by the property. The note bears interest per the ten-year constant maturity treasury index.

23.	Quarterly Financial Data (Unaudited)

($ in millions, except per share amounts)
2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$301.3	$411.3	$314.2	$278.3	$1,305.1
Gross margin	83.7	116.7	83.1	67.7	351.2
Net income (loss) (a)	3.6	27.4	5.9	3.6	40.5
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	0.15	1.03	0.28	0.21	1.67
Diluted income (loss) per share	0.15	1.15	0.25	0.15	1.70
Stock market price:
High	29.29	29.90	26.88	31.14	31.14
Low	25.76	22.63	22.90	21.96	21.96
Close (at end of quarter)	28.47	24.96	23.25	29.90	29.90
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$240.3	$362.0	$276.8	$241.8	$1,120.9
Gross margin	65.1	113.9	73.9	60.0	312.9
Net income (loss)	3.0	25.2	5.6	(13.9)	19.9
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	0.10	0.93	0.07	(0.36)	0.74
Diluted income (loss) per share	0.13	1.07	0.24	(0.59)	0.84
Stock market price:
High	28.60	30.18	29.49	30.87	30.87
Low	23.41	24.70	25.04	26.76	23.41
Close (at end of quarter)	28.23	28.82	28.50	28.78	28.78
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

(a)	Net Income in fourth quarter of 2005 has been affected by a pre-tax gain on the sale of the Company’s Planar Solutions joint venture of $10.2 million as well as a pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. These items were partially offset by an additional charge of $1.0 million for penalties and interest related to the Brazilian state import tax claim initially recorded in 2004, in the performance urethanes, HTH water products and hydrazine businesses (see Note 22 for more information).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

As of December 31, 2005 (“Evaluation Date”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Code of Conduct. Our internal control over financial reporting includes written policies and procedures that:

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management based such assessment upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included on the following page.

Michael E. Campbell	Louis S. Massimo
Chairman of the Board, President and	Executive Vice President and Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Arch Chemicals, Inc.

We have audited management’s assessment, included in the accompanying Management Report, that Arch Chemicals, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Arch Chemicals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, Arch Chemicals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Stamford, CT

March 3, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information relating to the Company’s Directors under the paragraphs entitled “Who are the persons nominated by the Board in this election to serve as directors?” and “Who are the other remaining directors and when are their terms scheduled to end?” under the heading “Item 1—Election of Directors” in the Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in the Proxy Statement is incorporated by reference in this Report.

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

The Audit Committee of the Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. As of March 3, 2006, the members of the Committee are: John P. Schaefer (chair), Michael O. Magdol and Janice J. Teal. The Board of Directors has determined that Mr. Magdol is the “audit committee financial expert” for purposes of SEC rules and is an independent director under NYSE rules.

Item 11.	Executive Compensation

The information under the heading “Executive Compensation” in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation contained in the Proxy Statement and the performance graph contained in the Proxy Statement) is incorporated by reference in this Report. The information under the heading “Additional Information Regarding the Board of Directors—What are the directors paid for their services?” in the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning holdings of Company stock by certain beneficial owners contained under the heading “Certain Beneficial Owners” in the Proxy Statement and the information concerning beneficial ownership of the Company’s common stock by directors and officers of the Company under the heading “Security Ownership of Directors and Officers” in the Proxy Statement are incorporated by reference in this Report.

Equity Compensation Plan Information as of December 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,872,570	$24.80	505,473
Equity compensation plans not approved by security holders	0	0	0
Total	1,872,570	$24.80	505,473

(1)	Figures include information for equity compensation plans of Olin that issued in 1999 options to acquire shares of the Company’s common stock in exchange for old Olin options as part of an equitable adjustment made in connection with the spinoff of the Company from Olin in 1999. No further options to acquire the Company’s common stock may be issued under such plans. As of December 31, 2005, 695,558 of these options were outstanding.
(2)	505,473 of the shares shown may be issued in connection with future grants of stock-based awards and future deferrals of compensation to stock accounts. 40,784 of the shares shown relate to various current deferrals of awards or compensation in the form of phantom shares payable in shares of the Company’s common stock at the end of the deferral period. Shares remaining available for future issuance by plan are: 464,865 under the 1999 Long Term Incentive Plan, 23,537 under the 1999 Stock Plan for Non-Employee Directors and 17,071 under the Employee Deferral Plan.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

Item 14.	Principal Accountant Fees and Services

The information contained under the headings “What were KPMG fees in 2004 and 2005?” and “Pre-Approval Policies and Provisions” in the Proxy Statement is incorporated by reference in this Report.

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

The financial statements of the Company’s Nordesclor joint venture and Koppers Arch joint venture have been summarized within the Notes to the Consolidated Financial Statements due to the significance of their results to the consolidated Company for 2004 and 2003. Separate financial statements of the remaining 50% or less owned companies accounted for by the equity method are not summarized herein and have been omitted because they would not constitute a significant subsidiary.

3. Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10.6 through 10.18 below.

2.1	Share Purchase Agreement, dated August 11, 2003, among Hickson Limited, Greentag (8) Limited, Hickson International Limited, Arch Chemicals, Inc. and Hickson & Welch Chemical Products Limited—Exhibit 2 to the Company’s Current Report on Form 8-K, filed August 18, 2003.*

2.2	Restated Sale and Purchase Agreement dated as of 8th March 2004, among Avecia Investments Limited and others and Arch Chemicals, Inc., restating an agreement made between the parties on 4th March 2004—Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

2.3	Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed October 25, 2004.*

2.4	First Amendment dated as of November 30, 2004 to the Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed December 6, 2004.*

3.1	Amended and Restated Articles of Incorporation of the Company—Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

3.2	Bylaws of the Company as amended October 11, 2005—Exhibit 3 to the Company’s Current Report on Form 8-K, filed October 13, 2005.*

4.1	Specimen Common Share certificate—Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended.*

4.2	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 hereto).*

4.3	Bylaws of the Company (filed as Exhibit 3.2 hereto).*

4.4(a)	Rights Agreement dated as of January 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent—Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

4.4(b)	Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q, for the period ending June 30, 1999.*

4.4(c)	Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4(a) hereto).*

4.6(a)	Revolving Credit Agreement, dated as of June 20, 2003 among Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent,—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2003.*

4.6(b)	First Amendment entered into as of February 20, 2004 relating to the Revolving Credit Agreement dated as of June 30, 2003 among the Company, The Lenders Party hereto, JPMorgan Chase Bank, as administrative agent, JPMorgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, Bank of America, National Association, as Documentation Agent, and Fleet National Bank, as Syndication Agent—Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

4.7(a)	Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

4.7(b)	First Amendment entered into as of February 27, 2004 relating to the Note Purchase Agreement dated as of March 20, 2002 among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

10.1	Distribution Agreement, dated as of February 1, 1999, between the Company and Olin—Exhibit 2 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

10.2	Form of Employee Benefits Allocation Agreement between the Company and Olin—Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.3	Form of Intellectual Property Transfer and License Agreement between the Company and Olin—Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended.*

10.4	Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.5	Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.6(a)	Form of Executive Agreement—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

10.6(b)	Form of Change in Control Agreement—Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

10.7	1999 Stock Plan for Non-employee Directors, as amended October 28, 2004—Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004.*

10.8	1999 Long Term Incentive Plan, as amended through February 9, 2005—Exhibit 10.9 to the Company’s Annual Report on Form 10-K.*

10.9(a)	Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003—Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.9(b)	Amendment, dated as of November 3, 2005, to the Supplemental Contributing Employee Ownership Plan—Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.10(a)	Supplementary and Deferral Benefit Pension Plan, as amended July 29, 1999—Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*

10.10(b)	Amendment, dated as of November 3, 2005, to the Arch Supplementary and Deferral Benefit Pension Plan—Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.11(a)	Senior Executive Pension Plan, as amended and restated as of October 23, 2003—Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.11(b)	Amendment, dated as of November 3, 2005, to the Arch Senior Executive Pension Plan—Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.12	Employee Deferral Plan, as amended and restated January 30, 2003—Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.12(b)	Amendment, dated as of November 3, 2005, to the Arch Chemicals, Inc. Employee Deferral Plan—Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.13	Senior Executive Life Insurance Plan (effective December 6, 2005)—Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.14	Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9, 1999 and April 27, 2000—Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*

10.15	Senior Management Incentive Compensation Plan, as amended through February 9, 2005—Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.16	Form of Award Description and Agreement for Performance Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan—Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.17	Form of Award Description and Agreement for Performance Retention Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan—Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.18(a)	Additional details regarding the 2004 Awards.

10.18(b)	Additional details regarding the 2005 Awards—Section 1.01 of the Company’s Current Report on Form 8-K, filed February 14, 2005.*

10.18(c)	Additional details regarding 2006 Awards—Section 1.01 of the Company’s Current Report of Form 8-K, filed February 10, 2006.*

10.19(a)	Receivables Sale Agreement, dated as of June 27, 2005, among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

10.19(b)	Amendment No. 1 to Receivables Sale Agreement, dated July 28, 2005 among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005.*

10.19(c)	Receivables Purchase Agreement, dated as of June 27, 2005, among Arch Chemicals Receivables Corp., the Company, Three Pillars Funding LLC and SunTrust Capital Markets, Inc., as Administrator—Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

21.	List of Subsidiaries.

23.	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CHEMICALS, INC.

By	/s/ MICHAEL E. CAMPBELL
Michael E. Campbell
Chairman of the Board, President and
Chief Executive Officer

Date: March 3, 2006

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

Date: March 3, 2006

Printed on Recycled Paper