Form 10-Q
period 2006-03-31
ARCH CHEMICALS INC
filed 2006-05-05
CIK 1072343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☒	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-14601

Arch Chemicals, Inc.
(Exact name of registrant as specified in its charter)

Virginia	06-1526315
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Merritt 7	06851
Norwalk, CT	(Zip Code)
(Address of principal executive offices)

(203) 229-2900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $1 par value per share	23,955,109 shares

ARCH CHEMICALS, INC.

INDEX

Page Numbers

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets as of March 31, 2006
and December 31, 2005	2

Condensed Consolidated Statements of Income for the three
months ended March 31, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	26

Signatures	27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ARCH CHEMICALS, INC.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$35.9	$43.1
Accounts receivable, net	143.7	133.1
Short-term investment	49.6	68.4
Inventories, net	226.4	172.0
Other current assets	38.8	39.8
Assets held for sale	5.8	8.3
Total current assets	500.2	464.7
Investments and advances - affiliated companies at equity	5.8	5.7
Property, plant and equipment, net	186.5	191.4
Goodwill	212.9	211.5
Other intangibles	138.8	140.7
Other assets	48.0	47.9
Total assets	$1,092.2	$1,061.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$13.3	$8.5
Current portion of long-term debt	152.2	3.5
Accounts payable	201.5	174.6
Accrued liabilities	74.3	88.9
Liabilities associated with assets held for sale	6.8	9.1
Total current liabilities	448.1	284.6
Long-term debt	67.7	217.8
Other liabilities	199.4	194.5
Total liabilities	715.2	696.9
Commitments and contingencies
Shareholders' equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
23.9 shares issued and outstanding (23.6 in 2005)	23.9	23.6
Additional paid-in capital	428.8	422.2
Retained earnings	37.3	36.4
Accumulated other comprehensive loss	(113.0)	(117.2)
Total shareholders' equity	377.0	365.0
Total liabilities and shareholders' equity	$1,092.2	$1,061.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share amounts)

	Three Months
	Ended March 31,
	2006	2005

Sales	$317.8	$301.3
Cost of goods sold	229.9	217.6
Selling and administration	69.1	69.7
Research and development	4.6	5.0
Interest expense	5.5	4.5
Interest income	0.2	0.1
Income from continuing operations before equity in earnings
of affiliated companies and taxes	8.9	4.6
Equity in earnings of affiliated companies	0.2	0.9
Income tax expense	3.0	1.9
Income from continuing operations	6.1	3.6
Loss from discontinued operations, net of tax	(0.4)	-
Net income	$5.7	$3.6

Basic income (loss) per common share:
Continuing operations	$0.25	$0.15
Discontinued operations	(0.01)	-
Basic income per common share	$0.24	$0.15

Diluted income (loss) per common share:
Continuing operations	$0.25	$0.15
Discontinued operations	(0.01)	-
Diluted income per common share	$0.24	$0.15

Weighted average common shares outstanding:
Basic	23.9	23.6
Diluted	24.1	23.8

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2006	2005
Operating activities
Net income	$5.7	$3.6
Adjustments to reconcile net income to net cash and
cash equivalents (used in) provided by operating activities:
Loss from discontinued operations	0.4	-
Equity in (earnings) of affiliates	(0.2)	(0.9)
Depreciation and amortization	11.3	12.0
Deferred taxes	0.7	(0.1)
Restructuring payments	(0.1)	(0.7)
Changes in assets and liabilities, net of purchase
and sale of businesses:
Accounts receivable securitization program	53.6	-
Receivables	(43.7)	(56.7)
Inventories	(53.4)	(49.1)
Other current assets	0.3	(2.3)
Accounts payable and accrued liabilities	12.5	26.0
Noncurrent liabilities	5.7	5.9
Other operating activities	0.4	0.1
Net operating activities from continuing operations	(6.8)	(62.2)
Cash flows of discontinued operations	(0.2)	1.2
Net operating activities	(7.0)	(61.0)

Investing activities
Capital expenditures	(3.4)	(3.1)
Businesses acquired in purchase transaction, net of cash acquired	(1.2)	(0.1)
Cash proceeds (payments) from the sale of a business	(0.2)	(3.5)
Cash flows of discontinued operations	-	-
Other investing activities	(1.3)	(0.7)
Net investing activities	(6.1)	(7.4)

Financing activities
Long-term debt borrowings (repayments)	(1.5)	15.8
Short-term debt borrowings	4.6	25.3
Dividends paid	(4.8)	(4.7)
Cash flows of discontinued operations	-	-
Proceeds from stock options exercised and other financing activities	6.9	1.3
Net financing activities	5.2	37.7

Effect of exchange rate changes on cash and cash equivalents	0.7	(4.0)

Net decrease in cash and cash equivalents	(7.2)	(34.7)
Cash and cash equivalents, beginning of year	43.1	74.6

Cash and cash equivalents, end of period	$35.9	$39.9

Supplemental cash flow information
Income taxes, net	$1.2	$-
Interest paid	$10.5	$9.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2005. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, utilizing the modified prospective method. The Company had previously accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123, “Accounting for Stock Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Due to the fact that all options have vested as of December 31, 2005, there was no related impact on the Company’s financial statements. In addition, the Company currently does not intend to issue any stock options to employees in 2006 or the foreseeable future. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such tax benefits are reported as a reduction of operating cash flows. The four stock-based compensation plans are described below:

•
The 1988 and 1996 Olin Stock Option Plans. At the time of the distribution of the Company from Olin Corporation, outstanding Olin options were converted into both an option to purchase Company common stock ("Company Options") and an option to purchase Olin common stock ("New Olin Options") with the same aggregate "intrinsic value" at the time of the Distribution as the old award. The Company is responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin is responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan retained the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan, which were not vested at the time of the Distribution, vested in accordance with their vesting schedule so long as the optionee remained employed at the Company. No additional Company Options will be granted under the 1988 and 1996 Olin Stock Option Plans.

•
1999 Long Term Incentive Plan seeks to encourage selected salaried employees to acquire a proprietary interest in the Company's growth and performance and to attract and retain qualified individuals. The plan provides for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. The Plan requires that options be granted at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable within one to three years and all options are exercisable up to ten years from the date of grant.

•
1999 Stock Plan for Nonemployee Directors, is a directors compensation plan under which stock options and other stock awards may be granted to nonemployee directors. The Plan requires that options be granted at an exercise price representing the fair market value of the common stock on the grant date. In general, the directors' options are exercisable upon grant and all options are exercisable up to ten years from the date of grant.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2006 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Prices
Balance, December 31, 2005	1,873	$24.80	$16.53 — 31.92
Options exercised	260	27.04	17.38 — 28.98
Options cancelled or forfeited	223	28.84	17.38 — 31.92
Balance, March 31, 2006	1,390	$23.74	$16.53 — 31.92

The following table summarizes information about stock options outstanding at March 31, 2006 (number of options in thousands):

			Weighted Average
Range of	Number Outstanding	Remaining	Option Exercise Price
Exercise Prices	And Exercisable	Contractual Life	Outstanding and Exercisable
$16.53 — $23.00	850	4 years	$19.38
$28.58 — $31.92	540	1 years	$30.59
	1,390

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $0.7 million.

As part of the 1999 Long Term Incentive Plan, the Company currently grants selected executives and other key employees performance awards whose vesting is contingent upon meeting various performance measures and contains a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The award of performance units was designed to recognize and reward targeted return on equity (“ROE”) over a three-year period. The performance awards are earned at the end of the three-year period provided the ROE target is achieved. There is an opportunity for accelerated payout of the performance awards if the ROE target is met or exceeded by the end of the second year after the grant. If the ROE target is not achieved by the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out in cash as soon as administratively feasible following the end of year six if the executive is still employed at the Company.

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock, at each financial statement date until the award is settled. Total compensation expense of $1.1 million and $1.4 million was recognized for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $13.4 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of three years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the three months ended March 31, 2006 (number of awards in thousands):

Performance Awards
Balance, December 31, 2005	726
Awarded	296
Paid out	212
Cancelled or forfeited	-
Balance, March 31, 2006	810

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2006 the closing stock price was $30.40. All performance awards vest upon attainment of the various financial targets or a portion after the retention period. As of March 31, 2006, no outstanding awards have vested.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of 0.3 million and 1.0 million with exercise prices greater than the average market price of the Company's common stock are not included in the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Three Months
(in millions)	Ended March 31,
	2006	2005
Basic	23.9	23.6
Common equivalent shares from stock options using the treasury stock method	0.2	0.2
Diluted	24.1	23.8

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At March 31, 2006, the Company, through ACRC, sold $53.6 million of participation interests in $103.2 million of accounts receivable. This sale has been reflected as a reduction of receivables in the condensed consolidated balance sheet. At December 31, 2005, the Company, through ACRC, had not sold any participation interests in its accounts receivable under the prior program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $49.6 million and $68.4 million at March 31, 2006 and December 31, 2005, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.3 million at March 31, 2006 and $1.5 million at December 31, 2005) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three months ended March 31, 2006 and 2005 of $0.4 million and $0.1 million, respectively, are included in Selling and administration expense in the accompanying Condensed Consolidated Statements of Income. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

	March 31,	December 31,
($ in millions)	2006	2005
Raw materials and supplies	$69.8	$54.4
Work in process	9.2	7.9
Finished goods	196.8	159.1
Inventories, gross	275.8	221.4
LIFO reserve	(49.4)	(49.4)
Inventories, net	$226.4	$172.0

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Approximately 50 percent of the Company's inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2006 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2006.

6. Assets Held for Sale/Discontinued Operations

Assets held for sale consists of the Company’s chemical management services (“CMS”) business, which was retained after the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”). The CMS business, which essentially services the customers of the sold business, no longer has any connections to any of the retained Arch businesses and the Company began an active program to dispose of the business. As a result and in accordance with the accounting requirements of SFAS 144, the results of operations of the CMS business have been reported as an asset held for sale and a discontinued operation in the condensed consolidated financial statements.

During the first quarter of 2006, the Company was notified that two of its remaining three customers were going to cancel their contracts with the Company. Prior to the termination of the contracts, the Company was able to sell the remaining inventory to the successor of these contracts as well as transfer some of the business’ employees. Included in Loss from discontinued operations for the three months ended March 31, 2006 are severance and related costs associated with the termination of these customer contracts ($0.3 million pre-tax). The Company continues to actively work to complete the sale of the remaining assets, which are predominately located in the United States, but due to poor market conditions as well as changes within the current customer organization, the Company has not yet been able to sell the remaining assets.

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

Balance Sheet

The major classes of assets and liabilities classified as assets held for sale are as follows:

	March 31, 2006	December 31, 2005
($ in millions)
Accounts receivable, net	$3.5	$6.1
Inventory	2.0	1.8
Other current assets	0.1	0.2
Property, plant and equipment, net	-	-
Other assets	0.2	0.2
Total assets associated with assets held for sale	5.8	8.3

Accounts payable and accrued liabilities	6.8	9.1
Total liabilities associated with assets held for sale	6.8	9.1

Net assets held for sale	$(1.0)	$(0.8)

Loss From Discontinued Operations

Loss from Discontinued Operations for the period ended March 31, 2006 and 2005 include the results of the CMS business as follows:

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
($ in millions)	2006	2005
Sales	$0.9	$2.8

Earnings (losses) before interest and taxes	$(0.6)	$-
Tax benefit	(0.2)	-
Loss from discontinued operations	$(0.4)	$-

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
($ in millions)
Balance, December 31, 2005	$40.7	$84.7	$81.7	$207.1	$4.4	$211.5
Post acquisition adjustment	0.7	-	-	0.7	-	0.7
Foreign exchange and other	0.4	0.1	0.2	0.7	-	0.7
Balance, March 31, 2006	$41.8	$84.8	$81.9	$208.5	$4.4	$212.9

The post acquisition adjustment for the HTH water products business reflects the estimated post-closing working capital payment related to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor.

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
($ in millions)
Patents	$0.2	$0.2	$-	$0.2	$0.2	$-
Customer lists	69.3	14.1	55.2	69.0	12.8	56.2
Toxicology database	15.7	2.2	13.5	15.7	2.0	13.7
Developed technology	13.5	1.4	12.1	13.5	1.2	12.3
Other	9.8	4.6	5.2	10.5	4.7	5.8
Total amortizable other intangibles	108.5	22.5	86.0	108.9	20.9	88.0
Total non-amortizable other intangibles — trademarks	53.2	0.4	52.8	53.1	0.4	52.7
Total other intangibles	$161.7	$22.9	$138.8	$162.0	$21.3	$140.7

Amortization expense for the three months ended March 31, 2006 and 2005 was $2.1 million and $1.9 million, respectively. Estimated amortization expense is $8.6 million for each of the years ended December 31, 2006 through 2008, and $7.6 million for the years ended December 31, 2009 and 2010.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the quarter, the Company completed these procedures and concluded that no impairment exists as of January 1, 2006.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Debt

In June 2003, the Company entered into an unsecured $210.0 million senior revolving credit facility (“credit facility”), which expires in June 2006. The Company is in the process of replacing its credit facility with a new one. The Company’s current credit facility contains a quarterly leverage ratio of 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. This limitation was $47.7 million at March 31, 2006. As of March 31, 2006, facility fees payable on the credit facility are 0.3%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at March 31, 2006.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009. At March 31, 2006, the Series A notes were reclassified to Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The Company’s senior notes contain a quarterly leverage ratio of 3.50 and a debt to total capitalization ratio of 55%. In addition, the notes contain a fixed coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $33.3 million at March 31, 2006.

At March 31, 2006, the Company had $43.4 million of outstanding letters of credit and no letters of guarantee outstanding.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2006. During the three months ended March 31, 2006 and 2005, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.

At March 31, 2006, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $22.7 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $16.9 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.2 million and $2.5 million at March 31, 2006 and December 31, 2005, respectively, are included in Accrued liabilities and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. Due to the short-term nature of the swap, the balances have been reclassified to current liabilities at March 31, 2006. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of March 31, 2006 and 2005, the components of net periodic benefit costs for the Arch U.S. Pension and Retirement Plans were as follows:

	Pension Benefits		Postretirement Benefits
($ in millions)	2006	2005	2006	2005
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.9	$1.9	$0.1	$0.1
Interest cost on the projected benefit obligation	3.7	3.6	0.2	0.3
Expected return on plan assets	(3.6)	(2.9)	—	—
Amortization of prior service cost	—	0.1	0.1	—
Recognized actuarial loss	1.2	1.0	—	—
Net periodic benefit cost	$3.2	$3.7	$0.4	$0.4

Hickson U.K Pension Plans

As of March 31, 2006 and 2005, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Pension Benefits
($ in millions)	2006	2005
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.1
Interest cost on the projected benefit obligation	4.3	4.6
Expected return on plan assets	(4.1)	(4.6)
Recognized actuarial loss	1.4	1.1
Net periodic benefit cost	$1.8	$1.2

There are no minimum funding requirements anticipated for 2006 for the Company’s U.S. pension plans, due primarily to the voluntary pension funding made in 2005 of $36.2 million. Pension expense is expected to be approximately $1.0 million higher in 2006. The Company has minimum funding requirements for its U.K. pension plans of approximately $15 million, which is approximately $5 million higher than 2005, and pension expense is expected to be $6 million higher in 2006. As of March 31, 2006, there have been no contributions for the Arch U.S. pension plans and $0.2 million was contributed to the U.K. pension plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At March 31, 2006, the Company had $4.7 million in Other assets and a deferred compensation liability of $9.1 million in Other liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2005, the Company had $3.5 million in Other assets and a deferred compensation liability of $6.9 million in Other liabilities in the Condensed Consolidated Balance Sheets. In addition, at March 31, 2006 and December 31, 2005, respectively, the Company had $2.4 million recorded as a reduction to equity for the Company’s stock held in the Rabbi Trust.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months
($ in millions)	Ended March 31,
	2006	2005
Net income	$5.7	$3.6

Foreign currency translation adjustments	4.2	(10.5)
Net unrealized loss on derivative instruments	—	—
Total other comprehensive income (loss)	4.2	(10.5)
Comprehensive income (loss)	$9.9	$(6.9)

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

12. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months
($ in millions)	Ended March 31,
	2006	2005
Beginning balance of accumulated net unrealized loss on derivative instruments	$(0.2)	$(0.2)
Net gain (loss) on cash flow hedges	—	0.1
Reclassification into earnings	—	0.1
Ending balance of accumulated net unrealized loss on derivative instruments	$(0.2)	$—

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

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
($ in millions)	2006	2005
Sales:
Treatment Products:
HTH Water Products	$99.4	$90.8
Personal Care and Industrial Biocides	66.4	69.8
Wood Protection and Industrial Coatings	87.2	87.1
Total Treatment Products	253.0	247.7
Performance Products:
Performance Urethanes	60.4	48.9
Hydrazine	4.4	4.7
Total Performance Products	64.8	53.6
Total Sales	$317.8	$301.3

Segment Operating Income (Loss), including
Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$4.3	$—
Personal Care and Industrial Biocides	10.9	12.5
Wood Protection and Industrial Coatings	0.9	1.3
Total Treatment Products	16.1	13.8
Performance Products:
Performance Urethanes	3.8	0.9
Hydrazine	(0.2)	(0.7)
Total Performance Products	3.6	0.2
Corporate Unallocated	(5.3)	(4.1)
Total Segment Operating Income, including Equity
Income in Affiliated Companies	14.4	9.9
Equity in Earnings of Affiliated Companies	(0.2)	(0.9)
Total Operating Income	14.2	9.0
Interest expense, net	(5.3)	(4.4)
Total Income from Continuing Operations before Equity Income in Affiliated Companies and Taxes	$8.9	$4.6

Capital Spending:
Treatment Products:
HTH Water Products	$1.0	$1.2
Personal Care and Industrial Biocides	1.3	0.9
Wood Protection and Industrial Coatings	0.6	0.7
Total Treatment Products	2.9	2.8
Performance Products:
Performance Urethanes	0.5	0.3
Hydrazine	—	—
Total Performance Products	0.5	0.3
Total Capital Spending	$3.4	$3.1

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. Included in the results of corporate unallocated is the equity income of the Planar Solutions joint venture through November 2005, the date of sale. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Commitments and Contingencies

The Company is a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The portion of the litigation involving claims by individuals was settled and the settlement amount was paid by the Company in 2004. In 2006, the remaining claims were settled and the case was dismissed.

There are no CCA-related putative class action lawsuits pending against the Company or its subsidiaries, and there are fewer than ten other CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases may be significant in the future. Based on the information currently available to the Company, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. The Company has $1.3 million accrued for the remaining open tax year as of March 31, 2006. As of March 31, 2006, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC sought unspecified fines, injunctive relief, and legal costs, among other things. In April 2006, the High Court of New Zealand approved the joint venture’s proposed settlement with the NZCC. The settlement calls for the payment of NZ$3.7 million ($2.2 million) and discontinues the proceedings against KANZ, KAIP and the board member. As of March 31, 2006, this penalty has been fully reserved for in the joint venture’s financial statements.

Similarly, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian joint venture company in which the Company owns indirectly a 49% interest and the majority shareholder of KANZ, has made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC has granted immunity to KAWP, subject to fulfillment of certain conditions. If these conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

As a result of the Company’s ownership in such Australian and New Zealand entities, an unfavorable resolution and any additional litigation relating to this matter could have a material adverse effect on equity in earnings of affiliated companies and dividends received.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three months ended March 31, 2006.

15. Acquisitions

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its Nordesclor joint venture. The total purchase price, net of cash received, was $16.7 million, inclusive of expenses paid and an estimated working capital adjustment, which was paid in the first quarter of 2006. The purchase price is further subject to a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next two years. The allocation of the purchase price to the acquired net tangible and intangible assets and assumed liabilities is based upon preliminary estimates of fair value and is subject to change.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment Products segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 - 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore equity income (loss) is included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months
	Ended March 31,
	2006	2005
(In millions, except per share amounts)
Sales	$317.8	$301.3

Gross margin	$87.9	$83.7
Selling and administration	69.1	69.7
Research and development	4.6	5.0
Interest expense, net	5.3	4.4
Equity in earnings of affiliated companies	0.2	0.9
Income tax expense	3.0	1.9
Loss from discontinued operations, net of tax	(0.4)	-
Net income	$5.7	$3.6

Diluted income per common share - continuing operations	$0.25	$0.15

Three Months Ended March 31, 2006 Compared to 2005

Sales increased $16.5 million, or approximately five percent, due in part to the acquisition of the remaining 50 percent of the Company’s water products joint venture, Nordesclor ($10.3 million or three percent). Excluding the impact of the acquisition, sales increased $6.2 million, or two percent, due to favorable pricing (approximately five percent), partially offset by unfavorable foreign exchange (approximately two percent) and a decrease in volumes (approximately one percent).  The higher pricing was principally in the HTH water products and performance urethanes  businesses. Higher volumes in the performance urethanes business due to continued strong demand across most product lines was more then offset by lower sales volumes in the industrial biocides and water products businesses. The lower sales volumes in HTH water products were due to the shedding of unprofitable business.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gross margin percentage was 27.7% and 27.8% for 2006 and 2005, respectively. The gross margin percentage was comparable period over period, as higher margins in HTH water products were offset by lower margins in the industrial biocides and wood protection businesses. The improved margins in HTH water products are due to the favorable pricing and product mix in the North American market. The decrease in margins in the industrial biocides and wood protection businesses is due primarily to the higher raw material costs.

Selling and administration expenses decreased as a percentage of sales to 21.7% in 2006 from 23.1% in 2005. These expenses decreased in amount by $0.6 million. Selling and administration costs related to the acquisition of the remaining 50 percent of the Company’s water products joint venture, Nordesclor, were $1.2 million. Excluding the impact of the acquisition, these expenses decreased $1.8 million, which is primarily due to overall lower selling and promotional costs as well as both lower legal fees and bad debt expense in the industrial coatings business.

Interest expense, net, increased $0.9 million as a result of higher interest rates during the period ended March 31, 2006 as compared to those during the period ended March 31, 2005.

Equity in earnings of affiliated companies decreased $0.7 million due to Nordesclor, whose results have been consolidated since the date of acquisition (December 2005), as well as the disposition of the Planar Solutions joint venture in November 2005.

The tax rate on net income from continuing operations for the three months ended March 31, 2006 and 2005 was 33.0% and 35.0%, respectively. The current year effective tax rate of 33.0% is consistent with the full year 2005 effective tax rate.

Loss from discontinued operations, net of tax, reflects the results of operations for the CMS business. Included in the results for the three months ended March 31, 2006 are severance and related costs associated with the termination of certain service contracts of $0.3 million ($0.2 million after-tax).

Second Quarter and Full Year Outlook

The Company anticipates earnings from continuing operations in the second quarter 2006 to be in the $1.20 to $1.30 per share range, compared to $1.03 for the prior-year quarter. The significant improvement is principally driven by the Company's HTH water products business as operating income is expected to improve $16 to $20 million over the prior period quarter.

For full year 2006, sales are expected to increase approximately six to eight percent and earnings per share from continuing operations are expected to range from $1.60 to $1.70, compared to the Company’s earlier guidance of $1.50 to $1.60 per share. The increase in the estimate is principally due to higher earnings in the hydrazine business of approximately $0.06 per share due to an amendment to the Company’s government contract resulting in lower costs and higher facility fees in 2006 and the decrease in the estimated effective tax rate from 35 percent to 33 percent, or approximately $0.04 per share. The revised full-year guidance reflects higher operating income from the performance urethanes  business, offset by additional pension expense and lower operating income from the wood protection business due to rising copper prices. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be in the $30 to $35 million range. Pension expense is expected to increase by approximately $7 million over prior year. See “Cautionary Statement under Federal Securities Laws” below.

Segment Information

The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are treatment products and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

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

Treatment Products

	Three Months
	Ended March 31,
	2006	2005
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$99.4	$90.8
Personal Care and Industrial Biocides	66.4	69.8
Wood Protection and Industrial Coatings	87.2	87.1
Total Treatment Products	$253.0	$247.7

Operating Income
HTH Water Products	$4.3	$-
Personal Care and Industrial Biocides	10.9	12.5
Wood Protection and Industrial Coatings	0.9	1.3
Total Treatment Products	$16.1	$13.8

Three Months Ended March 31, 2006 Compared to 2005

Sales increased $5.3 million, or two percent, and operating income increased $2.3 million. The increase in sales is due to the acquisition of the remaining 50 percent of the Company’s water products joint venture, Nordesclor ($10.3 million or four percent). Excluding the impact of the acquisition, sales decreased $5.0 million, or two percent, as higher pricing (approximately three percent) was offset by unfavorable foreign exchange (approximately three percent) and lower volumes (approximately two percent) in the industrial biocides and HTH water products businesses.

The increase in operating income is primarily due to improved operating results of HTH water products.

HTH Water Products

Sales increased $8.6 million, or approximately nine percent, principally due to favorable pricing (approximately seven percent) for both branded and non-branded pool treatment products in the North American market. The remaining increase in sales is due to volumes (approximately three percent) slightly offset by unfavorable foreign exchange (approximately one percent). The increase in volumes is due to the acquisition of the remaining 50 percent of the Company’s water products joint venture, Nordesclor ($10.3 million or 11 percent), partially offset by lower volumes in North America from shedding unprofitable business (approximately eight percent).

Operating results increased $4.3 million primarily as a result of the positive contribution of the acquired business, improved pricing primarily for the North American product lines, favorable product mix and cost containment initiatives. In addition, included in the results of operations are costs associated with exiting the Spanish market and certain reorganization costs at the Company's Charleston, Tennessee manufacturing location.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Personal Care and Industrial Biocides

Sales decreased $3.4 million, or approximately five percent, due to lower volumes (approximately three percent) and unfavorable foreign exchange (approximately three percent), partially offset by favorable pricing (approximately one percent). The lower volumes are attributable to competitive pressures within the building products market and to a lesser extent the marine paint market. The Company has increased prices on many product lines within the building products and metalworking fluid markets to partially mitigate the higher raw material costs. In addition, sales of antidandruff products were comparable to the prior year quarter.

Operating income decreased $1.6 million as a result of the lower sales volumes and a decrease in gross margin, partially offset by lower selling and administration costs. The decrease in gross margin is due primarily to higher raw material costs in the industrial biocides business.

Wood Protection and Industrial Coatings

Sales were comparable as higher volumes (approximately four percent) and favorable pricing (approximately one percent) were offset by unfavorable effect of foreign exchange (approximately five percent). Higher volumes in both the export and Italian furniture markets in the industrial coatings business and of CCA-products used in industrial applications in the wood protection business were slightly offset by lower volumes of Wolman® E products used in residential applications in the wood protection business.

Operating income decreased over the prior year as lower margins in the wood protection business were mostly offset by lower operating expenses in the industrial coatings business. The lower margins in the wood protection business were primarily driven by higher raw material costs. The lower expenses in the industrial coatings business are principally due to a decrease in expense for bad debts and legal fees.

Performance Products

	Three Months
	Ended March 31,
	2006	2005
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$60.4	$48.9
Hydrazine	4.4	4.7
Total Performance Products	$64.8	$53.6

Operating income (loss)
Performance Urethanes	$3.8	$0.9
Hydrazine	(0.2)	(0.7)
Total Performance Products	$3.6	$0.2

Three Months Ended March 31, 2006 Compared to 2005

Sales increased $11.2 million, or approximately 21 percent, and operating income increased $3.4 million from prior year. The increase in sales is due to improved pricing (approximately 13 percent) and higher volumes (approximately eight percent).

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Urethanes

Performance urethanes sales increased approximately 24 percent over the prior year due to improved pricing (approximately 13 percent) and higher volumes (approximately 11 percent). The improved pricing was principally due to successful price increases to mitigate higher raw material costs. The increase in volumes was due to stronger demand across most product lines, particularly specialty polyols and glycols. Operating income improved $2.9 million as a result of improved margins from improved pricing and higher volumes.

Hydrazine

Hydrazine sales decreased approximately six percent due primarily to lower Ultra PureTM Hydrazine volumes. This was mostly offset by the facility fees from the new U.S. Government contract. Operating results improved as a result of lower manufacturing costs.

Corporate Expenses (Unallocated)

	Three Months
	Ended March 31,
	2006	2005
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(5.3)	$(4.1)

Three Months Ended March 31, 2006 Compared to 2005

The increase in unallocated corporate expenses is principally due to higher audit fees as well as higher costs associated with the Company’s accounts receivable securitization program. In addition, 2005 benefited from favorable operating results of the Planar Solutions joint venture, which was sold in November 2005.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Three Months
	Ended March 31,
Cash Flow Data	2006	2005
	($ in millions)
Provided By (Used For)
Accounts receivable securitization program	$53.6	$-
Change in working capital	(84.3)	(82.1)
Net operating activities from continuing operations	(6.8)	(62.2)
Capital expenditures	(3.4)	(3.1)
Businesses acquired, net of cash	(1.2)	(0.1)
Cash proceeds (payments) from the sale of a business	(0.2)	(3.5)
Net investing activities	(6.1)	(7.4)
Debt borrowings (repayments)	3.1	41.1
Net financing activities	5.2	37.7

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2006 Compared to 2005

For the three months ended March 31, 2006 $6.8 million was used for operating activities from continuing operations compared to $62.2 million used for operating activities from continuing operations for the three months ended March 31, 2005. This was primarily attributable to the Company utilizing the accounts receivable securitization program during the first quarter of 2006 to fund its seasonal working capital needs. The Company’s previous accounts receivable program expired in March 2005, and as a result the Company utilized its credit facilities to fund the working capital needs during the three months ended March 31, 2005. A new accounts receivable program was entered into in June 2005.

Capital expenditures for the first three months of 2006 were $0.3 million higher than 2005. Capital expenditures for 2006 are expected to be in the $30 to $35 million range.

The cash paid for businesses acquired relates to a contingent payment for the unfunded pension liability in the U.K. pension plan of $0.5 million and $0.7 million for an estimated working capital payment related to the Nordesclor acquisition. For additional information concerning the acquisitions, see the Company's Form 10-K for the year ended December 31, 2005.

Cash payments from the sale of a business in 2006 and 2005 relate to certain expenses from the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004. The 2005 expenses included the reimbursement of a working capital adjustment of $1.1 million as well as other disposition costs.

Cash provided by financing activities for the first three months of 2006 was $5.2 million compared to $37.7 million of cash provided by financing activities for the first three months of 2005. The decrease was due to lower borrowings. For the three months ended March 31, 2005, the Company used its credit facilities to fund the working capital needs as a result of the expired accounts receivable securitization program. A new accounts receivable program was entered into in June 2005.

On March 24, 2006, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $4.8 million in 2006 compared to $4.7 million in 2005.

The Company’s revolving credit facility contains a quarterly leverage ratio of 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 20, 2003. This limitation was $47.7 million at March 31, 2006. As of March 31, 2006, facility fees payable on the credit facility are 0.30%. The facility fees can range from 0.2% to 0.4% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.55% to 1.35% depending on the Company’s quarterly leverage ratios. At March 31, 2006, the Company had $210.0 million of available borrowings under the credit facility. The credit facility expires in June 2006, and the Company is in the process of replacing the credit facility with a new one.

The Company’s senior notes contain a quarterly leverage ratio of 3.50 and a debt to total capitalization ratio of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $33.3 million at March 31, 2006.

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.2 million at March 31, 2006 and are included in Accrued liabilities in the accompanying Condensed Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At March 31, 2006, the Company sold $53.6 million of participation interests in $103.2 million of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2005 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At March 31, 2006 the Company had $43.4 million of outstanding letters of credit and no letters of guarantee outstanding.

The Company believes that the credit facility and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants which could trigger a default condition under its debt agreements. The Company's credit facility expires in June 2006 and the Company is currently in the process of replacing the existing credit facility with a new one.

The Company is a co-defendant and/or defendant in several cases at March 31, 2006, and has provided for its exposure for these cases. The Company does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. However, given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.

There are no minimum funding requirements anticipated for its U.S. pension plans for 2006. The minimum funding requirements for its U.K. pension plans are currently expected to be approximately $15 million in 2006.

On April 27, 2006, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on June 12, 2006, to shareholders of record at the close of business on May 11, 2006.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; changes in assumptions regarding pension expense and funding; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 45 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2006 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and cash flows by approximately $0.6 million.

Foreign Currency Risk

At March 31, 2006, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $22.7 million and forward contracts to buy foreign currencies with notional amounts of $16.9 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At March 31, 2006, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, chromic acid, resins and monoethanolamine (“MEA”). Holding other variables constant, a 10 percent adverse change in the price of propylene would decrease the Company’s results of operations and cash flows by approximately $3 million. Holding other variables constant, a 10 percent adverse change in the price of copper metal, chromic acid, resins, MEA and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

See the Company's Form 10-K for the year ended December 31, 2005 for additional information on the above items.

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

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, a current KANZ and KAIP Board member, and certain unrelated entities were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC sought unspecified fines, injunctive relief, and legal costs, among other things. In April 2006, the High Court of New Zealand approved the joint venture’s proposed settlement with the NZCC. The proposed settlement calls for the payment of a penalty of NZ$3.7 million (approximately $2.2 million) and discontinues the proceedings against KANZ, KAIP and the Board member.

Item 1A. Risk Factors

The description of the investigation regarding our New Zealand joint venture contained in Item 1A. of the Company’s Form 10-K for the period ending December 31, 2005 is hereby amended to supply the following updated information:

Our joint venture in New Zealand was involved in civil litigation related to industry competitive practices. It has now settled the government’s claims against it. If additional liabilities or penalties result from this matter, those could have a material adverse effect on the business, financial condition, results of operations and cash flows of the joint venture.

In April 2006, the High Court of New Zealand approved the joint venture’s proposed settlement with the NZCC. The settlement calls for the payment of NZ$3.7 million (approximately $2.2 million) and discontinues the proceedings against KANZ, KAIP and the Board member. In connection with the settlement, KANZ and KAIP admitted wrongdoing. In light of the settlement amount, the Company is not expected to receive dividends from the joint venture in the near future. Claims by third parties may be brought against the joint venture entities seeking damages. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, an employee delivered to the Company 5,123 shares of the Company’s Common Stock as payment for the exercise price of an outstanding employee stock option under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2006 through January 31, 2006	5,123	$30.13	0	N/A

February 1, 2006 through February 28, 2006	0	N/A	0	N/A

March 1, 2006 through March 31, 2006	0	N/A	0	N/A

Total	5,123	$30.13	0	N/A

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

May 5, 2006	By:	/s/ Louis S. Massimo
Louis S. Massimo Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

\