Form 10-Q
period 2006-06-30
ARCH CHEMICALS INC
filed 2006-08-02
CIK 1072343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1 par value per share	24,131,014 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH CHEMICALS, INC.
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$49.0	$43.1
Accounts receivable, net	160.3	133.1
Short-term investment	84.0	68.4
Inventories, net	207.0	172.0
Other current assets	37.9	39.8
Assets held for sale	2.8	8.3
Total current assets	541.0	464.7
Investments and advances - affiliated companies at equity	6.1	5.7
Property, plant and equipment, net	185.9	191.4
Goodwill	216.5	211.5
Other intangibles	142.3	140.7
Other assets	51.5	47.9
Total assets	$1,143.3	$1,061.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$7.8	$8.5
Current portion of long-term debt	148.7	3.5
Accounts payable	197.2	174.6
Accrued liabilities	88.5	88.9
Liabilities associated with assets held for sale	2.6	9.1
Total current liabilities	444.8	284.6
Long-term debt	65.4	217.8
Other liabilities	216.2	194.5
Total liabilities	726.4	696.9
Commitments and contingencies
Shareholders' equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
24.0 shares issued and outstanding (23.6 in 2005)	24.0	23.6
Additional paid-in capital	433.4	422.2
Retained earnings	62.0	36.4
Accumulated other comprehensive loss	(102.5)	(117.2)
Total shareholders' equity	416.9	365.0
Total liabilities and shareholders' equity	$1,143.3	$1,061.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(In millions, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Sales	$446.1	$411.3	$763.9	$712.6
Cost of goods sold	317.4	294.6	547.3	512.2
Selling and administration	74.0	71.1	143.1	140.8
Research and development	5.3	5.3	9.9	10.3
Interest expense	5.8	6.1	11.3	10.6
Interest income	0.3	0.3	0.5	0.4
Income from continuing operations before equity in earnings (losses) of affiliated companies and taxes	43.9	34.5	52.8	39.1
Equity in earnings (losses) of affiliated companies	0.3	(0.3)	0.5	0.6
Income tax expense	14.6	9.7	17.6	11.6
Income from continuing operations	29.6	24.5	35.7	28.1
Loss from discontinued operations, net of tax	(0.1)	—	(0.5)	—
Gain on sale of discontinued operations, net of tax	—	2.9	—	2.9
Net income	$29.5	$27.4	$35.2	$31.0

Basic income per common share:
Continuing operations	$1.23	$1.04	$1.49	$1.19
Loss from discontinued operations	—	—	(0.02)	—
Gain on sale of discontinued operations	—	0.12	—	0.12
Basic income per common share	$1.23	$1.16	$1.47	$1.31

Diluted income per common share:
Continuing operations	$1.22	$1.03	$1.47	$1.18
Loss from discontinued operations	—	—	(0.02)	-
Gain on sale of discontinued operations	—	0.12	—	0.12
Diluted income per common share	$1.22	$1.15	$1.45	$1.30

Weighted average common shares outstanding:
Basic	24.0	23.6	24.0	23.6
Diluted	24.3	23.8	24.2	23.8

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2006	2005
Operating activities
Net income	$35.2	$31.0
Adjustments to reconcile net income to net cash and
cash equivalents (used in) provided by operating activities:
Loss (income) from discontinued operations	0.5	(2.9)
Equity in (earnings) of affiliated companies	(0.5)	(0.6)
Depreciation and amortization	22.4	23.6
Deferred taxes	12.2	6.7
Restructuring payments	(0.2)	(1.1)
Changes in assets and liabilities, net of purchase
and sale of businesses:
Accounts receivable securitization program	60.0	73.4
Receivables	(97.1)	(118.2)
Inventories	(32.9)	(34.5)
Other current assets	1.1	—
Accounts payable and accrued liabilities	13.8	31.7
Noncurrent liabilities	9.5	(28.9)
Other operating activities	(0.4)	1.6
Net operating activities from continuing operations	23.6	(18.2)
Cash flows of discontinued operations	(1.1)	4.1

Net operating activities	22.5	(14.1)

Investing activities
Capital expenditures	(9.3)	(6.4)
Business acquired in purchase transaction, net of cash acquired	(2.8)	(3.1)
Cash proceeds (payments) from the sale of a business	(0.5)	(3.9)
Cash flows of discontinued operations	—	—
Other investing activities	(1.5)	(0.8)

Net investing activities	(14.1)	(14.2)

Financing activities
Long-term debt borrowings	40.0	111.0
Long-term debt repayments	(46.5)	(111.1)
Short-term debt borrowings (repayments), net	(0.9)	1.2
Dividends paid	(9.6)	(9.4)
Cash flows of discontinued operations	—	—
Proceeds from stock options exercised and other financing activities	11.6	1.0

Net financing activities	(5.4)	(7.3)

Effect of exchange rate changes on cash and cash equivalents	2.9	(2.6)

Net increase (decrease) in cash and cash equivalents	5.9	(38.2)
Cash and cash equivalents, beginning of year	43.1	74.6

Cash and cash equivalents, end of period	$49.0	$36.4

Supplemental cash flow information
Income taxes, net	$4.7	$2.4
Interest paid	$12.1	$11.3
Issuance of Arch Common Stock - Avecia acquisition	$—	$1.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2005. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, the results of operations for the Company, and in particular the HTH water products business, for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment,” utilizing the modified prospective method. The Company had previously accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Due to the fact that all options have vested as of December 31, 2005, there was no related impact on the Company’s financial statements. In addition, the Company currently does not intend to issue any stock options to employees in 2006 or the foreseeable future. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. The four stock-based compensation plans are described below:

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

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes stock option activity for the six months ended June 30, 2006 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Prices
Balance, December 31, 2005	1,873	$24.80	$16.53 — 31.92
Options exercised	(426)	27.22	17.38 — 31.92
Options cancelled or forfeited	(223)	28.84	17.38 — 31.92
Balance, June 30, 2006	1,224	$23.23	$16.53 — 31.92

The following table summarizes information about stock options outstanding at June 30, 2006 (number of options in thousands):

			Weighted Average
			Option Exercise Price
Range of	Number Outstanding	Remaining	Outstanding and
Exercise Prices	And Exercisable	Contractual Life	Exercisable
$16.53 — $23.00	817	4 years	$19.40
$28.58 — $31.92	407	1 year	$30.92
	1,224

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $1.9 million.

As part of the 1999 Long Term Incentive Plan, the Company currently grants selected executives and other key employees performance awards whose vesting is contingent upon meeting various performance measures and contains a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The award of performance units was designed to recognize and reward targeted return on equity (“ROE”) over a three-year period. The performance awards are earned at the end of the three-year period provided the ROE target is achieved. There is an opportunity for accelerated payout of the performance awards if the ROE target is met or exceeded by the end of the second year after the grant. If the ROE target is not achieved by the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out in cash following the end of year six if the executive is still employed at the Company.

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock, at each financial statement date until the award is settled. Total compensation expense of $3.0 million and $4.1 million and $0.2 million and $1.6 million was recognized for the three and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $14.5 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of three years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the six months ended June 30, 2006 (number of awards in thousands):

Performance Awards
Balance, December 31, 2005	724
Awarded	296
Paid out	(219)
Cancelled or forfeited	—
Balance, June 30, 2006	801

As of June 30, 2006 the closing stock price was $36.05. All performance awards vest upon attainment of the various financial targets, or if not met, 50 percent vest after the retention period. As of June 30, 2006, no outstanding awards have vested.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of 1.0 million with exercise prices greater than the average market price of the Company's common stock are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005.

	Three Months		Six Months
(in millions)	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Basic	24.0	23.6	24.0	23.6
Common equivalent shares from stock options using the treasury stock method	0.3	0.2	0.2	0.2
Diluted	24.3	23.8	24.2	23.8

4.	Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At June 30, 2006, the Company, through ACRC, sold $60.0 million of participation interests in $144.0 million of accounts receivable. This sale has been reflected as a reduction of receivables in the condensed consolidated balance sheet. At December 31, 2005, the Company, through ACRC, had not sold any participation interests in its accounts receivable under the program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $84.0 million and $68.4 million at June 30, 2006 and December 31, 2005, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.5 million at June 30, 2006 and December 31, 2005) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three and six months ended June 30, 2006 and 2005 of $0.9 million and $1.3 million, and $0.3 million and $0.4 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5.	Inventories

	June 30,	December 31,
($ in millions)	2006	2005
Raw materials and supplies	$59.5	$54.4
Work in process	8.7	7.9
Finished goods	187.7	159.1
Inventories, gross	255.9	221.4
LIFO reserve	(48.9)	(49.4)
Inventories, net	$207.0	$172.0

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Approximately 50 percent of the Company's inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2006 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2006.

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

During the first quarter of 2006, the Company was notified that two of its remaining three CMS customers were going to cancel their contracts with the Company. Prior to the termination of the contracts, the Company was able to sell the remaining inventory to the successor of these contracts and transfer most of the business’ employees in the second quarter of 2006. All services and employees related to the remaining contract are expected to be transitioned to a new provider during the third quarter. Included in Loss from discontinued operations for the six months ended June 30, 2006 are severance and related costs associated with the termination of these customer contracts ($0.3 million pre-tax).

The amounts actually realized (including future operating results) by the Company could differ materially from the amounts estimated in the condensed consolidated financial statements. Factors that could influence the ultimate outcome include, but are not limited to, general economic conditions, the Company’s ability to dispose of the business within the time, price and manner originally estimated and the transfer of employees to the new service provider.

Balance Sheet

The major classes of assets and liabilities classified as assets held for sale are as follows:

	June 30, 2006	December 31, 2005
($ in millions)
Accounts receivable, net	$1.6	$6.1
Inventory	1.0	1.8
Other current assets	0.2	0.2
Other assets	—	0.2
Total assets associated with assets held for sale	2.8	8.3

Accounts payable and accrued liabilities	2.6	9.1
Total liabilities associated with assets held for sale	2.6	9.1

Net assets (liabilities) held for sale	$0.2	$(0.8)

Loss from Discontinued Operations

Loss from discontinued operations for the three and six months ended June 30, 2006 and 2005 represent the results of the CMS business as follows:

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2006	2005	2006	2005
Sales	$0.5	$2.8	$1.4	$5.6
Loss before interest and taxes	$(0.2)	$—	$(0.8)	$—
Tax benefit	0.1	—	0.3	—
Loss from discontinued operations	$(0.1)	$—	$(0.5)	$—

Hickson Organics

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. The purchase price included two promissory notes aggregating £1.5 million. As of December 31, 2004 the Company had placed a valuation reserve against both outstanding notes. In 2005, the purchaser went into receivership and the Company recovered £1.7 million (approximately $2.9 million pre-tax) related to the two outstanding notes. The Company received the cash payment on July 19, 2005. For the three and six months ended June 30, 2005, this was reflected as a gain on the sale of discontinued operations on the Condensed Consolidated Statements of Income.

7.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
($ in millions)
Balance, December 31, 2005	$40.7	$84.7	$81.7	$207.1	$4.4	$211.5
Post acquisition adjustment	0.7	—	—	0.7	—	0.7
Foreign exchange and other	(0.3)	1.9	2.7	4.3	—	4.3
Balance, June 30, 2006	$41.1	$86.6	$84.4	$212.1	$4.4	$216.5

The post acquisition adjustment for the HTH water products business reflects the estimated post-closing working capital payment related to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor.

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
($ in millions)
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	71.8	16.0	55.8	69.0	12.8	56.2
Toxicology database	16.4	2.5	13.9	15.7	2.0	13.7
Developed technology	14.0	1.7	12.3	13.5	1.2	12.3
Other	9.4	3.6	5.8	10.5	4.7	5.8
Total amortizable other intangibles	111.8	24.0	87.8	108.9	20.9	88.0
Total non-amortizable other intangibles — trademarks	54.9	0.4	54.5	53.1	0.4	52.7
Total other intangibles	$166.7	$24.4	$142.3	$162.0	$21.3	$140.7

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The change in the gross carrying amount is principally due to the effect of foreign exchange.

Amortization expense for the three and six months ended June 30, 2006 and 2005 was $2.2 million and $4.3 million, and $1.8 million and $3.7 million, respectively. Estimated amortization expense is $8.6 million for the year ended December 31, 2006 through 2008, and $7.6 million for the years ended December 31, 2009 and 2010.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter, the Company completed these procedures and concluded that no impairment existed as of January 1, 2006.

8.	Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. It replaced the Company’s $210.0 million senior revolving credit facility which was set to mature on June 20, 2006. The Company’s new credit facility contains a quarterly leverage ratio covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $69.1 million at June 30, 2006. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees being 0.125% at June 30, 2006). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at June 30, 2006.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009. At March 31, 2006, the Series A notes were reclassified to Current portion of long-term debt in the Condensed Consolidated Balance Sheets. The Company’s senior notes contain a quarterly leverage ratio covenant not to exceed 3.50 and a debt to total capitalization ratio not to exceed 55%. In addition, the notes contain a fixed coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $43.2 million at June 30, 2006.

At June 30, 2006, the Company had $44.7 million of outstanding letters of credit and no letters of guarantee outstanding.

9.	Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2006. During the six months ended June 30, 2006 and 2005, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for the effective hedge accounting.

At June 30, 2006, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $13.8 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $11.2 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed rate interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.3 million and $2.5 million at June 30, 2006 and December 31, 2005, respectively, and are included in Accrued liabilities and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

10.	Employee Retirement Plans

As of June 30, 2006 and 2005, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Arch U.S. Pension Plans	2006	2005	2006	2005
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.9	$1.9	$3.8	$3.8
Interest cost on the projected benefit obligation	3.7	3.6	7.4	7.2
Expected return on plan assets	(3.6)	(3.4)	(7.2)	(6.3)
Amortization of prior service cost	—	—	—	0.1
Recognized actuarial loss	1.3	1.1	2.5	2.1
Net periodic benefit cost	$3.3	$3.2	$6.5	$6.9

	Three Months Ended June 30,		Six Months Ended June 30,
Arch U.S. Postretirement Plan	2006	2005	2006	2005
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.1	$0.3	$0.2
Interest cost on the projected benefit obligation	0.2	0.3	0.4	0.6
Amortization of prior service cost	(0.1)	0.1	(0.1)	0.1
Recognized actuarial loss	0.1	—	0.2	—
Net periodic benefit cost	$0.4	$0.5	$0.8	$0.9

As of June 30, 2006 and 2005, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.2	$0.4	$0.3
Interest cost on the projected benefit obligation	4.9	4.5	9.2	9.1
Expected return on plan assets	(4.2)	(4.5)	(8.3)	(9.1)
Recognized actuarial loss	1.5	1.0	2.9	2.1
Net periodic benefit cost	$2.4	$1.2	$4.2	$2.4

There are no minimum funding requirements anticipated for 2006 for the Company’s U.S. pension plans, due primarily to the voluntary pension funding made in 2005 of $36.2 million. Pension expense is expected to be approximately $1.0 million higher in 2006 for the Company’s U.S. pension plans. The Company has minimum funding requirements for its U.K. pension plans of approximately $15 million, which is approximately $5 million higher than 2005, and pension expense is expected to be $6 million higher in 2006. For the six months ending June 30, 2006, there have been no contributions for the Arch U.S. pension plans and $3.6 million was contributed to the U.K. pension plans.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At June 30, 2006, the Company had $4.7 million in Other assets and a deferred compensation liability of $10.0 million in Other liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2005, the Company had $3.5 million in Other assets and a deferred compensation liability of $6.9 million in Other liabilities in the Condensed Consolidated Balance Sheets. In addition, at June 30, 2006 and December 31, 2005, respectively, the Company had $2.4 million recorded as a reduction to equity for the Company’s stock held in the Rabbi Trust.

11.	Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$29.5	$27.4	$35.2	$31.0

Foreign currency translation adjustments	14.1	(7.6)	18.3	(18.1)
Net unrealized gain (loss) on derivative instruments	(0.3)	0.3	(0.3)	0.5
Minimum Pension Liability Adjustment	(3.3)	—	(3.3)	—
Total other comprehensive income (loss)	10.5	(7.3)	14.7	(17.6)
Comprehensive income	$40.0	$20.1	$49.9	$13.4

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

12.	Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Beginning balance of accumulated net unrealized loss on derivative instruments	$(0.2)	$—	$(0.2)	$(0.2)
Net gain (loss) on cash flow hedges	(0.3)	0.3	(0.3)	0.4
Reclassification into earnings	—	—	—	0.1
Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.5)	$0.3	$(0.5)	$0.3

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

In 2006, the Company has included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amounts previously allocated that are now included in Corporate Unallocated for the three months ended March 31, 2006 was $1.6 million. The amounts previously allocated that are now included in Corporate Unallocated for the three and six months ended June 30, 2005 were $1.0 million and $2.0 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2006	2005	2006	2005
Sales:
Treatment Products:
HTH Water Products	$197.8	$183.2	$297.2	$274.0
Personal Care and Industrial Biocides	75.5	70.6	141.9	140.4
Wood Protection and Industrial Coatings	102.6	101.3	189.8	188.4
Total Treatment Products	375.9	355.1	628.9	602.8
Performance Products:
Performance Urethanes	64.9	50.9	125.3	99.8
Hydrazine	5.3	5.3	9.7	10.0
Total Performance Products	70.2	56.2	135.0	109.8
Total Sales	$446.1	$411.3	$763.9	$712.6

Segment Operating Income (Loss), including
Equity (Earnings) Losses in Affiliated Companies:
Treatment Products:
HTH Water Products	$41.4	$23.8	$46.2	$24.2
Personal Care and Industrial Biocides	11.6	11.1	22.9	23.8
Wood Protection and Industrial Coatings	1.0	6.9	2.4	8.4
Total Treatment Products	54.0	41.8	71.5	56.4
Performance Products:
Performance Urethanes	5.4	3.4	9.4	4.5
Hydrazine	0.1	0.4	(0.1)	(0.3)
Total Performance Products	5.5	3.8	9.3	4.2
Corporate Unallocated	(9.8)	(5.6)	(16.7)	(10.7)
Total Segment Operating Income, including Equity (Earnings) Losses in Affiliated Companies	49.7	40.0	64.1	49.9
Equity in (Earnings) Losses of Affiliated Companies	(0.3)	0.3	(0.5)	(0.6)
Total Operating Income	49.4	40.3	63.6	49.3
Interest expense, net	(5.5)	(5.8)	(10.8)	(10.2)
Total Income from Continuing Operations before Taxes and Equity (Earnings) Losses in Affiliated Companies	$43.9	$34.5	$52.8	$39.1

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Capital Spending:
Treatment Products:
HTH Water Products	$1.9	$0.7	$2.9	$1.9
Personal Care and Industrial Biocides	1.9	1.4	3.2	2.3
Wood Protection and Industrial Coatings	1.2	1.0	1.8	1.7
Total Treatment Products	5.0	3.1	7.9	5.9
Performance Products:
Performance Urethanes	0.9	0.2	1.4	0.5
Hydrazine	—	—	—	—
Total Performance Products	0.9	0.2	1.4	0.5
Total Capital Spending	$5.9	$3.3	$9.3	$6.4

Segment operating income includes the equity in earnings (losses) of affiliated companies and excludes restructuring (income) expense and impairment expense, if any. Included in the results of Corporate Unallocated is equity income of the Planar Solutions joint venture through November 2005, the date of its sale. The Company includes the equity earnings (losses) of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity earnings (losses) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

14.	Commitments and Contingencies

The Company was a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The portion of the litigation involving claims by individuals was settled and the settlement amount was paid by the Company in 2004. In 2006, the remaining claims were settled and the case was dismissed.

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

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. Plaintiffs ask for damages, including non-economic damages of $40.0 million per plaintiff. Plaintiffs have amended their complaint to seek punitive damages of $200.0 million. The Company is effectively self-insured for the first $3.0 million and for amounts over $303.0 million in this case, regardless of the number of plaintiffs. The case was removed to the U.S. district court in Oregon by the Company but the U.S. district court ultimately returned the case to state court. The Company has provided $3.0 million of self-insurance reserves related to its potential exposure in this case and does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. Given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid to the plaintiffs by the Company and reimbursement of such payment from the Company’s insurers.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. Brazilian Tax Authorities notified the Company of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.3 million accrued for the remaining open tax year as of June 30, 2006. As of June 30, 2006, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In May 2004, the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In May 2005, the DOC issued its final determinations and found margins ranging from approximately 76% to 286% for Chinese producers and approximately 25% for Spanish producers, with a margin of approximately 76% applicable to the Company’s primary Chinese supplier. In June 2005, the ITC found that the imports caused injury to the domestic industry following which the DOC issued antidumping orders incorporating the ITC’s findings. As a result of the orders, the Company started to make cash deposits of antidumping duties at the rate of 76% of the value of the product imported. The producers and importers, such as the Company, may request annually a review of the orders which may result in a further adjustment of the final duties to be assessed. In May 2006, such review was requested.

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC sought unspecified fines, injunctive relief, and legal costs, among other things. In April 2006, the High Court of New Zealand approved the joint venture’s proposed settlement with the NZCC. The settlement calls for the payment of NZ$3.7 million ($2.2 million) and discontinues the proceedings against KANZ, KAIP and the board member. As of June 30, 2006, this penalty has been paid.

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

As a result of the Company’s ownership in such Australian and New Zealand entities, an unfavorable resolution or additional litigation of these matters could have a material adverse effect on equity in earnings of affiliated companies and dividends received.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the six months ended June 30, 2006.

ARCH CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 - 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in (earnings) losses of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity earnings (losses) of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore equity earnings (losses) are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

In 2006, the Company has included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amount previously allocated that is now included in Corporate Unallocated for the three months ended March 31, 2006 was $1.6 million. The amounts previously allocated that are now included in Corporate Unallocated for the three and six months ended June 30, 2005 were $1.0 million and $2.0 million, respectively.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
(In millions, except per share amounts)
Sales	$446.1	$411.3	$763.9	$712.6

Gross margin	$128.7	$116.7	$216.6	$200.4
Selling and administration	74.0	71.1	143.1	140.8
Research and development	5.3	5.3	9.9	10.3
Interest expense, net	5.5	5.8	10.8	10.2
Equity in earnings (losses) of affiliated companies	0.3	(0.3)	0.5	0.6
Income tax expense	14.6	9.7	17.6	11.6
Loss from discontinued operations, net of tax	(0.1)	-	(0.5)	-
Gain on sale of discontinued operations	-	2.9	-	2.9
Net Income	$29.5	$27.4	$35.2	$31.0

Diluted income per common share - continuing operations	$1.22	$1.03	$1.47	$1.18

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended June 30, 2006 Compared to 2005

Sales increased $34.8 million, or approximately eight percent, due in part to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($6.1 million or approximately one percent). Excluding the impact of the acquisition, sales increased $28.7 million, or approximately seven percent, due to favorable pricing (approximately five percent) and an increase in volumes (approximately two percent). The favorable pricing was principally driven by HTH water products. The increase in volumes was principally in the performance urethanes business due primarily to the polyol product lines.

Gross margin percentage was 28.8% and 28.4% for 2006 and 2005, respectively. The increase in margin percentage was principally in the HTH water products business, which is due to favorable pricing and product mix in North America. The increase in gross margin in the HTH water products business was partially offset by a decrease in gross margin in the wood protection business primarily as a result of increased raw material costs for copper.

Selling and administration expenses as a percentage of sales were 16.6% and 17.3% for 2006 and 2005, respectively. These expenses increased in amount by $2.9 million, of which $1.0 million was due to the acquisition of the remaining 50 percent share of Nordesclor. In addition, higher incentive compensation related costs from the increase in stock price for the Company's stock-based long-term incentive awards and stock-based deferred compensation accounts, was partially offset by lower promotional spending for the HTH water products business.

Interest expense, net, decreased $0.3 million as a result of lower borrowings slightly offset by higher interest rates during the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005.

Equity in earnings of affiliated companies increased $0.6 million due primarily to the improved operating results of the Koppers joint venture. The Company’s 2005 operating results of the Koppers joint venture were negatively affected ($1.5 million) by legal expenses associated with an investigation by the New Zealand Commerce Commission (“NZCC”) (see Note 14 in the Notes to Condensed Consolidated Financial Statements for more information). This was slightly offset by a decrease from Nordesclor, whose results have been consolidated since the date of acquisition (December 2005), as well as Planar Solutions as a result of the disposition of this joint venture in November 2005.

The tax rate on net income from continuing operations for the three months ended June 30, 2006 and 2005 was 33.0% and 28.4%, respectively. In the second quarter of 2005, the Company had reduced its estimated effective tax rate for the full year to 30% from 35%.

Income (loss) from discontinued operations, net of tax, reflects the results of operations for the CMS business.

Gain on sale of discontinued operations, net of tax, represents the recovery in 2005 of £1.7 million (approximately $2.9 million) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved as of December 31, 2004 due to uncertainty concerning the collectibility. The Company received the cash payment on July 19, 2005 for the principal and interest on these two outstanding notes.

Six Months Ended June 30, 2006 Compared to 2005

Sales increased $51.3 million, or seven percent, due in part to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($16.4 million or approximately two percent). Excluding the impact of the acquisition, sales increased $34.9 million, or five percent, due to favorable pricing. The increase in volumes (approximately one percent) was offset by unfavorable foreign exchange (approximately one percent). The favorable pricing was primarily in the HTH water products business. In addition, performance urethanes benefited from favorable pricing that successfully mitigated higher raw material costs.

Gross margin percentage was 28.4% and 28.1% for 2006 and 2005, respectively. The increase in margin percentage was principally in the HTH water products business, which is due to favorable pricing and product mix in North America. The increase in gross margin in the HTH water products business was slightly offset by a decrease in gross margin in the wood protection business primarily the result of increased raw material costs for copper.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Selling and administration expenses as a percentage of sales were 18.7% and 19.8% for 2006 and 2005, respectively. These expenses increased in amount by $2.3 million. Selling and administration costs related to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor, were $2.2 million. Excluding the impact of the acquisition, these expenses were comparable to the prior year period. The higher pension expense for the Company’s U.K. based plans and incentive compensation related costs, due to the increase in stock price for the Company’s stock-based long-term incentive awards and stock-based deferred compensation accounts, was offset by lower promotional spending and legal costs for the HTH water products business.

Interest expense, net, increased $0.6 million as a result of higher interest rates during the period ended June 30, 2006 as compared to interest rates during the period ended June 30, 2005.

Equity in earnings of affiliated companies was comparable to the prior year period. The operating results of the Company’s Koppers joint venture improved $1.1 million in comparison to the 2005 results which were negatively affected ($1.8 million) by legal expenses associated with an investigation by the NZCC (see Note 14 in the Notes to Condensed Consolidated Financial Statements for more information). This was offset by a decrease from Nordesclor, whose results have been consolidated since the date of acquisition (December 2005), as well as Planar as a result of the disposition of the joint venture in November 2005.

The tax rate on net income from continuing operations for the six months ended June 30, 2006 and 2005 was 33.0% and 29.3%, respectively.

Income (loss) from discontinued operations, net of tax, reflects the results of operations for the CMS business. Included in the results for the six months ended June 30, 2006, are severance and related costs associated with the termination of certain service contracts of $0.3 million ($0.2 million after-tax).

Gain on sale of discontinued operations, net of tax, represents the recovery in 2005 of £1.7 million (approximately $2.9 million) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved as of December 31, 2004 due to uncertainty concerning the collectibility. The Company received the cash payment on July 19, 2005 for the principal and interest for these two outstanding notes.

Third Quarter and Full Year Outlook

The Company anticipates earnings from continuing operations in the third quarter 2006 to be in the $0.20 to $0.30 per share range, compared to $0.28 for the prior-year quarter. For full year 2006, sales are now expected to increase approximately seven to nine percent over prior year and earnings per share from continuing operations are expected to range from $1.60 to $1.70. The Company now forecasts HTH water products total year sales of approximately $475 million, compared to its previous guidance of approximately $460 million, and operating margins are expected to be in the 7.5 to 8.5 percent range, up from its earlier guidance in the seven to eight percent range.  This improvement is expected to offset the adverse impact in the wood protection business from persistently high copper raw material costs. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be approximately $30 to $35 million range. Pension expense is expected to increase by approximately $7 million from 2005 and the effective tax rate is assumed to be 33 percent. See “Cautionary Statement under Federal Securities Laws” below.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company includes the equity earnings (losses) of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes it to measure the performance of the segments. Other gains and (losses) that are directly related to the segments are included in segment operating results.

In 2006, the Company has included pension expense associated with pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amount previously allocated that is now included in Corporate Unallocated for the three months ended March 31, 2006 was $1.6 million. The amounts previously allocated that are now included in Corporate Unallocated for the three and six months ended June 30, 2005 were $1.0 million and $2.0 million, respectively.

Treatment Products

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$197.8	$183.2	$297.2	$274.0
Personal Care & Industrial Biocides	75.5	70.6	141.9	140.4
Wood Protection & Industrial Coatings	102.6	101.3	189.8	188.4
Total Treatment Products	$375.9	$355.1	$628.9	$602.8

Operating Income
HTH Water Products	$41.4	$23.8	$46.2	$24.2
Personal Care & Industrial Biocides	11.6	11.1	22.9	23.8
Wood Protection & Industrial Coatings	1.0	6.9	2.4	8.4
Total Treatment Products	$54.0	$41.8	$71.5	$56.4

Three Months Ended June 30, 2006 Compared to 2005

Sales increased $20.8 million or approximately six percent and operating income increased $12.2 million. The increase in sales is due to favorable pricing (approximately five percent) and an increase in volumes (approximately one percent). The increase in volumes is due to the acquisition of the remaining 50 percent share of the Company’s HTH water products joint venture, Nordesclor ($6.1 million or approximately two percent).

The increase in operating results is due to the improved operating results of the HTH water products business.

HTH Water Products

Sales increased $14.6 million, or approximately eight percent, principally due to favorable pricing (approximately eight percent) for both branded and non-branded pool treatment products in the North American market. The increase in volumes due to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($6.1 million or approximately three percent) was more than offset by a decrease in volumes from shedding unprofitable business in the North American market.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income increased $17.6 million primarily as a result of the improved pricing for the North American product lines. In addition, operating results benefited from favorable product mix, cost containment initiatives and positive contribution of the acquired business. HTH water products also achieved lower freight and distribution expenses in 2006 as a result of actions taken that addressed the inefficiencies in the distribution channels which negatively impacted 2005.

Personal Care and Industrial Biocides

Sales increased $4.9 million, or approximately seven percent, due to higher volumes. The higher volumes are attributable to continued strong demand for biocides used in antidandruff products and to a lesser extent in marine antifouling paints. Higher pricing in the building products and metalworking fluids markets to mitigate higher raw material costs were mostly offset by competitive pressures in the emulsions and in-can preservation markets.

Operating income increased $0.5 million, primarily due to improved margins from the higher sales volumes, partially offset by higher raw material costs.

Wood Protection and Industrial Coatings

Sales increased $1.3 million, or approximately one percent, due to improved pricing (approximately two percent) partially offset by unfavorable foreign exchange (approximately one percent). The improved pricing is the result of price increases to mitigate higher raw material costs for Wolman® E products used in residential applications in the wood protection business as well as higher raw material costs principally for polyurethane and other solvent-based products in the industrial coatings business. An increase in wood protection’s volumes of Tanalith® E products used in residential applications in Europe was offset by a decrease in volumes in the Italian domestic market in the industrial coatings business.

Operating income decreased $5.9 million over the prior year primarily for the wood protection business and to a lesser extent the industrial coatings business. The lower operating results were due to the higher raw material costs which negatively impacted both businesses. This was partially offset by an increase in wood protection’s equity in earnings of the Koppers joint venture that were negatively impacted in 2005 by legal expenses associated with an investigation by the NZCC for a case that had been filed against its joint venture KANZ ($1.5 million). See Note 14 in the Notes to the Condensed Consolidated Financial Statements for more information.

Six Months Ended June 30, 2006 Compared to 2005

Sales increased $26.1 million or approximately four percent, which is due to favorable pricing primarily in the HTH water products business. Higher volumes (approximately one percent) were offset by unfavorable foreign exchange (approximately one percent). The higher volumes were due to the acquisition of the remaining 50 percent share of the Company’s HTH water products joint venture, Nordesclor ($16.4 million or approximately three percent), which was slightly offset by a decrease in volumes principally due to shedding unprofitable business in the HTH water products business.

Operating income increased $15.1 million due to the HTH water products business.

HTH Water Products

Sales increased $23.2 million, or approximately eight percent, due to favorable pricing for both branded and non-branded pool treatment products in the North American market. Volumes were comparable to the prior year period as the increase in volumes attributable to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($16.4 million or approximately six percent) was offset by lower volumes in the North American market from shedding unprofitable product lines and to a lesser extent lower demand in the South American and European markets.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income increased by $22.0 million principally due to favorable pricing. In addition, operating results benefited from favorable product mix, cost containment initiatives and the positive contribution of the acquired business.

Personal Care and Industrial Biocides

Sales were comparable to the prior year period, as the increase in volumes was offset by unfavorable foreign exchange. The increase in volumes was due to strong demand for biocides used in personal care products, principally antidandruff products, which has been offset by competitive pressures within the building products market.

Operating income decreased by $0.9 million primarily as a result of a decrease in gross margins due to higher raw material costs in the industrial biocides business as operating expenses were comparable to the prior year period.

Wood Protection and Industrial Coatings

Sales were comparable to the prior year period as higher volumes (approximately two percent) and favorable pricing (approximately one percent) were offset by unfavorable foreign exchange (approximately three percent). The higher sales volumes are due primarily to Tanalith® E products used in residential applications in Europe and to a lesser extent increased demand, particularly in the Eastern European market, for the industrial coatings business. The improved pricing is a result of price increases to mitigate higher raw material costs primarily for Wolman® E products used in residential applications in the wood protection business.

Operating income decreased $6.0 million over the prior year, principally due to unfavorable operating results in the wood protection business as a result of higher raw material costs which negatively impacted the business. This was partially offset by improved operating results of wood protection’s Koppers joint venture that were negatively affected in 2005 by legal expenses associated with an investigation by the NZCC for a case that had been filed against its joint venture KANZ ($1.8 million). See Note 14 in the Notes to the Condensed Consolidated Financial Statements for more information.

Performance Products

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
Results of Operations
Sales
Performance Urethanes	$64.9	$50.9	$125.3	$99.8
Hydrazine	5.3	5.3	9.7	10.0
Total Performance Products	$70.2	$56.2	$135.0	$109.8

Operating income (loss)
Performance Urethanes	$5.4	$3.4	$9.4	$4.5
Hydrazine	0.1	0.4	(0.1)	(0.3)
Total Performance Products	$5.5	$3.8	$9.3	$4.2

Three Months Ended June 30, 2006 Compared to 2005

Sales increased $14.0 million, or approximately 25 percent, and operating results increased $1.7 million from prior year. The increase in sales is due to higher volumes (approximately 19 percent) and improved pricing (approximately six percent).

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Urethanes

Performance urethanes sales increased approximately 28 percent over the prior year due to higher volumes (approximately 22 percent) and improved pricing (approximately six percent). The increase in volumes was across most product lines, particularly in specialty polyols due to new business. The improved pricing was principally due to successful price increases that mitigated higher raw material costs. Operating income improved $2.0 million as a result of higher sales volumes and improved margins from the higher pricing, as operating expenses were comparable.

Hydrazine

Hydrazine sales were comparable to the prior year period as lower volumes of Ultra PureTM Hydrazine were offset by facility fees from the new U.S. government contract. Operating income decreased $0.3 million primarily as a result of unfavorable product mix.

Six Months Ended June 30, 2006 Compared to 2005

Sales increased $25.2 million, or approximately 23 percent, and operating results increased $5.1 million from prior year. The increase in sales is due to higher volumes (approximately 14 percent) and improved pricing (approximately nine percent).

Performance Urethanes

Performance urethanes sales increased approximately 26 percent over the prior year due to higher volumes (approximately 17 percent) and improved pricing (approximately nine percent). The increase in volumes was principally due to stronger market demand in the polyol product lines. The improved pricing was principally due to successful price increases that mitigated higher raw material costs. Operating results improved $4.9 million as a result of higher sales volumes and improved margins from the higher pricing, as operating expenses were comparable.

Hydrazine

Hydrazine sales were comparable to the prior year period as lower volumes of Ultra PureTM Hydrazine were offset by facility fees from the new U.S. government contract. Operating results improved slightly due to improved margins from higher hydrazine hydrate pricing.

Corporate Expenses (Unallocated)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(9.8)	$(5.6)	$(16.7)	$(10.7)

Three Months Ended June 30, 2006 Compared to 2005

The increase in unallocated corporate expenses is principally due to higher compensation related costs from the increase in stock price for the Company’s stock-based long-term incentive awards and stock-based deferred compensation accounts. In addition, the Company incurred increased costs associated with its U.K. pension plans and accounts receivable securitization program.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Six Months Ended June 30, 2006 Compared to 2005

The increase in unallocated corporate expenses is principally due to higher compensation related costs from the increase in stock price for the Company’s stock-based long-term incentive awards and stock-based deferred compensation accounts. In addition, the Company incurred increased costs associated with its U.K. pension plans and accounts receivable securitization program.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Six Months
	Ended June 30,
Cash Flow Data	2006	2005
	($ in millions)
Provided By (Used In)
Accounts receivable securitization program	$60.0	$73.4
Change in working capital	(115.1)	(121.0)
Net operating activities from continuing operations	23.6	(18.2)
Capital expenditures	(9.3)	(6.4)
Business acquired in purchase transaction	(2.8)	(3.1)
Cash proceeds (payments) from the sale of a business	(0.5)	(3.9)
Net investing activities	(14.1)	(14.2)
Debt (repayments) borrowing, net	(7.4)	1.1
Net financing activities	(5.4)	(7.3)

Six Months Ended June 30, 2006 Compared to 2005

For the six months ended June 30, 2006, $23.6 million was provided by operating activities from continuing operations compared to $18.2 million used in operating activities from continuing operations for the six months ended June 30, 2005. This was primarily attributable to a voluntary contribution that was made to the Company’s pension plan of $33.5 million during the second quarter of 2005. Excluding the voluntary pension contribution, cash provided by operating activities from continuing operations in 2005 was $15.3 million. The increase in cash provided by continuing operations is primarily due to higher net income.

Capital expenditures for the six months of 2006 were $2.9 million higher than 2005 due to higher capital expenditures across all businesses. Capital expenditures for 2006 are expected to be in the $30 to $35 million range.

The cash paid for businesses acquired are contingent payments related to the Avecia acquisition of the pool & spa and protection & hygiene business based upon the unfunded pension liability position of the U.K. pension plan ($0.5 million) and a payment based upon earnings attributable to North American sales of certain acquired products ($1.6 million). In addition, the Company made an estimated working capital payment related to the Nordesclor acquisition. For additional information concerning the acquisitions, see the Company's Form 10-K for the year ended December 31, 2005.

Cash payments from the sale of a business in 2006 and 2005 relate to certain expenses from the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004. The 2005 expenses included the reimbursement of a working capital adjustment of $1.1 million as well as other disposition costs.

Cash used in financing activities for the first six months of 2006 was $5.4 million. Dividends paid to shareholders of $9.6 million as well as net repayments of debt during the period were partially offset by proceeds from stock options exercised.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cash used in financing activities for the first six months of 2005 was $7.3 million which was primarily the result of the dividends paid to shareholders of $9.4 million.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The credit facility replaced the Company’s previous credit facility that expired on June 20, 2006. The Company’s new credit facility contains a quarterly leverage ratio (debt / EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $69.1 million at June 30, 2006. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At June 30, 2006, the Company had $347.2 million of available borrowings under the credit facility.

The Company’s senior notes contain a quarterly leverage ratio (debt / EBITDA) covenant not to exceed 3.50 and a debt to total capitalization ratio covenant not to exceed 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $43.2 million at June 30, 2006.

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $2.3 million at June 30, 2006 and are included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At June 30, 2006, Arch Chemicals Receivables Corp. had sold $60.0 million of participation interests in $144.0 million of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2005 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At June 30, 2006, the Company had $44.7 million of outstanding letters of credit and no letters of guarantee outstanding.

The Company believes that the $350.0 million revolving credit facility and cash provided by operations are adequate to satisfy its liquidity needs for the near future. However, if Company earnings were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants which could trigger a default condition under its debt agreements.

The Company is a co-defendant and/or defendant in several cases at June 30, 2006, and has provided for its exposure for these cases. The Company does not expect any final resolution of these cases, net of an expected insurance recovery, to have a material adverse effect on results of operations or financial position of the Company. However, given that the Company’s applicable insurance policies provide coverage on a reimbursement basis, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers.

There are no minimum funding requirements anticipated for the Company’s U.S. pension plans for 2006. The minimum funding requirements for its U.K. pension plans are currently expected to be approximately $15 million in 2006.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

On July 27, 2006, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on September 11, 2006, to shareholders of record at the close of business on August 10, 2006.

New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting this interpretation.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "opines," "plans," "predicts," "projects," "should," "targets" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; recession or lack of moderate growth in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company's ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or unfavorable tax matters; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; changes in assumptions regarding pension expense and funding; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

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

Foreign Currency Risk

At June 30, 2006, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $13.8 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $11.2 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At June 30, 2006, the Company has purchase commitments but had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene would decrease the Company’s results of operations and cash flows by approximately $3 million. Holding other variables constant, a 10 percent adverse change in the price of copper, chromic acid, MEA, resins and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

As a result of the new Credit Agreement that the Company entered into in June 2006, the paragraphs entitled “We are subject to liquidity risks” and “Our ability to pay dividends on our shares of Common Stock is subject to compliance with certain debt covenants” appearing in Item 1A of the Company’s Form 10-K for the year ending December 31, 2005 are revised and updated to read as follows:

We are subject to liquidity risks.

In June 2006, the Company entered into an unsecured $350 million senior revolving credit facility which expires in June 2011. When it borrows from time to time under this facility, the Company is required to certify that certain representations and warranties are true. It also must comply with covenants including certain financial ratios. If the Company were not able to make representation or failed to comply a covenant, it may not be able to borrow under the facility. If the Company were unable to borrow under this facility for any reason, the Company could experience liquidity difficulties which would have a material adverse effect on its ability to finance its seasonal peak working capital needs.

Our ability to pay dividends on our shares of Common Stock is subject to compliance with certain debt covenants.

The Company has entered into a credit facility with lenders which permits the payment of dividends and repurchases of shares based to a financial formula. At June 30, 2006, dividends and share repurchases were limited to approximately $69.1 million under this facility. In addition, our senior unsecured notes issued in March 2002 contain dividend restrictions which limit dividends and repurchases to $43.2 million as of June 30, 2006. These limits are adjusted quarterly pursuant to a formula that is increased by earnings and decreased by losses, dividends paid and share repurchases. If the Company suffers losses or write-offs or lacks earnings, these covenants may limit or eliminate the Company’s ability to pay dividends. The Company paid approximately $19 million in dividends in 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2006, an employee delivered to the Company 2,000 shares of the Company's Common Stock as payment for the exercise price of an outstanding employee stock option under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	0	N/A	0	N/A

May 1, 2006 through May 31, 2006	2,000	$32.46	0	N/A

June 1, 2006 through June 30, 2006	0	N/A	0	N/A

Total	2,000	$32.46	0	N/A

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 27, 2006. Of the 23,953,809 shares of common stock entitled to vote at such meeting, at least 22,401,523 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Daniel S. Sanders and Janice J. Teal as Class I directors with terms expiring in 2009. Votes cast for and votes withheld in the election of Directors were as follows:

	FOR	WITHHELD
Daniel S. Sanders	22,207,798	193,725
Janice J. Teal	22,230,144	171,379

There were no abstentions or broker non-votes.

The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Company for 2006. Voting for the resolution ratifying the appointment were 21,988,064 shares. Voting against were 359,871 shares. Abstaining were 53,588 shares. There were no broker non-votes.

Item 6. Exhibits

Exhibit No.	Description
4.
Second Amendment, dated as of May 12, 2006, to Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

August 2, 2006	By:	/s/ Louis S. Massimo
Louis S. Massimo Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.
Second Amendment, dated as of May 12, 2006, to Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.