Form 10-Q
period 2006-09-30
ARCH CHEMICALS INC
filed 2006-10-31
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $1 par value per share	24,131,014 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66.0	$43.1
Accounts receivable, net	141.4	133.1
Short-term investment	66.4	68.4
Inventories, net	189.5	172.0
Other current assets	37.9	39.8
Assets held for sale	1.3	8.3

Total current assets	502.5	464.7
Investments and advances - affiliated companies at equity	6.3	5.7
Property, plant and equipment, net	185.9	191.4
Goodwill	220.7	211.5
Other intangibles	143.4	140.7
Other assets	51.9	47.9

Total assets	$1,110.7	$1,061.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$8.7	$8.5
Current portion of long-term debt	149.5	3.5
Accounts payable	159.6	174.6
Accrued liabilities	83.3	88.9
Liabilities associated with assets held for sale	0.6	9.1

Total current liabilities	401.7	284.6
Long-term debt	64.0	217.8
Other liabilities	216.9	194.5

Total liabilities	682.6	696.9
Commitments and contingencies
Shareholders' equity:
Common stock, par value $1 per share, Authorized 100.0 shares:
24.0 shares issued and outstanding (23.6 in 2005)	24.0	23.6
Additional paid-in capital	433.8	422.2
Retained earnings	64.5	36.4
Accumulated other comprehensive loss	(94.2)	(117.2)

Total shareholders' equity	428.1	365.0

Total liabilities and shareholders' equity	$1,110.7	$1,061.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$354.9	$314.2	$1,118.8	$1,026.8
Cost of goods sold	267.7	231.1	815.0	743.3
Selling and administration	67.6	62.3	210.7	203.1
Research and development	4.5	5.8	14.4	16.1
Other (gains) and losses	—	0.9	—	0.9
Interest expense	5.4	5.0	16.7	15.6
Interest income	0.4	0.1	0.9	0.5

Income from continuing operations before equity in earnings of affiliated companies and taxes	10.1	9.2	62.9	48.3
Equity in earnings of affiliated companies	0.1	1.2	0.6	1.8
Income tax expense	2.9	3.7	20.5	15.3

Income from continuing operations	7.3	6.7	43.0	34.8
Loss from discontinued operations, net of tax	—	(0.8)	(0.5)	(0.8)
Gain on sale of discontinued operations, net of tax	—	—	—	2.9

Net income	$7.3	$5.9	$42.5	$36.9

Basic income per common share:
Continuing operations	$0.30	$0.28	$1.79	$1.47
Loss from discontinued operations	—	(0.03)	(0.02)	(0.03)
Gain on sale of discontinued operations	—	—	—	0.12

Basic income per common share	$0.30	$0.25	$1.77	$1.56

Diluted income per common share:
Continuing operations	$0.30	$0.28	$1.77	$1.46
Loss from discontinued operations	—	(0.03)	(0.02)	(0.03)
Gain on sale of discontinued operations	—	—	—	0.12

Diluted income per common share	$0.30	$0.25	$1.75	$1.55

Weighted average common shares outstanding:
Basic	24.1	23.6	24.0	23.6

Diluted	24.3	23.8	24.2	23.8

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$42.5	$36.9
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Loss from discontinued operations	0.5	0.8
Gain on sale of discontinued operations	—	(2.9)
Other (gains) and losses	—	0.9
Equity in earnings of affiliated companies	(0.6)	(1.8)
Depreciation and amortization	33.6	34.9
Deferred taxes	14.7	10.3
Restructuring payments	(0.3)	(1.4)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	—	10.0
Receivables	(3.1)	(29.3)
Inventories	(13.4)	(25.8)
Other current assets	2.5	0.2
Accounts payable and accrued liabilities	(29.9)	(6.2)
Noncurrent liabilities	7.8	(31.6)
Other operating activities	0.4	1.8

Net operating activities from continuing operations	54.7	(3.2)
Cash flows of discontinued operations	(1.5)	3.2

Net operating activities	53.2	—

Investing activities
Capital expenditures	(16.2)	(11.0)
Business acquired in purchase transaction, net of cash acquired	(2.9)	(3.1)
Cash payments from the sale of a business	(0.5)	(3.8)
Cash proceeds from the sale of excess land	1.2	—
Cash flows of discontinued operations	—	—
Other investing activities	(3.3)	(0.3)

Net investing activities	(21.7)	(18.2)

Financing activities
Long-term debt borrowings	40.0	111.0
Long-term debt repayments	(47.7)	(111.0)
Short-term debt borrowings (repayments), net	0.2	11.7
Dividends paid	(14.4)	(14.2)
Cash flows of discontinued operations	—	—
Proceeds from stock options exercised and other financing activities	10.9	1.1

Net financing activities	(11.0)	(1.4)

Effect of exchange rate changes on cash and cash equivalents	2.4	(4.4)

Net increase (decrease) in cash and cash equivalents	22.9	(24.0)
Cash and cash equivalents, beginning of year	43.1	74.6

Cash and cash equivalents, end of period	$66.0	$50.6

Supplemental cash flow information
Income taxes, net	$6.9	$4.6

Interest paid	$22.6	$21.1

Issuance of Arch Common Stock - Avecia acquisition	$—	$1.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2005. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, the results of operations for the Company, and in particular the HTH water products business, for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment,” utilizing the modified prospective method. The Company had previously accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Due to the fact that all options have vested as of December 31, 2005, there was no related impact on the Company’s financial statements. In addition, the Company currently does not intend to issue any stock options to employees in 2006 or the foreseeable future. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. The four stock-based compensation plans are described below:

•	The 1988 and 1996 Olin Stock Option Plans. At the time of the distribution of the Company from Olin Corporation, outstanding Olin options were converted into both an option to purchase Company common stock (“Company Options”) and an option to purchase Olin common stock (“New Olin Options”) with the same aggregate “intrinsic value” at the time of the Distribution as the old award. The Company is responsible for delivering shares of Company common stock upon exercise of Company Options, and Olin is responsible for the delivery of shares of Olin Common stock upon exercise of New Olin Options. Options granted to such employees under the Olin 1988 Stock Option Plan or the Olin 1996 Stock Option Plan retained the original term of the option. Options granted to such employees under the Olin 1996 Stock Option Plan, which were not vested at the time of the Distribution, vested in accordance with their vesting schedule so long as the optionee remained employed at the Company. No additional Company Options will be granted under the 1988 and 1996 Olin Stock Option Plans.

•	1999 Long Term Incentive Plan seeks to encourage selected salaried employees to acquire a proprietary interest in the Company’s growth and performance and to attract and retain qualified individuals. The plan provides for the ability to issue stock options, restricted stock and restricted stock units, and performance awards. The Plan requires that options be granted at an exercise price representing the fair market value of the common stock on the grant date. In general, the employee options vest and become exercisable within one to three years and all options are exercisable up to ten years from the date of grant.

•	1999 Stock Plan for Nonemployee Directors, is a directors compensation plan under which stock options and other stock awards may be granted to nonemployee directors. The Plan requires that options be granted at an exercise price representing the fair market value of the common stock on the grant date. In general, the directors’ options are exercisable upon grant and all options are exercisable up to ten years from the date of grant.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2006 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Prices
Balance, December 31, 2005	1,873	$24.80	$16.53 — 31.92
Options exercised	(440)	27.30	17.38 — 31.92
Options cancelled or forfeited	(223)	28.84	17.38 — 31.92

Balance, September 30, 2006	1,210	$23.15	$16.53 — 31.92

The following table summarizes information about stock options outstanding at September 30, 2006 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$16.53 — $23.00	815	4 years	$19.40
$28.58 — $31.92	395	1 year	$30.91

	1,210

The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $2.0 million.

As part of the 1999 Long Term Incentive Plan, the Company currently grants selected executives and other key employees performance awards whose vesting is contingent upon meeting various performance measures and contains a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The award of performance units was designed to recognize and reward targeted return on equity (“ROE”) at the end of a three-year period. The performance awards are earned at the end of the three-year period provided the ROE target is achieved. There is an opportunity for accelerated payout of the performance awards if the ROE target is met or exceeded by the end of the second year after the grant. If the ROE target is not achieved by the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out in cash following the end of year six if the executive is still employed at the Company.

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock, at each financial statement date until the award is settled. Total compensation (income) expense of $(0.9) million and $3.2 million and $0.8 million and $2.4 million was recognized for the three and nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $10.0 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the nine months ended September 30, 2006 (number of awards in thousands):

Performance Awards
Balance, December 31, 2005	724
Awarded	296
Paid out	(219)
Cancelled or forfeited	(12)

Balance, September 30, 2006	789

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2006 the closing stock price was $28.45. All performance awards vest upon attainment of the various financial targets, or if not met, 50 percent vest after the retention period. As of September 30, 2006, no outstanding awards have vested.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of 0.3 million and 0.2 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006, respectively. Stock options of 1.0 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic	24.1	23.6	24.0	23.6
Common equivalent shares from stock options using the treasury stock method	0.2	0.2	0.2	0.2

Diluted	24.3	23.8	24.2	23.8

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At September 30, 2006 and December 31, 2005, the Company, through ACRC, had not sold any participation interests in its accounts receivable under the program.

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $66.4 million and $68.4 million at September 30, 2006 and December 31, 2005, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.1 million and $1.5 million at September 30, 2006 and December 31, 2005, respectively) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three and nine months ended September 30, 2006 and 2005 of $0.4 million and $1.7 million, and $0.4 million and $0.8 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing are estimated to approximate fair value.

Included in accounts receivable at December 31, 2005 was a receivable for $4.0 million for the remaining outstanding note on the sale of excess land in 2003, which was due in September 2006. During 2006, the note was renegotiated and the maturity date was extended to September 30, 2008. As a result, the purchaser is required to make two interim payments of $1.2 million, plus interest, in September 2006 and September 2007, with the final payment to be paid on September 30, 2008. The Company has received the first installment on the renegotiated note.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Inventories

($ in millions)	September 30, 2006	December 31, 2005
Raw materials and supplies	$58.4	$54.4
Work in process	9.3	7.9
Finished goods	169.9	159.1

Inventories, gross	237.6	221.4
LIFO reserve	(48.1)	(49.4)

Inventories, net	$189.5	$172.0

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2006 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2006.

6. Assets Held for Sale/Discontinued Operations

CMS Business

Assets held for sale consists of the Company’s chemical management services (“CMS”) business, which was retained after the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”). The CMS business, which essentially services the customers of the sold business, no longer has any connections to any of the retained Arch businesses and the Company began an active program to dispose of the business. As a result, and in accordance with the accounting requirements of SFAS 144, the results of operations of the CMS business have been reported as an asset held for sale and a discontinued operation in the condensed consolidated financial statements.

During 2006, the Company was notified that its remaining three CMS customers were going to cancel their contracts with the Company. Prior to the termination of the contracts, the Company was able to sell the remaining inventory to the successor of these contracts and transfer most of the business’ employees. Included in Loss from discontinued operations for the nine months ended September 30, 2006 are severance and related costs associated with the termination of these customer contracts ($0.3 million pre-tax).

Balance Sheet

The major classes of assets and liabilities classified as assets held for sale are as follows:

($ in millions)	September 30, 2006	December 31, 2005
Accounts receivable, net	$1.2	$6.1
Inventory	—	1.8
Other current assets	0.1	0.2
Other assets	—	0.2

Total assets associated with assets held for sale	1.3	8.3

Accounts payable and accrued liabilities	0.6	9.1

Total liabilities associated with assets held for sale	0.6	9.1

Net assets (liabilities) held for sale	$0.7	$(0.8)

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loss from Discontinued Operations

Loss from discontinued operations for the three and nine months ended September 30, 2006 and 2005 represent the results of the CMS business as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2006	2005	2006	2005
Sales	$—	$2.5	$1.4	$8.1

Loss before interest and taxes	$—	$(1.3)	$(0.8)	$(1.3)
Tax benefit	—	0.5	0.3	0.5

Loss from discontinued operations	$—	$(0.8)	$(0.5)	$(0.8)

Included in the results for the three and nine months ended September 30, 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $1.1 million.

Hickson Organics

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. The purchase price included two promissory notes aggregating £1.5 million. As of December 31, 2004 the Company had placed a valuation reserve against both outstanding notes. In 2005, the purchaser went into receivership and the Company recovered £1.7 million (approximately $2.9 million pre-tax) related to the two outstanding notes. The Company received the cash payment on July 19, 2005. For the nine months ended September 30, 2005, this was reflected as a gain on the sale of discontinued operations on the Condensed Consolidated Statements of Income.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
($ in millions)
Balance, December 31, 2005	$40.7	$84.7	$81.7	$207.1	$4.4	$211.5
Post acquisition adjustment	0.8	—	—	0.8	—	0.8
Foreign exchange and other	6.0	(1.1)	3.5	8.4	—	8.4

Balance, September 30, 2006	$47.5	$83.6	$85.2	$216.3	$4.4	$220.7

The post acquisition adjustment for the HTH water products business reflects the post-closing working capital payment related to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor.

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
($ in millions)
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	73.9	17.8	56.1	69.0	12.8	56.2
Toxicology database	17.2	3.0	14.2	15.7	2.0	13.7
Developed technology	14.5	2.1	12.4	13.5	1.2	12.3
Other	9.4	4.1	5.3	10.5	4.7	5.8

Total amortizable other intangibles	115.2	27.2	88.0	108.9	20.9	88.0
Total non-amortizable other intangibles — trademarks	55.8	0.4	55.4	53.1	0.4	52.7

Total other intangibles	$171.0	$27.6	$143.4	$162.0	$21.3	$140.7

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The change in the gross carrying amount is principally due to the effect of foreign exchange.

Amortization expense for the three and nine months ended September 30, 2006 and 2005 was $2.2 million and $6.5 million, and $1.9 million and $5.6 million, respectively. Estimated amortization expense is $8.6 million for the year ended December 31, 2006 through 2008, and $7.6 million for the years ended December 31, 2009 and 2010.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2006, the Company completed these procedures and concluded that no impairment existed as of January 1, 2006.

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. It replaced the Company’s $210.0 million senior revolving credit facility which was set to mature on June 20, 2006. The Company’s new credit facility contains a quarterly leverage ratio covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $68.0 million at September 30, 2006. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.125% at September 30, 2006). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at September 30, 2006.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company’s senior notes contain a quarterly leverage ratio covenant not to exceed 3.50 and a debt to total capitalization ratio not to exceed 55%. In addition, the notes contain a fixed coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $42.0 million at September 30, 2006.

At September 30, 2006, the Company had $44.7 million of outstanding letters of credit.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2006. During the nine months ended September 30, 2006 and 2005, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for the effective hedge accounting.

At September 30, 2006, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $7.2 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.2 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed rate interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.2 million and $2.5 million at September 30, 2006 and December 31, 2005, respectively, and are included in Accrued liabilities and Other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

10. Employee Retirement Plans

As of September 30, 2006 and 2005, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.0	$1.6	$5.8	$5.4
Interest cost on the projected benefit obligation	3.8	3.5	11.2	10.7
Expected return on plan assets	(3.6)	(3.6)	(10.8)	(9.9)
Amortization of prior service cost	—	0.1	—	0.2
Recognized actuarial loss	1.6	0.8	4.1	2.9

Net periodic benefit cost	$3.8	$2.4	$10.3	$9.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1	$0.4	$0.3
Interest cost on the projected benefit obligation	0.2	0.2	0.6	0.8
Amortization of prior service cost	—	0.1	(0.1)	0.2
Recognized actuarial loss	0.1	—	0.3	—

Net periodic benefit cost	$0.4	$0.4	$1.2	$1.3

As of September 30, 2006 and 2005, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.3	$0.1	$0.7	$0.4
Interest cost on the projected benefit obligation	6.0	4.4	15.2	13.5
Expected return on plan assets	(4.3)	(4.4)	(12.6)	(13.5)
Recognized actuarial loss	1.6	1.0	4.5	3.1

Net periodic benefit cost	$3.6	$1.1	$7.8	$3.5

There are no minimum funding requirements anticipated for 2006 for the Company’s U.S. pension plans. In 2006 and 2005, the Company made voluntary pension funding of $5.0 million and $36.2 million, respectively.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension expense is expected to be approximately $3.0 million higher in 2006 for the Company’s U.S. pension plans. The Company has minimum funding requirements for its U.K. pension plans of approximately $15 million, which is approximately $5 million higher than 2005, and pension expense is expected to be $7 million higher in 2006. For the nine months ending September 30, 2006, $5.0 million had been contributed for the Arch U.S. pension plans and $8.2 million was contributed to the U.K. pension plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At September 30, 2006, the Company had $6.9 million in Other assets and a deferred compensation liability of $9.1 million in Other liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2005, the Company had $3.5 million in Other assets and a deferred compensation liability of $6.9 million in Other liabilities in the Condensed Consolidated Balance Sheets. In addition, at September 30, 2006 and December 31, 2005, respectively, the Company had $2.4 million, recorded as a reduction to equity for the Company’s stock held in the Rabbi Trust.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, minimum pension liability and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$7.3	$5.9	$42.5	$36.9

Foreign currency translation adjustments	7.5	7.5	22.5	(10.6)
Net unrealized gain (loss) on derivative instruments	0.8	(0.4)	0.5	0.1

Total other comprehensive income (loss)	8.3	7.1	23.0	(10.5)

Comprehensive income	$15.6	$13.0	$65.5	$26.4

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

12. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance of accumulated net unrealized loss on derivative instruments	$(0.5)	$0.3	$(0.2)	$(0.2)
Net gain (loss) on cash flow hedges	0.3	(0.1)	—	0.3
Reclassification into earnings	0.5	(0.3)	0.5	(0.2)

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$0.3	$(0.1)	$0.3	$(0.1)

The accumulated net unrealized gains (losses) on derivative instruments included in Accumulated Other Comprehensive Loss are expected to be reclassified into earnings within the next 12 months.

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

In 2006, the Company has included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amounts previously allocated that are now included in Corporate Unallocated for the three and nine months ended September 30, 2005 were $0.9 million and $2.9 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2006	2005	2006	2005

Sales:
Treatment Products:
HTH Water Products	$118.5	$95.8	$415.7	$369.8
Personal Care and Industrial Biocides	71.8	66.9	213.7	207.3
Wood Protection and Industrial Coatings	97.4	89.7	287.2	278.1

Total Treatment Products	287.7	252.4	916.6	855.2
Performance Products:
Performance Urethanes	62.3	59.0	187.6	158.8
Hydrazine	4.9	2.8	14.6	12.8

Total Performance Products	67.2	61.8	202.2	171.6

Total Sales	$354.9	$314.2	$1,118.8	$1,026.8

Segment Operating Income (Loss), including Equity Earnings of Affiliated Companies:
Treatment Products:
HTH Water Products	$5.9	$(2.0)	$52.1	$22.2
Personal Care and Industrial Biocides	10.5	11.7	33.4	35.5
Wood Protection and Industrial Coatings	1.2	6.2	3.6	14.6

Total Treatment Products	17.6	15.9	89.1	72.3
Performance Products:
Performance Urethanes	5.4	5.4	14.8	9.9
Hydrazine	(0.5)	(1.5)	(0.6)	(1.8)

Total Performance Products	4.9	3.9	14.2	8.1
Corporate Unallocated	(7.3)	(4.5)	(24.0)	(15.2)

Total Segment Operating Income, including Equity Earnings of Affiliated Companies	15.2	15.3	79.3	65.2
Equity in Earnings of Affiliated Companies	(0.1)	(1.2)	(0.6)	(1.8)

Total Operating Income	15.1	14.1	78.7	63.4
Interest expense, net	(5.0)	(4.9)	(15.8)	(15.1)

Total Income from Continuing Operations before Taxes and Equity Earnings of Affiliated Companies	$10.1	$9.2	$62.9	$48.3

Capital Spending:
Treatment Products:
HTH Water Products	$2.8	$1.0	$5.7	$2.9
Personal Care and Industrial Biocides	1.7	1.6	4.9	3.9
Wood Protection and Industrial Coatings	1.4	1.1	3.2	2.8

Total Treatment Products	5.9	3.7	13.8	9.6
Performance Products:
Performance Urethanes	0.5	0.9	1.9	1.4
Hydrazine	0.5	—	0.5	—

Total Performance Products	1.0	0.9	2.4	1.4

Total Capital Spending	$6.9	$4.6	$16.2	$11.0

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense, if any. Included in the results of Corporate Unallocated is equity income of the Planar Solutions joint venture through November 2005, the date of its sale. The Company includes the equity earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity earnings of affiliated companies as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

14. Commitments and Contingencies

The Company was a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The portion of the litigation involving claims by individuals was settled and the settlement amount was paid by the Company in 2004. In 2006, the remaining claims were settled for amounts previously reserved for in the condensed consolidated financial statements and the case was dismissed.

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

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs alleged that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. In September 2006, the Company settled the case within its insurance limits and paid $3.0 million which had been previously accrued.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. Brazilian Tax Authorities notified the Company of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.3 million accrued for the remaining open tax year as of September 30, 2006. As of September 30, 2006, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2004, the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In May 2005, the DOC issued its final determinations and found margins ranging from approximately 76% to 286% for Chinese producers and approximately 25% for Spanish producers, with a margin of approximately 76% applicable to the Company’s primary Chinese supplier. In June 2005, the ITC found that the imports caused injury to the domestic industry following which the DOC issued antidumping orders incorporating the ITC’s findings. As a result of the orders, the Company started to make cash deposits of antidumping duties at the rate of 76% of the value of the product imported. As permitted annually under the law, the producers requested a review of the orders which may result in a further adjustment of the final duties to be assessed. In July 2006, the government commenced such review.

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC sought unspecified fines, injunctive relief, and legal costs, among other things. In April 2006, the High Court of New Zealand approved the joint venture’s proposed settlement with the NZCC. The settlement calls for the payment of NZ$3.7 million ($2.2 million) and discontinues the proceedings against KANZ, KAIP and the board member. As of September 30, 2006, this penalty has been paid.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the nine months ended September 30, 2006.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Acquisitions

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its Nordesclor joint venture. The total purchase price, net of cash received, was $16.8 million, inclusive of expenses paid and a working capital adjustment, which was paid in 2006. The purchase price is further subject to a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next two years. The allocation of the purchase price to the acquired net tangible and intangible assets and assumed liabilities is based upon preliminary estimates of fair value and is subject to change.

Item  2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore equity earnings are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

In 2006, the Company has included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amounts previously allocated that are now included in Corporate Unallocated for the three and nine months ended September 30, 2005 were $0.9 million and $2.9 million, respectively.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In millions, except per share amounts)

Sales	$354.9	$314.2	$1,118.8	$1,026.8

Gross margin	$87.2	$83.1	$303.8	$283.5
Selling and administration	67.6	62.3	210.7	203.1
Research and development	4.5	5.8	14.4	16.1
Other (gains) and losses	—	0.9	—	0.9
Interest expense, net	5.0	4.9	15.8	15.1
Equity in earnings of affiliated companies	0.1	1.2	0.6	1.8
Income tax expense	2.9	3.7	20.5	15.3
Loss from discontinued operations, net of tax	—	(0.8)	(0.5)	(0.8)
Gain on sale of discontinued operations	—	—	—	2.9

Net Income	$7.3	$5.9	$42.5	$36.9

Diluted income per common share – continuing operations	$0.30	$0.28	$1.77	$1.46

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

Three Months Ended September 30, 2006 Compared to 2005

Sales increased $40.7 million, or approximately thirteen percent, due in part to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($9.4 million or approximately three percent). Excluding the impact of the acquisition, sales increased $31.3 million, or approximately ten percent, due to favorable pricing (approximately six percent), an increase in volumes (approximately three percent) and favorable foreign exchange (approximately one percent). The favorable pricing was principally driven by HTH water products. The increase in volumes was due to increased demand in the wood protection, industrial coatings and industrial biocides businesses.

Gross margin percentage was 24.6% and 26.4% for 2006 and 2005, respectively. The decrease in gross margin percentage was in the industrial biocides and wood protection businesses primarily as a result of increased raw material costs. This decrease was partially offset by an increase in the gross margin for HTH water products due to favorable pricing and product mix in North America.

Selling and administration expenses as a percentage of sales were 19.0% and 19.8% for 2006 and 2005, respectively. These expenses increased in amount by $5.3 million, principally due to higher pension expense and unfavorable foreign exchange. This was partially offset by lower incentive compensation related costs, due to the change in stock price for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Research and development expenses decreased $1.3 million primarily as a result of timing for toxicology studies in the industrial biocides business.

Other (gains) and losses in 2005 consists of an additional charge for a portion of the penalties related to the Brazilian state import tax claim for the performance urethanes and water products businesses originally recorded in 2004.

Interest expense, net was comparable to prior year.

Equity in earnings of affiliated companies decreased $1.1 million as a result of the purchase of the remaining interest in Nordesclor, whose results have been consolidated since that date (December 2005), as well as the disposition of the Planar Solutions joint venture in November 2005.

The tax rate on income from continuing operations for the three months ended September 30, 2006 and 2005 was 28.6% and 35.3%, respectively. The Company’s tax rate for the three months ended September 30, 2006 decreased primarily due to a change in the estimated tax effect of taxable foreign dividends resulting from completion of the Company’s 2005 tax return.

Income (loss) from discontinued operations, net of tax, reflects the results of operations for the CMS business. Included in the results for the three months ended September 30, 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $1.1 million ($0.6 million after-tax).

Nine Months Ended September 30, 2006 Compared to 2005

Sales increased $92.0 million, or nine percent, due in part to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($25.8 million or approximately three percent). Excluding the impact of the acquisition, sales increased $66.2 million, or six percent, due to favorable pricing (approximately five percent) and an increase in volumes (approximately one percent). The favorable pricing was primarily in the HTH water products business. In addition, performance urethanes benefited from favorable pricing that successfully mitigated higher raw material costs.

Gross margin percentage was 27.2% and 27.6% for 2006 and 2005, respectively. The decrease in gross margin was principally in the wood protection business and, to a lesser extent, in the industrial biocides business as a result of increased raw material costs. This decrease in gross margin percentage was partially offset by an increase in the HTH water products business, which is due to favorable pricing and product mix in North America.

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

Selling and administration expenses as a percentage of sales were 18.8% and 19.8% for 2006 and 2005, respectively. These expenses increased in amount by $7.6 million. Selling and administration costs related to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor, were $3.0 million. Excluding the impact of the acquisition, these expenses increased $4.6 million, primarily due to higher pension expense for the Company’s U.K. based plans and unfavorable impact of foreign exchange, partially offset by lower promotional spending and legal costs for the HTH water products business.

Research and development expenses decreased $1.7 million primarily as a result of timing for toxicology studies in the industrial biocides business.

Other (gains) and losses in 2005 consists of an additional charge for penalties related to the Brazilian state import tax claim for the performance urethanes and water products businesses originally recorded in 2004.

Interest expense, net, increased $0.7 million as a result of higher interest rates during the period ended September 30, 2006 as compared to interest rates during the period ended September 30, 2005.

Equity in earnings of affiliated companies decreased $1.2 million as a result of the purchase of the remaining interest in Nordesclor, whose results have been consolidated since that date (December 2005), as well as the disposition of the Planar Solutions joint venture in November 2005. This was partially offset by an increase in the operating results of the Company’s Koppers joint venture, which improved $1.1 million in comparison to the 2005 results which were negatively affected ($2.5 million) by legal expenses associated with an investigation by the NZCC (see Note 14 in the Notes to Condensed Consolidated Financial Statements for more information).

The tax rate on income from continuing operations for the nine months ended September 30, 2006 and 2005 was 32.3% and 30.5%, respectively.

Income (loss) from discontinued operations, net of tax, reflects the results of operations for the CMS business. Included in the results for the nine months ended September 30, 2006 and 2005, are severance and related costs associated with the termination of certain service contracts of $0.3 million ($0.2 million after-tax) and $1.1 million ($0.6 million after-tax), respectively.

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

Full Year Outlook

For full year 2006, sales are expected to increase approximately seven to nine percent over prior year and earnings per share from continuing operations are expected to range from $1.60 to $1.70. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be in the $30 million range. Pension expense is expected to increase by approximately $10 million from 2005. See “Cautionary Statement under Federal Securities Laws” below.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

The Company includes the equity earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes it to measure the performance of the segments. Other gains and (losses) that are directly related to the segments are included in segment operating results.

In 2006, the Company has included pension expense associated with pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amounts previously allocated that are now included in Corporate Unallocated for the three and nine months ended September 30, 2005 were $0.9 million and $2.9 million, respectively.

Treatment Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$118.5	95.8	$415.7	$369.8
Personal Care & Industrial Biocides	71.8	66.9	213.7	207.3
Wood Protection & Industrial Coatings	97.4	89.7	287.2	278.1

Total Treatment Products	$287.7	$252.4	$916.6	$855.2

Operating Income (Loss)
HTH Water Products	$5.9	$(2.0)	$52.1	$22.2
Personal Care & Industrial Biocides	10.5	11.7	33.4	35.5
Wood Protection & Industrial Coatings	1.2	6.2	3.6	14.6

Total Treatment Products	$17.6	$15.9	$89.1	$72.3

Three Months Ended September 30, 2006 Compared to 2005

Sales increased $35.3 million or approximately 14 percent and operating income increased $1.7 million. The increase in sales is due to an increase in volumes (approximately seven percent), favorable pricing (approximately six percent) primarily in the HTH water products business, and favorable foreign exchange (approximately one percent). The increase in volumes is primarily due to the acquisition of the remaining 50 percent share of the Company’s HTH water products joint venture, Nordesclor ($9.4 million or approximately four percent). The additional increase in volumes was due to increased demand in the wood protection, industrial coatings and industrial biocides businesses.

The increase in operating results is due to the improved operating results of the HTH water products business, partially offset by lower operating results in the wood protection business.

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

HTH Water Products

Sales increased $22.7 million, or approximately 24 percent, principally due to favorable pricing (approximately 13 percent) for both branded and non-branded pool treatment products in the North American market. The increase in volumes due to the acquisition of the remaining 50 percent share of the Company’s Nordesclor water products joint venture ($9.4 million or approximately ten percent) was partially offset by lower volumes from shedding unprofitable business in North America.

Operating income increased $7.9 million primarily as a result of the improved pricing for the North American product lines. In addition, operating income benefited from the favorable product mix and the positive contribution of the acquired business. Lower operating costs were offset in part by severance costs for the European profit improvement plan.

Personal Care and Industrial Biocides

Sales increased $4.9 million, or approximately seven percent, primarily due to higher volumes. The higher volumes are attributable to increased demand in the emulsions and in-can preservation markets relative to a soft third quarter in 2005 and continued strong demand for biocides used in antidandruff products. This increase in volumes has been partially offset by lower volumes in the metalworking fluids market due to competitive pressures in certain geographic regions.

Operating income decreased $1.2 million, primarily due to higher raw material costs which more then offset the higher sales volumes.

Wood Protection and Industrial Coatings

Sales increased $7.7 million, or approximately nine percent, due to higher volumes (approximately five percent). The higher sales volumes are due to increased demand for Tanalith® E products used in residential applications in Europe and industrial coatings, particularly in the Eastern European market. In addition, sales increased due to improved pricing (approximately two percent) and favorable foreign exchange (approximately two percent).

Operating income decreased $5.0 million over the prior year primarily in the wood protection business and, to a lesser extent, the industrial coatings business. The lower operating results were due to the higher raw material costs, primarily for copper, in the wood protection business. Lower operating results in the industrial coatings business were due to higher raw material costs, higher selling expense, as a result of increased sales volumes and legal costs, which were partially offset by the favorable sales volumes and product mix.

Nine Months Ended September 30, 2006 Compared to 2005

Sales increased $61.4 million or approximately seven percent, which is due to favorable pricing (approximately five percent) primarily in the HTH water products business. Higher volumes (approximately three percent) were partially offset by unfavorable foreign exchange (approximately one percent). The higher volumes were due to the acquisition of the remaining 50 percent share of the Company’s HTH water products joint venture, Nordesclor ($25.8 million or approximately three percent).

Operating income increased $16.8 million due to the significant improvement of the HTH water products business, partially offset by lower operating results in the wood protection business.

HTH Water Products

Sales increased $45.9 million, or approximately 12 percent, due to favorable pricing (approximately eight percent) primarily for both branded and non-branded pool treatment products in the North American market. Volumes increased, approximately four percent, due to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($25.8 million or approximately seven percent). This increase was partially offset by lower volumes in the North American market from shedding unprofitable product lines and to a lesser extent lower demand in the South African market.

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

Operating income increased by $29.9 million principally due to favorable pricing. In addition, operating results benefited from the favorable product mix in the North American market, cost containment initiatives and the positive contribution of the acquired business. HTH water products also achieved lower freight and distribution expenses in 2006 as a result of actions taken that addressed the inefficiencies in the distribution channels which negatively impacted 2005.

Personal Care and Industrial Biocides

Sales increased $6.4 million, or approximately three percent, due to an increase in volumes. The higher volumes are attributable to continued strong demand for biocides used in antidandruff products, which has been partially offset by lower volumes in the metalworking fluid market and to a lesser extent the building products market primarily due to competitive pressures. Favorable foreign exchange as well as higher pricing in the domestic building products and metalworking fluids markets to mitigate higher raw material costs were offset by competitive price pressures in the emulsions and in-can preservation markets.

Operating income decreased by $2.1 million primarily as a result of a decrease in gross margins due to higher raw material costs as operating expenses were comparable to the prior year period.

Wood Protection and Industrial Coatings

Sales increased $9.1 million, or approximately three percent, due to higher volumes (approximately two percent) and improved pricing (approximately two percent), which was partially offset by unfavorable foreign exchange (approximately one percent). The higher sales volumes are due to increased demand for Tanalith® E products used in residential applications in Europe and industrial coatings, particularly in the Eastern European market. The improved pricing is a result of price increases to partially mitigate higher raw material costs primarily for wood protection products used in the North American residential and industrial markets.

Operating income decreased $11.0 million over the prior year, principally due to higher raw material costs in the wood protection business. Lower operating results in the industrial coatings business were due to higher raw material costs, higher selling expenses, as a result of increased sales volumes and legal costs, which were partially offset by the favorable sales volume and product mix. This was partially offset by improved operating results of wood protection’s Koppers joint venture that were negatively affected in 2005 by legal expenses associated with an investigation by the NZCC for a case that had been filed against its joint venture KANZ ($2.5 million). See Note 14 in the Notes to the Condensed Consolidated Financial Statements for more information.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)		($ in millions)
Results of Operations
Sales
Performance Urethanes	$62.3	$59.0	$187.6	$158.8
Hydrazine	4.9	2.8	14.6	12.8

Total Performance Products	$67.2	$61.8	$202.2	$171.6

Operating income (loss)
Performance Urethanes	$5.4	$5.4	$14.8	$9.9
Hydrazine	(0.5)	(1.5)	(0.6)	(1.8)

Total Performance Products	$4.9	$3.9	$14.2	$8.1

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

Three Months Ended September 30, 2006 Compared to 2005

Sales increased $5.4 million, or approximately nine percent, and operating income increased $1.0 million from prior year. The increase in sales is due to improved pricing (approximately five percent) and higher volumes (approximately four percent).

Performance Urethanes

Performance urethanes sales increased approximately 6 percent over the prior year due to improved pricing. The improved pricing was principally due to successful price increases that mitigated higher raw material costs. Operating results were comparable to the prior year period as the higher sales were offset by higher raw material costs.

Hydrazine

Hydrazine sales increased $2.1 million due primarily to facility fees from the new U.S. government contract. Operating results improved $1.0 million primarily as a result of the increase in sales.

Nine Months Ended September 30, 2006 Compared to 2005

Sales increased $30.6 million, or approximately 18 percent, and operating results increased $6.1 million from the prior year. The increase in sales is due to higher volumes (approximately ten percent) and improved pricing (approximately eight percent).

Performance Urethanes

Performance urethanes sales increased approximately 18 percent over the prior year due to higher volumes (approximately ten percent) and improved pricing (approximately eight percent). The increase in volumes was principally due to stronger market demand in the polyol product lines. The improved pricing was principally due to successful price increases that mitigated higher raw material costs. Operating income improved $4.9 million as a result of higher sales volumes and improved margins from the higher pricing, which more then offset the higher raw material costs.

Hydrazine

Hydrazine sales increased $1.8 million due to facility fees from the new U.S. government contract and favorable pricing from the hydrazine hydrates product line, partially offset by lower Ultra PureTM Hydrazine volumes. Operating results improved $1.2 million principally due to improved margins from higher hydrazine hydrate pricing.

Corporate Expenses (Unallocated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(7.3)	$(4.5)	$(24.0)	$(15.2)

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

Three Months Ended September 30, 2006 Compared to 2005

The increase in unallocated corporate expenses is principally due to higher expenses associated with the Company’s U.K. pension plans.

Nine Months Ended September 30, 2006 Compared to 2005

The increase in unallocated corporate expenses is principally due to increased costs associated with the Company’s U.K. pension plans. In addition, but to a lesser extent, corporate expenses also increased from higher compensation related costs as well as increased costs associated with the Company’s accounts receivable securitization program.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Nine Months Ended September 30,
	2006	2005
	($ in millions)
Cash Flow Data
Provided By (Used In)
Accounts receivable securitization program	$—	$10.0
Change in working capital	(43.9)	(61.1)
Change in noncurrent liabilities	7.8	(31.6)
Net operating activities from continuing operations	54.7	(3.2)
Capital expenditures	(16.2)	(11.0)
Business acquired in purchase transaction	(2.9)	(3.1)
Cash proceeds from the sale of excess land	1.2	—
Cash proceeds (payments) from the sale of a business	(0.5)	(3.8)
Net investing activities	(21.7)	(18.2)
Debt (repayments) borrowing, net	(7.5)	11.7
Net financing activities	(11.0)	(1.4)

Nine Months Ended September 30, 2006 Compared to 2005

For the nine months ended September 30, 2006, $54.7 million was provided by operating activities from continuing operations compared to $3.2 million used in operating activities from continuing operations for the nine months ended September 30, 2005. This was primarily attributable to lower contributions to the Company’s pension plan, primarily as a result of a $36.2 million voluntary pension contribution made during 2005. Excluding the pension contributions, cash provided by operating activities increased $27.0 million from 2005 due to higher net income and less of a use of working capital.

Capital expenditures for the nine months of 2006 were $5.2 million higher than 2005 due to higher capital expenditures across all businesses. Capital expenditures for 2006 are expected to be in the $30 million range.

The cash paid in 2006 for businesses acquired are contingent payments related to the Avecia acquisition of the pool & spa and protection & hygiene business based upon the unfunded pension liability position of the U.K. pension plan ($0.5 million) and a payment based upon earnings attributable to North American sales of certain acquired products ($1.6 million). In addition, the Company made working capital payments related to the Nordesclor acquisition. For additional information concerning the acquisitions, see the Company’s Form 10-K for the year ended December 31, 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

Cash proceeds from the sale of excess land represent the repayment of a portion of the outstanding note (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Cash payments from the sale of a business in 2006 and 2005 relate to certain expenses from the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004. The 2005 expenses included the reimbursement of a working capital adjustment of $1.1 million as well as other disposition costs.

Cash used in financing activities for the first nine months of 2006 was $11.0 million. Dividends paid to shareholders of $14.4 million as well as net repayments of debt during the period were partially offset by proceeds from stock options exercised.

Cash used in financing activities for the first nine months of 2005 was $1.4 million which was primarily the result of the dividends paid to shareholders of $14.2 million, which was mostly offset by increased borrowings.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The credit facility replaced the Company’s previous credit facility that expired on June 20, 2006. The Company’s new credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $68.0 million at September 30, 2006. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At September 30, 2006, the Company had $347.2 million of available borrowings under the credit facility.

The Company’s senior notes contain a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and a debt to total capitalization ratio covenant not to exceed 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $42.0 million at September 30, 2006.

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.2 million at September 30, 2006 and are included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At September 30, 2006 and December 31, 2005, Arch Chemicals Receivables Corp. had not sold any participation interests in such accounts receivable (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At September 30, 2006, the Company had $44.7 million of outstanding letters of credit.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

There are no minimum funding requirements anticipated for the Company’s U.S. pension plans for 2006. The Company made a voluntary contribution to its U.S. pension plan of $5.0 million in 2006. The minimum funding requirements for its U.K. pension plans are currently expected to be approximately $15 million in 2006.

On October 26, 2006, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on December 11, 2006, to shareholders of record at the close of business on November 10, 2006.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective for the Company’s 2006 fiscal year, the Company will be required to initially recognize the funded status for all pension and postretirement plans at December 31, 2006. As further described in Note 10 of Notes to Condensed Consolidated Financial Statements, the Company has pension and postretirement benefit plans that will be subject to the provisions of SFAS 158. At this time, the Company has not finalized the calculations for the funded status of these plans at December 31, 2006; however, the Company does not anticipate that any adjustment to the Consolidated Balance Sheet would significantly impact the Company’s financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company must adopt SAB 108 in the fourth quarter of 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108.

Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; recession or lack of moderate growth in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or unfavorable tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; changes in assumptions regarding pension expense and funding; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; change in the Company’s stock price; and gains or losses on derivative instruments.

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

Foreign Currency Risk

At September 30, 2006, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $7.2 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.2 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At September 30, 2006, the Company has purchase commitments but has no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene and copper would decrease the Company’s results of operations and cash flows by approximately $3 million. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, resins and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

See the Company’s Form 10-K for the year ended December 31, 2005 for additional information on the above items.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, an employee delivered to the Company 649 shares of the Company’s Common Stock as payment for the exercise price of an outstanding employee stock option under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	649	$34.24	0	N/A

August 1, 2006 through August 31, 2006	0	N/A	0	N/A

September 1, 2006 through September 30, 2006	0	N/A	0	N/A

Total	649	$34.24	0	N/A

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

October 31, 2006	By:	/s/ Louis S. Massimo
Louis S. Massimo Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350.