Form 10-K
period 2006-12-31
ARCH CHEMICALS INC
filed 2007-02-27
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐.

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑.

As of June 30, 2006, the aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant was approximately $867,555,404.

As of January 31, 2007, 24,236,811 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Arch’s 2007 Annual Meeting of Shareholders	Part III

FORM 10-K

PART I

Item 1.	Business

General

Arch Chemicals, Inc. (“Arch”, the “Company” or “We”) is a global biocides company providing innovative, chemistry-based solutions to control the growth of harmful microbes. We are focused on delivering global growth driven by innovation. Our concentration is in water, hair and skin care products, pressure-treated wood, paints and building products, and health and hygiene applications. The principal business segments in which the Company competes are Treatment Products and Performance Products. The Company’s ability and willingness to provide superior levels of technical service, chemical formulation skills, regulatory expertise and customer support, the manufacturing flexibility of many of its facilities, and the cultivation of close customer relationships are the core skills on which the Company relies to serve its global markets and customers.

The Company was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly owned subsidiary of Olin Corporation (“Olin”) for the purpose of effecting a tax-free distribution of Olin’s Specialty Chemical Businesses (“Distribution”) to the shareholders of Olin. The Distribution occurred on February 8, 1999 (“Distribution Date”) upon which the Company became a separate, independent, publicly-held company.

The term “Company”, “We” or “Our” as used in Parts I and II of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise. The Company’s products and services described in this Report may be sold, distributed, manufactured or provided by Arch Chemicals, Inc. or by one or more of its subsidiaries, affiliates, or joint ventures.

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

Products and Services

The Company’s products and services fall within two business segments: Treatment Products and Performance Products. For financial information about each of the Company’s segments, and foreign and domestic and export sales and long-lived assets, see Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report. The principal products of each business are described below. For customer concentrations, see “Business and Credit Concentrations” contained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Treatment Products

Within its Treatment Products segment, the Company manufactures and sells water treatment chemicals, biocides and personal care specialty ingredients, and wood treatment and industrial coatings chemicals and related services.

HTH Water Products. The Company sells chemicals and equipment on a worldwide basis for the sanitization and treatment of residential and commercial pool and spa water, drinking water and water used in industrial applications. The Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. The Company’s pool chemical products are sold primarily under the widely-recognized HTH® brand name, the POOLIFE® brand name and the Baquacil® and Baqua Spa® brand names. The Company also sells commercial pool products under the Pulsar® brand name. The Company’s water chemical products are also distributed as private label brands. In addition to PHMB-, calcium hypochlorite- and chlorinated isocyanurate-based water sanitizing chemicals, the Company sells ancillary chemicals and accessories for the maintenance of residential and commercial pools, such as algaecides, clarifiers and test strips. The Company is a leading worldwide producer and seller of calcium hypochlorite with various concentrations of available chlorine. The Company has a competitive advantage through ownership of several patents covering the manufacture and use of pool chemicals and equipment, as well as through the ownership of strong brand names. The Company is a major manufacturer and seller of PHMB-based pool and spa treatment chemicals in the U.S. that are sold primarily to U.S. pool and spa owners through an extensive network of authorized, independent retailers, rather than through mass market retailers.

The Company’s water products are also sold in the municipal water market for the purification of potable water. The Company sells calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. The Company is working to expand its presence in the municipal and industrial water market both domestically and internationally.

In 2006, approximately 60% of the Company’s water products sales were within North America, and the remaining 40% were throughout the rest of the world. In North America, the Company sells water chemical products to retail merchants and to pool dealers. The Company’s Brazilian subsidiary, Arch Quimica Brasil Ltda., manufactures and distributes calcium hypochlorite and other water chemical products in Brazil and other South American countries.

In Europe, the Company manufactures and sells chemicals, equipment and accessories for pools and spas mainly through its wholly owned subsidiary, Arch Water Products France, S.A.S., located in France. In South Africa, the Company manufactures and sells chemicals and equipment and accessories for pools and spas mainly through its wholly owned subsidiary, Arch Water Products South Africa (Proprietary) Limited.

Personal Care and Industrial Biocides. The Company is a leading global supplier of biocides for preservation of industrial and consumer products. It manufactures biocides that control dandruff on the scalp and, in various other applications, the growth of micro-organisms, particularly fungi and algae. The Company also develops, manufactures and markets biocides for anti-bacterial applications. Most of our biocide products are marketed under well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. A large portion of the biocide chemicals produced by the Company are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing active concentrations, forms and salts, and the Company believes it is a worldwide leader in these biocide products. Other biocide chemicals are based on iodopropargyl-n-butylcarbamate (“IPBC”), a broad-spectrum fungicide, and serve the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. The Company’s offerings also include two well-established molecules — 1,2 benzisothiazolin (“BIT”) and PHMB. The Company is the leading supplier of BIT and PHMB into the global biocides market and now supplies biocides used in health and hygiene applications. Biocides make up a small portion of the content of the customer’s end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation’s other components. Meeting the biocide customer’s needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. The Company’s ability to meet these needs makes it a preferred supplier in the biocides market. We are also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency (“U.S. EPA”) registrations for coatings and antifouling paints and one of two with a U.S. EPA registration for metalworking fluids. In 2005, the Company obtained a U.S. EPA registration for its Purista® brand biocide, which is based on PHMB, for use in textiles. The Company also participates in the personal care market with actives and functional ingredient products sold primarily to manufacturers in the global cosmetic, toiletries and personal care industries. We provide these customers with biotechnological active ingredients, delivery systems, proteins, botanicals and functional ingredients, primarily for use in skin and hair care formulations.

Wood Protection and Industrial Coatings.  The Company is a leading producer of wood treatment chemical solutions that enhance the properties of wood. The products sold by the Company are critical to the performance and value of end-use products. Our wood preservatives and fire retardants are sold under the brand names Wolman®, Dricon®, Tanalith™, Vacsol™, and Resistol™ in markets around the world. These products protect wood against rot, fungal decay, or termites and other insects or retard the combustibility of wood. Our principal customers are sawmills and treaters of softwoods that require chemical treatment, thus giving softwoods the performance of naturally durable wood species in service. In the U.S. and Canada, the majority of our customers are licensed wood treaters that operate under guidelines and standards established by the Company. The program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. The Company’s customers sell their treated wood products into the construction, utility, residential and agricultural markets. In 2005, the Good Housekeeping Institute announced that Genuine Wolmanized® Outdoor® Wood, a product which is dependent on the Company’s patented copper-azole (Wolman® E) chemistry, earned the Good Housekeeping Seal. This wood is used in decks, gazebos, walkways, landscaping and other exposed projects. In 2006, wood treated with our Dricon® fire retardant also earned the Good Housekeeping Seal. As a result of voluntary regulatory changes, the Company has transitioned from its chromated copper arsenate (“CCA”) wood preservative to a new generation of wood preservatives for use in non-industrial applications. Growing consumer preferences and the availability of alternative products have moved the industry to CCA-substitute products. The Company responded to such transition by offering its Wolman® E and Tanalith® E patented products to treaters servicing this major segment of the industry. The Company continues to supply CCA for industrial purposes such as the treatment of wood used in marine pilings, utility poles and highway materials.

The Company owns 49% of a joint venture with Koppers Inc., based in Pittsburgh, Pennsylvania, for the manufacture and distribution of wood treatment chemicals to the Australian and Asia-Pacific markets.

The Company also manufactures and sells a wide range of industrial coatings for a variety of applications for wood and other materials in markets primarily located in Europe. These finishes are primarily industrial- or consumer-applied products for the surface decoration and protection of wood, including stains, polyester- and polyurethane-based coatings, and water-based coatings and UV systems that incorporate new technology. These coatings products are sold primarily under the brand names Sayerlack® and LineaBlu™. The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. The Company believes it is a market leader in France, and has a strong presence in several other areas of Europe, including the strategic Italian market and the United Kingdom. The Company also has operations in Spain and sales and technical support facilities in the U.S., China and Singapore that support sales efforts in North America and Asia. Major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key to the growth of this business. As a result, the Company has many long-standing customers and its customer base includes many of the leading furniture and joinery manufacturers in Europe.

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

The Company’s performance urethane products business includes flexible polyols, specialty polyols, and glycols and glycol ethers. Specialty polyols, which are used as ingredients for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at the Company’s Brandenburg, Kentucky site, as well as by its Venezuelan subsidiary. The Brandenburg facility also manufactures glycols and glycol ethers for use as ingredients in cleaners, personal care products and antifreeze, and provides custom manufacturing of specialty chemicals for a small group of companies. Flexible polyols, which are used in the furniture, bedding, carpet and packaging industries, are manufactured by the Company’s wholly owned Venezuelan subsidiary, Arch Quimica Andina, C.A., for South American markets.

Hydrazine. The Company supplies hydrazine hydrates and hydrazine derivatives. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. The hydrazine hydrates are supplied in various concentrations and in packaging containers that include bulk, tote bins and drums. Since early 2004, our hydrazine hydrates plant has been idled and the Company purchases hydrazine hydrates from a third party supplier for resale to its customers and as an ingredient for our formulated hydrazine products.

The Company supplies propellant grade hydrazine and hydrazine derivatives for use as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. These propellant grade hydrazine products include Ultra Pure™ hydrazine (“UPH”), anhydrous hydrazine (“AH”), unsymmetrical dimethyl hydrazine (“UDMH”), monomethyl hydrazine (“MMH”) and hydrazine fuel blends. In March 2005, the U.S. Government awarded the Company a long-term contract for the production, storage, distribution and handling of its hydrazine-based propellants. This contract replaced an earlier contract which expired in April 2004. Full scale production under this new contract is scheduled to begin in 2010. In addition to space-related applications in satellites and launch vehicles, auxiliary power from hydrazine-driven units is used on the NASA Space Shuttle for maneuvering its rocket engine nozzles and for operating valves, brakes and landing gear. Emergency power from hydrazine is also provided to jet aircraft such as the F-16 to operate electrical and hydraulic units in the event of an engine flameout. The Company also supplies special packaging containers including cylinders to improve the safe handling and storage of hydrazine propellants.

Customers

The Company’s customer base is diverse and includes pool and spa retailers, world-renowned consumer product companies, major big box retailers, furniture manufacturers, national and regional chemical and equipment distributors, wood treaters, sawmills, other chemical manufacturers and the U.S. Government. No single customer has accounted for more than 10% of the Company’s total annual sales in 2006, 2005 or 2004. A significant portion of sales of the Treatment Products segment (approximately 18% in 2006 and 17% in 2005 and 2004) is dependent upon two customers, one customer accounting for a significant portion of the sales of the HTH water products business and the other customer accounting for a significant portion of the sales of the personal care and industrial biocides businesses. For additional information about customers, see the information under the caption “Business and Credit Concentrations” in Item 7 of this Report.

Raw Materials and Energy

The Company utilizes a variety of raw materials in the manufacture of products for its businesses. Outlined below are the principal raw materials for its businesses. The majority of the Company’s raw material requirements are purchased and many are provided pursuant to written agreements. Overall, principal raw materials have historically been generally readily available to the Company as a whole.

Treatment Products.  The principal raw materials for HTH water products include chlorine, caustic soda, lime and chlorinated isocyanurates. For other pool chemicals, the primary raw material is cyanamide liquor.

The principal raw materials for industrial biocide treatment chemicals and personal care specialty ingredient chemicals are pyridine, zinc sulfate, iodine, phthalic anhydride, thionyl chloride, chlorine, cyanamide liquor, and propargyl butyl carbamate.

The principal raw materials for wood protection products include scrap copper, chromic acid, monoethanolamine, tebuconazole, copper carbonate, arsenic trioxide, cupric oxide and proprietary organic biocides. The raw materials for the industrial coatings line include a wide variety of polyester and polyurethane resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, titanium dioxide, isocyanate, various pigments and colors and stains.

Performance Products. The principal raw materials for the urethanes products are primarily propylene, propylene oxide and ethylene oxide. Chlorine, caustic soda and ammonia are the key raw materials for the hydrazine business. For this segment, propylene is the most significant raw material that is subject to significant price volatility.

Electricity for the Company’s manufacturing facilities is mostly supplied to the Company by public or government utilities while other third parties supply it at shared sites. Natural gas used for steam production is an important energy source for many of the Company’s U.S. manufacturing sites, particularly its Brandenburg, Kentucky facility, and is purchased from multiple suppliers.

Research and Development and Patents

The Company’s research activities are conducted at several sites including Cheshire, Connecticut; New Castle, Delaware; South Plainfield, New Jersey; Conley, Georgia; Blackley, England; and Pianoro, Italy. Company-sponsored research expenditures were $18.2 million in 2006, $21.2 million in 2005 and $15.4 million in 2004.

In general, intellectual property is important to the Company, but no one technology, patent or license or group thereof related to a specific process or product is of material importance to the Company as a whole.

The Company believes that its broad patent portfolio in the Treatment Products segment provides a sustainable competitive advantage for the treatment chemical businesses.

The Company has a significant patent portfolio related to HTH water products that includes 41 U.S. patents and numerous foreign counterpart patents. Three of these U.S. patents are for technology relating to the manufacture of J3™ calcium hypochlorite, which enables the Company to produce calcium hypochlorite with superior dissolving characteristics, and are materially important to the HTH water products business. Two of these three patents expire in 2009 and the other expires in 2010. Most of the remaining patents continue at least until 2012. Another significant patent, which expires in 2015, is for the multifunctional formulated trichloro-isocyanuric (“trichlor”) tablets. These multifunctional tablets offer enhanced benefits to the Company’s water treatment customers as distinguished from basic pure trichlor tablets. The Company has five other material U.S. composition patents for formulated pool chemical products that provide the Company with advantages in product shipping and storage. Of these five composition patents, one expires in 2008, one in 2009, one in 2022 and two in 2023. The other patents cover manufacturing processes, other multifunctional formulated products, and chemical feeder systems for residential/commercial pool and municipal water treatment applications. The Company has been awarded a patent covering a dissolving chamber design for chlorinator systems. This patent expires in 2021.

The Company has an expansive biocides patent portfolio that includes 61 U.S. patents, including process, composition and application patents and numerous foreign counterpart patents. The Company’s biocides business holds several U.S. patents relating to antifouling additives for paints. These patents expire in 2010 and 2012. A substantial majority of the Company’s other biocides patents do not expire until after 2012. Patents for the Company’s key targeted growth areas in its marine antifouling paint and building product biocides businesses include those relating to a small particle copper pyrithione process for stable biocide dispersions, gel-free paint containing zinc pyrithione, and “in-can” and “dry film” antimicrobial coating compositions. Biocide patents supporting the Company’s personal care ingredients business include those relating to non-spherical and non-platelet crystalline forms of zinc pyrithione and a method for producing distinct particles of pyrithione salts.

With respect to its wood protection business, the Company owns two significant U.S. composition of matter patents. These patents include one for an additive to CCA that improves the climbability of utility poles. This patent expires in 2008. The other is a patent on the Company’s new preservative formulation (WOLMAN® E and Tanalith™ E) which expires in 2014. The Company’s patent portfolio also includes patents, both granted and pending, covering fire retardant and other wood preservation technologies.

Seasonality

The Company as a whole usually experiences its highest sales and profits in the second quarter primarily due to sales of its water treatment products in that quarter. The purchase of water treatment products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. The HTH water products business principally distributes directly to retail merchants. Sales of these products are strongest in the second and third quarters with the second quarter having the highest sales of these products. Our working capital needs peak during the second quarter. In addition, the weather can have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales.

Backlog

The amount of backlog orders is immaterial to the Company as a whole and to any particular segment.

U.S. Government Contracts and Other Regulatory Matters

In 2005, the Company obtained a 20-year contract, valued at $149 million, with the Defense Energy Support Center (“DESC”) for the production, storage and distribution and handling services of its hydrazine-based propellants products. The Company began receiving monthly maintenance fee payments in the first quarter of 2006 under this new, long-term contract. Full-scale production is scheduled to begin in 2010. The terms of the contract call for an initial 10-year supply contract beginning in 2005, followed by two five-year renewal terms at the option of the government. Arch will utilize its existing hydrazine production facility in Lake Charles, Louisiana, to provide products and services under this contract. The contract provides that the U.S. Government may terminate the contract for convenience with a termination fee to be negotiated by the parties at time of termination. In February 2004, the Company was awarded a twenty-five month contract valued at $11.9 million, with the DESC for Ultra Pure™ hydrazine. The contract began January 1, 2005 and expired in January 2007. The Company expects to record an estimated pre-tax gain of approximately $11 million, or approximately $0.30 per share, during the first half of 2007 for the final payment related to the completion of the Company’s storage contract with the U.S. Government for its McIntosh, Alabama site.

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

In addition to governmental regulations affecting government contractors, the Company, as a chemical manufacturer, is subject to numerous other regulations regarding the sale of its products. Several of the Company’s products are registered with the U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and as such are subject to various regulations regarding use and disclosure requirements. FIFRA covers the sale, distribution and use of the Company’s biocides. This law requires that all biocides be registered by the U.S. EPA prior to sale or distribution, and that the safety of the Company’s biocides be supported by U.S. EPA required data. Additionally, FIFRA provides for the periodic re-registration of biocides, which insures that all data supporting registrations meet current guidelines. In addition to the U.S. EPA, each of the various states requires that biocides be registered by the relevant state regulatory agency prior to sale and distribution in that state. In addition, in Europe, the Company’s biocide products are subject to the European Biocidal Products Directive, which requires the re-registration of all biocide products, and the Registration, Evaluation and Authorization of Chemical Substances regulation, which requires all chemical products to be re-registered in the EU. See Risk Factors in Item 1A of this Report for additional information.

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

Export Sales

The Company’s export sales from the U.S. to unaffiliated customers were $119.9 million in 2006, $98.9 million in 2005 and $76.2 million in 2004. For financial information about geographic areas, see Note 18 of Notes to the Consolidated Financial Statements contained in Item 8 of this Report.

Employees

As of December 31, 2006, the Company had approximately 2,640 full-time employees, approximately 1,450 of whom were working in foreign countries. In addition, the Company also employed at such date approximately 360 seasonal or temporary employees, primarily in the HTH water products business. Approximately 180 of the hourly paid U.S. employees of the Company located at its Brandenburg, Kentucky; Conley, Georgia; and Lake Charles, Louisiana facilities are represented for purposes of collective bargaining by several different labor organizations, and the Company is party to eight labor contracts relating to such employees. These labor contracts extend for three-, four- and five-year terms and expire in the years 2007, 2010 and 2011. Certain European employees are also represented by unions in various countries. As of December 31, 2006, in the U.K. and Ireland, approximately 65 employees were covered under different labor organizations with employment terms that are renewed annually and in Italy, approximately 290 employees are covered under collective bargaining arrangements with employment terms that expire in 2008. Generally speaking, in other European countries applicable labor agreements are statutory. In South Africa, approximately 60 employees belong to unions with labor terms negotiated annually. In Venezuela and Brazil, the Company has a total of approximately 300 employees subject to collective bargaining agreements, which are negotiated annually in Brazil and every two or three years in Venezuela. The Venezuelan contract was extended through April 2007. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.

Responsible Care® Commitment

First adopted as a condition of membership by the American Chemistry Council (“ACC”) in 1988, the Responsible Care® initiative was developed to encourage member companies to continuously improve their performance in the realms of health, safety and the environment.

The ACC’s Responsible Care® initiative encompasses seven critical performance areas: employee health and safety, pollution prevention, manufacturing process safety, security, distribution safety, product stewardship and community awareness and emergency response. Ultimately, this initiative is aimed at making health, safety, security and environmental protection an integral part of a product’s life cycle—from manufacture, marketing and distribution to use, recycling and disposal.

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

The Company’s manufacturing plant in Rochester, New York, which makes industrial biocides, ingredients for cosmetic and personal care products and an advanced wood preservative, was the first plant in the U.S. to be certified under the new Responsible Care® RC 14001 standard, which broadly covers performance in all seven performance areas under Responsible Care®. The plant received this certification after a rigorous series of audits by ABS Quality Evaluations, an independent registrar based in Houston, Texas. Using standards developed by the Registrars Accreditation Board, auditors from ABS examined the Rochester plant’s management systems and related quality controls related to Responsible Care®. In addition, Arch was the first ACC member whose corporate headquarters earned certification under the new Responsible Care® Management System (“RCMS”) requirements. In 2005, RCMS certification was granted to the Company’s site in Smyrna, Georgia, which serves as headquarters for Arch Wood Protection, HTH water products and industrial biocides businesses. In addition, the Company’s water chemicals plant in Charleston, Tennessee, and wood protection plants in Conley, Georgia; Valparaiso, Indiana; and Kalama, Washington, all received RCMS certification. In 2006, the Company’s research and development locations in Cheshire, Connecticut and New Castle, Delaware were recommended by ABS Quality Evaluations for RCMS certification.

As its very name implies, the Company’s “Goal is Zero” initiative is indeed aimed at achieving zero employee and contractor injuries, zero manufacturing process incidents, zero distribution incidents and zero environmental incidents. The Company’s facilities ranging from Santa Rita, Venezuela to Valparaiso, Indiana have at times achieved the ultimate goal in all of these categories. The following summarizes the Company’s performance in each of the Goal is Zero targeted areas:

Goal One: Zero Recordable Injuries. While some of the Company’s facilities have achieved this goal, overall, the Company’s rate of employee recordable injuries (the number of work-related injuries per 200,000 hours worked) has declined from 3.16 in 1999 to 1.05 in 2006. By contrast, the average recordable injury rate for all U.S. manufacturers was 6.2 in 2005, the last year available. The Company also made excellent progress in reducing contractor recordables, which was at a rate of 6.30 in 1999 and was 0.22 in 2006.

Goal Two: Zero Manufacturing Process Safety Incidents. These incidents are defined to include fires, explosions and chemical releases that result in a reportable quantity release, a lost-time injury, off-site consequences or greater than $25,000 of damages. The Company achieved our goal of zero for this metric with no process safety incidents in 2005, but incurred two minor reportable releases in 2006. Neither of these releases had any off-site consequences or resulted in injuries.

Goal Three: Zero Environmental Incidents. This goal refers to incidents such as chemical spills or emissions that are reportable because they exceed strict limits established in state, federal or foreign laws and regulations. The Company’s performance has significantly improved, moving from 18 environmental incidents in 1999 to four in 2006.

Goal Four: Zero Distribution Incidents. Under this goal, the Company strives to achieve zero incidents such as spills during the transportation of its products. Performance is measured in terms of distribution incidents per 1,000 shipments, and this rate has declined from 1.84 in 1999 to 0.45 in 2006.

The Company is pleased with the progress and results derived from its Responsible Care® Program. It remains committed, however, to achieving further improvements and realizing its ultimate goal—the “Goal is Zero” for each of the above categories.

Environmental Matters

The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous waste and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected and will continue to affect substantially all of the Company’s U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs.

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

As part of the Hickson organics business disposition in August 2003, the Company will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the consolidated financial statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million. However, in September 2005, the purchaser went into liquidation and is highly unlikely to be able to honor its environmental indemnification commitments to the Company. The Company does not believe there has been a change in its environmental exposure at the site.

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

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $1.2 million, $0.5 million and $2.4 million were recorded in 2006, 2005 and 2004, respectively and may be material in future years.

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

Cash outlays for environmental related activities for 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.5	$0.5	$1.3
Plant Operations	5.6	6.9	6.4
Remedial Activities	1.9	3.0	2.7

Total Environmental Cash Outlays	$8.0	$10.4	$10.4

The Company’s consolidated balance sheets include liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.1 million at December 31, 2006, of which $1.0 million is classified as current liabilities, and $6.3 million at December 31, 2005, of which $3.5 million is classified as current liabilities. The Company’s estimated environmental liability relates to seven sites, six of which are in the United States and none of which is on the U.S. National Priority List. These amounts do not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $6 million to $10 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company and may have a materially adverse impact on the Company’s business. At December 31, 2006, the Company had estimated additional contingent environmental liabilities of approximately $8.0 million.

Item 1A.	Risk Factors

Investing in our securities involves risks. Investors should carefully evaluate these risks including the factors discussed below when evaluating investments in our securities.

Our Treatment Products segment is seasonal in nature.

Our HTH water products business is subject to seasonal fluctuations in demand. We typically experience reduced sales in the first and fourth quarters of each year, as the residential pool market is concentrated in the U.S. between Memorial Day and the Fourth of July. Our working capital needs peak during the second quarter. Unseasonable wet or cool weather can also have a negative impact on the sale of our water and wood treatment products.

An increase in the cost of our purchased raw materials and energy would lead to higher cost of goods sold, thereby reducing our operating margins.

We purchase large amounts of raw materials, including propylene oxide, chlorinated isocyanurates, monoethanolamine, scrap copper, chromic acid, pyridine, zinc sulfate, iodine, dipropylene glycol, phthalic anhydride, sodium hypochlorite, chlorine and caustic soda and energy for our businesses. Many of our raw material requirements are purchased and provided pursuant to written agreements, some of which provide for fixed or formula-based pricing and others of which provide for market or spot pricing. The price and availability of commodity chemicals is generally determined by global supply and demand. Fluctuations in supply and demand and increases in anti-dumping duty rates could have a material adverse effect on our cost of goods sold and, as a result, our margins. We expect higher prices for raw materials in 2007, in particular for copper, chromic acid and caustic soda. Price increases of raw materials may increase our working capital needs, which could reduce our liquidity and cash flows. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and currently exceed historical averages. Higher diesel fuel prices may impact our product shipping costs.

In addition, we purchase energy and, in some cases, raw materials and site services, from third parties at our manufacturing plants which are located on sites that we share with such third parties. For example, we share our Charleston, Tennessee site with Olin. If these other companies shut down their operations at these shared sites, it may significantly increase our costs to operate at these sites and make it difficult for us to obtain the necessary energy or raw materials and, in the worst case, cause us to have to suspend or abandon production at these facilities. Under agreements with these third parties, we may have to pay some of the site’s shut down costs which might be significant.

We may purchase forward contracts to hedge certain of our raw material costs or utilize purchasing strategies to mitigate the adverse effect of material price increases. However, there is no assurance that these strategies will be effective.

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

The industry segments in which we operate are highly competitive, and we face intense competition from numerous manufacturers for each of our product lines. This competition results from many developments including new competitors in lower-cost production countries like China and India and technological advances creating new competing products or improving existing competing products. We compete on the basis of a number of factors, including price, product quality and properties, regulatory and toxicological expertise, customer relationships and services.

In addition, we face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the chemicals industry. Several of our competitors are larger or have greater financial resources than we do. We may not be able to effectively address the competitive factors in our industry in the future and, as a result, our financial condition and results of operations may be adversely affected.

Our base of customers for our Treatment Products segment is concentrated, and the loss of business from a major customer could have a material adverse effect on us.

Although no one customer accounted for over 10% of our 2006 or 2005 sales, approximately 18% and 17% of our Treatment Products segment sales in 2006 and 2005, respectively, were attributable in the aggregate to two customers, with one customer accounting for a significant portion of our HTH water products business sales and the other customer accounting for a significant portion of the sales of our personal care and industrial biocides business. We cannot assure investors that these or any other significant customer will not terminate their relationships with us or significantly change, reduce or delay the amount of products ordered. The loss of any such significant customer would have a material adverse effect on the net sales and operating results of the Treatment Products segment, which, in turn, could adversely impact our business, financial condition, results of operations and cash flows. In addition, this customer concentration gives such customers additional leverage in negotiating terms which may negatively impact our margins.

We may need to build manufacturing facilities in lower-cost or developing countries to remain competitive in our industry. Also, our customers or markets may migrate to lower-cost countries where we do not have a presence.

In recent years, there has been a shift of production capacity in the chemicals industry to developing countries with lower costs of production, such as China. We may be required to invest in such countries in order to offer competitive product prices to our customers. In addition, a significant customer may require that we build a manufacturing facility in a lower-cost or developing country in order to retain their business. In fact, we expect to build a plant in China to meet the needs of a significant customer. Further, additional manufacturing capacity may make some of our existing manufacturing sites redundant or create excess capacity causing us to have to reduce production at or shutdown such other manufacturing sites which might increase our costs significantly and might trigger shutdown costs and charges including severance payments and writeoffs. If we are required to build additional manufacturing facilities overseas, our capital expenditures would increase to reflect not only the cost of the construction of the facilities, but also the long-term maintenance of the facilities. These capital expenditures may increase our costs which may negatively impact our margins. Finally, the relocation of some production facilities to lower-cost countries by an industry may result in lower pricing worldwide for the product which may also negatively impact our margins worldwide for that product.

In connection with the shift to countries with low-cost production, our customers or the markets for our products may shift to these countries where we may not have a presence. For example, our coatings business has been negatively impacted by the decline of the local furniture maker market in several major European economies as a result of such a shift.

We are subject to risks related to our international operations, including exchange rate fluctuations, which could adversely affect our business, financial condition, results of operations and cash flows.

We have significant operations in Brazil, England, Italy and South Africa and other foreign countries, and we sell to customers in a number of other countries, including Venezuela, Canada, France and Japan. Approximately 50% of our 2006 sales were outside the United States. International sales and operations are subject to significant risks, including, among others:

•	political and economic instability, such as in Venezuela;

•	restrictive trade policies;

•	economic conditions in local markets;

•	difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in managing international manufacturing operations;

•

local legal and regulatory requirements, including those relating to the European Biocidal Products Directive, which requires biocide manufacturers, including the Company, to re-register their biocidal products for sale in the European Union (“EU”) and the EU’s Registration, Evaluation and Authorization of Chemical Substances regulation;

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

The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally the British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. We cannot assure investors that our efforts to mitigate any of the foregoing factors will be successful in the future. If we are unable to mitigate such factors, our business and results of operations could be materially and adversely affected.

If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

We cannot assure investors that our operations will continue to be in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure investors that these laws will not be modified.

Our manufacturing facilities process chemicals and, as a result, subject us to operating risks that could adversely affect our results of operations.

We have approximately 24 manufacturing facilities. Our operations are subject to various risks associated with manufacturing, transportation, storage and handling of chemicals, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage tank leaks, unscheduled downtime, explosions, severe weather and natural disasters, terrorist attacks, natural resource damage and other environmental risks. Our suppliers of chemical raw materials are subject to similar risks which may impact our supplies. These risks can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental and natural resource damage, and may result in an unanticipated interruption or suspension of operations and the imposition of civil claims and criminal penalties. For example, an unplanned outage at our HTH water products manufacturing facility during peak seasonal demands could result in product availability shortfalls or increased costs resulting from the need to source product from alternative manufacturing sources or competitors. The loss or shutdown over an extended period of operations at any of our major manufacturing facilities or any losses related to any such claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if we cannot maintain or upgrade equipment as we require or ensure regulatory compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture products that compete effectively in our industry. While we have insurance to mitigate some of these risks, such insurance includes deductibles and policy limits that may not be sufficient to cover our total exposure. In addition, there is usually a lag between payments by the Company of the insured liability and reimbursement by the insurance carrier, which lag may negatively impact our cash flow.

We are subject to environmental and regulatory risks.

Environmental and regulatory laws have affected, and will continue to affect, substantially all of the Company’s operations. We are subject to strict requirements regarding air emissions, wastewater discharges and the handling and disposal of hazardous and toxic substances. Environmental laws will likely become more stringent over time, thereby requiring new capital expenditures and increases in operating costs. In addition, we are responsible or potentially responsible for clean-up costs at several of our current operating sites. Although Olin has agreed to be responsible for certain past environmental legacies, there is no assurance that Olin will be able to honor its contractual commitments to us. Business acquisitions by us have also caused it to inherit potential environmental liabilities. We believe that we have adequate reserves to cover the cost of our investigation and remediation obligations at each of these sites. However, unanticipated environmental conditions or the discovery of new sites or conditions requiring remediation may have a material adverse effect on our operating results and financial condition.

In addition, many of our products are required to be registered with the U.S. EPA and with comparable state and foreign governmental agencies and such registration is subject to periodic review and is subject to producing certain data regarding human and environmental safety. Our key biocides are currently going through the U.S. EPA’s Registration Eligibility Decision process as required by FIFRA and will be subject to such data production. EU authorities recently issued the EU Biocidal Products Directive which requires all biocidal products sold in the EU to re-register. The EU has adopted additional legislation known as the Registration, Evaluation and Authorization of Chemical Substances regulation (“REACH”) which requires all chemical products to be re-registered with EU authorities. In connection with these programs, such products must demonstrate their continued safety. This registration will require extensive testing of those products if current supporting data is insufficient. In addition, the cost of testing resulting from these new regulations may increase costs which may reduce our profit margins. While we generally expect that testing will support re-registration approval, it is possible that such testing will not or that those agencies will find the test results or supporting data unsatisfactory. In such a case, sale of some of our products may be restricted (or in the extreme case, banned) in the EU.

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

We produce chemicals that require appropriate procedures and care in their use, handling, storage and transportation. As a result of the risks inherent in the nature of some of our chemical products, including the risk of product misuse, we have faced and will continue to face product liability claims relating to incidents involving our products, including claims for adverse health effects and personal injury and even death.

Over the past several years, the Company and/or its CCA-formulating subsidiary Arch Wood Protection, Inc. were named, along with several other CCA manufacturers, several CCA customers and various retailers, in five putative class action lawsuits filed in various state and federal courts regarding the marketing and use of CCA-treated wood. All of these cases were subsequently dismissed and in two of the cases, the courts ruled that the requirements for a class action had not been met and denied class action status. In addition, there currently are fewer than ten other CCA-related lawsuits in which the Company and/or one or more of the Company’s subsidiaries are involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

The Company and its subsidiaries denied the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004 and may be significant in the future. In addition, there is no assurance that subsequent CCA cases, including additional purported class actions, will not be brought.

Our joint venture in New Zealand was involved in civil litigation related to industry competitive practices. While it has now settled the government's claims, a company has brought antitrust claims against it. If additional liabilities or penalties result from this matter, those could have a material adverse effect on the business, financial condition, results of operations and cash flows of the joint venture.

In 2006, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which we indirectly own a 49% interest, Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which we indirectly own a 49% interest, a current KANZ and KAIP Board member, and certain unrelated entities settled a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. In connection with the settlement, KANZ and KAIP paid an aggregate of NZ$3.7 million (approximately $2.2 million) to the government, KANZ and KAIP admitted wrongdoing and the proceedings against KANZ, KAIP and the Board member were concluded. The KANZ joint venture reported net sales of $19.9 million and $23.4 million in 2006 and 2005, respectively, and breakeven results and a net loss of $2.9 million in 2006 and 2005, respectively. In light of the settlement amount, we do not expect to receive dividends from the joint venture in the near future and we received no dividends in 2006 and 2005.

Similarly, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian joint venture company in which we indirectly own a 49% interest and the majority shareholder of KANZ, has made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC has granted immunity to KAWP, subject to fulfillment of certain conditions. If conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, and several other companies and individuals unrelated to us. The complaint alleges, among other things, that plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.3 million) in damages plus unspecified punitive damages and injunctive relief. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

As a result of our ownership in these Australian and New Zealand entities, an unfavorable resolution of or additional litigation regarding these matters could have a material adverse effect on our equity in earnings of affiliated companies and dividends received from these joint ventures.

We are subject to liquidity risks.

One series of our Senior Notes in the aggregate principal amount of $149 million matures in March 2007. We expect to pay off these maturing Notes with excess cash on hand and utilizing our $350 million revolving credit facility. When we borrow under this facility, we are required to certify that certain representations and warranties are true. We also must comply with covenants including certain financial ratios. If we are not able to make a representation or fail to comply with a covenant, we may not be able to borrow under the facility. If we are unable to do so, we would be in default under these Notes and this could result in cross defaults which would have a material adverse effect on us.

We also borrow under our credit facility from time to time to finance our seasonal peak working capital needs. If we could not borrow under it for any reason, we could experience liquidity difficulties which would have a material adverse effect on our ability to finance our seasonal peak working capital needs.

Our ability to pay dividends on our shares of Common Stock is subject to compliance with certain debt covenants.

Our credit facility permits the payment of dividends and repurchases of shares based on a financial formula. At December 31, 2006, dividends and share repurchases were limited to approximately $60.3 million under this facility. In addition, our senior unsecured notes issued in March 2002 contain dividend restrictions which limit dividends and repurchases to $34.4 million as of December 31, 2006. These limits are adjusted quarterly pursuant to a formula that is increased by earnings and decreased by losses, dividends paid and share repurchases. If we suffer losses or certain write-offs or lack earnings, these covenants may limit or eliminate our ability to pay dividends. We paid approximately $19 million in dividends in 2006.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2006, our accumulated benefit obligation under our U.S. and U.K. defined benefit pension plans exceeded the fair value of plan assets by approximately $180 million. The underfunding was caused, in part, by financial market conditions in recent years. The defined benefit liabilities of the plans have increased in part as a result of declining interest rates and consequent reductions in the discount rate used to calculate the liabilities, as well as changes in assumed mortality rates. In addition, the growth in assets of the plans was slowed for several years by weak investment returns which were consistent with general market indices. During the year ended December 31, 2006 and 2005, we contributed $19.2 million and $48.9 million, respectively, to our pension plans. Management expects that our funding obligations under our pension plans will be met from our future cash flow from operations. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business. In addition, if we were to cease to have active employees participating in our U.K. pension plan or if our U.K. subsidiaries that sponsor the plan become insolvent and in certain other situations, we may be required to wind-up the U.K. plan. The statutory funding requirements for a plan in wind-up are materially higher than those for an on-going plan to allow for the purchase of annuities for all the participants in the plan. While we believe a mandated wind-up of the U.K. plan to be highly unlikely, if it were to occur, it would have a material adverse effect on our business, cash flow and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below sets forth the primary locations where the Company has offices or conducts operations, including a joint venture site, along with a brief description of the activities conducted at each identified location. A more detailed description of the Company’s principal facilities follows the table. The Company believes that its facilities are sufficiently maintained and suitable and adequate for its immediate needs and that additional space is available to accommodate expansion. Except for locations identified as relating to a joint venture that are owned or leased by the joint venture or unless otherwise noted below, the identified location is owned by the Company.

Location	Primary Activities

McIntosh, Alabama (1)	Blending and storage facility for performance products that was closed in January 2007

Cheshire, Connecticut (2)	Research and development facility and offices for Treatment Products

New Castle, Delaware	Research laboratory and testing site for HTH water products and personal care and industrial biocides products

Norwalk, Connecticut (2)	Worldwide corporate headquarters

Conley, Georgia	Technical center and manufacturing facility for wood protection

Smyrna, Georgia (2)	Office facility for Treatment Products

Bethalto, Illinois (2)	Corporate data center

Brandenburg, Kentucky	Manufacturing facility for Performance Products and technical center for industrial coatings

Lake Charles, Louisiana	Manufacturing facility for Performance Products

South Plainfield, New Jersey	Research and development facility and office space for personal care

Rochester, New York	Manufacturing facility for personal care and industrial biocides and wood protection

Charleston, Tennessee (4)	Manufacturing facility for HTH water products

Trentham, Victoria, Australia	Office and manufacturing facility for the Koppers Arch joint venture

Igarassu, Brazil	Manufacturing facility for HTH water products

Salto, Brazil	Manufacturing facility for HTH water products and Performance Products and blending facility for industrial biocides and personal care

Location	Primary Activities
Suzhou, China (1)	Warehouse, manufacturing facility and technical support center for personal care and industrial biocides and industrial coatings

Blackley, England (2)	Office facility and laboratory for personal care and industrial biocides

Castleford, England (4)	Office facility, manufacturing facility and technical center for Treatment Products

Huddersfield, England (2)	Manufacturing and laboratory facilities for personal care and industrial biocides

Knottingley, England (2)	Office, warehouse, manufacturing facilities and technical center for industrial coatings

Preston, England	Wood treatment facility for wood protection

Seal Sands, England	Manufacturing facility for personal care and industrial biocides

Amboise, France (2)	Manufacturing, distribution and warehouse facility for HTH water products

Les Mureaux, France	Office, manufacturing and laboratory facility for Treatment Products

Swords, Ireland	Manufacturing facility for personal care and industrial biocides

Mariano Comense, Italy	Manufacturing and research and development facility for industrial coatings

Pianoro, Italy	Manufacturing, research and development and office facility for industrial coatings

Auckland, New Zealand	Office and manufacturing facility for the Koppers Arch joint venture

Grangemouth, Scotland (3)	Manufacturing facility for personal care and industrial biocides and HTH water products

Kempton Park, South Africa	Manufacturing facility for HTH water products

Valencia, Spain (2)	Office and laboratory facility for industrial coatings

Santa Rita, Venezuela	Manufacturing facility for Performance Products

(1)	Land only is leased.
(2)	Leased facility.
(3)	Land and building owned by a third party.
(4)	Portions are leased and portions are owned.

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

McIntosh, Alabama. The Company’s facility located in McIntosh, Alabama blended, packaged and stored propellant grade hydrazine products for various space programs, including the U.S. Space Shuttle. The site was shut down in January 2007 when the storage contract with the U.S. government ended.

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

Brandenburg, Kentucky. The ISO 9001:2000-certified Brandenburg plant covers an area of 200 acres, surrounded by 1,160 acres of land that provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Under a contract manufacturing agreement with the purchaser of the majority of the operations of the Company’s microelectronic chemicals business, the Company produces chemical intermediates for such microelectronic business in a separate manufacturing facility dedicated to this purpose at this site. There is an applications and technical center at the site that supports the development and technical service needs of the polyol and glycol products and wood coatings products. The Company also operates other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements.

Lake Charles, Louisiana. The Company’s facility located in Lake Charles, Louisiana consists of two manufacturing plants that produce various hydrazine products. One plant produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. This plant is currently idled. A second ISO 9001:2000-certified plant produces propellant grade hydrazine products, including anhydrous hydrazine, unsymmetrical dimethyl hydrazine and monomethyl hydrazine for use as fuel in satellites, expendable launch vehicles and auxiliary power units. Additional equipment of the Company at this site produces propellant grade Ultra Pure™ hydrazine, the world’s purest grade of anhydrous hydrazine, principally for satellite propulsion.

Rochester, New York. This ISO 9001:2000- and RC 14001-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control dandruff on the scalp and to control the growth of micro-organisms, particularly fungi and algae. The largest 2-Chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company’s Omadine® biocides. These products are based on the salts of the pyrithione molecule. The Company manufactures over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. This plant also manufactures the Company’s Triadine® brand of biocides, which are a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide® IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate, a broad-spectrum fungicide. This facility also manufactures personal care specialty ingredients for the Company’s personal care product line and Wolman® E product for the Company’s wood protection business.

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

Trentham, Victoria, Australia. This Koppers Arch joint venture facility produces CCA-based wood preservatives for the Australian market. The sales office services the Victoria, South Australian and Western Australian markets. The site is ISO 9001:2000-certified.

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

Les Mureaux, France. This ISO 9001:2000-certified facility is located just northwest of Paris, France and serves as European headquarters for water treatment products and French headquarters for personal care ingredient products, timber products and coating products. It also manufactures a limited supply of industrial coatings for the French furniture market. The site also repackages and sells a line of industrial coatings produced by the Company’s Italian operations.

Swords, Ireland. This facility is located just north of Dublin, Ireland. 2-Chloropyridine is imported from the Company’s Rochester, New York plant and other sources and converted into zinc and copper salts of the pyrithione molecule. The products are ultimately shipped to customers in over fifty countries around the world. This facility is both ISO 9001:2000- and ISO 14001-certified.

Mariano Comense, Italy. This ISO 9001:2000-certified facility serves as the primary manufacturing location for the Company’s UV-based product line for its industrial coatings business. It also serves as a distribution location. Some product development work is also performed here.

Pianoro, Italy. This ISO 9001:2000-certified and ISO 14001-certified facility serves as the primary manufacturing location and research and development center for the industrial coatings business. It produces the Sayerlack® and LineaBlu® branded products that include both solvent- and water-borne urethane systems, solvents, stains and colors. In addition, the central management for the distribution of these products throughout Italy and various export markets is located here.

Grangemouth, Scotland. This manufacturing site is owned and operated by Kemfine under a toll manufacturing arrangement with the Company. The Company owns all of the equipment used in the direct manufacture of PHMB products as well as the HMBDA (Hexamethylene-1,6-Bis-Dicyandiamide) intermediate. The PHMB product is produced in various solutions and in a solid format.

Kempton Park, South Africa. The Company’s facility produces and packages calcium hypochlorite for the HTH water products business principally within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

Santa Rita, Venezuela. The Company’s ISO 9001:2000-certified facility is a multi-product manufacturing plant producing a broad range of polyols, demulsifiers, and specialty surfactants to support regional markets. Specialty polyols are also produced for local consumption and export.

Item 3.	Legal Proceedings

In connection with the Distribution, the Company assumed substantially all non-environmental liabilities for legal proceedings relating to the Company’s businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, the Company is subject to other proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these other matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2006, would not be material to the Company’s financial position or annual results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the three months ended December 31, 2006.

Executive Officers of the Registrant

The biographical information of the executive officers of the Company as of February 27, 2007 is noted below.

Name and Age	Office
Michael E. Campbell (59)	Chairman of the Board, President and Chief Executive Officer
Paul J. Craney (58)	Corporate Executive Vice President
Louis S. Massimo (49)	Corporate Executive Vice President and Chief Financial Officer
Hayes Anderson (46)	Corporate Vice President, Human Resources
Sarah A. O’Connor (47)	Corporate Vice President, General Counsel and Secretary
W. Paul Bush (56)	Vice President and Treasurer
Steven C. Giuliano (37)	Controller

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

Mr. Massimo was elected a Corporate Executive Vice President on January 30, 2003 and has held the position of Chief Financial Officer since January 27, 1999. He also has responsibility for the HTH water products business. Prior to January 30, 2003, Mr. Massimo was a Corporate Vice President since January 27, 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, as Corporate Vice President since January 1, 1997. From November 1994 until April 1996, he served as Olin’s Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

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

As of January 31, 2007, there were approximately 4,996 record holders of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ARJ.” In 2006, the Company submitted the required Section 303A.12(a) CEO annual certification to the NYSE and has filed as Exhibits 31.1 and 31.2 to this Report the certifications required by Section 302 of the Sarbanes-Oxley Act.

Information concerning the high and low sales prices of the Company’s common stock and dividends paid on common stock during each quarterly period for the last two most recent fiscal years is set forth in Note 23 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Among the provisions of the credit facility (as defined in Item 7 of this Report) are restrictions relating to the payments of dividends and the acquisition of the Company’s common stock based on a financial formula. As of December 31, 2006, dividends and stock repurchases were limited to approximately $60.3 million. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions, which limit dividends and repurchases to $34.4 million as of December 31, 2006. See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this Report for restrictions on dividends and repurchases under the credit facility and senior unsecured notes.

Comparison of Five Year Cumulative Total Return Among Arch Chemicals, Inc.,

the S&P 500 Index and the S&P Chemicals (Specialty) Index

The graph below compares the cumulative total shareholder return of the Company’s common stock to the Standard & Poor’s 500 Index and to the Standard & Poor’s Chemicals (Specialty) Index for the period from December 31, 2001 to December 31, 2006, the last day of the Company’s fiscal year. The graph assumes that the value of the investment in the common stock and each index was $100 at close of December 31, 2001 and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2006.

	At December 31
	2001	2002	2003	2004	2005	2006
Arch Chemicals, Inc.	$100.0	$81.7	$119.4	$137.8	$147.8	$169.1
S&P 500	100.0	77.9	100.2	111.2	116.6	135.0
S&P Chemicals (Specialty)	100.0	112.6	134.2	154.8	160.9	197.4

Issuer Purchases of Equity Securities

In November 2006, and as indicated in the table below, two employees delivered to the Company 12,427 shares of the Company’s common stock as payment for the exercise price of outstanding employee stock options previously granted under the 1999 Long Term Incentive Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	0	$	N/A	0	N/A
November 1, 2006 through November 30, 2006	12,427		32.88	0	N/A
December 1, 2006 through December 31, 2006	0		N/A	0	N/A
Total	12,427		$32.88	0	N/A

See Item 12 of this Report for Equity Compensation Plan information.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2006 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

	As of and For the Years Ended December 31,
	2006	2005(9)	2004	2003	2002
	($ in millions, except per share amounts)
Operations
Sales	$1,434.7	$1,305.1	$1,120.9	$863.5	$763.0
Cost of Goods Sold (1)	1,055.9	953.9	808.0	618.1	541.9
Selling and Administration (2)	285.6	266.8	252.6	209.7	184.6
Research and Development	18.2	21.2	15.4	11.7	10.3
Other (Gains) and Losses (3)	(2.4)	(3.9)	1.4	(3.0)	(1.5)
Impairment and Restructuring (4)	23.5	0.9	4.6	0.4	5.7
Interest Expense, net	20.5	19.7	18.6	16.6	16.0

Income from Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	33.4	46.5	20.3	10.0	6.0
Equity in Earnings of Affiliated Companies	0.8	13.1	4.0	5.6	3.1
Income Tax Expense	19.3	19.8	7.0	5.5	2.7

Income from Continuing Operations Before Cumulative Effect of Accounting Change	14.9	39.8	17.3	10.1	6.4
Income (Loss) from Discontinued Operations, net of tax (5)	(0.7)	1.2	2.6	17.7	(3.4)
Cumulative Effect of Change in Accounting, net of tax (6)	—	(0.5)	—	(0.4)	—

Net Income	$14.2	$40.5	$19.9	$27.4	$3.0

Diluted Income Per Share	$0.58	$1.70	$0.84	$1.21	$0.13
Common Dividends Per Share	0.80	0.80	0.80	0.80	0.80
Other
Capital Expenditures	26.7	18.3	18.3	17.0	28.2
Depreciation	35.4	39.3	41.7	37.5	37.4
Amortization of Intangibles	8.9	7.4	5.2	1.9	2.0
Effective Tax Rate (7)	56.4%	33.2%	28.8%	35.3%	29.7%

Financial Position
Working Capital (8)	$153.5	$144.7	$99.6	$79.3	$38.1
Property, Plant and Equipment, net	193.2	191.4	211.6	207.9	222.2
Total Assets	1,149.6	1,068.8	1,100.0	976.4	939.1
Long-Term Debt, excluding current portion	62.4	217.8	215.2	218.5	220.8
Shareholders’ Equity	366.2	365.0	359.8	337.7	330.0
Capitalization	584.1	594.8	584.1	556.9	553.2

Notes to Selected Financial Data appear on the next page.

(1)	Cost of Goods Sold for 2006 includes a charge of $3.6 million for an early termination of a supply contract. Cost of Goods Sold for 2003 includes an insurance settlement of $3.3 million for the reimbursement of past and future repairs of one of the Company’s manufacturing locations.
(2)	Selling and Administration expenses for 2004 include a $6.1 million settlement from a favorable legal judgment.
(3)	Other (Gains) and Losses for 2006 represents the pre-tax gain on the sale of excess land of $0.8 million, a pre-tax gain on the sale of certain assets in Brazil of $0.4 million and a pre-tax gain of $1.2 million from the sale of an investment in an industrial coatings business. Other (Gains) and Losses for 2005 represents the pre-tax gain on the sale of excess land in Brandenburg, Kentucky of $5.8 million that was partially offset by a charge for Brazilian state import tax claims of $1.9 million. 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million, offset by the pre-tax gain of $0.6 million on the sale of a building. 2003 principally includes the pre-tax gain on the sale of excess land of $2.5 million. 2002 consists of the pre-tax gain on the sales of excess land.
(4)	Impairment and Restructuring consist of the following:

Impairment Charge —	2006 includes a $23.5 million charge for the impairment of goodwill related to the Company’s industrial coatings business. 2005 includes a $0.9 million charge for land located in China that the Company transferred to the Chinese government in exchange for additional land. 2004 includes a $2.9 million charge for the fully-dedicated manufacturing assets of the microelectronic materials business located in Brandenburg, Kentucky which the Company continues to own.

Restructuring —	2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves. 2003 includes severance cost of $1.4 million for headcount reductions related to the performance products segment, $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 original restructuring program offset by a reduction of the prior years’ restructuring reserves of $2.1 million. Restructuring charges for 2002 include $4.7 million related to headcount reductions in the performance urethanes and HTH water products businesses, as well as a $1.0 million charge related to the consolidation of several treatment products segment operations.

(5)	The following details the components of Income (Loss) from Discontinued Operations, net of tax:

	As of and For the Years Ended December 31,
($ in millions)	2006	2005	2004	2003	2002
Discontinued Operations, Results of Operations:
Microelectronic Materials (a)	$(0.7)	$(1.6)	$10.0	$5.0	$(0.1)
Hickson organics (b)	—	—	—	(2.9)	(3.3)
Sulfuric Acid (c)	—	—	—	1.1	1.5
Gain (Loss) on Sales of Discontinued Operations:
Microelectronic Materials	—	—	(1.6)	—	—
Hickson organics operations (d)	—	2.8	(7.3)	(2.0)	(1.5)
Sulfuric Acid (e)	—	—	1.5	16.5	—

Total Income (Loss) from Discontinued Operations, net of tax	$(0.7)	$1.2	$2.6	$17.7	$(3.4)

a.	Represents the results of operations, net of tax, for the chemical management services (“CMS”) business. In addition, includes the results of operations of the microelectronic materials businesses through the date of sale on November 30, 2004 for all years presented.

b.	Represents the results of operations, net of tax, of the Hickson organics division for all years presented through the date of sale on August 11, 2003.
c.	Represents the results of operations, net of tax for all years presented through the date of sale on July 2, 2003.
d.	2005 represents the recovery of £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved due to uncertainty concerning the collectibility. 2004 includes an adjustment on the loss on the sale of the Hickson organics Castleford operations principally due to the establishment of a reserve on the outstanding working capital receivable and a charge for probable future commitments as a result of the uncertainty concerning the viability of the purchaser. 2003 represents the initial loss on the sale of the Hickson organics Castleford operations. 2002 represents the loss on the sale of the DanChem organics operation in Danville, Virginia.
e.	2004 principally represents a tax refund related to the sale of the sulfuric acid business. 2003 represents the initial gain on the sale of the business.

(6)	2005 reflects the impact of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143.” 2003 reflects the impact of adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”
(7)	The effective tax rate is based on continuing operations before cumulative effect of accounting change. The increase in 2006 is due to the non-deductible impairment charge of $23.5 million. Excluding the impairment charge, the effective tax rate was 33.4%.
(8)	Working capital excludes cash, short-term debt and assets held for sale. In addition, the Company sells certain accounts receivable through an accounts receivable securitization program. As a result, accounts receivable have been reduced, the Company’s retained interest in such receivables have been reflected as a short-term investment and proceeds from the sales are used to pay down debt. As of December 31, 2006, 2005, 2004 and 2003, the Company had not sold any participation interests in accounts receivable. As of December 31, 2002, the Company had sold $33.5 million of participation interests in $55.1 million of accounts receivable.
(9)	The 2005 income statement was revised to include the gain on sale of the Planar Solutions joint venture of $10.2 million, as a component of Equity in Earnings of Affiliated Companies. It had previously been included in Other (Gains) and Losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company’s various products and shipping and handling costs. In addition, segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity income (loss) is included as a component of segment operating results because the Company includes it to measure the performance of the segment. The Company believes the exclusion of restructuring and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company does not believe is indicative of ongoing operating results. Other gains and losses that are directly related to the segments are included in segment operating results.

In 2006, the Company has included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amounts previously allocated that are now included in Corporate Unallocated for the twelve months ended December 31, 2005 and 2004, were $4.5 million and $1.9 million, respectively.

Results of Operations

Consolidated

	Years Ended December 31,
	2006	2005(1)	2004
	(in millions, except per share amounts)
Sales	$1,434.7	$1,305.1	$1,120.9
Gross Margin	378.8	351.2	312.9
Selling and Administration	285.6	266.8	252.6
Research and Development	18.2	21.2	15.4
Other (Gains) and Losses	(2.4)	(3.9)	1.4
Restructuring	—	—	1.7
Impairment Charge	23.5	0.9	2.9
Interest Expense, net	20.5	19.7	18.6
Equity in Earnings of Affiliated Companies	0.8	13.1	4.0
Income Tax Expense	19.3	19.8	7.0
Income (Loss) from Discontinued Operations, net of tax	(0.7)	(1.6)	10.0
Gain (Loss) on the Sales of Discontinued Operations, net of tax.	—	2.8	(7.4)
Cumulative Effect of Accounting Change, net of tax	—	(0.5)	—

Net Income	$14.2	$40.5	$19.9

Basic Income Per Share	$0.59	$1.72	$0.86
Diluted Income Per Share	$0.58	$1.70	$0.84
Weighted Average Common Stock Outstanding:
Basic	24.0	23.6	23.2
Diluted	24.3	23.8	23.5

(1)	The 2005 income statement has been revised to include the gain on sale of the Planar Solutions joint venture of $10.2 million, as a component of Equity in Earnings of Affiliated Companies. It had previously been recorded in Other (Gains) and Losses.

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

The core competencies of the Treatment Products segment are superior microbiology and chemical formulation skills as well as extensive knowledge of—and expertise in—the regulatory procedures that govern the use of these biocide products, and particularly excellence in toxicology on which those regulations are based. The Company must understand the biological and chemical effects of its products and excel at both developing new products and finding new applications for existing ones. The Company is also a global market leader in supplying biocides for incorporation into interior and exterior paints, wallboard, ceiling tiles and other building products to deter the growth of mold and mildew, the major cause of the Sick Building Syndrome.

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

The Company has an annual compensation plan and a long-term incentive compensation plan for its executives and other employees. The annual plan’s financial targets for corporate and senior management are diluted earnings per share and cash flow. The numerator for diluted earnings per share is net income adjusted for any extraordinary income or expense, special charges or gains, and gains or losses on sales of businesses or sales not in the ordinary course of business (“adjusted net income”). Cash flow is defined as EBITDA, plus or minus the change in working capital, less capital spending. The annual plan’s financial targets for the business units are pre-tax income and cash flow. The Company’s long-term incentive plan target is Return on Equity (“ROE”). ROE is defined as adjusted net income divided by average shareholder’s equity (the average calculated using the shareholder’s equity at the beginning and the end of the fiscal year, excluding the impact on ending shareholder’s equity of any adjustments to net income). These financial metrics are key performance indicators utilized by the Company to evaluate its performance against stated goals. In addition, the estimated and actual performance against such targets can have a significant impact on the amount of incentive compensation expense recorded by the Company. Since the Company’s long-term incentive plan is paid out in cash based upon market price of the Company’s common stock, the amount of incentive compensation expense will vary based upon the market price of the Company’s stock at the end of each reporting period.

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

The Company’s 2006 net sales were $1,434.7 million, up approximately 10% from 2005. The Company benefited from improved pricing for residential swimming pool products in North America as well as organic growth due to increased volumes and pricing in the performance urethanes business. In addition, the Company benefited from the favorable effect of the acquisition of the remaining 50 percent share of the Company’s HTH water products joint venture, Nordesclor, which more than offset the decrease in volumes from ceasing to sell to unprofitable customers. Finally, the Company continues to pass along price increases to its customers where possible; thereby enabling the Company to partially offset rising raw material and energy price increases. However, due to significant increases in copper costs, a major raw material used in the wood protection business, operating results were adversely impacted due to the inability to recover these higher costs through price increases. The Company remains focused on reducing costs and managing cash wisely to ensure it has sufficient resources to drive growth both organically and through additional complementary acquisitions.

Year Ended December 31, 2006 Compared to 2005

Sales increased $129.6 million, or ten percent, due in part to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($37.4 million or three percent). Excluding the impact of the acquisition, sales increased $92.2 million, or seven percent, principally due to favorable pricing (approximately five percent) and an increase in volumes (approximately two percent). The favorable pricing was principally in the HTH water products business and to a lesser extent in the performance urethanes business that successfully mitigated higher raw material costs.

Gross margin percentage was 26.4% and 26.9% for 2006 and 2005, respectively. The decrease in margin percentage was primarily in the wood protection business, and to a lesser extent, in the industrial biocides business as a result of higher raw material costs. In addition, a charge of $3.6 million from an early termination of a supply contract adversely impacted the gross margin of the wood protection business. This decrease in gross margin was partially offset by an increase in the HTH water products business, which was due to favorable pricing and product mix in North America.

Selling and administration expenses as a percentage of sales decreased to 19.9% in 2006 from 20.4% in 2005. These expenses increased in amount by $18.8 million. Selling and administration costs related to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor, were $3.9 million. Excluding the impact of the acquisition, these expenses increased by $14.9 million, primarily due to higher pension expense for the Company’s U.K. based plans, approximately $6 million, and the unfavorable impact of foreign exchange.

Research and development expenses decreased by $3.0 million primarily due to the sale of rights to certain intellectual property of $1.2 million as well as timing for toxicology studies in the industrial biocides business.

Other (gains) and losses in 2006 includes pre-tax gains from the sale of excess land of $0.8 million, the sale of certain assets in Brazil of $0.4 million and $1.2 million from the sale of an investment in an industrial coatings business. 2005 includes the pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million, partially offset by an additional charge of $1.9 million for penalties and interest related to the Brazilian state import tax claim initially recorded in 2004.

During the fourth quarter of 2006, a triggering event occurred that indicated an impairment of goodwill may exist for the industrial coatings business. Following the review of an updated financial forecast, the Company conducted an interim SFAS 142 impairment review, which indicated that there was an impairment on the goodwill for the industrial coatings business. Based upon an analysis of fair value, the Company recorded a non-cash goodwill impairment charge of $23.5 million, which reduced the carrying amount of goodwill related to the industrial coatings business. The impairment charge of $0.9 million in 2005 was for land located in China that the Company transferred to the Chinese government in exchange for additional land.

Interest expense, net increased $0.8 million, as a result of higher interest rates partially offset by lower borrowings.

Equity in earnings of affiliated companies decreased $12.3 million. 2005 includes the pre-tax gain on the sale of the Company’s Planar Solutions joint venture of $10.2 million, the results of the Nordesclor joint venture, which have been consolidated since the date of acquisition (December 2005) of $2.6 million, and the results of the Planar Solutions joint venture through the date of sale (November 2005) of $0.5 million. Excluding these items, equity in earnings of affiliated companies increased $1.0 million as a result of an increase in the operating results of the Company’s Koppers joint venture, which were negatively affected ($2.6 million) in 2005 by legal expenses associated with an investigation by the New Zealand Commerce Commission (“NZCC”).

The tax rate on income from continuing operations for 2006 and 2005 was 56.4% and 33.2%, respectively. The increase in 2006 is due to the non-deductible impairment charge of $23.5 million. Excluding the impairment charge, the effective tax rate was 33.4% which is comparable to 2005.

Income (loss) from discontinued operations, net of tax, reflects the results of operations for the CMS business. Included in the results for the twelve months ended December 31, 2006 and 2005, are severance and related costs associated with the termination of certain service contracts of $0.3 million ($0.2 million after-tax) and $1.1 million ($0.6 million after-tax), respectively.

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

2007 Outlook

The Company expects full year sales to increase by approximately three to five percent. Earnings per share from continuing operations are forecast to be in the $1.90 to $2.00 range. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be in the $40 to $45 million range. The increase from 2006 is principally due to the planned construction of a biocides plant in China to meet a strategic customer’s growing demand for biocides used in the antidandruff shampoo market. In addition, the Company plans to expand its U.S. biocides manufacturing capacity. The effective tax rate is estimated to be 34 percent. Excluded from the guidance above, the Company expects to record an estimated pre-tax gain of approximately $11 million, or approximately $0.30 per share, during the first half of 2007 for the final payment related to the completion of the Company’s storage contract with the U.S. government for its McIntosh, Alabama site.

The Company expects improved performance in 2007, led by a significant improvement in the operating margins in the wood protection business and continued improvement in the operating margins of the HTH water products business. The wood protection business is expected to benefit from increased pricing in North America and Europe for wood preservatives sold in both residential and industrial markets, favorable product mix and lower product sourcing costs. The HTH water products business is expected to continue on its profit improvement plan, with specific focus in 2007 on the European operations. Similar to the North American strategy, the improved performance in Europe will result from price increases, shedding marginally profitable business and lower operating costs. The HTH water products business is forecasting sales of approximately $500 million and operating margins are expected to be in the 10 to 11 percent range. The Company expects continued strong demand for biocides used in the antidandruff and building products markets to be offset by higher regulatory and raw material costs. Performance products results are expected to be lower due to the Venezuelan government’s discontinuance of a high-margin surfactant product line.

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

Other (gains) and losses in 2005 includes a pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million, partially offset by an additional charge of $1.9 million for penalties and interest related to the Brazilian state import tax claim initially recorded in 2004. 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million, offset by the pre-tax gain of $0.6 million on the sale of a building.

Restructuring expense of $1.7 million in 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the U.S. Government contract, partially offset by a reduction of $0.4 million of prior year restructuring reserves.

Impairment charge of $0.9 million in 2005 is for land located in China that the Company transferred to the Chinese government in exchange for additional land. The impairment charge of $2.9 million in 2004 is for the fully-dedicated microelectronic materials manufacturing assets that the Company continues to own located in Brandenburg, Kentucky and that were not sold in the divestiture of the microelectronic materials business. The Company is utilizing these assets solely to supply certain raw materials to Fuji Photo Film Co., Ltd. (“Fuji”) under a manufacturing agreement. Based upon the Company’s analysis and the original contract term, it was determined that these assets would have limited use, if any, after a transition period. As a result, the Company was required to review these long-lived assets for recoverability. Based upon an undiscounted cash flow analysis, including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows. Therefore, during the fourth quarter of 2004, the Company incurred an impairment charge to write down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.

Interest expense, net increased $1.1 million as a result of higher interest rates during the period ended December 31, 2005 as compared to those during the period ended December 31, 2004.

Equity in earnings of affiliated companies increased $9.1 million, primarily due to a pre-tax gain on the sale of the Company’s Planar Solutions joint venture of $10.2 million. Excluding the gain, equity in earnings decreased $1.1 million due primarily to lower operating results of the Koppers joint venture. The Company’s results of equity in earnings (losses) of the Koppers joint venture were negatively affected ($2.6 million) by legal expenses and associated costs for a settlement with the New Zealand Commerce Commission (“NZCC”) for a case that has been filed against its New Zealand joint venture Koppers Arch Wood Protection (NZ) Limited (“KANZ”) (see Note 20 in the Notes to Consolidated Financial Statements for more information). This was partially offset by higher profits for the Planar Solutions joint venture due to higher sales and lower operating costs.

The tax rate on income from continuing operations for 2005 and 2004 was 33.2% and 28.8%, respectively. The increase in the effective tax rate is primarily due to the increase in domestic pre-tax income in 2005. The impact of other (gains) and losses, including the gain on sale of Planar Solutions, increased the effective tax rate on income from continuing operations by 2% for 2005.

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

Segment Operating Results

The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are treatment products and performance products. The treatment products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company believes the exclusion of restructuring and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company does not believe is indicative of ongoing operating results.

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

In 2006, the Company included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amounts previously allocated that are now included in Corporate Unallocated for the twelve months ended December 31, 2005 and 2004, were $4.5 million and $1.9 million, respectively.

Treatment Products

	Years Ended December 31,
	2006	2005	2004
	($ in millions)
Results of Operations
Sales
HTH Water Products	$496.6	$433.1	$366.0
Personal Care & Industrial Biocides	288.7	272.7	234.6
Wood Protection & Industrial Coatings	382.1	358.4	351.1

Total Treatment Products	$1,167.4	$1,064.2	$951.7

Operating Income
HTH Water Products	$43.0	$11.2	$7.8
Personal Care & Industrial Biocides	46.7	45.6	50.6
Wood Protection & Industrial Coatings	1.8	16.6	24.6

Total Treatment Products	$91.5	$73.4	$83.0

Year Ended December 31, 2006 Compared to 2005

Sales increased $103.2 million, or approximately ten percent, due partially to the acquisition of the remaining 50 percent share of the HTH water products joint venture, Nordesclor ($37.4 million or approximately four percent). Excluding the impact of the acquisition, sales increased $65.8 million or approximately six percent due to favorable pricing (approximately four percent), primarily in the HTH water products business, and higher volumes (approximately two percent).

Operating income increased $18.1 million due to the significant improvement in the HTH water products business, partially offset by significantly lower operating results in the wood protection business and to a lesser extent in the industrial coatings business. The lower operating results in the wood protection business included a $3.6 million charge for the early termination of a supply contract.

HTH Water Products

Sales increased $63.5 million, or approximately 15 percent, due to favorable pricing (approximately eight percent) primarily for both branded and non-branded pool treatment products in the North American market. Volumes increased, approximately seven percent, due to the acquisition of the remaining 50 percent share of the Company’s joint venture, Nordesclor ($37.4 million or approximately eight percent). This increase was partially offset by lower volumes in the North American market from ceasing to sell to unprofitable customers, and to a lesser extent, lower demand in the South African market.

Operating income increased by $31.8 million principally due to the improved pricing programs introduced in 2006, favorable product mix in the North American market and cost containment initiatives. In addition, the operating results benefited from the positive contribution of the acquired business, lower selling, administration and legal costs, partially offset by severance costs incurred during 2006 to streamline the business.

Personal Care and Industrial Biocides

Sales increased $16.0 million, or approximately six percent, principally due to higher volumes (approximately five percent). The higher volumes are attributable to strong demand for biocides used in personal care products, principally antidandruff products. Favorable foreign exchange as well as higher pricing in the domestic building products and metalworking fluids markets to mitigate higher raw material costs were mostly offset by competitive pressures in the emulsions and in-can preservation markets.

Operating income increased $1.1 million due to the personal care business, which benefited from the higher sales volumes. The increase in the personal care business was mostly offset by lower operating results in the industrial biocides business as a result of higher raw material costs, price concessions due to competitive pressures within certain markets and the unfavorable effect of foreign exchange. Included in the operating results for 2006 is the sale of rights to certain intellectual property of $1.2 million.

Wood Protection and Industrial Coatings

Sales increased $23.7 million, or approximately seven percent, due to higher volumes (approximately four percent), improved pricing (approximately two percent) and favorable foreign exchange (approximately one percent). The higher sales volumes are due to increased demand for industrial coatings, particularly in the Eastern European market, and for TanalithTM E products used in residential applications in Europe. The improved pricing is a result of price increases to partially mitigate higher raw material costs for wood protection products used in the North American residential and industrial markets.

Operating income decreased $14.8 million over the prior year. The lower operating results in the wood protection business were due to the higher raw material costs, principally for copper, MEA and chrome, which negatively impacted the business. In addition, wood protection was negatively impacted by a $3.6 million charge from the early termination of a supply contract. These items were partially offset by the improved operating results of wood protection’s Koppers joint venture of $1.0 million, which were negatively affected in 2005 by legal expenses associated with an investigation by the NZCC for a case that had been filed against its joint venture ($2.6 million). Lower operating results in the industrial coatings business were due to higher raw material costs, higher selling expense and legal costs, which were partially offset by the favorable sales volumes in the export market. The industrial coatings business was also negatively impacted by competitive pressures within the Italian domestic market. Included within the operating results of 2006 are a pre-tax gain on the sale of excess land for the wood protection business of $0.8 million and a pre-tax gain of $1.2 million for the sale of an investment in an industrial coatings business.

Year Ended December 31, 2005 Compared to 2004

Sales increased $112.5 million, or approximately 12 percent, and operating income decreased $9.6 million. A portion of the increase in sales is due to the acquisition of Avecia’s pool & spa and protection & hygiene businesses ($33.3 million or approximately four percent). Excluding the impact of the acquisition, sales increased $79.2 million or approximately eight percent due to higher volumes (approximately six percent), higher prices (approximately one percent) and favorable foreign exchange (approximately one percent). The decrease in operating income was primarily due to the lower operating results of the wood protection and industrial coatings businesses which were negatively impacted by higher raw material costs and lower operating results from the Koppers joint venture. In addition, 2004 benefited from a payment of a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company in the personal care business.

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

Operating income increased by $3.4 million primarily due to the improved sales volumes which were partially offset by lower gross margins. The lower gross margins were due to an increase in overall cost of goods sold which was driven by unfavorable product mix, higher product sourcing costs and an increase in freight and distribution costs. The unfavorable mix is the result of higher volumes of chlorinated isocyanurates compared with the non-chlorine branded products. The higher product sourcing costs were due to an increase in raw material costs as a result of import duties (approximately $10 million) and utilization of an alternative supplier for chlorinated isocyanurates due to strong demand. The higher freight and distribution costs were due to higher volumes and inefficiencies experienced in the distribution channels. Selling and administration costs were comparable to 2004 as higher expenses related to pool dealer integration costs and increased compensation and benefit costs were offset by cost containment initiatives within the business. In addition, the 2004 results included higher self-insurance reserves (approximately $3 million).

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

Operating income decreased $5.0 million. 2004 benefited from a payment of a $6.1 million settlement of a favorable judgment obtained against a former owner of an acquired company, a gain from the sale of a building ($0.6 million) and compensation for toxicology data of $1.7 million. Excluding these items in 2004, operating income increased $3.4 million as a result of the higher sales volumes. This was partially offset by lower pricing in the industrial biocides business, one-time costs related to an abandoned acquisition as well as increased selling expenses to support growth initiatives.

Wood Protection and Industrial Coatings

Sales increased $7.3 million, or approximately two percent, due to improved pricing (approximately two percent) to mitigate higher raw material costs primarily for polyurethane and water based products in the industrial coatings business. Higher sales volumes in the wood protection business of TanalithTM E branded products in Europe, were offset by lower sales volumes in the industrial coatings business predominately due to a weakness in the Italian furniture market and also the loss of certain customers due to competitive pressures within the Italian market.

Operating income decreased $8.0 million over the prior year. The lower operating results in the wood protection business were due to the higher raw material costs which negatively impacted the business. In addition, wood protection’s equity in earnings of the Koppers joint venture were negatively affected ($2.6 million) by legal expenses and associated costs for a settlement with the NZCC for a case that has been filed against its New Zealand joint venture KANZ (see Note 20 in the Notes to Consolidated Financial Statements for more information). Unfavorable operating results in the industrial coatings business were driven by increased raw material costs as well as reduced demand in several core European furniture markets due to depressed market conditions and competitive pressures.

Performance Products

	Years Ended December 31,
	2006	2005	2004
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$244.1	$222.0	$145.0
Hydrazine	23.2	18.9	24.2

Total Performance Products	$267.3	$240.9	$169.2

Operating Income (Loss)
Performance Urethanes	$18.5	$19.8	$(5.0)
Hydrazine	2.8	(0.8)	(2.5)

Total Performance Products	$21.3	$19.0	$(7.5)

Year Ended December 31, 2006 Compared to 2005

Sales increased $26.4 million, or approximately 11 percent, and operating results increased $2.3 million from prior year. The increase in sales is due to improved pricing (approximately six percent) and higher volumes (approximately five percent). Included in the 2006 operating results is a pre-tax gain on the sale of certain assets in Brazil of $0.4 million and included in the 2005 operating results is a pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million.

Performance Urethanes

Performance urethanes sales increased $22.1 million, approximately ten percent over the prior year, primarily due to improved pricing (approximately seven percent) and higher volumes (approximately three percent). The improved pricing was principally due to successful price increases that mitigated the higher raw material costs. The increase in volumes was due to stronger demand for the polyol product lines.

Operating results decreased $1.3 million. Included in the 2005 operating results is the gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. In addition, the 2006 operating results include a pre-tax gain on the sale of certain assets in Brazil of $0.4 million and 2005 operating results include a charge for the Brazilian state import tax claim of $1.4 million. Excluding the impact of these items, operating results increased $2.7 million due to improved pricing and higher volumes, partially offset by higher raw material costs.

Hydrazine

Hydrazine sales increased $4.3 million due to facility fees from the new U.S. government contract and favorable pricing from the hydrazine hydrates product line, partially offset by lower Ultra Pure™ hydrazine volumes. Operating results improved by $3.6 million principally due to improved margins from higher sales.

The Company continues to evaluate a decision to start up the hydrazine hydrates plant which is currently idle in addition to other alternatives. The carrying value of such plant is approximately $3 million. If the Company decides not to start up the hydrates plant or is not successful in recovering the value through other means, the Company may incur a non-cash impairment charge and related shutdown costs. Any cash-related shutdown costs are expected to be less than $1 million.

Year Ended December 31, 2005 Compared to 2004

Sales increased $71.7 million, or approximately 42 percent, and operating results increased $26.5 million from prior year. The increase in sales is due to improved pricing (approximately 25 percent) and higher volumes (approximately 17 percent). Included in the 2005 operating results is the gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million.

Performance Urethanes

Performance urethanes sales increased $77.0 million, approximately 53 percent over the prior year, primarily due to higher volumes (approximately 27 percent) and improved pricing (approximately 26 percent). The increase in volumes was due to stronger demand across all product lines, particularly in glycols and specialty polyols, and higher contract manufacturing business. The improved pricing was principally due to successful price increases that mitigated the higher raw material costs. Operating results improved $24.8 million as higher sales volumes and improved margins from price increases, were slightly offset by increased raw material costs as well as increased compensation and benefits-related costs. Included in the 2005 operating results is the pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. In addition, 2005 and 2004 operating results include a charge for the Brazilian state import tax claim of $1.4 million and $1.6 million, respectively.

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

Corporate Expenses (Unallocated)

	Years Ended December 31,
	2006	2005	2004
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$34.6	$12.2	$28.0
Equity in Earnings (Loss) of Affiliated Companies (Planar Solutions)	—	10.7	(0.5)

Unallocated Corporate Expenses, excluding Equity in Earnings	$34.6	$22.9	$27.5

Year Ended December 31, 2006 Compared to 2005

The increase in unallocated corporate expenses is partially due to the $10.2 million pre-tax gain on the sale of the Company’s Planar Solutions joint venture in 2005 and because Planar Solutions no longer contributed operating results, due to the sale (November 2005). Excluding this gain and the operating results of the Planar Solutions joint venture, corporate unallocated expenses increased $11.7 million which is primarily due to higher pension expense associated with the Company’s U.K. pension plans ($6.1 million), higher incentive compensation-related costs ($1.3 million) for both the Company’s long-term incentive plan, and to a lesser extent, the Company’s annual incentive plan and higher environmental remediation costs.

Year Ended December 31, 2005 Compared to 2004

The decrease in unallocated corporate expenses is principally due to the $10.2 million pre-tax gain on the sale of the Company’s Planar Solutions joint venture in 2005 and the improved operating results of Planar Solutions. Excluding the gain and operating results of Planar Solutions, corporate unallocated expenses decreased

$4.6 million which is primarily due to lower incentive compensation-related costs ($4.8 million), for both the Company’s long-term incentive plan, and to a lesser extent, the Company’s annual incentive plan. In addition, the lower environmental remediation costs ($1.9 million) were offset by an increase in pension expense in 2005.

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

In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for potential environmental liabilities. For identified environmental liabilities as of the transaction date, there is no limit to the liability retained by the Company. The Company estimates such potential liability to be less then $1.0 million, although none have been identified. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with the Company’s total exposure thus limited to $3.0 million over a five-year period from the closing date.

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

As part of the Hickson organics disposition in August 2003, the Company continues to be responsible for known environmental matters at the Castleford, England site. Such matters have previously been accrued for in its environmental reserve included in the consolidated financial statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million. However, in September 2005, the purchaser went into liquidation and is highly unlikely to be able to honor its environmental indemnification commitments to the Company. The receiver is in the process of selling off purchaser’s assets and has recently sold the purchaser’s ownership interest in the former land and equipment of the Hickson plant site in Castleford, England. The Company does not believe there has been any change in its environmental exposure at the site.

The Company does not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, the sulfuric acid and the Hickson organics dispositions. The Company has estimated that the fair value of any such additional exposure would be immaterial.

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $1.2 million, $0.5 million and $2.4 million were recorded in 2006, 2005 and 2004, but may be material in future years.

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

Cash outlays for environmental related activities for 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.5	$0.5	$1.3
Plant Operations	5.6	6.9	6.4
Remedial Activities	1.9	3.0	2.7

Total Environmental Cash Outlays	$8.0	$10.4	$10.4

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.1 million at December 31, 2006, of which $1.0 million is classified as current liabilities and $6.3 million at December 31, 2005, of which $3.5 million is classified as current liabilities. The Company’s estimated environmental liability relates to seven sites, six of which are in the United States and none of which is on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $6 million to $10 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2006, the Company had estimated additional contingent environmental liabilities of approximately $8.0 million.

Legal Matters

There are a variety of non-environmental legal proceedings pending or threatened against the Company.

The Company was a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The portion of the litigation involving claims by individuals was settled and the settlement amount was paid by the Company in 2004. In 2006, the remaining claims were settled for amounts previously reserved for in the consolidated financial statements and the case was dismissed.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs allege that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. In 2006, the Company settled the case within its insurance limits and paid $3.0 million which had been previously accrued.

There are no CCA-related putative class action lawsuits pending against the Company or its subsidiaries, but there are fewer than ten other CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004, and may be significant in the future. Based on information currently available to the Company, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.4 million accrued for the remaining open tax years. As of December 31, 2006, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

In May 2004, the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In May 2005, the DOC issued its final determinations and found margins ranging from approximately 76% to 286% for Chinese producers and approximately 25% for Spanish producers, with a margin of approximately 76% applicable to the Company’s primary Chinese supplier. In June 2005, the ITC found that the imports caused injury to the domestic industry following which the DOC issued antidumping orders incorporating the ITC’s findings. As a result of the orders, the Company started to make cash deposits of antidumping duties at the rate of 76% of the value of the product imported. As permitted annually under the law, the producers requested a review of the orders which may result in a further adjustment of the final duties to be assessed. In July 2006, the government commenced such a review.

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC sought unspecified fines, injunctive relief, and legal costs, among other things. In April 2006, the High Court of New Zealand approved the joint venture’s proposed settlement with NZCC. The settlement called for the payment of NZ $3.7 million ($2.2 million) and discontinued the proceedings against KANZ, KAIP and the board member. As of December 31, 2006, this penalty has been paid.

Similarly, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian joint venture company in which the Company owns indirectly a 49% interest and the majority shareholder of KANZ, made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC granted immunity to KAWP, subject to fulfillment of certain conditions. If conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, and several other companies and individuals unrelated to the Company. The complaint alleges, among other things, that plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.3 million) in damages plus unspecified punitive damages and injunctive relief. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

As a result of the Company’s ownership in such Australian and New Zealand entities, an unfavorable resolution or additional litigation of these matters could have a material adverse effect on equity in earnings of affiliated companies and dividends received.

Business and Credit Concentrations

A significant portion of sales of the treatment products segment (approximately 18%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2006 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer was not replaced.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Years Ended December 31,
	2006	2005	2004
	($ in millions)
Provided By (Used For)
Accounts Receivable Securitization Program	$—	$—	$—
Change in Working Capital	(17.9)	(40.8)	10.8
Change in Noncurrent Liabilities	11.5	(31.4)	1.9
Net Operating Activities from Continuing Operations	82.4	6.1	76.3
Cash Flows of Discontinued Operations (Operating Activities)	(0.8)	—	12.7
Capital Expenditures	(26.7)	(18.3)	(18.3)
Businesses Acquired, net of Cash	(2.9)	(19.1)	(215.8)
Proceeds from Sales of Businesses, net	1.2	8.8	158.5
Proceeds from Sales of Land and Property	2.3	6.0	0.9
Net Investing Activities	(29.2)	(24.6)	(75.7)
Debt Borrowing (Repayments), net	(11.7)	8.9	7.8
Net Financing Activities	(19.1)	(7.7)	(6.5)

Operating Activities:

For 2006, $82.4 million was provided by operating activities from continuing operations compared to $6.1 million for 2005. The increase is partially attributable to lower contributions to the Company’s pension plan, as a result of the $36.2 million voluntary contributions that were made in 2005. Excluding the 2005 voluntary pension contributions, cash provided by operating activities increased $40.1 million from 2005 principally due to less of a use of working capital and higher earnings from HTH water products.

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

Investing Activities:

Capital Expenditures:

Capital expenditures for 2006 increased $8.4 million due to higher expenditures principally in the HTH water products and the personal care businesses. The increase in capital expenditures was due to increasing manufacturing capacity at the HTH water products facility in South Africa and the personal care facility in Rochester, New York.

Capital expenditures for 2005 were comparable to 2004 due to higher expenditures in the industrial biocides and personal care businesses offset by lower spending in the HTH water products and wood protection businesses.

Capital expenditures for 2007 are expected to be in the $40 to $45 million range. The increase from 2006 is principally due to construction of a biocides plant in China to meet a strategic customer’s growing demand for biocides used in the antidandruff shampoo market. In addition, the Company plans to expand its U.S. biocides manufacturing capacity.

Businesses Acquired, net of cash:

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its Nordesclor joint venture. The total purchase price, net of cash received, was $16.8 million, inclusive of expenses paid and a final working capital payment of $0.8 million. The purchase price was further subject to a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next two years. The acquisition was financed with local borrowings and available cash. For additional information concerning the acquisition see Note 19 of Notes to Consolidated Financial Statements.

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price, net of cash acquired, was $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The payment consisted of cash and the issuance of the Company’s common stock with a value of $15.7 million. The purchase price was further subject to contingent payments of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. Since the acquisition, the Company has accrued $5.0 million with a corresponding increase to goodwill, of which $4.1 million has been paid in 2006 and $0.9 million will be paid in 2007. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between contingent cash payments and up to 223,250 additional shares of the Company’s common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payments of $1.0 million were earned based upon cumulative global net sales of certain products through 2005. Since the acquisition, the Company has accrued $1.0 million with a corresponding increase to goodwill, all of which has been paid in 2006. For additional information concerning the acquisition see the Company’s Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004.

In December 2004, the Company acquired the working capital of a small water products distributor, Atofina, S.A., in Colombia for approximately $0.7 million in cash.

Proceeds from Sales of Businesses, net:

In November 2006, the Company completed the sale of certain assets in Brazil, net proceeds were $1.0 million. The Company recorded a pre-tax gain of $0.4 million.

In November 2006, the Company sold shares of an investment in an industrial coatings business. The Company received net proceeds of $0.7 million and recorded a pre-tax gain of $1.2 million.

On November 30, 2005, the Company completed the sale of its 50 percent share in Planar Solutions to FUJIFILM Electronics Materials U.S.A., Inc. Net proceeds from the sale were $10.0 million in cash and the purchaser assumed approximately $7 million of guarantees of the joint venture’s debt. The company recorded a pre-tax gain of $10.2 million on this transaction. Net proceeds from the sale were used to pay down debt.

On July 19, 2005, the Company received £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved as of December 31, 2004 due to uncertainty concerning the collectibility.

Cash proceeds from the sale of a business, net in 2006 and 2005 include certain expenses related to the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004. These expenses included the reimbursement of a working capital adjustment of $1.1 million as well as other disposition costs.

On November 30, 2004, the Company completed the sale of substantially all of the net assets of its microelectronic materials business to Fuji Photo Film Co., Ltd. Net proceeds from the sale were $158.5 million, after transaction costs and certain non-income taxes paid at closing. A portion of the proceeds was used to pay down debt.

Proceeds from Sales of Land and Property:

In December 2006, the Company sold excess land for $1.1 million and recorded a pre-tax gain of $0.8 million.

In addition, cash proceeds in 2006 includes the repayment of a portion of an outstanding note from the sale of land on September 30, 2003 of $1.2 million.

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

Other Net Investing Activities:

In February 2004, the Company funded rabbi trusts relating to three compensation deferral plans. During 2006, 2005 and 2004, the trusts have funded cash and purchased marketable securities of $3.7 million, $1.0 million and $2.4 million, respectively, and the Company’s common stock of $0 million, $0 million and $2.4 million, respectively, which are included in investing and financing activities, respectively.

Financing Activities:

Cash used by financing activities in 2006 was principally due to dividends paid to shareholders of $19.3 million. Net repayments of debt were mostly offset by proceeds from stock options exercised.

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

Liquidity

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”) which expires in June 2011. The credit facility replaced the Company’s previous credit facility that was set to mature on June 20, 2006. The credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $60.3 million at December 31, 2006. As of December 31, 2006, facility fees payable on the credit facility are 0.125%. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At December 31, 2006, the Company had $350.0 million of available borrowings under the credit facility.

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. to replace the Company’s previous accounts receivable securitization program which had expired. Under the new program, which mirrors the expired program, the Company completed arrangements to sell, on an ongoing basis, participation interests in certain accounts receivable for a maximum purchase price of up to $80.0 million, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At December 31, 2006, 2005 and 2004, the Company had not sold any participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The costs of the program of $1.7 million, $1.2 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statement of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to one-month LIBOR plus approximately 0.4% (5.5% and 4.1% in 2006 and 2005, respectively). See Note 2 of Notes to Consolidated Financial Statements. The accounts receivable securitization program provides another source of funding for the Company and lowers overall funding costs.

The Company entered into interest rate swap agreements in May 2003, pursuant to which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539% (10.8933% at December 31, 2006). The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.2 million and $2.5 million at December 31, 2006 and December 31, 2005, respectively, and are included in Accrued Liabilities and Other Liabilities respectively, on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively. The notes contain a quarterly leverage ratio (debt/EBITDA) covenants and a debt to total capitalization ratio requirement. The quarterly leverage ratio is 3.50 and the debt to total capitalization ratio is 55%. In addition, the notes contain a fixed charge coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002. This limitation was $34.4 million at December 31, 2006. Proceeds from the issuance of these notes were used to pay down debt, including the Company’s $225 million revolving credit facility which expired in March 2002 and which was used to finance the Hickson acquisition and refinance a portion of the assumed Hickson debt. See Note 11 of Notes to Consolidated Financial Statements. The Company expects to pay off the Series A notes of $149.0 million with the excess cash on hand and utilizing the credit facility.

At December 31, 2006, the Company had $41.7 million of outstanding letters of credit.

The Company believes that the credit facility, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if Company earnings or cash generation were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants, which could trigger a default condition under its debt agreements.

There are no minimum funding requirements anticipated for the Company’s U.S. pension plans in 2007. The Company made a voluntary contribution of $5.0 million in 2006. The Company has minimum funding requirements for its U.K. pension plans, which are currently approximately $20 million for 2007.

Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Less then 1 Year	1 to 3 Years	3 to 5 Years	More then 5 Years
	($ in millions)
Debt and capital lease obligations (1)	$218.6	$156.2	$62.4	$—	$—
Operating lease commitments	37.7	10.6	15.0	7.6	4.5
Other contractual purchase obligations	56.0	35.2	12.1	8.7	—
Other long-term liabilities	11.5	—	1.2	6.6	3.7

Total	$323.8	$202.0	$90.7	$22.9	$8.2

(1)	The debt and capital lease obligations excludes the unamortized fair value adjustment related to the interest rate swaps that were terminated in May 2003. The Company received proceeds of $7.1 million, which is being amortized over the life of the senior notes (through March 2007) using the effective-interest yield method. At December 31, 2006, the unamortized fair value adjustment was $0.5 million. In addition, the debt and capital lease obligations excludes the fair market value of the swap agreements of $1.2 million.

Excluded from the debt and capital lease obligations are the related interest payments, which are estimated to be $9.1 million in 2007, $5.1 million in 2008, $1.3 million in 2009 and $0 thereafter. The Company has used the contractual fixed interest rate on the portion of its debt that is not hedged. The interest payments on the portion of debt that have been effectively converted to variable rate indebtedness through use of interest rate swaps, have been calculated using the variable interest rate in effect as of December 31, 2005.

The amounts above exclude the Company’s minimum pension funding requirements as set forth by ERISA. There are no minimum funding requirements for the Company’s U.S. pension plans in 2007. The Company’s minimum funding requirements after 2007 are dependent on several factors, including the discount rate. The Company currently expects to fund the U.S. pension plans approximately $15 million per year in 2008 through 2010. The Company also has payments due under other postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company has minimum funding requirements for its U.K. pension plans, which are expected to be approximately $20 million per year.

Other Financial Data

On October 28, 1999, Arch’s Board of Directors approved a stock repurchase program whereby the Company was authorized to buy back up to 1.2 million shares of its common stock, representing approximately 5% of outstanding shares. The program was suspended in 2000. In October 2003, the Board of Directors unanimously agreed to continue the previous suspension of its stock repurchase program. The Company had repurchased approximately 893,000 shares of the 1.2 million authorized, or approximately 75%, at a cost of approximately $16 million. In connection with the acquisition of the Avecia pool & spa and protection & hygiene businesses, the Company reissued 744,538 shares with a value of $17.4 million.

On February 8, 2007, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on March 29, 2007 to shareholders of record at the close of business on March 2, 2007.

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

Based upon the annual impairment analysis, which was completed in the first quarter of 2006, the estimated fair value of the reporting units exceeded their carrying value and as a result, the Company did not need to proceed to the second step of the impairment test. During the fourth quarter of 2006, a triggering event occurred that indicated a possible impairment of goodwill might exist for the industrial coatings business. Following the review of an updated financial forecast, the Company conducted an interim SFAS 142 impairment review, which indicated that there was an impairment on the goodwill. Based upon an analysis of fair value, the Company recorded a non-cash goodwill impairment charge of $23.5 million, which reduced the carrying amount of goodwill related to the industrial coatings business.

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

Pension and Postretirement Benefits

The Company’s accompanying Consolidated Balance Sheets include significant pension and postretirement benefit obligations. The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits the employees earn while working, as well as the present value of those benefits. Inherent in these valuations are financial assumptions including expected returns on plan assets, discount rates at which liabilities could be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The Company reviews the assumptions annually with its actuarial advisors and believes that they are within acceptable industry ranges. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. The following is a discussion of the most significant estimates and assumptions used in connection with the Company’s U.S. and the Hickson U.K. employee benefit plans. The pension expense for other defined benefit plans for the Company’s other foreign subsidiaries was not significant, and accordingly assumptions and sensitivity analyses regarding these plans are not included in the discussion below.

Key Assumptions

The assets, liabilities and assumptions used to measure expense for any fiscal year are determined as of January 1 of the current plan year. Accumulated and projected benefit obligations represent the present value of future cash payments.

The expected return on plan assets reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the benefit obligations. The assumption reflects long-term expectations for future rates of return for the investment portfolio over the life of the benefit obligations, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class. The Company’s expected long-term rate of return on assets assumption for the Hickson U.K. pension plans includes a 0.25% reduction to allow for administration expenses.

The discount rate reflects the yields available on high-quality fixed income instruments. The discount rate for the U.S. plans is based on the review of the following: Moody’s Aa Corporate Bond Index, a pension liability index and a yield curve constructed from a large population of high quality non-callable corporate bonds, modeled to match the expected timing of the benefit payments over the life of the benefit obligation. The discount rate for the Hickson U.K. plans is based upon a review of corporate bond yields and long-term government bonds to which a credit spread is added to simulate corporate bond yields.

Sensitivity Analysis

The sensitivity of changes in key assumptions for our principal pension and postretirement plans’ expense are as follows:

•

Discount rate—A 25-basis point change in the discount rate would increase or decrease the expense of the Company’s U.S. and Hickson U.K. pension benefit plans by approximately $1 million and approximately $0.7 million, respectively. In addition, a similar change in the discount rate would increase or decrease the projected benefit obligation by approximately $12 million for the Company’s U.S. plans and approximately $18 million for the Hickson U.K. plans.

•

Expected return on plan assets—A 25-basis point change in the expected return on plan assets would increase or decrease the expense for the Company’s U.S. and Hickson U.K. pension benefit plans by approximately $0.5 million and $0.7 million, respectively. This change would have no impact on the projected benefit obligation for either plan.

•

Mortality table—A change in mortality tables for the Company’s U.S. plans that increases age-65 life expectancy by three percent (approximately one-half year) would increase or decrease the pension expense by approximately $0.6 million and increase or decrease the projected benefit obligation by approximately $5 million. A 10 percent change in the mortality rates for the Hickson U.K. plans would increase or decrease the pension expense and projected benefit obligation by approximately $1 million and $12 million, respectively.

For further information about our pension and postretirement plans see Note 15 in the Notes to Consolidated Financial Statements.

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

Incentive Compensation

The Company maintains a long-term employee incentive compensation plan that is intended to reward eligible employees for their contributions to the Company’s long-term success. Provisions for employee incentive compensation are included in Accrued Liabilities and Other Liabilities on the Company’s Consolidated Balance Sheets. The Company’s financial target for the long-term incentive plan is return on equity to be achieved in three years, which can be accelerated and earned in two years. The financial targets are set annually by the Compensation Committee of the Board of Directors. If the financial targets are not going to be achieved at the end of year three, one-half of the reward is forfeited and the remaining award is earned over the remaining three year period. Therefore, changes in the Company’s estimated financial performance, could have a significant impact on the amount of compensation expense recorded by the Company in any given period. Since the Company’s long-term incentive plan is paid out in cash based upon market price of the Company’s common stock, the amount of incentive compensation expense will vary based upon the market price of the Company’s stock at the end of each reporting period.

For additional information about significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company continues to evaluate this interpretation, but does not believe that this standard will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Company beginning January 1, 2008. The Company does not believe that this standard will have a material impact on its consolidated financial statements.

Derivative Financial Instruments

The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. Most of the Company’s currency derivatives expire within one year. At December 31, 2006, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $16.5 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $11.4 million. At December 31, 2005, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $23.4 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $21.1 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheets. At December 31, 2006 and 2005 the Company had no outstanding option contracts to sell or buy foreign currencies.

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

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.2 million and $2.5 million at December 31, 2006 and December 31, 2005, respectively, and are included in Other Liabilities on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

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

Interest Rates

The Company is exposed to interest rate risk on approximately 60% of its outstanding borrowings, including, for this purpose, the participation interests sold under its accounts receivable securitization program, the costs of which are tied to floating interest rates. Based upon the Company’s expected 2007 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s results of operations and cash flows by approximately $0.8 million.

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

At December 31, 2006, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $16.5 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $11.4 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheet.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At December 31, 2006, the Company had purchase commitments but had no forward contracts to purchase natural gas. At December 31, 2006 and 2005, the Company had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene and copper metal would decrease the Company’s results of operations and cash flows by approximately $3 million each. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, resins and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Arch Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Chemicals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Also as discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arch Chemicals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Stamford, Connecticut

February 27, 2007

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in millions, except per share amounts)
ASSETS
Current Assets:
Cash and Cash Equivalents	$82.4	$43.1
Accounts Receivables, net	143.9	133.1
Short-Term Investment	72.5	68.4
Inventories, net	182.4	172.0
Other Current Assets	29.6	34.7
Assets Held For Sale	0.3	8.3

Total Current Assets	511.1	459.6
Investments and Advances—Affiliated Companies at Equity	6.8	5.7
Property, Plant and Equipment, net	193.2	191.4
Goodwill	202.9	211.5
Other Intangibles	153.6	140.7
Other Assets	82.0	59.9

Total Assets	$1,149.6	$1,068.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings	$6.5	$8.5
Current Portion of Long-Term Debt	149.0	3.5
Accounts Payable	183.6	174.6
Accrued Liabilities	91.3	88.9
Liabilities Associated with Assets Held For Sale	0.2	9.1

Total Current Liabilities	430.6	284.6
Long-Term Debt	62.4	217.8
Other Liabilities	290.4	201.4

Total Liabilities	783.4	703.8
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $1 per share, Authorized 100.0 shares:
24.1 shares issued and outstanding (23.6 in 2005)	24.1	23.6
Additional Paid-in Capital	434.8	422.2
Retained Earnings	31.3	36.4
Accumulated Other Comprehensive Loss	(124.0)	(117.2)

Total Shareholders’ Equity	366.2	365.0

Total Liabilities and Shareholders’ Equity	$1,149.6	$1,068.8

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	Revised(1) 2005	2004
	(in millions, except per share amounts)
Sales	$1,434.7	$1,305.1	$1,120.9
Cost of Goods Sold	1,055.9	953.9	808.0
Selling and Administration	285.6	266.8	252.6
Research and Development	18.2	21.2	15.4
Other (Gains) and Losses	(2.4)	(3.9)	1.4
Restructuring Expense	—	—	1.7
Impairment Charge	23.5	0.9	2.9
Interest Expense	21.9	20.8	19.8
Interest Income	1.4	1.1	1.2

Income From Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	33.4	46.5	20.3
Equity in Earnings of Affiliated Companies	0.8	13.1	4.0
Income Tax Expense	19.3	19.8	7.0

Income From Continuing Operations Before Cumulative Effect of Accounting Change	14.9	39.8	17.3
Income (Loss) from Discontinued Operations (net of tax (benefit) expense of $(0.3) million, $0.2 million and $2.7 million, respectively)	(0.7)	(1.6)	10.0
Gain (Loss) on Sales of Discontinued Operations (net of tax expense of $0.1 million and $0.8 million, respectively)	—	2.8	(7.4)
Cumulative Effect of Accounting Change (net of tax benefit of $0.3 million)	—	(0.5)	—

Net Income	$14.2	$40.5	$19.9

Net Income (Loss) Per Common Share—Basic:
Continuing Operations Before Cumulative Effect of Accounting Change	$0.62	$1.69	$0.75
Income (Loss) From Discontinued Operations	(0.03)	(0.07)	0.43
Gain (Loss) on Sales of Discontinued Operations	—	0.12	(0.32)
Cumulative Effect of Accounting Change	—	(0.02)	—

Basic Net Income Per Common Share	$0.59	$1.72	$0.86

Net Income (Loss) Per Common Share—Diluted:
Continuing Operations Before Cumulative Effect of Accounting Change	$0.61	$1.67	$0.74
Income (Loss) From Discontinued Operations	(0.03)	(0.07)	0.42
Gain (Loss) on Sales of Discontinued Operations	—	0.12	(0.32)
Cumulative Effect of Accounting Change	—	(0.02)	—

Diluted Net Income Per Common Share	$0.58	$1.70	$0.84

Weighted Average Common Stock Outstanding—Basic	24.0	23.6	23.2
Weighted Average Common Stock Outstanding—Diluted	24.3	23.8	23.5

(1) See Basis of Presentation included in Note 1 of the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	Revised(1) 2005	2004
	($ in millions)
Operating Activities:
Net Income	$14.2	$40.5	$19.9
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used in) Operating Activities, Net of Businesses Acquired:
(Income) Loss from Discontinued Operations	0.7	1.6	(10.0)
(Gain) Loss on Sales of Discontinued Operations	—	(2.8)	7.4
Cumulative Effect of Accounting Changes	—	0.5	—
Equity in Earnings of Affiliates	(0.8)	(13.1)	(4.0)
Other (Gains) and Losses	(2.4)	(3.9)	1.4
Depreciation and Amortization	44.3	46.7	46.9
Deferred Taxes	9.7	7.9	(3.6)
Restructuring Expense	—	—	1.7
Impairment Charge	23.5	0.9	2.9
Restructuring Payments	(0.3)	(1.9)	(4.8)
Change in Assets and Liabilities, Net of Purchases and Sales of Businesses:
Accounts Receivable Securitization Program	—	—	—
Receivables	(9.2)	(18.0)	(0.3)
Inventories	(4.1)	(26.5)	(7.4)
Other Current Assets	2.3	(1.1)	(1.7)
Accounts Payable and Accrued Liabilities	(6.9)	4.8	20.2
Noncurrent Liabilities	11.5	(31.4)	1.9
Other Operating Activities	(0.1)	1.9	5.8

Net Operating Activities from Continuing Operations	82.4	6.1	76.3
Cash Flow of Discontinued Operations	(0.8)	—	12.7

Net Operating Activities	81.6	6.1	89.0

Investing Activities:
Capital Expenditures	(26.7)	(18.3)	(18.3)
Businesses Acquired in Purchase Transactions, Net of Cash Acquired	(2.9)	(19.1)	(215.8)
Proceeds from Sales of Businesses, net	1.2	8.8	158.5
Proceeds from Sales of Land and Property	2.3	6.0	0.9
Cash Flow of Discontinued Operations	—	0.3	(0.9)
Other Investing Activities	(3.1)	(2.3)	(0.1)

Net Investing Activities	(29.2)	(24.6)	(75.7)

Financing Activities:
Long-Term Debt Borrowings	40.0	119.3	278.0
Long -Term Debt Repayments	(49.6)	(111.6)	(278.0)
Short-Term Borrowings (Repayments), net	(2.1)	1.2	7.8
Dividends Paid	(19.3)	(18.9)	(18.5)
Cash Flow of Discontinued Operations	—	—	—
Other Financing Activities	11.9	2.3	4.2

Net Financing Activities	(19.1)	(7.7)	(6.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6.0	(5.3)	3.0

Net Increase (Decrease) in Cash and Cash Equivalents	39.3	(31.5)	9.8
Cash and Cash Equivalents, Beginning of Year	43.1	74.6	64.8

Cash and Cash Equivalents, End of Year	$82.4	$43.1	$74.6

Supplemental Cash Flow Information for:
Income Taxes Paid (Refunded), net	$10.7	$7.9	$11.9
Interest Paid	$23.5	$22.3	$21.7
Issuance of Arch Common Stock—Avecia Acquisition	$—	$1.7	$15.7

(1) See Basis of Presentation included in Note 1 of the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income(Loss)
	Shares	Amount
			(in millions, except per share amounts)
Balance at December 31, 2003	22.5	$22.5	$398.2	$13.4	$(96.4)	$337.7
Net Income	—	—	—	19.9	—	19.9	19.9
Foreign Currency Translation Adjustments	—	—	—	—	19.5	19.5	19.5
Change in Fair Value of Derivatives	—	—	—	—	(0.2)	(0.2)	(0.2)
Minimum Pension Liability Adjustment, net of taxes of $10.1	—	—	—	—	(19.5)	(19.5)	(19.5)
Stock Issued	0.7	0.7	15.0	—	—	15.7	—
Tax Benefit on Stock Options	—	—	0.9	—	—	0.9	—
Stock Options Exercised	0.3	0.3	6.4	—	—	6.7	—
Stock Repurchases	(0.1)	(0.1)	(2.3)	—	—	(2.4)	—
Cash Dividends ($0.80 per share)	—	—	—	(18.5)	—	(18.5)	—

Balance at December 31, 2004	23.4	23.4	418.2	14.8	(96.6)	359.8	$19.7

Net Income	—	—	—	40.5	—	40.5	40.5
Foreign Currency Translation Adjustments	—	—	—	—	(20.5)	(20.5)	(20.5)
Change in Fair Value of Derivatives	—	—	—	—	—	—	—
Minimum Pension Liability Adjustment, net of taxes of $1.7	—	—	—	—	(0.1)	(0.1)	(0.1)
Stock Issued	0.1	0.1	1.8	—	—	1.9	—
Tax Benefit on Stock Options	—	—	0.1	—	—	0.1	—
Stock Options Exercised	0.1	0.1	2.1	—	—	2.2	—
Cash Dividends ($0.80 per share)	—	—	—	(18.9)	—	(18.9)	—

Balance at December 31, 2005	23.6	23.6	422.2	36.4	(117.2)	365.0	$19.9

Net Income	—	—	—	14.2	—	14.2	14.2
Foreign Currency Translation Adjustments	—	—	—	—	40.0	40.0	40.0
Change in Fair Value of Derivatives	—	—	—	—	1.0	1.0	1.0
Minimum Pension Liability Adjustment, net of taxes of $9.6	—	—	—	—	(26.9)	(26.9)	(26.9)
Pension Liability Adjustment, after adoption of SFAS 158, net of taxes of $12.0	—	—	—	—	(20.9)	(20.9)	—
Stock Issued	—	—	—	—	—	—	—
Tax Benefit on Stock Options	—	—	0.3	—	—	0.3	—
Stock Options Exercised	0.5	0.5	12.3	—	—	12.8	—
Cash Dividends ($0.80 per share)	—	—	—	(19.3)	—	(19.3)	—

Balance at December 31, 2006	24.1	$24.1	$434.8	$31.3	$(124.0)	$366.2	$28.3

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

The Treatment Products businesses manufacture and sell water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products. HTH water products produces chemicals for the sanitization and treatment of residential pool and commercial pool and spa water, and the purification of potable water. The Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. Consumer brands include HTH®, Baquacil®, Baqua Spa®, Sock It®, Super Sock It®, Duration®, POOLIFE®, and Pace®. The personal care and industrial biocides business manufactures biocides that control dandruff on the scalp and control the growth of micro-organisms particularly fungi and algae. It markets products such as Zinc Omadine® biocide, the most widely used antidandruff agent in the world, as well as actives and functional products sold primarily to manufacturers of skin care and hair care products. The Company’s industrial biocides are used in mildew-resistant paints, coatings and lubricants. The Company also develops, manufactures and markets biocides primarily for anti-bacterial applications; it is a leading global supplier of biocides for the industrial preservation and consumer segments of the biocides market. The biocides products are marketed under the well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. The Company’s wood protection business sells wood treatment chemicals solutions that enhance the properties of wood. Its wood preservatives and fire retardants are sold under the brand names Wolmanized®, Thompsonized®, Tanalised®, Vacsol®, Resistol® and Dricon®. The Company’s industrial coatings business manufactures a wide range of coatings for a variety of applications for wood and other materials, which are industrial or consumer applied products for the surface decoration and protection of wood. These products are sold under brand names such as Sayerlack® and Linea Blu®.

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

Reclassifications of prior-year data have been made, where appropriate, to conform to the 2006 presentation.

In 2006, the Company revised the 2005 Consolidated Statement of Income and Consolidated Statement of Cash Flow to reclassify the $10.2 million gain on sale of the Planar Solutions joint venture to Equity in Earnings of Affiliated Companies. The gain had been previously included as a component of Other (Gains) and Losses.

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

Assets Held for Sale

The Company accounts for assets held for sale in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. As of December 31, 2004, as a result of the sale of the majority of the microelectronic materials businesses, the Company has included the results of the microelectronic materials businesses sold and the loss on the disposition as a component of discontinued operations in accordance with the SFAS 144. The Company retained its chemical management services (“CMS”) business. In accordance with the accounting requirements of SFAS 144, the CMS business was reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. As such, the assets and liabilities of the discontinued operations have been presented separately on the face of the consolidated financial statements. As of December 31, 2006, all operations of the CMS business have either been sold or ceased.

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

New Accounting Pronouncements

In September 2006, the FASB issued statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. See Note 15 for additional information.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment,” utilizing the modified prospective method. The Company had previously accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Due to the fact that all options have vested as of December 31, 2005, there was no related impact on the Company’s financial statements. In addition, the Company did not issue any stock options to employees in 2006 and does not intend to issue any stock options to employees in the foreseeable future. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. See Note 16 for additional information.

As of December 31, 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”), which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On December 31, 2005, the Company recorded an asset and a liability of $0.2 million and $1.0 million, respectively. A one-time cumulative effect charge, net of tax benefit, of $0.5 million, has been recorded. These adjustments reflect the cost of retirement obligations related to facilities. The after-tax charge was recorded as the cumulative effect of an accounting change. The ongoing annual incremental expense resulting from the adoption of FIN No. 47 is not expected to be significant. At January 1, 2004, the pro forma amount of the Company’s asset retirement obligations, using the assumptions as of the date of the adoption of FIN No. 47 would be $0.9 million. Pro forma effects for the year ended December 31, 2004, assuming adoption of FIN No. 47 as of January 1, 2004, were not material to net income or income per share amounts.

The Company has not recorded asset retirement obligations associated with certain owned or leased buildings and manufacturing facilities because the retirement obligations have an indeterminate settlement date and cannot be reasonably estimated. These asset retirement obligations are associated with removal and disposal of asbestos at certain Company sites and the shutdown of other assets (e.g., landfill and waste treatment facilities). The Company’s asset retirement obligation is to remove and dispose of asbestos properly if (i) the asbestos were to become exposed or become a health hazard or (ii) the facility containing the asbestos is demolished or undergoes major renovations. Currently, the asbestos is not exposed and is not a health hazard and the Company has no plans or expectations to demolish or undertake major renovations of these facilities. In addition, these facilities are expected to be maintained by normal repair and maintenance activities that would not involve the removal of the asbestos. The Company cannot estimate the settlement date or range of settlement dates of when the asbestos would be exposed. As for the other assets, the Company’s asset retirement obligation is based upon the future shutdown of the location or reaching capacity in the case of the landfill. Although the Company can estimate the current cost associated with these retirement obligations, the Company has no plans of ceasing operations of these facilities and the potential for reaching capacity at the landfill is estimated to be at least 50 years and potentially significantly longer. Therefore, the range of estimated settlement dates is so wide and so far out in the future as to preclude the Company from reasonably estimating the fair value of the obligation. Therefore, the Company concluded the retirement obligations had indeterminate settlement dates or such a wide range of potential settlement dates that no value could reasonably be estimated for the asset retirement obligations. The Company continues to monitor these assets as well as plans relating to these assets and their site locations and will record an asset retirement obligation as appropriate if circumstances change.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the respective net assets.

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company tests goodwill for impairment as of January 1 of each year and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using discounted cash flows and when available and as appropriate, comparative market multiples are used.

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company’s borrowings, if any, under its credit facility approximate book value due to their floating rate interest rate terms. The fair value of the Company’s senior notes is estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company’s interest rate swaps is based upon prevailing market values for similar instruments. The fair values of currency forward and option contracts, if any, are estimated based on quoted market prices for contracts with similar terms.

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

Revenue Recognition

Substantially all of the Company’s revenues are derived from the sale of products. Revenue is recognized when risk of loss of, and title to, the product is transferred to the customer, which usually occurs at the time shipment is made. The majority of the Company’s products are sold FOB (“free on board”) shipping point or on an equivalent basis, that is, when product is delivered to the carrier. There are certain limited situations where the risk of loss and transfer of title passes upon delivery to the customer. In those circumstances, sales are recognized upon receipt by the customer. Allowances for estimated returns, discounts and retailer promotions and incentives are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and retail promotions and incentives have not been materially different from estimates. Certain of the Company’s product lines have extended payment terms due to the seasonal nature of the business. There are no conditions of acceptance, warranties or price protection that prohibit revenue recognition when risk of loss of, and title to, the product is transferred to the customer.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in Sales and shipping and handling costs are included in Cost of Goods Sold in the accompanying Consolidated Statements of Income.

U.S. Government Contracts

The Company has supply and storage contracts with the U.S. Defense Energy Support Center which principally consist of a fixed-price facility management fee for which revenue is recognized ratably over the contract period and the sale of product whereby the Company supplies product at a fixed price per pound, adjusted annually for agreed-upon cost escalations. Revenue is recognized for the U.S. Government’s product purchases when risk of loss of, and title to, the product is transferred to the U.S. Government which occurs after the product is inspected and accepted by the U.S. Government and sent to storage. Consequently, such revenue may be recognized prior to the U.S. Government taking physical possession. (See Note 21 for more information.).

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

Share-Based Payments

The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payments.” This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires companies to recognize expense over the requisite service period in the income statement for the grant-date fair value of awards of share based payments including equity instruments and stock appreciation rights to employees. SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability classified awards and accounting for tax benefits.

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

The reconciliation between basic and diluted shares outstanding for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
(in millions)	2006	2005	2004
Basic	24.0	23.6	23.2
Common equivalent shares from stock options using the treasury stock method	0.3	0.2	0.3

Diluted	24.3	23.8	23.5

Stock options of approximately 0.2 million, 1.0 million and 1.0 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2004, the Company established a Rabbi Trust for several deferred compensation plans (see Note 15 for more information). The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock and the shares are excluded from the basic shares outstanding calculation and added back for dilutive shares outstanding. At December 31, 2006, the trust had purchased approximately 0.1 million shares on the open market.

Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of the changes in the cumulative foreign currency translation gains and losses, the change in the fair value of derivative financial instruments which qualify for hedge accounting, net of tax and the pension liability adjustment, net of tax. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity.

Employee Benefit Plans

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses are recognized as incurred. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable. The Company’s policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the relevant regulatory requirements governing such plans. In addition, SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures.

Business and Credit Concentrations

A significant portion of sales of the Treatment Products segment (approximately 18%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2006 consolidated sales. However, the loss of either of these customers could have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer were not replaced.

Sales of the HTH water products business are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% – 50% of the sales in the HTH water products business occur in the second quarter of the year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	Accounts Receivable/Short-Term Investment

Accounts receivable at December 31, 2006 and 2005 include the following:

	December 31,
($ in millions)	2006	2005
Accounts receivable, trade	$133.0	$119.2
Accounts receivable, other	17.3	18.5

	150.3	137.7
Less allowance for doubtful accounts	(6.4)	(4.6)

Accounts receivable, net	$143.9	$133.1

Included in accounts receivable other at December 31, 2005 was a receivable of $4.0 million for the remaining outstanding note from the sale of excess land in 2003, which was due in September, 2006. During 2006, the note was renegotiated and the maturity date was extended to September 30, 2008. As a result, the purchaser made a payment of $1.2 million, plus interest, in September 2006 and a new note was issued for the remaining balance. The new note requires an interim payment of $1.2 million, plus interest in September 2007, with the final payment to be paid on September 30, 2008.

Changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005, and 2004 are as follows:

($ in millions)	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Beginning balance	$(4.6)	$(5.0)	$(3.2)
Provision for doubtful accounts	(2.0)	(2.1)	(2.1)
Bad debt write-offs, net of recoveries	1.5	3.1	1.7
Foreign exchange and other	(0.7)	0.2	(0.2)
Reclassification from short-term investment	(0.6)	(0.8)	(1.2)

Ending balance	$(6.4)	$(4.6)	$(5.0)

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. to replace the Company’s previous accounts receivable securitization program which had expired on March 30, 2005. Under this new program, the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At December 31, 2006 and 2005, respectively, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. During the year, these sales have been reflected as a reduction of receivables in the consolidated balance sheet. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $72.5 million and $68.4 million at December 31, 2006 and December 31, 2005, respectively, was classified separately from Accounts Receivable, net as a Short-Term Investment on the accompanying Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($0.9 million and $1.5 million at December 31, 2006 and 2005, respectively) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the years ended December 31, 2006, 2005 and 2004 of $1.7 million, $1.2 million and $1.1 million, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR plus approximately 0.4% (5.5% and 4.1% in 2006 and 2005, respectively). The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

3.	Inventories

Inventories at December 31, 2006 and 2005 include the following:

	December 31,
($ in millions)	2006	2005
Raw materials and supplies	$54.0	$54.4
Work-in-progress	8.1	7.9
Finished goods	177.7	159.1

Inventories, gross	239.8	221.4
LIFO reserves	(57.4)	(49.4)

Inventories, net	$182.4	$172.0

Inventory valued using the LIFO method comprised approximately 50% of the total inventory at December 31, 2006 and 2005. Gross inventory values approximate replacement cost.

4.	Other Current Assets

Other current assets at December 31, 2006 and 2005 include the following:

	December 31,
($ in millions)	2006	2005
Deferred income taxes	$19.8	$23.5
Other	9.8	11.2

Other current assets	$29.6	$34.7

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

During 2006, the Company was notified that its remaining three CMS customers were going to cancel their contracts with the Company. Prior to the termination of the contracts, the Company was able to sell the remaining inventory to the successor of these contracts and transfer most of the business’ employees. Included in Loss from discontinued operations for the twelve months ended December 31, 2006 are severance and related costs associated with the termination of these customer contracts ($0.3 million pre-tax). As of December 31, 2006, all operations of the CMS business have either been sold or ceased.

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

Included in the net assets sold was $26.8 million of goodwill related to the microelectronic materials businesses.

The transaction costs include $0.9 million related to curtailment losses for the pension and postretirement plans that occurred as a result of the sale of the majority of the microelectronic materials businesses. All employees were vested at the date of the sale.

The transaction included the Company’s microelectronics manufacturing facilities and research and development facilities located in North America, Europe and Asia, and its 49 percent ownership of FUJIFILM Arch Co., Ltd., the Company’s joint venture with Fuji Photo Film Co., Ltd. in Japan. These facilities manufacture and supply a wide range of products, which include photoresists, formulated products, polyimides and thin film systems to semiconductor manufacturers and to flat panel display manufacturers throughout the world.

Arch retained its 50 percent interest in Planar Solutions, LLC, the Company’s joint venture with Wacker Chemical Corporation for the production and sale of CMP slurries, which it subsequently sold in November 2005 (See Note 22 for more information). The results of its CMP joint venture have been included in Corporate Expenses (Unallocated) through the date of sale.

The fully-dedicated manufacturing assets that the Company continues to own of the microelectronic materials business located in Brandenburg, Kentucky that were not sold in the recent divestiture are being utilized by the Company solely to supply certain raw materials to Fuji. Based upon the Company’s analysis in 2004 and original contract term, it was determined that these assets would have limited use, if any, after such transition period. As a result, the Company was required to review these long-lived assets for recoverability. Based upon an undiscounted cash-flow analysis, including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows. Therefore, during the fourth quarter of 2004, the Company recorded an impairment charge of $2.9 million to write-down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.

Hickson Organics Division

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. The purchase price included two promissory notes aggregating £1.5 million and also subject to a post-closing working capital adjustment. The Company placed a valuation reserve against the note of £1.0 million ($1.6 million); this note was contingent on future operating results.

On October 26, 2004, the Company received a final determination of the working capital adjustment from an independent third party appointed by the Company and the purchaser. The independent third party ruled in favor of the Company in an amount of $2.8 million related to the disputed amount of $3.4 million. As a result, the difference of $0.6 million was recorded as a component of loss from the Sales of Discontinued Operations during the third quarter of 2004, along with $0.3 million of legal fees associated with the arbitration. On November 3, 2004, the Company received approximately $2.1 million of the post-closing working capital adjustment. During the fourth quarter of 2004 there was significant uncertainty concerning the viability of the purchaser, and as a result, the Company provided a reserve for the remaining portion of the working capital payment and the outstanding note. In addition, the Company recorded a charge of $4.0 million related to probable future commitments related to the guarantee of future purchases by the purchaser which has become probable as a result of the significant uncertainty concerning the viability of the purchaser. During 2005, the Company made a partial payment of this liability (approximately $2.2 million) with the final payment made in early 2006.

In 2005, the purchaser went into receivership and the Company recovered £1.7 million (approximately $2.9 million pre-tax) related to the two outstanding notes. The Company received the cash payment on July 19, 2005 for the principal and interest for these two outstanding notes and the gain has been reflected in Gain (Loss) on Sales of Discontinued Operations.

Balance Sheet

Assets held for sale at December 31, 2006 and 2005 related to the CMS business and the major classes of assets and liabilities classified as assets held for sale are as follows:

	December 31,
($ in millions)	2006	2005
Accounts receivable, net	$0.3	$6.1
Inventory	—	1.8
Other current assets	—	0.2
Other assets	—	0.2

Total assets associated with assets held for sale	0.3	8.3

Accounts payable and accrued liabilities	0.2	9.1

Total liabilities associated with assets held for sale	0.2	9.1

Net assets (liabilities) held for sale	$0.1	$(0.8)

Income (Loss) From Discontinued Operations

Income (Loss) from Discontinued Operations until the date of the applicable sale for the year ended December 31, 2006, 2005 and 2004 include the following:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
($ in millions)	2006	2005	2004
Sales—CMS	$1.4	$10.0	$11.3
Sales—microelectronic materials business sold	—	—	136.6

Total sales of discontinued operations	$1.4	$10.0	$147.9

(Loss) Earnings before interest and taxes—microelectronic materials business (including CMS)	$(1.0)	$(1.4)	$12.7
Tax benefit (expense)	0.3	(0.2)	(2.7)

Income (loss) from discontinued operations	$(0.7)	$(1.6)	$10.0

Included in the year ended December 31, 2006 and 2005 are severance and related costs associated with the termination of certain service contracts of the CMS business of $0.3 million ($0.2 million after-tax) and $1.1 million ($0.6 million after-tax), respectively.

6.	Investments and Advances—Affiliated Companies at Equity

The Company’s investments and advances to affiliated companies at December 31, 2006 and 2005 principally include its 49% investment in Koppers Arch (“Koppers”), which manufactures CCA-based and other wood preservatives, and is located in Australia.

There are no cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, distributions of $0.2 million, $2.1 million and $5.6 million respectively, were received from joint ventures.

Summarized unaudited financial information for Nordesclor and Koppers joint ventures is as follows:

($ in millions)	Nordesclor 2004	Koppers 2004
December 31,
Financial Position:
Current assets	$15.5	$21.8
Current liabilities	2.4	11.8

Net working capital	13.1	10.0
Noncurrent assets	5.9	6.5
Noncurrent liabilities	0.1	7.2

Equity	$18.9	$9.3

($ in millions)	Nordesclor	Koppers
For the Year Ended December 31, 2004:
Results of Operations
Sales	$24.6	$50.8
Income from operations before tax	5.5	5.3
Net income	4.6	3.3

Additional unaudited financial information has not been provided for subsequent periods as they were not required due to the insignificance of the joint ventures’ operating results and asset value to the Company.

7.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 include the following:

	December 31,
($ in millions)	2006	2005
Land and improvements to land	$27.4	$27.0
Buildings and building equipment	103.1	98.9
Machinery and equipment	623.6	621.8
Leasehold improvements	10.4	8.6
Construction-in-progress	15.6	7.5

Property, plant and equipment	780.1	763.8
Less accumulated depreciation	(586.9)	(572.4)

Property, plant and equipment, net	$193.2	$191.4

Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $26.6 million, $26.4 million and $22.1 million in 2006, 2005 and 2004, respectively.

8.	Goodwill and Other Intangibles

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2004	$29.0	$88.1	$70.9	$188.0	$4.4	$192.4
Acquisitions	8.2	—	—	8.2	—	8.2
Post acquisition adjustment	2.8	1.9	7.8	12.5	—	12.5
Foreign exchange & other	0.7	(5.3)	3.0	(1.6)	—	(1.6)

Balance, December 31, 2005	40.7	84.7	81.7	207.1	4.4	211.5
Post acquisition adjustment	(8.2)	—	12.0	3.8	—	3.8
Impairment	—	—	(23.5)	(23.5)	—	(23.5)
Foreign exchange & other	6.3	0.3	4.5	11.1	—	11.1

Balance, December 31, 2006	$38.8	$85.0	$74.7	$198.5	$4.4	$202.9

The post acquisition adjustments for HTH water products business reflects the finalization of purchase accounting for Nordesclor that resulted in $8.5 million of identifiable intangible assets being recorded during the fourth quarter of 2006 as well as the final contingent payment that is due to Avecia and a preliminary contingent liability related to the acquisition of Nordesclor (see Note 19 for more information). In addition, the post acquisition adjustments include related deferred tax entries.

During the fourth quarter of 2006, a triggering event occurred that indicated an impairment of goodwill may exist for the industrial coatings business. Following the review of an updated financial forecast the Company conducted an interim SFAS 142 impairment review, which indicated that there was an impairment on the goodwill. Based upon an analysis of fair value, the Company recorded a non-cash goodwill impairment charge of $23.5 million, which reduced the carrying amount of goodwill related to the industrial coatings business.

Other Intangibles

The gross carrying amount and accumulated amortization for other intangible assets as of December 31, 2006 and 2005 are as follows:

	December 31, 2006			December 31, 2005
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	81.7	20.1	61.6	69.0	12.8	56.2
Toxicology database	17.8	3.4	14.4	15.7	2.0	13.7
Developed technology	15.4	2.3	13.1	13.5	1.2	12.3
Other	9.9	4.5	5.4	10.5	4.7	5.8

Total amortizable other Intangibles	125.0	30.5	94.5	108.9	20.9	88.0
Total non-amortizable other Intangibles—Trademarks	59.5	0.4	59.1	53.1	0.4	52.7

Total other intangibles	$184.5	$30.9	$153.6	$162.0	$21.3	$140.7

During 2006, the Company completed its purchase accounting related to the acquisition of Nordesclor and as a result has recorded intangible assets of $8.5 million. These assets have been reclassified from goodwill as the Company had originally recorded the excess purchase price to goodwill at the time of the acquisition. Of the $8.5 million acquired intangible assets, $2.5 million was assigned to trademarks which is not subject to amortization as it has an indefinite life. The remaining intangible assets include customer lists of $5.4 million (10-year life), developed technology of $0.5 million (15-year life) and a non-compete agreement of $0.1 million (14-year life).

Amortization

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $8.9 million, $7.4 million and $5.2 million, respectively. Estimated amortization expense is $9.7 million for the year ended December 31, 2007, $9.3 million for the year ended December 31, 2008, and $8.3 million for each of the years ended December 31, 2009 through 2011.

9.	Other Assets

Included in other assets at December 31, 2006 and 2005 are the following:

	December 31,
($ in millions)	2006	2005
Deferred taxes	$71.7	$51.6
Other	10.3	8.3

Other assets	$82.0	$59.9

10.	Accrued Liabilities

Included in accrued liabilities at December 31, 2006 and 2005 are the following:

	December 31,
($ in millions)	2006	2005
Accrued compensation	$19.5	$22.2
Accrued litigation	4.0	8.4
Environmental reserves	1.0	3.5
Other	66.8	54.8

Accrued liabilities	$91.3	$88.9

11.	Debt

Included in short-term borrowings and long-term debt at December 31, 2006 and 2005 are the following:

	December 31,
($ in millions)	2006	2005
Unsecured senior notes	$210.3	$210.8
Other borrowings	7.6	19.0

Total debt	217.9	229.8
Less: current portion of long-term debt	(149.0)	(3.5)
Less: short-term borrowings	(6.5)	(8.5)

Long-term debt	$62.4	$217.8

Senior Notes

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million are due in March 2007 and the Series B notes of $62.0 million are due in March 2009 and bear fixed interest rates of 7.94% and 8.24%, respectively.

In May 2003, the Company terminated its interest rate swap agreements that were entered into in April 2002. As a result, the Company received cash proceeds of $7.1 million, which represented the market value of the contracts on the date of termination. The Company utilized the proceeds to pay down debt. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the basis adjustment of $7.1 million has been recorded as an increase to the carrying amount of the senior notes and is being amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method ($0.5 million and $2.4 million as of December 31, 2006 and 2005, respectively).

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which the Company swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.2 million and $2.5 million at December 31, 2006 and 2005, respectively, and are included in Accrued Liabilities and Other Liabilities, respectively on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

The Company’s senior notes contain a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and a debt to total capitalization ratio not to exceed 55%. In addition, the notes contain a fixed coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002. This limitation was $34.4 million at December 31, 2006.

Credit Facility

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. It replaced the Company’s $210.0 million senior revolving credit facility which was set to mature on June 20, 2006. The Company’s new credit facility contains a quarterly leverage ratio covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $60.3 million at December 31, 2006. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.125% at December, 2006). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There were no outstanding borrowings under the credit facility at December 31, 2006.

Other Borrowings

Other borrowings at December 31, 2006 and 2005 have interest rates ranging from 4% to 12%.

At December 31, 2006, the Company had $41.7 million of outstanding letters of credit. There are no amounts outstanding under Company letters of guarantee.

Fair Value of Long-term Debt

The fair value of the Company’s long-term debt at December 31, 2006 was approximately $65.5 million. The fair value of the Company’s short-term debt at December 31, 2006 approximated the book value of $155.5 million due to the floating interest rate terms and the short maturity of the instruments.

12.	Other Liabilities

Included in other non-current liabilities at December 31, 2006 and 2005 are the following:

	December 31,
($ in millions)	2006	2005
Pensions and other postretirement employee benefit obligations (Note 15)	$234.6	$164.4
Deferred long-term incentive compensation	19.8	10.7
Deferred tax liability (Note 14)	16.1	6.9
Environmental reserves (Note 20)	5.1	2.8
Other	14.8	16.6

Other liabilities	$290.4	$201.4

13.	Derivative Financial Instruments

Foreign Currency

The Company uses foreign currency forward sale and purchase contracts and currency options as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally the British pound, Canadian dollar, Euro and Japanese yen). Most of the Company’s currency derivatives expire within one year. During 2006 and 2005, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges under the criteria of SFAS 133. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

During 2006 and 2005, the Company recorded net gains (losses) of $0.8 million and $0.1 million, respectively in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges of which, $0.2 million and $(0.1) million, respectively, were subsequently reclassified into current earnings during the year. The Company records expense in Selling and Administration expense related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

At December 31, 2006, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $16.5 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $11.4 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheet. At December 31, 2005, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $23.4 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $21.1 million. The counterparties to the contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

Foreign currency exchange losses, net of taxes, were $2.5 million in 2006, $0.5 million in 2005 and $0.2 million in 2004.

Debt and Interest

In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counter parties to these agreements were major financial institutions. The agreements were to expire in March 2007. The Company had designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. In May 2003, the Company terminated these interest rate swap agreements and received cash proceeds of $7.1 million. The Company utilized the proceeds to pay down debt. In accordance with SFAS 133, the basis adjustment of $7.1 million has been recorded as an increase to the carrying amount of the senior notes and is being amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method ($0.5 million and $2.4 million as of December 31, 2006 and 2005, respectively).

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements are major financial institutions. The agreements expire in March 2007. The Company has designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.2 million and $2.5 million as of December 31, 2006 and 2005, respectively, and are included in Accrued Liabilities and Other Liabilities, respectively, on the accompanying Consolidated Balance Sheets, with a corresponding decrease in the carrying amount of the related debt. No gain or loss has been recorded as the contracts meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

14.	Income Taxes

Components of Pretax Income from Continuing Operations

	Years Ended December 31,
($ in millions)	2006	2005	2004
Domestic	$40.4	$35.1	$(4.3)
Foreign	(6.2)	24.5	28.6

Pretax income	$34.2	$59.6	$24.3

Components of Income Tax Expense from Continuing Operations

	Years Ended December 31,
($ in millions)	2006	2005	2004
Currently payable (receivable):
Federal	$2.0	$0.1	$(1.8)
State	0.8	2.4	2.0
Foreign	6.3	9.2	9.2
Deferred	10.2	8.1	(2.4)

Income tax expense	$19.3	$19.8	$7.0

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

Effective Tax Rate Reconciliation

	Years Ended December 31,
	2006	2005	2004
Income tax provision (benefit) at U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign effective tax rate differential	2.2	0.1	2.5
State income taxes, net	1.9	3.9	1.1
Equity in income of affiliates	—	(1.4)	(1.3)
Research and development credit	(0.8)	(1.7)	(2.0)
Tax benefit from foreign export sales	(3.6)	(2.8)	(6.8)
Non-deductible goodwill impairment	24.1	—	—
Brazil tax holiday	(5.5)	—	—
Other, net	3.1	0.1	0.3

Effective tax rate	56.4%	33.2%	28.8%

Components of Deferred Tax Assets and Liabilities

	Years Ended December 31,
($ in millions)	2006	2005
Deferred tax assets:
Postretirement benefits	$11.1	$9.1
Certain accrued expenses and non-current liabilities	35.5	25.8
Net operating losses and other carryforwards	45.1	46.7
Pension liability adjustments	74.2	52.6
Other miscellaneous items	4.6	6.4
Valuation allowance	(53.7)	(42.0)

Total deferred tax assets	116.8	98.6

Deferred tax liabilities:
Property, plant and equipment	4.6	5.4
Goodwill and other intangibles	25.3	11.8
Other miscellaneous items	11.6	13.2

Total deferred tax liabilities	41.5	30.4

Net deferred tax asset	$75.3	$68.2

	Years Ended December 31,
($ in millions)	2006	2005
Deferred tax asset—current	$19.8	$23.5
Deferred tax asset—non-current	71.7	51.6
Deferred tax liability—current	(0.1)	—
Deferred tax liability—non-current	(16.1)	(6.9)

Net deferred tax asset	$75.3	$68.2

The valuation allowance of $53.7 million, relates to state net operating losses and tax credits, net operating losses and certain tax assets and other carryforwards of foreign entities for which management believes are not more likely than not to be realized. The portion of the valuation allowance which if subsequently recognized will be applied to reduce goodwill or other noncurrent intangible assets is approximately $24.9 million. In 2006, the

Company reduced its valuation allowance by $1.1 million with a corresponding decrease to goodwill related to a tax asset of an acquired business which became realizable. The net change during the year in the total valuation allowance primarily resulted from an increase in a capital loss carryforward that the Company does not expect to utilize due to the restriction on the use of this carryforward to offset capital gains. This was partially offset by the release of a $2.0 million valuation allowance previously established for net operating loss carryforwards in Brazil that the Company expects to use as a result of the acquisition of Nordesclor. The reduction in the valuation allowance resulted in a corresponding decrease to goodwill.

A full valuation allowance has not been established because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Taxable income is expected to be sufficient to recover the net benefit within the period in which these remaining differences are expected to reverse.

The Company has net tax assets of $4.6 million related to state and foreign net operating loss carryforwards with a significant portion of these carryforwards expiring between 2015 and 2025. The Company also has alternative minimum tax credit carryforwards of approximately $0.4 million, which are available to reduce regular income taxes, if any, over an indefinite period. The Company has research and development credits of $3.1 million which expire beginning in 2019.

The Company’s effective tax rate was reduced in 2006 by a regional tax holiday granted to the former Nordesclor business that the Company acquired at the end of 2005. The holiday will reduce its Brazilian corporate income tax by 75% through 2014 for certain of the Company’s earnings in Brazil.

The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2006, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries was approximately $180 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries, except for its Canadian subsidiaries, since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale. The Company has evaluated the repatriation provisions of the American Jobs Creation Act of 2004 and did not repatriate any earnings as a result of such legislation.

15.	Employee Benefit Plans

Effect of Adoption of SFAS 158

In September 2006, the FASB issued SFAS 158. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The initial impact of the standard due to unrecognized prior service costs (credits) and net actuarial gains (losses) as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in shareholder’s equity. Additional minimum pension liabilities (AMPL) are also derecognized upon adoption of the new standard. The following table summarizes the incremental effect of applying the provisions of SFAS 158:

($ in millions)	Before Adoption of SFAS 158	Reverse Previous AMPL	SFAS 158 Adjustments	Net Impact of SFAS 158 Adoption	After Adoption of SFAS 158
Other assets (non-current deferred tax asset)	$62.2	$(62.2)	$74.2	$12.0	$74.2
Pension liabilities (U.S. plans)	(63.4)	47.4	(70.8)	(23.4)	(86.8)
Pension liabilities (Hickson U.K. plans)	(116.4)	145.0	(147.3)	(2.3)	(118.7)
Pension liabilities (all other plans)	(5.6)	1.1	(4.9)	(3.8)	(9.4)
Other postretirement liabilities	(12.6)	—	(3.4)	(3.4)	(16.0)
Accumulated other comprehensive loss	131.3	(131.3)	152.2	20.9	152.2

The net impact of adopting SFAS 158 was to increase the Company’s pension and other postretirement liabilities by $32.9 million and increase the pension adjustment in accumulated other comprehensive loss by $20.9 million.

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

Subsequent to the Distribution, the Company adopted a retiree medical and death benefits plan that covers most domestic employees. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. This Arch plan is an unfunded plan.

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations, fair value of plan assets and funded status of the Arch retirement plans.

	Pension Benefits		Other Postretirement Benefits
($ in millions)	2006	2005	2006	2005
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$260.8	$232.4	$16.1	$17.1
Service cost (benefits earned during the period)	7.3	6.6	0.5	0.5
Interest cost on the projected benefit obligation	15.2	14.0	0.9	1.0
Plan amendments	2.0	—	—	(0.9)
Actuarial (gain)/loss	(4.0)	15.8	—	—
Benefits paid	(9.1)	(8.0)	(1.5)	(1.6)

Projected benefit obligation at end of year	$272.2	$260.8	$16.0	$16.1

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$169.1	$127.4	$—	$—
Employer contributions	5.5	39.7	1.5	1.6
Benefits paid	(9.1)	(8.0)	(1.5)	(1.6)
Actual return on plan assets (net of expenses)	19.9	10.0	—	—

Fair value of plan assets at end of year	$185.4	$169.1	$—	$—

Funded Status	$(86.8)	$(91.7)	$(16.0)	$(16.1)
Unrecognized net actuarial loss		86.6		4.7
Unamortized prior service cost		(2.3)		(1.1)

Accrued benefit cost		$(7.4)		$(12.5)

Items not yet Recognized as a Component of Net Periodic Pension Cost:
Net loss	$71.1	n/a	$4.3	n/a
Prior service cost (credit)	(0.3)	n/a	(0.9)	n/a

Total	$70.8	n/a	$3.4	n/a

Amounts Recognized in the Statement of Financial Position Consist of:
Total accrued benefit cost (Accrued Liabilities)	$(0.5)	$—	$(1.6)	$—
Total non-current benefit costs (Other Liabilities)	(86.3)	(68.8)	(14.4)	(12.5)

The following information is required to be separately disclosed for pension plans with an accumulated benefit obligation in excess of plan assets. The Company’s qualified pension plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2006 and 2005. The Company’s nonqualified pension plan is unfunded.

	Qualified Pension Plan		Nonqualified Pension Plan
($ in millions)	2006	2005	2006	2005
Accumulated benefit obligation	$225.8	$219.3	$22.9	$18.6
Projected benefit obligation	247.4	240.1	24.8	20.7
Fair value of plan assets	185.4	169.1	—	—

A Plan amendment in 2006 was for amendments made to the Company’s collective bargaining employee agreements at the Lake Charles, Brandenburg and Conley locations. A Plan amendment in 2005 provides a limit on the postretirement medical benefits as a result of a contract change with the Company’s bargained for employees located at the Brandenburg, Kentucky facility.

There are no minimum funding requirements for 2007, due primarily to the voluntary pension funding made in 2006 and 2005 of $5.0 million and $36.2 million, respectively. Pension expense in 2007 is expected to be comparable to 2006.

Benefit costs presented below were determined based on actuarial methods and include the following components:

	Pension Benefits			Other Postretirement Benefits
($ in millions)	2006	2005	2004	2006	2005	2004
Net Periodic Benefit Expense:
Service cost including expenses (benefits earned during the period)	$7.7	$6.9	$7.1	$0.5	$0.5	$0.6
Interest cost on the projected benefit obligation	15.2	14.0	13.0	0.9	1.0	0.9
Expected return on plan assets	(14.6)	(13.6)	(11.5)	—	—	—
Amortization of prior service cost	—	0.2	0.3	(0.2)	(0.1)	(0.1)
Curtailment (gain)/loss	—	—	(0.1)	—	—	1.5
Recognized actuarial loss	5.8	3.7	1.9	0.4	0.3	0.3

Net periodic benefit cost	$14.1	$11.2	$10.7	$1.6	$1.7	$3.2

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

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit expense during the next fiscal year are as follows:

($ in millions)	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$—	$—
Net loss	5.2	—

The weighted average assumptions used to determine the benefit obligation for the pension and the postretirement plans at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Weighted Average Rate Assumptions:
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of compensation increase	4.60%	4.20%	—	—

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted Average Rate Assumptions:
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of compensation increase	4.60%	4.20%	4.50%	—	—	—
Long-term rate of return on assets	8.50%	8.50%	8.50%	—	—	—

For 2006, the Company’s expected long-term rate of return on assets assumption was 8.50%. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

The Company’s pension plan asset allocation at December 31, 2006 and 2005 were:

	Pension Benefits
	2006	2005
Asset Category:
Equity Funds	71%	71%
Fixed Income Funds	29%	29%

Total	100%	100%

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

The following table represents the benefits expected to be paid for the Arch retirement plans:

($ in millions)	Pension Benefits	Other Postretirement Benefits
2007	$9.3	$1.6
2008	9.8	1.6
2009	10.5	1.6
2010	11.1	1.6
2011	11.9	1.6
Years 2012 to 2016	74.9	7.3

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006 and include estimated future employee service.

The annual measurement date is January 1 for the pension benefits and other postretirement benefits. For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans and pre-65 HMO plans was 10.25% and 9.50% in 2006 and 2005, respectively, decreasing to an ultimate trend rate of 4.5% in

2014. For non-bargained participants, Arch’s subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.

The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have the following effects at December 31, 2006:

	One Percentage Point
($ in millions)	Increase	Decrease
Effect on the net periodic postretirement benefit costs	$—	$—
Effect on the postretirement benefit obligation	0.1	(0.1)

As part of the acquisition of Hickson, the Company acquired the liability for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan. The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan for the years ended December 31, 2006 and 2005.

	Pension Benefits
($ in millions)	2006	2005
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$345.3	$350.7
Service cost (benefits earned during the period)	1.1	0.6
Interest cost on the projected benefit obligation	21.3	17.7
Participant contributions	0.3	0.2
Actuarial loss	40.7	26.6
Benefits paid	(24.4)	(12.1)
Foreign exchange impact	47.8	(38.4)

Projected benefit obligation at end of year	$432.1	$345.3

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$268.7	$260.8
Employer contributions	13.4	9.2
Benefits paid	(24.4)	(12.1)
Participant contributions	0.3	0.2
Actual return on plan assets (net of expenses)	19.2	39.7
Foreign exchange impact	36.2	(29.1)

Fair value of plan assets at end of year	$313.4	$268.7

Funded Status	$(118.7)	$(76.6)

Unrecognized net actuarial loss		99.8

Prepaid benefit cost		$23.2

Items not yet Recognized as a Component of Net Periodic Pension Cost:
Net loss	$147.3	n/a

Amounts Recognized in the Statement of Financial Position Consist of:
Total non-current benefit costs (Other Liabilities)	$(118.7)	$(72.4)

The following information is required to be separately disclosed for pension plans with an accumulated benefit obligation in excess of plan assets. The Company’s Hickson U.K. and the Hickson U.K. Senior Executive plans have an accumulated benefit obligation in excess of plan assets as of December 31, 2006 and 2005.

	Hickson U.K. Plan		Hickson U.K. Senior Executive Plan
($ in millions)	2006	2005	2006	2005
Accumulated benefit obligation	$415.6	$330.1	$14.3	$11.0
Projected benefit obligation	417.8	334.3	14.3	11.0
Fair value of plan assets	302.3	259.3	11.1	9.4

The weighted average assumptions used to determine the benefit obligation for the U.K. pension plans at December 31 were:

	Pension Benefits
	2006	2005
Weighted Average Rate Assumptions:
Discount rate	5.25%	5.00%
Rate of compensation increase	4.15%	4.05%

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	Pension Benefits
	2006	2005	2004
Weighted Average Rate Assumptions:
Discount rate	5.00%	5.50%	5.75%
Rate of compensation increase	4.05%	4.00%	3.90%
Long-term rate of return on assets	6.50%	6.75%	7.00%

For 2006 and 2005, the Company’s expected long-term rate of return on assets assumption was 6.75% and 7.00%, respectively, which was reduced by 0.25% to allow for administration expenses, which have been removed from the service cost. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

Benefit costs presented below were determined based on actuarial methods and include the following components:

($ in millions)	2006	2005	2004
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.1	$0.6	$0.5
Interest cost on the projected benefit obligation	21.3	17.7	17.6
Expected return on plan assets	(17.0)	(17.1)	(17.9)
Recognized actuarial loss	6.1	4.1	2.6

Net periodic benefit cost	$11.5	$5.3	$2.8

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. Cash funding in 2007 is currently expected to be approximately $6 million higher than 2006 and pension expense is expected to be approximately $1 million lower in 2007.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit expense during the next fiscal year are as follows:

($ in millions)	Pension Benefits
Net loss	$4.8

The Company’s U.K. pension plan asset allocation at December 31, 2006 and 2005 were:

	Hickson U.K. Pension Plan		Hickson U.K. Senior Executive Plan
	2006	2005	2006	2005
Asset Category:
Equity Funds	45%	44%	32%	32%
Fixed Income Funds	55%	56%	68%	68%

Total	100%	100%	100%	100%

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

The following table represents the benefits expected to be paid for the Hickson U.K. retirement plans:

(£ in millions)	Pension Benefits
2007	£8.3
2008	8.0
2009	8.6
2010	8.8
2011	8.8
Years 2012 to 2016	50.1

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006 and include the impact of estimated future employee service.

As part of the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company acquired certain liabilities for prior service associated with its U.K. defined benefit pension plan. Subsequent to the acquisition, a defined contribution plan was established for the transferred employees and no further future service benefit will be accrued in the defined benefit plan. As of December 31, 2006 and 2005, respectively, the projected benefit obligation of the plan was £13.9 million ($27.2 million) and £13.4 million ($23.1 million), the accumulated benefit obligation was £8.7 million ($17.2 million) and £8.3 million ($14.3 million), net assets of £10.2 million ($20.0 million) and £8.6 million ($15.0 million) and the accrued benefit was £3.6 million ($7.1 million) and £3.1 million ($5.4 million). The assumptions for the valuation are consistent with that of the Company’s other U.K. plans. During 2006 and 2005, the Company incurred £0.3 million ($0.6 million) related to this plan.

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

The Rabbi Trust invests its assets in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, which generally are expected to generate returns consistent with those credited to the participants. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity ($2.4 million at December 31, 2006 and 2005), with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income. The other assets of the Rabbi Trust are reported at fair market value in Other Assets in the Consolidated Balance Sheets ($7.2 million and $3.5 million at December 31, 2006 and 2005, respectively). The deferred compensation liability in Other Liabilities in the Consolidated Balance Sheets reflects the fair market value of the plan participants’ compensation deferrals ($10.3 million and $6.9 million at December 31, 2006 and 2005, respectively). Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income.

Contributing Employee Ownership Plan

Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan (“Arch CEOP”) which is a defined contribution plan available to all domestic employees. As of that date, the Company ended its participation in the Olin Corporation Contributing Employee Ownership Plan (“Olin CEOP”) and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under the Arch CEOP has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $3.3 million, $3.7 million and $3.4 million in 2006, 2005 and 2004, respectively.

16.	Stock Option and Shareholder Rights Plans

Stock Option Plans

On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” utilizing the modified prospective method. The Company had previously accounted for its stock-based compensation plans under the recognition and measurement provisions of APB 25, “Accounting for Stock Issued to Employees” and related interpretations as permitted by SFAS 123, “Accounting for Stock Based Compensation.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The four stock-based compensation plans are described below:

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

At December 31, 2006, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

The following table summarizes stock option activity during 2006, 2005 and 2004 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Prices
Balance, December 31, 2003	2,359	$23.81	$16.53 – 31.92
Options exercised	352	19.27	17.38 – 23.48
Options cancelled or forfeited	4	25.40	17.38 – 31.92

Balance, December 31, 2004	2,003	24.60	16.53 – 31.92

Options exercised	110	20.27	17.38 – 28.98
Options cancelled or forfeited	20	29.58	20.16 – 31.92

Balance, December 31, 2005	1,873	24.80	16.53 – 31.92

Options exercised	492	27.24	17.38 – 31.92
Options cancelled or forfeited	224	28.84	17.38 – 31.92

Balance, December 31, 2006	1,157	$22.99	$16.53 – 31.92

At December 31, 2006 and 2005, options covering 1,157,467 and 1,872,570 shares, respectively, were exercisable at weighted average exercise prices of $22.99 and $24.80, respectively. The average remaining contractual life was approximately three years.

The following table summarizes information about stock options outstanding at December 31, 2006 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$16.53 – $23.00	804	3 years	$19.40
$28.58 – $31.92	353	1 years	$31.17

	1,157

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 was $2.3 million.

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

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock, at each financial statement date until the award is settled. Total compensation expense of $6.3 million, $4.4 million and $9.4 million was recognized for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there was $10.1 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the year ended December 31, 2006 (number of awards in thousands):

Performance Awards
Balance, December 31, 2005	724
Awarded	296
Paid out	(219)
Cancelled or forfeited	(142)

Balance, December 31, 2006	659

At December 31, 2006 the closing stock price was $33.31. At December 31, 2006, no outstanding awards have vested.

Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in 1999. This plan is designed to prevent a potential acquirer from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the potential acquirer) to buy one one-thousandth share of Series A Participating Cumulative Preferred Stock at a purchase price of $125 per share. The rights are exercisable only if a person (or group of affiliated persons) acquires more than 15% of the Company’s common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company’s common stock. If any person acquires more than 15% of the Company’s common stock and effects a subsequent merger or combination with the Company, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a market value of twice the purchase price. The Company can redeem the rights at one cent per right for a certain period of time. The rights will expire on January 29, 2009, unless redeemed earlier by the Company.

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

At December 31, 2006, the Company has reserved 1,727,859 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

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

Retained Earnings

Retained earnings as of December 31, 2006 and 2005 include earnings (losses) since the Distribution.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Change in Fair Market Value of Derivative Contracts	Accumulated Other Comprehensive Loss
($ in millions)
Balance at December 31, 2003	$(11.6)	$(84.8)	$—	$(96.4)
2004 activity	19.5	(19.5)	(0.2)	(0.2)

Balance at December 31, 2004	7.9	(104.3)	(0.2)	(96.6)
2005 activity	(20.5)	(0.1)	—	(20.6)

Balance at December 31, 2005	(12.6)	(104.4)	(0.2)	(117.2)
2006 activity	40.0	(47.8)	1.0	(6.8)

Balance at December 31, 2006	$27.4	$(152.2)	$0.8	$(124.0)

Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31,
($ in millions)	2006	2005
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.2)	$(0.2)
Net gain on cash flow hedges	0.8	0.1
Reclassification into earnings	0.2	(0.1)

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$0.8	$(0.2)

18.	Segment Reporting

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

In 2006, the Company included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amounts previously allocated that are now included in Corporate Unallocated for the twelve months ended December 31, 2005 and 2004 were $4.5 million and $1.9 million, respectively.

Segment results for the three years ended December 31 were as follows:

($ in millions)	2006	2005	2004
Sales:
Treatment Products:
HTH Water Products	$496.6	$433.1	$366.0
Personal Care and Industrial Biocides	288.7	272.7	234.6
Wood Protection and Industrial Coatings	382.1	358.4	351.1

Total Treatment Products	1,167.4	1,064.2	951.7
Performance Products:
Performance Urethanes	244.1	222.0	145.0
Hydrazine	23.2	18.9	24.2

Total Performance Products	267.3	240.9	169.2

Total Sales	$1,434.7	$1,305.1	$1,120.9

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$43.0	$11.2	$7.8
Personal Care and Industrial Biocides	46.7	45.6	50.6
Wood Protection and Industrial Coatings	1.8	16.6	24.6

Total Treatment Products	91.5	73.4	83.0
Performance Products:
Performance Urethanes	18.5	19.8	(5.0)
Hydrazine	2.8	(0.8)	(2.5)

Total Performance Products	21.3	19.0	(7.5)
Corporate Unallocated	(34.6)	(12.2)	(28.0)

Total Segment Operating Income, including Equity Income in
Affiliated Companies	78.2	80.2	47.5
Restructuring Expense	—	—	(1.7)
Impairment Expense	(23.5)	(0.9)	(2.9)
Equity in Earnings of Affiliated Companies	(0.8)	(13.1)	(4.0)

Total Operating Income	53.9	66.2	38.9
Interest expense, net	(20.5)	(19.7)	(18.6)

Total Income from Continuing Operations before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	$33.4	$46.5	$20.3

Equity Income (Loss) in Affiliated Companies:
Treatment Products:
HTH Water Products	$—	$2.6	$2.3
Wood Protection and Industrial Coatings	0.8	(0.2)	2.2

Total Treatment Products	0.8	2.4	4.5
General Corporate Unallocated	—	10.7	(0.5)

Total Equity Income in Affiliated Companies	$0.8	$13.1	$4.0

($ in millions)	2006	2005	2004
Depreciation Expense:
Treatment Products:
HTH Water Products	$11.4	$12.4	$13.4
Personal Care and Industrial Biocides	10.9	12.0	11.7
Wood Protection and Industrial Coatings	6.5	6.6	7.4

Total Treatment Products	28.8	31.0	32.5
Performance Products:
Performance Urethanes	4.3	5.1	4.5
Hydrazine	2.3	3.2	4.7

Total Performance Products	6.6	8.3	9.2

Total Depreciation Expense	$35.4	$39.3	$41.7

Amortization Expense:
Treatment Products:
HTH Water Products	$0.8	$0.6	$0.3
Personal Care and Industrial Biocides	5.8	4.8	3.0
Wood Protection and Industrial Coatings	2.1	1.8	1.7

Total Treatment Products	8.7	7.2	5.0
Performance Products	0.2	0.2	0.2

Total Amortization Expense	$8.9	$7.4	$5.2

Capital Spending:
Treatment Products:
HTH Water Products	$8.7	$4.9	$6.0
Personal Care and Industrial Biocides	8.2	6.3	4.3
Wood Protection and Industrial Coatings	5.6	4.7	6.0

Total Treatment Products	22.5	15.9	16.3
Performance Products:
Performance Urethanes	3.5	2.4	1.1
Hydrazine	0.7	—	0.9

Performance Products	4.2	2.4	2.0

Total Capital Spending	$26.7	$18.3	$18.3

Total Assets:
Treatment Products:
HTH Water Products	$272.0	$243.2	$217.3
Personal Care and Industrial Biocides	322.1	283.3	296.1
Wood Protection and Industrial Coatings	312.7	303.0	359.7

Total Treatment Products	906.8	829.5	873.1
Performance Products:
Performance Urethanes	87.8	82.7	73.6
Hydrazine	10.7	12.9	16.9

Total Performance Products	98.5	95.6	90.5
Other	144.3	143.7	136.4

Total Assets	$1,149.6	$1,068.8	$1,100.0

Investment & Advances—Affiliated Companies at Equity:
Treatment Products:
HTH Water Products	$—	$—	$9.4
Wood Protection and Industrial Coatings	6.8	5.7	6.1

Total Treatment Products	6.8	5.7	15.5

Total Investment & Advances—Affiliated Companies at Equity	$6.8	$5.7	$15.5

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense, if any. Included in the results of Corporate Unallocated is equity income of the Planar Solutions joint venture through November 2005, the date of its sale, and includes the gain on sale of the joint venture of $10.2 million. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and losses that are directly related to the segments are included in segment operating results. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, certain deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by reportable business unit substantially represent sales for the major product lines of the Company.

Geographic area information for the periods ended December 31, were as follows:

($ in millions)	2006	2005	2004
Sales
United States	$723.1	$667.0	$557.8

Europe, Africa and the Middle East	423.9	403.2	373.4
Latin America and Canada	183.3	135.1	101.9
Pacific Rim	104.4	99.8	87.8

Total Foreign Sales	711.6	638.1	563.1

Total Sales	$1,434.7	$1,305.1	$1,120.9

Long-lived Assets (excludes Goodwill)
United States	$198.0	$182.5	$211.4

Italy	48.7	49.8	51.4
England	136.8	128.1	145.5
Europe (remaining), Africa and the Middle East	18.6	16.1	19.1
Latin America and Canada	19.5	11.2	9.4
Pacific Rim	14.0	10.0	12.4

Total Foreign Long-lived Assets	237.6	215.2	237.8

Total Long-lived Assets	$435.6	$397.7	$449.2

Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $119.9 million, $98.9 million and $76.2 million in 2006, 2005 and 2004, respectively.

19.	Acquisitions

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its HTH water products joint venture, Nordesclor. The total purchase price, net of cash received, was $16.8 million, inclusive of expenses paid and a working capital adjustment, which was paid in 2006. The purchase price is further subject to a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next two years. The acquisition was financed through local borrowings and available cash.

Annual sales for Nordesclor for the years ended December 31, 2005 and 2004 were $30.4 million and $24.6 million, respectively. Net income for Nordesclor for the years ended December 31, 2005 and 2004 was $5.2 million and $4.6 million, respectively. In 2005 and 2004, the Company recorded its proportionate share of the results of operations of the Nordesclor joint venture as a component of Equity in Earnings of Affiliated Companies in the Consolidated Income Statement. As of December 31, 2005, the Company has consolidated the balance sheet and effectively eliminated the Investment of the Affiliated Company from its Consolidated Balance Sheet. The preliminary supplemental cash flow information, which includes the final working capital adjustment, on the business acquired is as follows:

($ in millions)
Working Capital	$9.5
Property, plant and equipment, net	6.5
Goodwill.	9.0
Non-Current Liabilities.	(0.5)
Investment & Advances—Affiliated Companies at Equity.	(7.7)

Cash paid, net of cash received	$16.8

During 2006, the Company completed its purchase accounting related to the acquisition of Nordesclor and as a result has recorded intangible assets of $8.5 million. These assets have been reclassified from the original goodwill balance. Of the $8.5 million acquired intangible assets, $2.5 million was assigned to tradenames which is not subject to amortization as it has an indefinite life. The remaining $6.0 million of acquired intangible assets have a weighted average useful life of approximately 11 years and include customer lists of $5.4 million (10-year life), developed technology of $0.5 million (15-year life) and a non-compete agreement of $0.1 million (14-year life).

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The results of these operations have been included in the Company’s consolidated financial statements since that date. The total purchase price, net of cash acquired, was approximately $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The payment consisted of cash and 669,750 shares of Arch common stock which was valued at $15.7 million. The fair value of the common stock issued was determined based on the average market price of Arch’s common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced, including a discount due to the fact that the shares contained certain restrictions that limit their immediate marketability. The purchase price was further subject to contingent payments of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. Since the acquisition, the Company has accrued $5.0 million with a corresponding increase to goodwill, all but $0.9 million has been paid as of December 31, 2006. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration split equally between contingent cash payments and up to 223,250 additional shares of Arch common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which was issued in January 2005 with a value of $1.7 million. The contingent cash payments of $1.0 million were earned based upon cumulative global net sales of certain products through 2005. Since the acquisition, the Company has accrued $1.0 million with a corresponding increase to goodwill, all of which has been paid. The acquisition was financed principally from borrowings under the Company’s revolving credit facility.

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

Included in the current liabilities in the opening balance sheet is an accrual for $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S. As of December 31, 2006 all payments have been made.

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

Supplemental Pro Forma Information

The table below presents unaudited pro forma financial information in connection with the Avecia acquisition as if it had occurred on January 1, 2004. In addition, the Company has excluded from the pro forma information the results of operations of the microelectronic materials business as if the sale had occurred on January 1, 2004.

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

($ in millions, except per share amounts)	Twelve Months Ended December 31, 2004
Sales	$1,160.0
Income from continuing operations before cumulative effect of accounting change	$20.0
Net Income	$22.6
Basic income per common share
Continuing operations before cumulative effect of accounting change	$0.85
Net Income	$0.96
Diluted income per common share
Continuing operations before cumulative effect of accounting change	$0.84
Net Income	$0.95

20.	Commitments and Contingencies

Leases

The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties may contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $15.3 million in 2006, $15.3 million in 2005 and $14.8 million in 2004 (sublease income and contingent rent expense is not significant).

Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 are as follows: $10.6 million in 2007; $7.9 million in 2008; $7.1 million in 2009; $5.3 million in 2010; $2.3 million in 2011 and $4.5 million thereafter.

Litigation

The Company was a co-defendant in consolidated litigation arising from a fire in August 2000, which destroyed a warehouse in which the Company’s water treatment products were stored. The portion of the litigation involving claims by individuals was settled and the settlement amount was paid by the Company in 2004. In 2006, the remaining claims were settled for amounts previously reserved for in the consolidated financial statements and the case was dismissed.

In April 2004, the Company was served with a complaint by two parents, their minor child and the parents acting as personal representatives of the estates of their two other children. In the complaint, which was initially filed in Oregon state court against the Company, two of its subsidiaries, and others, plaintiffs alleged that a fire caused by a spontaneous exothermic chemical reaction of the Company’s pool chlorination products with other common household products erupted in the parents’ vehicle while occupied by the family. In 2006, the Company settled the case within its insurance limits and paid $3.0 million which had previously been accrued.

There are no CCA-related putative class action lawsuits pending against the Company or its subsidiaries, but there are fewer than ten other CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company and its subsidiaries deny the material allegations of all the various CCA-related claims and have vigorously defended and will continue to vigorously defend them. As a result, legal defense and related costs associated with these cases were significant in 2004, and may be significant in the future. Based on the information currently available to the Company, the Company does not believe the resolution of these cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.4 million accrued for the remaining open tax year. As of December 31, 2006, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and a current KANZ and KAIP Board member, and certain unrelated entities, were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. The NZCC sought unspecified fines, injunctive relief, and legal costs, among other things. In April 2006, the High Court of New Zealand approved the joint venture’s proposed settlement with the NZCC. The settlement called for the payment of NZ $3.7 million ($2.2 million) and discontinued the proceedings against KANZ, KAIP and the board member. As of December 31, 2006, this penalty has been paid.

Similarly, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian joint venture company in which the Company owns indirectly a 49% interest and the majority shareholder of KANZ, made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC granted immunity to KAWP, subject to fulfillment of certain conditions. If conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, and several other companies and individuals unrelated to the Company. The complaint alleges, among other things, that plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.3 million) in damages plus unspecified punitive damages and injunctive relief. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

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

As part of the Hickson organics disposition in August 2003, the Company continues to be responsible for known environmental matters at the Castleford, England site. Such matters have previously been accrued for in its environmental reserve included in the Consolidated Financial Statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. The Company’s maximum aggregate liability for such unknown environmental matters is £5.0 million. However, in September 2005, the purchaser went into liquidation and is highly unlikely to be able to honor its environmental indemnification commitments to the Company. The receiver is in the process of selling off purchaser’s assets and has recently sold the purchaser’s ownership interest in the land and equipment of the former Hickson plant site in Castleford, England. The Company does not believe there has been any change in its environmental exposure at the site.

The Company does not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, sulfuric acid and the Hickson organics dispositions, aside from what has already been provided for by the Company for the microelectronic materials and Hickson organics Castleford location. The Company has estimated that the fair value of any such additional exposure would be immaterial.

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.1 million and $6.3 million at December 31, 2006 and 2005, respectively. The Company’s estimated environmental liability relates to eight sites, six of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2006, the Company had estimated additional contingent environmental liabilities of approximately $8 million.

21.	U.S. Government Contract

On March 29, 2005, the Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had been awarded a 20-year hydrazine propellant supply contract for approximately $149 million for the production, storage, distribution and handling of hydrazine propellants for the U.S. Government. The Company began receiving monthly maintenance fee payments in the first quarter of 2006. Full-scale production is scheduled to begin in 2010.

In February 2004, the Company was awarded a twenty-five month contract valued at $11.9 million, with the DESC for Ultra Pure™ hydrazine. This contract began January 1, 2005 and provided fuel for various space programs. The contract expired on January 31, 2007.

In 2006, 2005 and 2004, the Company’s performance products segment sales include $11.4 million, $6.7 million and $12.4 million, respectively, related to these agreements.

22.	Restructuring and Other (Gains) and Losses

Restructuring

Restructuring

Restructuring expense of $1.7 million in 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves for revisions to previous plans’ estimates. All major activities related to the 2004 plan have been completed.

As a result of the acquisition in 2004 of the Avecia pool & spa and protection & hygiene businesses, the Company incurred $4.6 million for headcount reductions at the U.S. and U.K. locations and office closure costs in the U.S which has been included as a component of goodwill. As of December 31, 2006, all payments have been made related to this plan.

As of December 31, 2006, all affected employees have been notified of their termination; of these, some are still receiving severance benefits. At December 31, 2006 and 2005, $0.1 million and $0.4 million, respectively, of restructuring reserves were included in Accrued Liabilities in the accompanying Consolidated Balance Sheets.

Other (Gains) and Losses

Other (gains) and losses in 2006 includes pre-tax gains from the sale of excess land of $0.8 million, the sale of certain assets in Brazil of $0.4 million and $1.2 million from the sale of an investment in an industrial coatings business.

Other (gains) and losses in 2005 includes the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. Total proceeds of the sale were $6.0 million. This item was partially offset by an additional charge of $1.9 million for penalties and interest related to the Brazilian state import tax claim initially recorded in 2004, in the performance urethanes, HTH water products and hydrazine businesses.

Other (gains) and losses in 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million in the performance urethanes, HTH water products and hydrazine businesses, offset by the pre-tax gain of $0.6 million on the sale of a building in the personal care business.

23.	Quarterly Financial Data (Unaudited)

($ in millions, except per share amounts)
2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$317.8	$446.1	$354.9	$315.9	$1,434.7
Gross margin	87.9	128.7	87.2	75.0	378.8
Net income (loss) (a)	5.7	29.5	7.3	(28.3)	14.2
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	0.25	1.22	0.30	(1.17)	0.61
Diluted income (loss) per share	0.24	1.22	0.30	(1.18)	0.58
Stock market price:
High	32.89	36.75	37.21	35.10	37.21
Low	27.19	29.33	24.94	26.89	24.94
Close (at end of quarter)	30.40	36.05	28.45	33.31	33.31
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$301.3	$411.3	$314.2	$278.3	$1,305.1
Gross margin	83.7	116.7	83.1	67.7	351.2
Net income (b)	3.6	27.4	5.9	3.6	40.5
Diluted income per share from continuing operations before cumulative effect of accounting change	0.15	1.03	0.28	0.21	1.67
Diluted income per share	0.15	1.15	0.25	0.15	1.70
Stock market price:
High	29.29	29.90	26.88	31.14	31.14
Low	25.76	22.63	22.90	21.96	21.96
Close (at end of quarter)	28.47	24.96	23.25	29.90	29.90
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

(a)	Net income in the fourth quarter of 2006 includes the $23.5 million impairment to the industrial coatings goodwill.
(b)	Net Income in fourth quarter of 2005 includes a pre-tax gain on the sale of the Company’s Planar Solutions joint venture of $10.2 million as well as a pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. These items were partially offset by an additional charge of $1.0 million for penalties and interest related to the Brazilian state import tax claim initially recorded in 2004 in the performance urethanes, HTH water products and hydrazine businesses (see Note 22 for more information).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the

Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based such assessment upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included on the following page.

Michael E. Campbell	Louis S. Massimo
Chairman of the Board, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Arch Chemicals, Inc.:

We have audited management's assessment, included in the accompanying Management Report, that Arch Chemicals, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Arch Chemicals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, Arch Chemicals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, Connecticut

February 27, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information relating to the Company’s Directors under the heading “Who are the persons nominated by the Board in this election to serve as directors?” and “Who are the other remaining directors and when are their terms scheduled to end?” in the section entitled “Item 1—Election of Directors” in the Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference into this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Security Ownership of Directors and Officers” in the Proxy Statement is incorporated by reference into this Report. The information under the heading “Has the Company adopted a Code of Ethics and a policy regarding approval of related party transactions?” in the section entitled “Additional Information Regarding the Board of Directors” in the Proxy Statement is incorporated by reference into this Report. The information under “Audit Committee” and “Committee Charters” under the heading “What are the committees of the Board” in the section entitled “Additional Information Regarding the Board of Directors” in the Proxy Statement is incorporated by reference into this Report.

Item 11.	Executive Compensation

The information in the sections entitled “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning holdings of Company stock by certain beneficial owners contained in the section entitled “Certain Beneficial Owners” in the Proxy Statement and the information concerning beneficial ownership of the Company’s common stock by directors and officers of the Company in the section entitled “Security Ownership of Directors and Officers” in the Proxy Statement are incorporated by reference into this Report.

Equity Compensation Plan Information as of December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,157,467	$22.99	587,463
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	1,157,467	$22.99	587,463

(1)	Figures include information for equity compensation plans of Olin that issued in 1999 options to acquire shares of the Company’s common stock in exchange for old Olin options as part of an equitable adjustment made in connection with the spinoff of the Company from Olin in 1999. No further options to acquire the Company’s common stock may be issued under such plans. As of December 31, 2006, 232,940 of these options were outstanding.
(2)	587,463 of the shares shown may be issued in connection with future grants of stock-based awards and future deferrals of compensation to stock accounts. 41,874 of the shares shown relate to various current deferrals of awards or compensation in the form of phantom shares payable in shares of the Company’s common stock at the end of the deferral period. Shares remaining available for future issuance by plan are: 547,945 under the 1999 Long Term Incentive Plan, 22,447 under the 1999 Stock Plan for Non-Employee Directors and 17,071 under the Employee Deferral Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the headings “Has the Board of Directors adopted Principles of Corporate Governance?”, “What is the categorical independence standard used by the Board to determine whether Board members are independent?” and “Has the Company adopted a Code of Ethics and a policy regarding approval of related party transactions?” in the section entitled “Additional Information Regarding the Board of Directors” in the Proxy Statement is incorporated by reference into this Report.

Item 14.	Principal Accountant Fees and Services

The information contained under the headings “What were KPMG audit fees in 2005 and 2006?” and “Pre-Approval Policies and Provisions” in the section entitled “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference into this Report.

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

The financial statements of the Company’s Nordesclor joint venture and Koppers Arch joint venture have been summarized within the Notes to the Consolidated Financial Statements due to the significance of their results to the consolidated Company for 2004. Separate financial statements of the remaining 50% or less owned companies accounted for by the equity method are not summarized herein and have been omitted because they would not constitute a significant subsidiary.

3. Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10.6 through 10.18 below.

2.1	Share Purchase Agreement, dated August 11, 2003, among Hickson Limited, Greentag (8) Limited, Hickson International Limited, Arch Chemicals, Inc. and Hickson & Welch Chemical Products Limited—Exhibit 2 to the Company’s Current Report on Form 8-K, filed August 18, 2003.*

2.2	Restated Sale and Purchase Agreement dated as of 8th March 2004, among Avecia Investments Limited and others and Arch Chemicals, Inc., restating an agreement made between the parties on 4th March 2004—Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

2.3	Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed October 25, 2004.*

2.4	First Amendment dated as of November 30, 2004 to the Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed December 6, 2004.*

3.1	Amended and Restated Articles of Incorporation of the Company—Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

3.2	Bylaws of the Company as amended October 26, 2006—Exhibit 3 to the Company’s Current Report on Form 8-K, filed October 31, 2006.*

4.1	Specimen Common Share certificate—Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended.*

4.2	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 hereto).*

4.3	Bylaws of the Company (filed as Exhibit 3.2 hereto).*

4.4(a)	Rights Agreement dated as of January 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent—Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

4.4(b)	Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q, for the period ending June 30, 1999.*

4.4(c)	Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4(a) hereto).*

4.6	Revolving Credit Agreement, dated as of June 15, 2006 among Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, SunTrust Bank, as Documentation Agent, and Bank of America, National Association and Citizens Bank of Massachusetts, as Co-Syndication Agents,—Exhibit 4 to the Company’s Current Report on Form 8-K filed June 20, 2006.*

4.7(a)	Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

4.7(b)	First Amendment entered into as of February 27, 2004 relating to the Note Purchase Agreement dated as of March 20, 2002 among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

4.7(c)	Second Amendment, dated as of May 12, 2006, to Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006.*

10.1	Distribution Agreement, dated as of February 1, 1999, between the Company and Olin—Exhibit 2 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

10.2	Form of Employee Benefits Allocation Agreement between the Company and Olin—Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.3	Form of Intellectual Property Transfer and License Agreement between the Company and Olin—Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended.*

10.4	Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.5	Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.6(a)	Form of Executive Agreement—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

10.6(b)	Form of Change in Control Agreement—Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

10.7	1999 Stock Plan for Non-employee Directors, as amended October 28, 2004—Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2004.*

10.8	1999 Long Term Incentive Plan, as amended through February 9, 2005—Exhibit 10.9 to the Company’s Annual Report on Form 10-K.*

10.9(a)	Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003—Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.9(b)	Amendment, dated as of November 3, 2005, to the Supplemental Contributing Employee Ownership Plan—Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.10(a)	Supplementary and Deferral Benefit Pension Plan, as amended July 29, 1999—Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*

10.10(b)	Amendment, dated as of November 3, 2005, to the Arch Supplementary and Deferral Benefit Pension Plan—Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.11(a)	Senior Executive Pension Plan, as amended and restated as of October 23, 2003—Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.11(b)	Amendment, dated as of November 3, 2005, to the Arch Senior Executive Pension Plan—Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.12(a)	Employee Deferral Plan, as amended and restated January 30, 2003—Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.12(b)	Amendment, dated as of November 3, 2005, to the Arch Chemicals, Inc. Employee Deferral Plan—Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.13	Senior Executive Life Insurance Plan (effective December 6, 2005)—Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.14	Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9, 1999 and April 27, 2000—Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*

10.15	Senior Management Incentive Compensation Plan, as amended through February 9, 2005—Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.16	Form of Award Description and Agreement for Performance Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan—Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.17	Form of Award Description and Agreement for Performance Retention Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan—Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.18(a)	Additional details regarding the 2004 Awards—Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2005.*

10.18(b)	Additional details regarding the 2005 Awards—Section 1.01 of the Company’s Current Report on Form 8-K, filed February 14, 2005.*

10.18(c)	Additional details regarding 2006 Awards—Section 1.01 of the Company’s Current Report on Form 8-K, filed February 10, 2006.*

10.19(a)	Receivables Sale Agreement, dated as of June 27, 2005, among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

10.19(b)	Amendment No. 1 to Receivables Sale Agreement, dated July 28, 2005 among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005.*

10.19(c)	Receivables Purchase Agreement, dated as of June 27, 2005, among Arch Chemicals Receivables Corp., the Company, Three Pillars Funding LLC and SunTrust Capital Markets, Inc., as Administrator—Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

21.	List of Subsidiaries.

23.	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CHEMICALS, INC.

By	/s/ MICHAEL E. CAMPBELL
Michael E. Campbell
Chairman of the Board, President and
Chief Executive Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MICHAEL E. CAMPBELL Michael E. Campbell	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD E. CAVANAGH Richard E. Cavanagh	Director

/s/ H. WILLIAM LICHTENBERGER H. William Lichtenberger	Director

/s/ MICHAEL O. MAGDOL Michael O. Magdol	Director

/s/ DANIEL S. SANDERS Daniel S. Sanders	Director

/s/ JOHN P. SCHAEFER John P. Schaefer	Director

/s/ JANICE J. TEAL Janice J. Teal	Director

/s/ DOUGLAS J. WETMORE Douglas J. Wetmore	Director

/s/ LOUIS S. MASSIMO Louis S. Massimo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEVEN C. GIULIANO Steven C. Giuliano	Controller (Principal Accounting Officer)

Date: February 27, 2007

Printed on Recycled Paper