Form 10-Q
period 2007-03-31
ARCH CHEMICALS INC
filed 2007-05-03
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1 par value per share	24,307,561 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60.6	$82.4
Accounts receivable, net	157.5	143.9
Short-term investment	62.7	72.5
Inventories, net	234.7	182.4
Other current assets	28.4	29.9

Total current assets	543.9	511.1
Investments and advances—affiliated companies at equity	6.9	6.8
Property, plant and equipment, net	190.2	193.2
Goodwill	203.4	202.9
Other intangibles	152.0	153.6
Other assets	81.9	82.0

Total assets	$1,178.3	$1,149.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8.4	$6.5
Current portion of long-term debt	0.8	149.0
Accounts payable	204.7	183.6
Accrued liabilities	72.2	91.5

Total current liabilities	286.1	430.6
Long-term debt	212.2	62.4
Other liabilities	297.4	290.4

Total liabilities	795.7	783.4
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
24.2 shares issued and outstanding (24.1 in 2006)	24.2	24.1
Additional paid-in capital	438.2	434.8
Retained earnings	41.0	31.3
Accumulated other comprehensive loss	(120.8)	(124.0)

Total shareholders’ equity	382.6	366.2

Total liabilities and shareholders’ equity	$1,178.3	$1,149.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Sales	$326.0	$317.8
Cost of goods sold	233.6	229.9
Selling and administration	72.9	69.1
Research and development	4.7	4.6
Other (gains) and losses	(12.8)	—
Interest expense	5.1	5.5
Interest income	0.6	0.2

Income from continuing operations before equity in earnings of affiliated companies and taxes	23.1	8.9
Equity in earnings of affiliated companies	—	0.2
Income tax expense	8.5	3.0

Income from continuing operations	14.6	6.1
Loss from discontinued operations, net of tax	—	(0.4)

Net income	$14.6	$5.7

Basic income per common share:
Continuing operations	$0.60	$0.25
Discontinued operations	—	(0.01)

Basic income per common share	$0.60	$0.24

Diluted income per common share:
Continuing operations	$0.60	$0.25
Discontinued operations	—	(0.01)

Diluted income per common share	$0.60	$0.24

Weighted average common shares outstanding:
Basic	24.2	23.9

Diluted	24.4	24.1

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$14.6	$5.7
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Loss from discontinued operations	—	0.4
Equity in (earnings) of affiliates	—	(0.2)
Depreciation and amortization	11.3	11.3
Deferred taxes	4.9	0.7
Other (gains) and losses	(12.8)	—
Restructuring payments	—	(0.1)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	47.0	53.6
Receivables	(36.8)	(43.7)
Inventories	(51.4)	(53.4)
Other current assets	(0.5)	0.3
Accounts payable and accrued liabilities	11.3	12.5
Noncurrent liabilities	(1.6)	5.7
Other operating activities	(1.9)	0.4

Net operating activities from continuing operations	(15.9)	(6.8)
Cash flows of discontinued operations	0.1	(0.2)

Net operating activities	(15.8)	(7.0)

Investing activities
Capital expenditures	(9.2)	(3.4)
Businesses acquired in purchase transaction, net of cash acquired	—	(1.2)
Cash payments from the sale of a business	—	(0.2)
Cash proceeds from the sale of land and property	2.8	—
Other investing activities	(1.4)	(1.3)

Net investing activities	(7.8)	(6.1)

Financing activities
Long-term debt borrowings	150.0	—
Long-term debt repayments	(149.2)	(1.5)
Short-term debt borrowings	2.0	4.6
Dividends paid	(4.9)	(4.8)
Proceeds from stock options exercised and other financing activities	3.5	6.9

Net financing activities	1.4	5.2

Effect of exchange rate changes on cash and cash equivalents	0.4	0.7

Net decrease in cash and cash equivalents	(21.8)	(7.2)
Cash and cash equivalents, beginning of year	82.4	43.1

Cash and cash equivalents, end of period	$60.6	$35.9

Supplemental cash flow information
Income taxes, net	$1.7	$1.2

Interest paid	$10.6	$10.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2006. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Share-Based Compensation

The Company accounts for its four stock-based compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, utilizing the modified prospective method. The following table summarizes stock option activity for the three months ended March 31, 2007 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2006	1,157	$22.99	$16.53 —31.92
Options exercised	133	23.98	18.52 — 31.92
Options cancelled or forfeited	14	28.33	17.38 — 28.58

Balance, March 31, 2007	1,010	$22.79	$16.53 —31.92

The following table summarizes information about stock options outstanding at March 31, 2007 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$16.53 — $23.00	737	3 years	$19.40
$31.92	273	<1 year	$31.92

	1,010

The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $1.2 million and $0.7 million, respectively.

As part of the 1999 Long Term Incentive Plan, the Company currently grants selected executives and other key employees performance awards whose vesting is contingent upon meeting various performance measures and contains a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The award of performance units was designed to recognize and reward targeted return on equity (“ROE”). The performance awards are earned at the end of the three-year period provided the ROE target is achieved for that third year. There is an opportunity for accelerated payout of the performance awards if the ROE target is met or exceeded by the end of the second year after the grant. If the ROE target is not achieved by the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out in cash as soon as administratively feasible following the end of year six if the executive is still employed at the Company.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock, at each financial statement date until the award is settled. Total compensation expense of $1.3 million and $1.1 million was recognized for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $15.4 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the three months ended March 31, 2007 (number of awards in thousands):

Performance Awards
Balance, December 31, 2006	659
Awarded	260
Paid out	—
Cancelled or forfeited	7

Balance, March 31, 2007	912

As of March 31, 2007 the closing stock price was $31.22. All performance awards vest upon attainment of the various financial targets or a portion after the retention period. As of March 31, 2007, these outstanding awards have not yet vested.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of 0.3 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three months ended March 31, 2006.

	Three Months Ended March 31,
(in millions)	2007	2006
Basic	24.2	23.9
Common equivalent shares from stock options using the treasury stock method	0.2	0.2

Diluted	24.4	24.1

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At March 31, 2007, the Company, through ACRC, sold $47.0 million of participation interests in $109.7 million of accounts receivable. This sale has been reflected as a reduction of receivables in the condensed consolidated balance sheet. At December 31, 2006, the Company, through ACRC, had not sold any participation interests in its accounts receivable under the prior program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $62.7 million and $72.5 million at March 31, 2007 and December 31, 2006, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($0.8 million at March 31, 2007 and $0.9 million at December 31, 2006) and had not been discounted due to the short-term nature of the underlying financial assets.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The costs of the program for the three months ended March 31, 2007 and 2006 of $0.4 million are included in Selling and administration expense in the accompanying Condensed Consolidated Statements of Income. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

Included in Accounts receivable, net and Other Assets at December 31, 2006 was a current and non-current receivable in total of $2.8 million for the remaining outstanding note from the sale of excess land in 2003, which required an interim payment of $1.2 million plus interest to be paid in September 2007 with the final payment to be paid on September 30, 2008. In February 2007, the Company received full payment of $2.8 million for the outstanding note.

5. Inventories

($ in millions)	March 31, 2007	December 31, 2006
Raw materials and supplies	$65.5	$54.0
Work in process	10.3	8.1
Finished goods	216.3	177.7

Inventories, gross	292.1	239.8
LIFO reserve	(57.4)	(57.4)

Inventories, net	$234.7	$182.4

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2007 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2007.

6. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2006	$38.8	$85.0	$74.7	$198.5	$4.4	$202.9
Foreign exchange and other	—	0.2	0.3	0.5	—	0.5

Balance, March 31, 2007	$38.8	$85.2	$75.0	$199.0	$4.4	$203.4

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007			December 31, 2006
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	82.1	21.7	60.4	81.7	20.1	61.6
Toxicology database	17.9	3.7	14.2	17.8	3.4	14.4
Developed technology	15.5	2.6	12.9	15.4	2.3	13.1
Other	8.7	3.8	4.9	9.9	4.5	5.4

Total amortizable other intangibles	124.4	32.0	92.4	125.0	30.5	94.5
Total non-amortizable other intangibles — trademarks	60.0	0.4	59.6	59.5	0.4	59.1

Total other intangibles	$184.4	$32.4	$152.0	$184.5	$30.9	$153.6

Amortization expense for the three months ended March 31, 2007 and 2006 was $2.4 million and $2.1 million, respectively. Estimated amortization expense is $9.7 million for the year ended December 31, 2007, $9.3 million for the year ended 2008, and $8.3 million for each of the years ended December 31, 2009 through 2011.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2007, the Company completed these procedures and concluded that no impairment existed as of January 1, 2007.

7. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $58.8 million at March 31, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.125% at March 31, 2007). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There was $150.0 million outstanding under the credit facility at March 31, 2007 and no outstanding borrowings at December 31, 2006.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used the credit facility to pay off the Series A notes in March 2007. The Company’s senior notes contain a quarterly leverage ratio covenant of 3.50 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a fixed coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $32.9 million at March 31, 2007.

At March 31, 2007, the Company had $42.2 million of outstanding letters of credit and no letters of guarantee outstanding.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2007. During the three months ended March 31, 2007 and 2006, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.

At March 31, 2007 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $16.5 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $9.6 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counterparties to these agreements were major financial institutions. The agreements expired in March 2007.

9. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of March 31, 2007 and 2006 the components of net periodic benefit costs for the Arch U.S. Pension and Retirement Plans were as follows:

	Pension Benefits		Postretirement Benefits
($ in millions)	2007	2006	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.9	$1.9	$0.1	$0.1
Interest cost on the projected benefit obligation	4.1	3.7	0.2	0.2
Expected return on plan assets	(3.7)	(3.6)	—	—
Amortization of prior service cost	—	—	0.1	0.1
Recognized actuarial loss	1.3	1.2	—	—

Net periodic benefit cost	$3.6	$3.2	$0.4	$0.4

Hickson U.K. Pension Plans

As of March 31, 2007 and 2006, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Pension Benefits
($ in millions)	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.8	$0.2
Interest cost on the projected benefit obligation	5.6	4.3
Expected return on plan assets	(4.8)	(4.1)
Recognized actuarial loss	1.2	1.4

Net periodic benefit cost	$2.8	$1.8

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There are no minimum funding requirements for 2007 for the Company’s U.S. pension plans, due primarily to the voluntary pension funding made in 2006 and 2005 of $5.0 million and $36.2 million, respectively. Pension expense is expected to be comparable to 2006. The Company has minimum funding requirements for its U.K. pension plans of approximately $20 million, which is approximately $6 million higher than 2006, and pension expense is expected to be approximately $1 million lower in 2007. As of March 31, 2007, there have been no contributions made to the Arch U.S. pension plans and $9.1 million was contributed to the U.K. pension plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At March 31, 2007, the Company had $8.9 million in Other assets and a deferred compensation liability of $11.6 million in Other liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2006, the Company had $7.2 million in Other assets and a deferred compensation liability of $10.3 million in Other liabilities in the Condensed Consolidated Balance Sheets. In addition, at March 31, 2007 and December 31, 2006, respectively, the Company had $2.4 million recorded as a reduction to equity for the Company’s stock held in the Rabbi Trust.

10. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
($ in millions)	2007	2006
Net income	$14.6	$5.7
Foreign currency translation adjustments	3.4	4.2
Net unrealized loss on derivative instruments	(0.2)	—

Total other comprehensive income	3.2	4.2

Comprehensive income	$17.8	$9.9

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity.

11. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
($ in millions)	2007	2006
Beginning balance of accumulated net unrealized loss on derivative instruments	$0.8	$(0.2)
Net gain (loss) on cash flow hedges	(0.1)	—
Reclassification into earnings	(0.1)	—

Ending balance of accumulated net unrealized loss on derivative instruments	$0.6	$(0.2)

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

In the second quarter of 2006, the Company included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company has reclassified prior period amounts to conform to the current presentation. The amount previously allocated that is now included in Corporate Unallocated for the three months ended March 31, 2006 is $1.6 million.

	Three Months Ended March 31,
($ in millions)	2007	2006
Sales:
Treatment Products:
HTH Water Products	$95.6	$99.4
Personal Care and Industrial Biocides	76.9	66.4
Wood Protection and Industrial Coatings	91.1	87.2

Total Treatment Products	263.6	253.0
Performance Products:
Performance Urethanes	57.7	60.4
Hydrazine	4.7	4.4

Total Performance Products	62.4	64.8

Total Sales	$326.0	$317.8

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$4.5	$4.8
Personal Care and Industrial Biocides	14.2	11.3
Wood Protection and Industrial Coatings	1.3	1.4

Total Treatment Products	20.0	17.5
Performance Products:
Performance Urethanes	2.7	4.0
Hydrazine	13.1	(0.2)

Total Performance Products	15.8	3.8
Corporate Unallocated	(8.2)	(6.9)

Total Segment Operating Income, including Equity Income in Affiliated Companies	27.6	14.4
Equity in Earnings of Affiliated Companies	—	(0.2)

Total Operating Income	27.6	14.2
Interest expense, net	(4.5)	(5.3)

Total Income from Continuing Operations before Equity Income in Affiliated Companies and Taxes	$23.1	$8.9

Capital Spending:
Treatment Products:
HTH Water Products	$1.4	$1.0
Personal Care and Industrial Biocides	4.4	1.3
Wood Protection and Industrial Coatings	2.2	0.6

Total Treatment Products	8.0	2.9
Performance Products:
Performance Urethanes	1.1	0.5
Hydrazine	0.1	—

Total Performance Products	1.2	0.5

Total Capital Spending	$9.2	$3.4

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for 2007 is a gain of $12.8 million related to the completion of a U.S. Government contract. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

13. Commitments and Contingencies

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

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.5 million accrued for the remaining open tax year. As of March 31, 2007, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

In April 2005 and following a governmental investigation, Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand joint venture company in which the Company owns indirectly a 49% interest, was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity in which the Company owns indirectly a 49% interest, and certain unrelated entities were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. In 2006, the suit was settled with the NZCC for the payment of NZ $3.7 million ($2.2 million).

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, and several other companies and individuals unrelated to us. The complaint alleges, among other things, that plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.3 million) in damages plus unspecified punitive damages. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three months ended March 31, 2007.

14. Other (Gains) and Losses

The Company’s previous supply contract included a storage and distribution services agreement with the U.S. Government. At the completion of the contract, there was a final payment due of $13.4 million from the U.S. Government upon non-renewal. In the first quarter of 2007, the Company began the shutdown of the site and the necessary decommission, demolition and severance and recorded an estimated liability for these costs of $0.6 million. As a result, the Company has recorded the gain, net of expenses, of $12.8 million as a component of Other gains and (losses) in the Condensed Consolidated Income Statement.

15. New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, only if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of January 1, 2007, the total amount of unrecognized tax benefits is $22.5 million, of which $10.0 million related to tax benefits, if recognized, would impact the Company’s annual effective tax rate. The remaining unrecognized tax benefits of $12.5 million relate to tax carryforwards that were created as a result of an unrecognized tax benefit taken. Accordingly, the Company’s balance sheet does not include the deferred tax asset for these tax carryforwards or the liability for the unrecognized tax benefit. The tax benefit, if recognized, would be applied to reduce goodwill or other non-current intangible assets. The amount of unrecognized tax benefit as of March 31, 2007 did not change from the amount as of the adoption date.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. On January 1, 2007, the total amount of accrued interest and penalties recognized in accordance with FIN 48 is $0.5 million.

As of March 31, 2007, the Company expects to finalize an examination in a foreign jurisdiction prior to March 31, 2008 that may possibly reduce the total amount of the unrecognized tax benefit by $12.5 million. The tax benefit, if recognized, would be applied to reduce goodwill or other non-current intangible assets. The Company also expects the total amount of unrecognized tax benefit to decrease by $0.4 million prior to March 31, 2008 due to the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

The Company is subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. The tax years 1999-2006 remain subject to examination in the U.S. which is the major taxing jurisdiction where the Company is subject to tax. The period of IRS assessment from the 1999 through 2002 tax years, which would have normally expired under the statute of limitations, remains open to examination and adjustment by the IRS only to the extent of the carryforwards generated in those years. The tax years 2003 through 2006 and 2002 through 2006 remain open to examination in the U.K. and Italy, respectively, which are major taxing jurisdictions where the Company is subject to foreign taxes.

16. Subsequent Events

On April 30, 2007, the Company decided to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers in an effort to reduce the overall cost of certain of its products in the industrial biocides business. The Company will continue to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company will close its Seal Sands, England manufacturing location and downsize manufacturing at its Huddersfield, England location. This will result in the termination of approximately 50 employees as well as several service agreements. The Company anticipates incurring a pre-tax charge between $20 and $25 million, the majority of which is expected to be incurred in the second quarter. Approximately half of the amount will be in cash. The non-cash portion of the charge is associated with the impairment of the manufacturing assets. The Company expects to realize projected annual pre-tax cost savings of approximately $8 million beginning in 2008 from these actions.

Item 2    –    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity earnings are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

In the second quarter of 2006, the Company included pension expense associated with the pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company reclassified prior period amounts to conform to the current presentation. The amount previously allocated that is now included in Corporate Unallocated for the three months ended March 31, 2006 is $1.6 million.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended March 31,
(In millions, except per share amounts)	2007	2006
Sales	$326.0	$317.8

Gross margin	$92.4	$87.9
Selling and administration	72.9	69.1
Research and development	4.7	4.6
Other (gains) and losses	(12.8)	—
Interest expense, net	4.5	5.3
Equity in earnings of affiliated companies	—	0.2
Income tax expense	8.5	3.0
Loss from discontinued operations, net of tax	—	(0.4)

Net income	$14.6	$5.7

Diluted income per common share – continuing operations	$0.60	$0.25
Diluted income per common share – other gains	0.32	—

Diluted income per common share – excluding other gains	$0.28	$0.25

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2007 Compared to 2006

Sales increased $8.2 million, or approximately three percent, due to favorable foreign exchange (approximately two percent) and favorable pricing (approximately one percent). The higher pricing was driven by the wood protection, HTH water products and industrial coatings businesses, partially offset by lower pricing in the personal care and industrial biocides and performance products businesses.

Gross margin percentage was 28.3% and 27.7% for 2007 and 2006, respectively. The improvement in margins was principally driven by the improved sales prices for the wood protection business.

Selling and administration expenses increased as a percentage of sales to 22.4% in 2007 from 21.7% in 2006. These expenses increased in amount by $3.8 million, which is primarily due to unfavorable foreign exchange as well as increased pension expense.

Other (gains) and losses represents a gain for the completion of a contract with the U.S. Government of $13.4 million, offset by estimated shutdown costs of $0.6 million.

Interest expense, net, decreased $0.8 million as a result of lower net debt during the period.

The tax rate on net income from continuing operations for the three months ended March 31, 2007 and 2006 was 36.8% and 33.0%, respectively. The impact of other (gains) and losses was to increase the effective tax rate by approximately three percent for the three months ended March 31, 2007. Excluding the effect for other (gains) and losses, the effective tax rate is comparable to the estimated full year effective tax rate of 34.0% for 2007.

Second Quarter and Full Year Outlook

The Company anticipates earnings from continuing operations in the second quarter 2007 to be in the $1.45 to $1.55 per share range, compared to $1.22 for the prior-year quarter. The significant improvement is principally driven by the Company’s HTH water products business, and to a lesser extent, the wood protection business. The guidance excludes the below mentioned restructuring for the industrial biocides business.

In an effort to reduce the overall cost of certain of its products in the industrial biocides business, the Company has made a decision to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers. The Company will continue to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company will close its Seal Sands, England manufacturing location and downsize manufacturing at its Huddersfield, England location. This will result in the termination of approximately 50 employees as well as several service agreements. The Company anticipates incurring a pre-tax charge between $20 and $25 million, the majority of which is expected to be incurred in the second quarter. Approximately half of the amount will be in cash. The non-cash portion of the charge is associated with the impairment of the manufacturing assets. The Company expects to realize projected annual pre-tax cost savings of approximately $8 million beginning in 2008 from these actions.

For full year 2007, sales are expected to increase approximately three to five percent. Earnings per share from continuing operations, before special items, are forecast to be in the $1.90 to $2.00 range. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be in the $40 to $45 million range. The effective tax rate is assumed to be 34 percent. Excluded from the guidance above is the gain in the hydrazine business as well as the restructuring for the industrial biocides business. See “Cautionary Statement under Federal Securities Laws” below.

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

In the second quarter of 2006, the Company included pension expense associated with pension obligations for retirees assumed with the Hickson acquisition as well as for employees subsequently transferred with the related sold businesses in Corporate Unallocated expenses that had previously been allocated to the Company’s operating segments. The Company reclassified prior period amounts to conform to the current presentation. The amount previously allocated that is now included in Corporate Unallocated for the three months ended March 31, 2006 is $1.6 million.

Treatment Products

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$95.6	$99.4
Personal Care and Industrial Biocides	76.9	66.4
Wood Protection and Industrial Coatings	91.1	87.2

Total Treatment Products	$263.6	$253.0

Operating Income
HTH Water Products	$4.5	$4.8
Personal Care and Industrial Biocides	14.2	11.3
Wood Protection and Industrial Coatings	1.3	1.4

Total Treatment Products	$20.0	$17.5

Three Months Ended March 31, 2007 Compared to 2006

Sales increased $10.6 million, or approximately four percent, and operating income increased $2.5 million. The increase in sales is due to favorable foreign exchange (approximately two percent) and higher pricing (approximately two percent).

The increase in operating income is primarily due to improved operating results of the personal care and industrial biocides business.

HTH Water Products

Sales decreased $3.8 million, or approximately four percent, principally due to lower volumes (approximately five percent). The lower volumes were principally due to the shedding of unprofitable business in Europe and, to a lesser extent, lower demand for the Company’s non-chlorine sanitizer product line. The increase in pricing (approximately two percent) more than offset the unfavorable effect of foreign exchange (approximately one percent).

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating results were comparable to the prior year. Included in the 2007 operating results are severance costs related to the reorganization of the European operations, which are comparable to costs in 2006 associated with exiting the Spanish market and certain reorganization costs at the Company’s Charleston, Tennessee manufacturing location.

Personal Care and Industrial Biocides

Sales increased $10.5 million, or approximately 16 percent, due to higher volumes (approximately 18 percent) driven by increased demand for biocides used in personal care products and, to a lesser extent, in industrial applications, including marine antifouling paint. Favorable foreign exchange (approximately three percent), was more than offset by lower pricing (approximately five percent). The lower pricing was the result of competitive pressures within the industrial biocides market.

Operating income increased $2.9 million as a result of the higher sales volumes that were partially offset by increased raw material costs and lower pricing.

Wood Protection and Industrial Coatings

Sales increased $3.9 million, or approximately five percent, due to favorable pricing (approximately eight percent) and favorable foreign exchange (approximately six percent), partially offset by lower volumes (approximately nine percent). The improved pricing was principally in the wood protection business. Price increases were implemented for wood protection products used in residential and industrial applications in North America and, to a lesser extent, in Europe, to offset the higher raw material costs experienced over the last several years. The lower volumes are due to lower demand for wood protection products principally as a result of the slowdown in the U.S. construction market and inclement weather. These lower volumes were partially offset by increased volumes for industrial coatings, principally in the Eastern European market.

Operating income was comparable to the prior year as higher gross margin for the wood protection business, as a result of improved pricing, was offset by lower operating results for the industrial coatings business principally driven by higher raw material and severance costs.

Performance Products

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$57.7	$60.4
Hydrazine	4.7	4.4

Total Performance Products	$62.4	$64.8

Operating income (loss)
Performance Urethanes	$2.7	$4.0
Hydrazine	13.1	(0.2)

Total Performance Products	15.8	3.8
Less: contract completion gain	(12.8)	—

Total Performance Products, excluding gain	$3.0	$3.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2007 Compared to 2006

Sales decreased $2.4 million, or approximately four percent, and operating income decreased $0.8 million from prior year, excluding the gain from the completion of a contract. The decrease in sales is principally due to lower pricing.

Performance Urethanes

Performance urethanes sales decreased $2.7 million, or approximately five percent, due to lower pricing (approximately six percent) partially offset by higher volumes (approximately one percent). The lower pricing was principally due to increased competition in the propylene glycol market as well as competitive pressure in the polyol market. Operating income decreased $1.3 million as a result of the decrease in pricing, partially offset by lower energy costs.

Hydrazine

Hydrazine sales were comparable to the prior year. The increased demand for Ultra PureTM Hydrazine and higher facility fees associated with the U.S. Government contract, were offset by a decrease in demand for hydrazine hydrates. Operating results in 2007 include the gain of $12.8 million from the completion of a contract with the U.S. Government. Excluding the gain, operating results improved $0.5 million principally from higher hydrazine propellant revenues.

Corporate Expenses (Unallocated)

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(8.2)	$(6.9)

Three Months Ended March 31, 2007 Compared to 2006

The increase in unallocated corporate expenses is principally due to increased costs associated with the Company’s pension plans and, to a lesser extent, higher compensation costs.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Three Months Ended March 31,
	2007	2006
Cash Flow Data	($ in millions)
Provided By (Used For)
Accounts receivable securitization program	$47.0	$53.6
Change in working capital	(77.4)	(84.3)
Net operating activities from continuing operations	(15.9)	(6.8)
Capital expenditures	(9.2)	(3.4)
Cash proceeds from the sale of land and property	2.8	—
Net investing activities	(7.8)	(6.1)
Debt borrowings (repayments)	2.8	3.1
Net financing activities	1.4	5.2

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2007 Compared to 2006

For the three months ended March 31, 2007, $15.9 million was used for operating activities from continuing operations compared to $6.8 million used for operating activities from continuing operations for the three months ended March 31, 2006. This was primarily attributable to the use from noncurrent liabilities as a result of an increase in pension payments associated with the Company’s U.K. pension plan and to a lesser extent with the Company utilizing less of the accounts receivable securitization program during the first quarter of 2007.

Capital expenditures for the first three months of 2007 were $5.8 million higher than 2006 principally due to increased spending for the personal care and industrial biocides business as a result of construction in China as well as expanding the U.S. manufacturing capacity. Capital expenditures for 2007 are expected to be in the $40 to $45 million range.

Cash proceeds from the sale of land and property represent the repayment of the final portion of an outstanding note from the sale of land in 2003.

In March 2007, the Series A Senior Notes of $149.0 million came due. The Company used its credit facility to pay off the Series A notes at their maturity.

Cash provided by financing activities for the first three months of 2007 was $1.4 million compared to $5.2 million for the first three months of 2006. The decrease was due to lower stock option exercises during the three months ended March 31, 2007, but also because more cash was available to meet financing requirements.

On March 29, 2007, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $4.9 million in 2007 compared to $4.8 million in 2006.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $58.8 million at March 31, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At March 31, 2007, the Company had $200.0 million of available borrowings under the credit facility.

The Company’s remaining senior notes contain a quarterly leverage ratio covenant of 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $32.9 million at March 31, 2007.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At March 31, 2007, the Company sold $47.0 million of participation interests in $109.7 million of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2006 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At March 31, 2007 the Company had $42.2 million of outstanding letters of credit.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

There are no minimum funding requirements anticipated for its U.S. pension plans for 2007. The minimum funding requirements for its U.K. pension plans are currently expected to be approximately $20 million in 2007.

On April 26, 2007, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on June 15, 2007 to shareholders of record at the close of business on May 17, 2007.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Company beginning January 1, 2008. The Company does not believe that this standard will have a material impact on its consolidated financial statements.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; an increase in anti-dumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; changes in assumptions regarding pension expense and funding; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; and gains or losses on derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 60 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2007 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and cash flows by approximately $0.7 million.

Foreign Currency Risk

At March 31, 2007, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $16.5 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $9.6 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At March 31, 2007, the Company had purchase commitments but had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene and copper metal would decrease the Company’s results of operations and cash flows by approximately $3 million each. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, resins or natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million.

See the Company’s Form 10-K for the year ended December 31, 2006 for additional information on the above items.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The section entitled “We are subject to liquidity risks” appearing in Item 1A of the Company’s Form 10-K for the period ending December 31, 2006 is revised and updated to read in its entirety as follows:

We are subject to liquidity risks.

We borrow under our $350 million revolving credit facility regularly. When we borrow under this facility, we are required to certify that certain representations and warranties are true. We also must comply with covenants including certain financial ratios. If we are not able to make a representation or fail to comply with a covenant, we may not be able to borrow under the facility. If we were unable to do so, we could experience liquidity difficulties which would have a material adverse effect on our ability to finance our seasonal peak working capital needs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, two employees delivered to the Company 1,210 shares of the Company’s Common Stock as payment for the exercise price of outstanding employee stock options under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	1,210	$32.43	0	N/A
February 1, 2007 through February 28, 2007	0	N/A	0	N/A
March 1, 2007 through March 31, 2007	0	N/A	0	N/A
Total	1,210	$32.43	0	N/A

Item 6.	Exhibits

Exhibit No.	Description
10.1	Arch Chemicals, Inc. Employee Deferral Plan, as amended and restated January 30, 2003 and as amended through April 26, 2007.

10.2	Arch Chemicals, Inc. 1999 Stock Plan For Non-Employee Directors (as amended and restated through January 30, 2003 and as amended through April 26, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

May 3, 2007	By:	/s/ Louis S. Massimo
Louis S. Massimo
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Arch Chemicals, Inc. Employee Deferral Plan, as amended and restated January 30, 2003 and as amended through April 26, 2007.

10.2	Arch Chemicals, Inc. 1999 Stock Plan For Non-Employee Directors (as amended and restated through January 30, 2003 and as amended through April 26, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.