Form 10-Q
period 2007-06-30
ARCH CHEMICALS INC
filed 2007-08-02
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $1 par value per share	24,518,478 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$72.8	$82.4
Accounts receivable, net	169.6	143.9
Short-term investment	59.1	72.5
Inventories, net	214.2	182.4
Other current assets	32.7	29.9

Total current assets	548.4	511.1
Investments and advances—affiliated companies at equity	7.3	6.8
Property, plant and equipment, net	183.1	193.2
Goodwill	191.7	202.9
Other intangibles	151.7	153.6
Other assets	102.2	82.0

Total assets	$1,184.4	$1,149.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$11.3	$6.5
Current portion of long-term debt	0.7	149.0
Accounts payable	204.2	183.6
Accrued liabilities	97.6	91.5

Total current liabilities	313.8	430.6
Long-term debt	152.0	62.4
Other liabilities	305.5	290.4

Total liabilities	771.3	783.4
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 24.4 shares issued and outstanding (24.1 in 2006)	24.4	24.1
Additional paid-in capital	442.4	434.8
Retained earnings	59.0	31.3
Accumulated other comprehensive loss	(112.7)	(124.0)

Total shareholders’ equity	413.1	366.2

Total liabilities and shareholders’ equity	$1,184.4	$1,149.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$458.3	$446.1	$784.3	$763.9
Cost of goods sold	320.8	317.4	554.4	547.3
Selling and administration	76.9	74.0	149.8	143.1
Research and development	5.0	5.3	9.7	9.9
Other (gains) and losses	—	—	(12.8)	—
Restructuring expense	6.6	—	6.6	—
Impairment charge	8.6	—	8.6	—
Interest expense	4.2	5.8	9.3	11.3
Interest income	0.4	0.3	1.0	0.5

Income from continuing operations before equity in earnings of affiliated companies and taxes	36.6	43.9	59.7	52.8
Equity in earnings of affiliated companies	0.2	0.3	0.2	0.5
Income tax expense	14.0	14.6	22.5	17.6

Income from continuing operations	22.8	29.6	37.4	35.7
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.5)

Net income	$22.8	$29.5	$37.4	$35.2

Basic income (loss) per common share:
Continuing operations	$0.93	$1.23	$1.54	$1.49
Discontinued operations	—	—	—	(0.02)

Basic income per common share	$0.93	$1.23	$1.54	$1.47

Diluted income (loss) per common share:
Continuing operations	$0.93	$1.22	$1.53	$1.47
Discontinued operations	—	—	—	(0.02)

Diluted income per common share	$0.93	$1.22	$1.53	$1.45

Weighted average common shares outstanding:
Basic	24.4	24.0	24.3	24.0

Diluted	24.6	24.3	24.5	24.2

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$37.4	$35.2
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Loss from discontinued operations	—	0.5
Equity in (earnings) of affiliates	(0.2)	(0.5)
Depreciation and amortization	22.4	22.4
Deferred taxes	(3.9)	12.2
Other (gains) and losses	(12.8)	—
Restructuring (payments), net	4.8	(0.2)
Impairment charge	8.6	—
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	74.1	60.0
Receivables	(78.6)	(97.1)
Inventories	(29.7)	(32.9)
Other current assets	(3.1)	1.1
Accounts payable and accrued liabilities	25.6	13.8
Noncurrent liabilities	7.7	9.5
Other operating activities	10.9	(0.4)

Net operating activities from continuing operations	63.2	23.6
Cash flows of discontinued operations	0.1	(1.1)

Net operating activities	63.3	22.5

Investing activities
Capital expenditures	(17.6)	(9.3)
Businesses acquired in purchase transaction, net of cash acquired	(0.2)	(2.8)
Cash payments from the sale of a business	—	(0.5)
Cash proceeds from the sale of land and property	2.8	—
Other investing activities	(2.0)	(1.5)
Cash flows of discontinued operations	—	—

Net investing activities	(17.0)	(14.1)

Financing activities
Long-term debt borrowings	150.0	40.0
Long-term debt repayments	(209.4)	(46.5)
Short-term debt borrowings (repayments), net	4.8	(0.9)
Dividends paid	(9.7)	(9.6)
Proceeds from stock options exercised and other financing activities	8.0	11.6
Cash flows of discontinued operations	—	—

Net financing activities	(56.3)	(5.4)

Effect of exchange rate changes on cash and cash equivalents	0.4	2.9

Net (decrease) increase in cash and cash equivalents	(9.6)	5.9
Cash and cash equivalents, beginning of year	82.4	43.1

Cash and cash equivalents, end of period	$72.8	$49.0

Supplemental cash flow information
Income taxes, net	$10.7	$4.7

Interest paid	$13.2	$12.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2006. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Share-Based Compensation

The Company accounts for its four stock-based compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) 123R, “Shared-Based Payment,” utilizing the modified prospective method. The following table summarizes stock option activity for the six months ended June 30, 2007 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2006	1,157	$22.99	$16.53 — 31.92
Options exercised	339	23.26	17.38 — 31.92
Options cancelled or forfeited	14	28.33	17.38 — 28.58

Balance, June 30, 2007	804	$22.79	$16.53 — 31.92

The following table summarizes information about stock options outstanding at June 30, 2007 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$16.53 — $23.00	587	3 years	$19.42
$31.92	217	<1 year	$31.92

	804

The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $3.6 million and $1.9 million, respectively.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock at each financial statement date until the award is settled. Total compensation expense of $2.6 million and $3.9 million and $3.0 million and $4.1 million was recognized for the three and six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $13.6 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the six months ended June 30, 2007 (number of awards in thousands):

Performance Awards
Balance, December 31, 2006	659
Awarded	260
Paid out	—
Cancelled or forfeited	63

Balance, June 30, 2007	856

As of June 30, 2007 the closing stock price was $35.14. All performance awards vest upon attainment of the various financial targets. As of June 30, 2007, these outstanding awards have not yet vested.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. Stock options of 0.3 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Basic	24.4	24.0	24.3	24.0
Common equivalent shares from stock options using the treasury stock method	0.2	0.3	0.2	0.2

Diluted	24.6	24.3	24.5	24.2

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At June 30, 2007, the Company, through ACRC, sold $74.1 million of participation interests in $133.2 million of accounts receivable. This sale has been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. At December 31, 2006, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $59.1 million and $72.5 million at June 30, 2007 and December 31, 2006, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($0.9 million at June 30, 2007 and December 31, 2006, respectively) and had not been discounted due to the short-term nature of the underlying financial assets.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The costs of the program for the three and six months ended June 30, 2007 and 2006 of $0.9 million and $1.3 million and $0.9 million and $1.3 million, respectively, are included in Selling and administration expense in the accompanying Condensed Consolidated Statements of Income. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

Included in Accounts receivable, net and Other assets at December 31, 2006 was a current and non-current receivable, in total, of $2.8 million for the remaining outstanding note from the sale of excess land in 2003, which required an interim payment of $1.2 million plus interest to be paid in September 2007 with the final payment to be paid on September 30, 2008. In February 2007, the Company received full payment of $2.8 million for the outstanding note.

5. Inventories

($ in millions)	June 30, 2007	December 31, 2006
Raw materials and supplies	$65.2	$54.0
Work in process	10.8	8.1
Finished goods	195.8	177.7

Inventories, gross	271.8	239.8
LIFO reserve	(57.6)	(57.4)

Inventories, net	$214.2	$182.4

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2007 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2007.

6. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2006	$38.8	$85.0	$74.7	$198.5	$4.4	$202.9
Foreign exchange and other	(0.1)	0.8	(11.9)	(11.2)	—	(11.2)

Balance June 30, 2007	$38.7	$85.8	$62.8	$187.3	$4.4	$191.7

Included in foreign exchange and other is a decrease in goodwill of $12.7 million related to the recognition of a tax benefit due to the finalization of a tax examination.

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2007			December 31, 2006
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	83.8	23.6	60.2	81.7	20.1	61.6
Toxicology database	18.1	4.0	14.1	17.8	3.4	14.4
Developed technology	15.8	3.0	12.8	15.4	2.3	13.1
Other	8.4	4.2	4.2	9.9	4.5	5.4

Total amortizable other intangibles	126.3	35.0	91.3	125.0	30.5	94.5
Total non-amortizable other intangibles—trademarks	60.8	0.4	60.4	59.5	0.4	59.1

Total other intangibles	$187.1	$35.4	$151.7	$184.5	$30.9	$153.6

Amortization expense for the three and six months ended June 30, 2007 and 2006 was $2.5 million and $4.9 million and $2.2 million and $4.3 million, respectively. Estimated amortization expense is $9.7 million for the year ended December 31, 2007, $9.3 million for the year ended 2008, and $8.3 million for each of the years ended December 31, 2009 through 2011.

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

7. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $71.2 million at June 30, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.125% at June 30, 2007). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There was $90.0 million outstanding under the credit facility at June 30, 2007 and no outstanding borrowings at December 31, 2006.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used the credit facility to pay off the Series A notes in March 2007. The Company’s remaining senior notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a fixed charge coverage ratio covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $45.3 million at June 30, 2007.

At June 30, 2007, the Company had $42.5 million of outstanding letters of credit and no letters of guarantee outstanding.

8. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2007. During the three and six months ended June 30, 2007 and 2006, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.

At June 30, 2007, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $9.8 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.4 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In May 2003, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 5.4539%. The counterparties to these agreements were major financial institutions. The agreements expired in March 2007.

9. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of June 30, 2007 and 2006, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Arch U.S. Pension Plans	2007	2006	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.9	$1.9	$3.9	$3.8
Interest cost on the projected benefit obligation	4.1	3.7	8.2	7.4
Expected return on plan assets	(3.7)	(3.6)	(7.5)	(7.2)
Recognized actuarial loss	1.3	1.3	2.6	2.5

Net periodic benefit cost	$3.6	$3.3	$7.2	$6.5

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Arch U.S. Postretirement Plan	2007	2006	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.2	$0.3	$0.3
Interest cost on the projected benefit obligation	0.2	0.2	0.4	0.4
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Recognized actuarial loss	0.1	0.1	0.2	0.2

Net periodic benefit cost	$0.4	$0.4	$0.8	$0.8

Hickson U.K. Pension Plans

As of June 30, 2007 and 2006, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2007	2006	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.4	$0.2	$1.2	$0.4
Interest cost on the projected benefit obligation	5.6	4.9	11.2	9.2
Expected return on plan assets	(4.8)	(4.2)	(9.7)	(8.3)
Recognized actuarial loss	1.3	1.5	2.5	2.9

Net periodic benefit cost	$2.5	$2.4	$5.2	$4.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company expects to contribute approximately $10 million in 2007 to its U.S. pension plans. Pension expense in 2007 is expected to be comparable to 2006. The Company has minimum funding requirements for its U.K. pension plans of approximately $20 million in 2007, which is approximately $6 million higher than 2006, and pension expense is expected to be approximately $1 million lower in 2007. As of June 30, 2007, there have been no contributions made to the Arch U.S. pension plans and $9.3 million was contributed to the U.K. pension plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At June 30, 2007, the Company had $9.3 million in Other assets and a deferred compensation liability of $12.8 million in Other liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2006, the Company had $7.2 million in Other assets and a deferred compensation liability of $10.3 million in Other liabilities in the Condensed Consolidated Balance Sheets. In addition, at June 30, 2007 and December 31, 2006, equity reflects a reduction of $2.4 million for the Company’s stock held in the Rabbi Trust.

10. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2007	2006	2007	2006
Net income	$22.8	$29.5	$37.4	$35.2

Foreign currency translation adjustments	5.4	10.8	8.8	15.0
Net unrealized gain (loss) on derivative instruments	(0.7)	(0.3)	(0.9)	(0.3)
Pension liability adjustment	3.4	—	3.4	—

Total other comprehensive income (loss)	8.1	10.5	11.3	14.7

Comprehensive income	$30.9	$40.0	$48.7	$49.9

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity.

11. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2007	2006	2007	2006
Beginning balance of accumulated net unrealized loss on derivative instruments	$0.6	$(0.2)	$0.8	$(0.2)
Net gain (loss) on cash flow hedges	(0.5)	(0.3)	(0.6)	(0.3)
Reclassification into earnings	(0.2)	—	(0.3)	—

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.1)	$(0.5)	$(0.1)	$(0.5)

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2007	2006	2007	2006
Sales:
Treatment Products:
HTH Water Products	$190.9	$197.8	$286.5	$297.2
Personal Care and Industrial Biocides	82.7	75.5	159.6	141.9
Wood Protection and Industrial Coatings	115.9	102.6	207.0	189.8

Total Treatment Products	389.5	375.9	653.1	628.9
Performance Products:
Performance Urethanes	64.0	64.9	121.7	125.3
Hydrazine	4.8	5.3	9.5	9.7

Total Performance Products	68.8	70.2	131.2	135.0

Total Sales	$458.3	$446.1	$784.3	$763.9

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Treatment Products:
HTH Water Products	$42.0	$41.4	$46.5	$46.2
Personal Care and Industrial Biocides	12.5	11.6	26.7	22.9
Wood Protection and Industrial Coatings	7.0	1.0	8.3	2.4

Total Treatment Products	61.5	54.0	81.5	71.5
Performance Products:
Performance Urethanes	5.2	5.4	7.9	9.4
Hydrazine	0.1	0.1	13.2	(0.1)

Total Performance Products	5.3	5.5	21.1	9.3
Corporate Unallocated	(10.6)	(9.8)	(18.8)	(16.7)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	56.2	49.7	83.8	64.1
Equity Earnings in Affiliated Companies	(0.2)	(0.3)	(0.2)	(0.5)
Restructuring and impairment	(15.6)	—	(15.6)	—

Total Operating Income	40.4	49.4	68.0	63.6
Interest expense, net	(3.8)	(5.5)	(8.3)	(10.8)

Total Income from Continuing Operations before Taxes and Equity Earnings in Affiliated Companies	$36.6	$43.9	$59.7	$52.8

Capital Spending:
Treatment Products:
HTH Water Products	$1.9	$1.9	$3.3	$2.9
Personal Care and Industrial Biocides	4.1	1.9	8.5	3.2
Wood Protection and Industrial Coatings	1.8	1.2	4.0	1.8

Total Treatment Products	7.8	5.0	15.8	7.9
Performance Products:
Performance Urethanes	0.5	0.9	1.6	1.4
Hydrazine	0.1	—	0.2	—

Total Performance Products	0.6	0.9	1.8	1.4

Total Capital Spending	$8.4	$5.9	$17.6	$9.3

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for the six months ended June 30, 2007 is a gain of $12.8 million related to the completion of a U.S. Government contract. The Company believes the exclusion of restructuring (income) expense and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

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

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.6 million accrued for the remaining open tax year. As of June 30, 2007, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

In May 2004, the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In May 2005, the DOC issued its determinations and found margins ranging from approximately 76% to 286% for Chinese producers and approximately 25% for Spanish producers, with a margin of approximately 76% applicable to the Company’s primary Chinese supplier. In June 2005, the ITC found that the imports caused injury to the domestic industry following which the DOC issued antidumping orders incorporating the ITC’s findings. As a result of the orders, the Company started to make cash deposits of the estimated antidumping duties at the rate of 76% of the value of the product imported. As permitted annually under the law, upon request of the domestic producers and the Company’s supplier, the DOC commenced a review to determine the final antidumping duty rate for the period of December 16, 2004 through May 31, 2006 (the “review period”). On July 17, 2007, the DOC published its preliminary determination that the final duties assessed against the Company’s supplier for the review period should be reduced to 6.75%. The Company estimates the net impact of this duty reduction would result in a pre-tax benefit of approximately $15 million. As the final determination will be published no later than January 2008, the Company expects to recognize this benefit in the fourth quarter of 2007. Upon publication of the final determination, the Company will begin paying cash deposits for future imports at the final published rate (preliminarily determined to be 6.75%) which will represent the new estimated rate for such future periods.

At the request of our supplier and others, the DOC has initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007 during which the 76% estimated rate applied.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. A number of other companies and individuals, including Koppers Arch Investments Pty Limited (“KAIP”), and certain unrelated entities were also named as defendants. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related joint venture companies. In 2006, the suit was settled with the NZCC for the payment of NZ $3.7 million ($2.2 million).

Similarly, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian company, KAWP made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC granted immunity to KAWP, subject to fulfillment of certain conditions. If conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, and several other companies and individuals unrelated to the Company. The complaint alleges, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.3 million) in damages plus unspecified punitive damages. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

On July 5, 2007, KANZ, KAIP and KAWP became the Company’s wholly-owned indirect subsidiaries as a result of the acquisition of the Company’s joint venture partner’s ownership interests. In connection with that acquisition, our joint venture partner agreed to indemnify the Company up to $19 million for 51% of any losses arising out of the competitor’s claims and any third party claims instituted within the two years following the closing that are based on substantially the same facts that are the subject of the NZCC and ACCC investigations.

As a result of the Company’s ownership in such Australian and New Zealand entities, an unfavorable resolution and any additional litigation relating to this matter could have a material adverse effect on the Company’s results of operations and cash flow.

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent, awarded €250,000 (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €250,000 (approximately $0.3 million) award plus interest and was reimbursed by the manufacturer.

AWP and the manufacturer are appealing the case. The damage expert’s investigation continues, with plaintiff claiming its damages to be approximately €7.8 million (approximately $10.5 million) and with AWP asserting that if there is patent infringement, its share of any damages should be less than €1.0 million (approximately $1.3 million). AWP intends to vigorously defend itself against the plaintiff and, if necessary, may pursue other claims.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three and six months ended June 30, 2007.

14. Other (Gains) and Losses

The Company’s previous supply contract included a storage and distribution services agreement with the U.S. Government. At the completion of the contract, there was a final payment due of $13.4 million from the U.S. Government upon non-renewal. In the first quarter of 2007, the Company began the shutdown of the site and the necessary decommission, demolition and severance and recorded an estimated liability for these costs of $0.6 million. As a result, the Company has recorded the gain, net of expenses, of $12.8 million as a component of Other gains and (losses) in the Condensed Consolidated Statements of Income.

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

The total amount of unrecognized tax benefits at June 30, 2007 of $10.3 million changed by $12.2 million as compared to the amount at March 31, 2007 of $22.5 million. The principal reason for the change was the recognition of $12.7 million of tax benefits after the Company finalized an examination in a foreign jurisdiction. The tax benefit was applied to reduce goodwill. The remaining $10.3 million of unrecognized tax benefits will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $0.4 million of the remaining $10.3 million of unrecognized tax benefits prior to June 30, 2008 upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. During the six months ended June 30, 2007, the total amount of interest and penalties recognized in accordance with FIN 48 as a component of income tax expense is $0.2 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. The tax years 1999-2006 remain subject to examination in the U.S. which is the major taxing jurisdiction where the Company is subject to tax. The period of IRS assessment from the 1999 through 2002 tax years, which would have normally expired under the statute of limitations, remains open to examination and adjustment by the IRS only to the extent of the carryforwards generated in those years. The tax years 2004 through 2006 and 2002 through 2006 remain open to examination in the U.K. and Italy, respectively, which are major taxing jurisdictions where the Company is subject to foreign taxes.

16. Restructuring and Impairment

On April 30, 2007, the Company decided to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers in an effort to reduce the overall cost of certain of its products in the industrial biocides business. The Company will continue to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company has closed its Seal Sands, England manufacturing location and will downsize manufacturing at its Huddersfield, England location. This will result in the termination of approximately 40 employees as well as termination of several service agreements. The

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company anticipates incurring a pre-tax charge for the restructuring between $16 and $20 million, compared to its previous guidance of $20 to $25 million. In the second quarter, the Company recorded a pre-tax charge of $15.6 million, of which $8.6 million was non-cash. $0.4 million of the pre-tax charge relates to inventory disposal costs and is included in Cost of Goods Sold in the accompanying Condensed Consolidated Statements of Income. The non-cash portion of the charge is associated with the impairment of the manufacturing assets. The Company expects the remainder to be incurred in the second half of 2007. The Company now expects to realize projected annual pre-tax cost savings of approximately $6 million beginning in 2008 from these actions. Included in restructuring in the second quarter is an unrelated pre-tax cash charge of approximately $0.8 million related to executive severance. In addition, the Company expects to incur a $2.0 million pre-tax charge related to a pension settlement in the first quarter of 2008 related to this severance.

The following table summarizes the activity related to the restructuring costs:

($ in millions)	Severance Costs	Asset Write-downs	Other costs	Total
Provision	$3.4	$8.6	$3.6	$15.6
Payments	(1.4)	—	(0.4)	(1.8)
Utilized	—	(8.6)	(0.4)	(9.0)

Balance at June 30, 2007	$2.0	$—	$2.8	$4.8

17. Subsequent event

On July 5, 2007, the Company completed the acquisition of the remaining 51% share of its Australian joint venture KAWP. The total purchase price was $19.0 million, consisting of a cash payment of $15.4 million and 51% of the joint venture net debt of $7.0 million. The purchase price is further subject to a post-closing working capital adjustment. The acquisition was financed from available cash.

Annual sales for KAWP for the years ended December 31, 2006, 2005 and 2004 were $54.1 million, $54.7 million and $50.8 million, respectively. Net income (loss) for the joint venture for the years ended December 31, 2006, 2005 and 2004 was $1.2 million, $(0.9) million and $3.3 million, respectively. Prior to the acquisition, the Company recorded its proportionate share of the results of operations of this joint venture as a component of Equity in Earnings of Affiliated Companies in the Consolidated Income Statement.

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

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Sales	$458.3	$446.1	$784.3	$763.9

Gross margin	137.5	128.7	229.9	216.6
Selling and administration	76.9	74.0	149.8	143.1
Research and development	5.0	5.3	9.7	9.9
Other (gains) and losses	—	—	(12.8)	—
Restructuring	6.6	—	6.6	—
Impairment	8.6	—	8.6	—
Interest expense, net	3.8	5.5	8.3	10.8
Equity in earnings (losses) of affiliated companies	0.2	0.3	0.2	0.5
Income tax expense	14.0	14.6	22.5	17.6
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.5)

Net Income	$22.8	$29.5	$37.4	$35.2

Diluted income per common share – continuing operations	$0.93	$1.22	$1.53	$1.47

Three Months Ended June 30, 2007 Compared to 2006

Sales increased $12.2 million, or approximately three percent, due to favorable pricing (approximately two percent) and favorable foreign exchange (approximately two percent), partially offset by a decrease in volumes (approximately one percent). The higher pricing was driven by the HTH water products and wood protection businesses, partially offset by lower pricing in the personal care and industrial biocides businesses.

Gross margin percentage was 30.0% and 28.8% for 2007 and 2006, respectively. The improvement in margins was principally driven by the improved sales prices for the wood protection business. Included in cost of goods sold is approximately $0.4 million of costs related to the BIT restructuring.

Selling and administration expenses increased as a percentage of sales to 16.8% in 2007 from 16.6% in 2006. The $2.9 million increase is primarily due to unfavorable foreign exchange.

Restructuring expense of $6.6 million includes $3.4 million for severance costs principally related to headcount reductions in the industrial biocides business resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule at two UK manufacturing locations and begin sourcing from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two UK sites from which the Company will no longer receive any economic benefit.

The impairment charge of $8.6 million is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers.

Interest expense, net, decreased $1.7 million as a result of lower net debt and a lower effective interest rate following the repayment of the $149 million of Series A notes in March 2007.

The tax rate on income from continuing operations for the three months ended June 30, 2007 and 2006 was 38.0% and 33.0%, respectively. The total impact of restructuring expense and impairment charge was to increase the effective tax rate by approximately four percent for the three months ended June 30, 2007. Excluding the effect for restructuring expense and impairment charge, the effective tax rate is comparable to the estimated full year effective tax rate of 34.0% for 2007.

Six Months Ended June 30, 2007 Compared to 2006

Sales increased $20.4 million, or approximately three percent, due to favorable foreign exchange (approximately two percent) and favorable pricing (approximately one percent). The higher pricing was driven by the wood protection and HTH water products businesses, partially offset by lower pricing in the personal care and industrial biocides and performance products businesses.

Gross margin percentage was 29.3% and 28.4% for 2007 and 2006, respectively. The improvement in margins was driven principally by the improved sales prices for the wood protection business. Included in cost of goods sold is approximately $0.4 million of costs related to the BIT restructuring.

Selling and administration expenses increased as a percentage of sales to 19.1% in 2007 from 18.7% in 2006. The $6.7 million increase is primarily due to unfavorable foreign exchange as well as increased pension expense.

Other (gains) and losses represents a gain for the completion of a contract with the U.S. Government of $13.4 million, offset by estimated shutdown costs of $0.6 million.

Restructuring expense of $6.6 million includes $3.4 million for severance costs principally related to headcount reductions in the industrial biocides business resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule at two UK manufacturing locations and begin sourcing from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two UK sites from which the Company will no longer receive any economic benefit.

The impairment charge of $8.6 million is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations that were impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers.

Interest expense, net, decreased $2.5 million as a result of lower net debt and a lower effective interest rate following the repayment of the $149 million of series A notes in March 2007.

The tax rate on net income from continuing operations for the six months ended June 30, 2007 and 2006 was 37.7% and 33.0%, respectively. The total net impact of other (gains) and losses and restructuring and impairment charge was to increase the effective tax rate by approximately four percent for the six months ended June 30, 2007. Excluding the effect for these special items, the effective tax rate is comparable to the estimated full year effective tax rate of 34.0% for 2007.

Third Quarter and Full Year Outlook

In an effort to reduce the overall cost of certain of its products in the industrial biocides business, the Company has made a decision to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers. The Company will continue to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company has closed its Seal Sands, England manufacturing location and will downsize manufacturing at its Huddersfield, England location. This will result in the termination of approximately 40 employees as well as several service agreements. The Company anticipates incurring a pre-tax charge between $16 and $20 million, of which $8.6 million is non-cash. In the second quarter, the Company recorded a pre-tax charge of $15.6 million and expects the remainder of the charge to be incurred in the second half of 2007. The Company now expects to realize projected annual pre-tax cost savings of approximately $6 million beginning in 2008 from these actions.

The Company’s imports of chlorinated isocyanurates (“isos”) have been subject to antidumping duties since December 2004. In June 2005, the U.S. Department of Commerce (“DOC”) issued its estimated duty rate applicable to the Company’s major Chinese supplier. Since such date, the Company has been making cash deposits of the estimated antidumping duties at the rate of 76% of the value imported. At the request of certain producers and our supplier, the DOC conducted an administrative review of this antidumping duty order on isos imported from China from December 16, 2004 through May 31, 2006 to determine the final antidumping duty rate. On July 17, 2007, the DOC published its preliminary determination that the final duty assessed against our supplier for the period under review should be reduced from 76% to 6.75%. The Company estimates the net impact of this duty reduction would result in a pre-tax benefit of approximately $15 million. The Company expects to recognize this benefit in the fourth quarter of 2007 as the final determination will be published no later than January 2008. In addition, once the final determination is published, the Company will begin paying cash deposits for future imports at the final published rate. Based upon the current level of purchases and the expected duty reduction to 6.75%, the Company estimates a pre-tax benefit of approximately $5 to $8 million in 2008.

The Company anticipates earnings from continuing operations before special items in the third quarter 2007 to be in the $0.40 to $0.50 per share range, compared to $0.30 for the prior-year quarter. The improvement is expected from the Company’s HTH water products business, wood protection and industrial biocides businesses.

For full year 2007, sales are expected to increase approximately four to six percent. Earnings per share from continuing operations before special items are forecast to be in the $2.30 to $2.40 range, which includes the expected impact of the final antidumping duty ruling. The impact on earnings per share of the Koppers-Arch wood protection acquisition is expected to be immaterial in 2007. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be in the $40 to $45 million range. Upon recognition of the expected antidumping duty benefit, the Company expects the full year effective tax rate to increase from 34% to 35%.

Guidance for the third quarter and full year 2007 excludes the contract termination gain in the hydrazine business and the restructuring and impairment charges in the industrial biocides business.

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

Treatment Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$190.9	$197.8	$286.5	$297.2
Personal Care & Industrial Biocides	82.7	75.5	159.6	141.9
Wood Protection & Industrial Coatings	115.9	102.6	207.0	189.8

Total Treatment Products	$389.5	$375.9	$653.1	$628.9

Operating Income
HTH Water Products	$42.0	$41.4	$46.5	$46.2
Personal Care & Industrial Biocides	12.5	11.6	26.7	22.9
Wood Protection & Industrial Coatings	7.0	1.0	8.3	2.4

Total Treatment Products	$61.5	$54.0	$81.5	$71.5

Three Months Ended June 30, 2007 Compared to 2006

Sales increased $13.6 million, or approximately four percent, and operating income increased $7.5 million. The increase in sales was due to higher pricing (approximately three percent) and favorable foreign exchange (approximately two percent), partially offset by a decrease in volumes (approximately one percent).

The increase in operating income is primarily due to improved operating results of the wood protection and industrial coatings businesses.

HTH Water Products

Sales decreased $6.9 million, or approximately three percent, principally due to lower volumes (approximately seven percent), partially offset by favorable pricing (approximately three percent) and favorable foreign exchange

(approximately one percent). The lower volumes were principally due to the shedding of unprofitable business in Europe and lower demand for branded products in North America due to unfavorable June weather patterns in several large regions served by the Company. The increased pricing was primarily in North America and Europe.

Operating income increased $0.6 million over the prior year as higher pricing more than offset the impact of the lower volumes.

Personal Care and Industrial Biocides

Sales increased $7.2 million, or approximately 10 percent, due to higher volumes (approximately 13 percent) driven by increased demand for biocides used in industrial applications, including building products and health and hygiene, and increased demand for biocides used in personal care products. Favorable foreign exchange (approximately one percent), was more than offset by lower pricing (approximately four percent). The pricing impact was due to additional volume related to expanded applications and, to a lesser extent, to competitive pressures in certain industrial biocides markets.

Operating income increased $0.9 million as the higher sales volumes were partially offset by lower pricing and higher manufacturing costs.

Wood Protection and Industrial Coatings

Sales increased $13.3 million, or approximately 13 percent, due to favorable pricing (approximately six percent), favorable foreign exchange (approximately five percent), and higher volumes (approximately two percent). The improved pricing was principally in the wood protection business. Price increases were implemented for wood protection products used in residential and industrial applications in North America and, to a lesser extent, in Europe to offset the higher raw material costs experienced over the last several years. The higher volumes were a result of increased demand for industrial coatings, principally in the Eastern European market, partially offset by lower demand for wood protection products primarily as a result of the slowdown in the U.S. construction market.

Operating income increased $6.0 million due to improved pricing for the wood protection business and increased volumes for the industrial coatings business. These were partially offset by higher raw material costs.

Six Months Ended June 30, 2007 Compared to 2006

Sales increased $24.2 million, or approximately four percent, and operating income increased $10.0 million. The increase in sales is due to higher pricing (approximately two percent) and favorable foreign exchange (approximately two percent).

The increase in operating income is primarily due to improved operating results of the wood protection, personal care and industrial biocides businesses.

HTH Water Products

Sales decreased $10.7 million, or approximately four percent, principally due to lower volumes (approximately seven percent) partially offset by favorable pricing (approximately three percent). The lower volumes were principally due to the shedding of unprofitable business in Europe and lower demand for branded products in North America due to unfavorable June weather patterns in several large regions served by the Company.

Operating results were comparable to the prior year as higher pricing and lower legal expenses were offset by the lower North America residential sales volumes. Included in the 2007 operating results are severance costs related to the reorganization of the European operations, which are comparable to costs in 2006 associated with exiting the Spanish market and certain reorganization costs at the Company’s Charleston, Tennessee manufacturing location.

Personal Care and Industrial Biocides

Sales increased $17.7 million, or approximately 12 percent, due to higher volumes (approximately 15 percent) driven by increased demand for biocides used in personal care products and, to a lesser extent, in industrial applications, including building products, health and hygiene and marine antifouling paint. Favorable foreign exchange (approximately two percent), was more than offset by lower pricing (approximately five percent). The pricing impact was due to additional volume related to expanded applications and, to a lesser extent, to competitive pressures in certain industrial biocides markets.

Operating income increased $3.8 million as a result of the higher sales volumes that were partially offset by increased manufacturing costs and lower pricing.

Wood Protection and Industrial Coatings

Sales increased $17.2 million, or approximately nine percent, due to favorable pricing (approximately seven percent) and favorable foreign exchange (approximately five percent), partially offset by lower volumes (approximately three percent). The improved pricing was principally in the wood protection business. Price increases were implemented for wood protection products used in residential and industrial applications in North America and, to a lesser extent, in Europe, to offset the higher raw material costs experienced over the last several years. The lower volumes are due to reduced demand for wood protection products principally as a result of the slowdown in the U.S. construction market. These lower volumes were partially offset by increased volumes for industrial coatings, principally in the Eastern European market.

Operating income increased $5.9 million due to improved pricing for the wood protection business and improved results for the industrial coatings business, as a result of increased volumes partially offset by higher raw material and severance costs.

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Results of Operations
Sales
Performance Urethanes	$64.0	$64.9	$121.7	$125.3
Hydrazine	4.8	5.3	9.5	9.7

Total Performance Products	$68.8	$70.2	$131.2	$135.0

Operating income (loss)
Performance Urethanes	$5.2	$5.4	$7.9	$9.4
Hydrazine	0.1	0.1	13.2	(0.1)

Total Performance Products	5.3	5.5	21.1	9.3

Less: contract completion gain	—	—	(12.8)	—

Total Performance Products, excluding gain	$5.3	$5.5	$8.3	$9.3

Three Months Ended June 30, 2007 Compared to 2006

Sales decreased $1.4 million, or approximately two percent due to lower pricing, and operating results were comparable to prior year.

Performance Urethanes

Performance urethanes sales decreased $0.9 million, or approximately one percent, due to lower pricing. The lower pricing was principally due to increased competition in the propylene glycol and polyol markets. Operating results were comparable to prior year as lower pricing and the loss of business in Venezuela were offset by reduced manufacturing costs and a favorable raw material contract pricing adjustment of approximately $2.0 million.

Hydrazine

Hydrazine sales decreased $0.5 million, while operating income was comparable to the prior year. The lower sales were a result of lower hydrazine hydrates pricing.

Six Months Ended June 30, 2007 Compared to 2006

Sales decreased $3.8 million, or approximately three percent, and operating income decreased $1.0 million from prior year, excluding the gain from the completion of a contract. The decrease in sales is principally due to lower pricing (approximately four percent), partially offset by higher volumes (approximately one percent).

Performance Urethanes

Performance urethanes sales decreased $3.6 million, or approximately three percent, due to lower pricing (approximately four percent) partially offset by higher volumes (approximately one percent). The lower pricing was principally due to increased competition in the propylene glycol market as well as competitive pressure in the polyol market. Operating income decreased $1.5 million as lower pricing and the loss of business in Venezuela were partially offset by reduced manufacturing costs and a favorable raw material contract pricing adjustment of approximately $2.0 million.

Hydrazine

Hydrazine sales were comparable to the prior year. The increased demand for Ultra PureTM Hydrazine was offset by a decrease in demand and lower pricing for hydrazine hydrates. Operating results in 2007 include the gain of $12.8 million from the completion of a contract with the U.S. Government. Excluding the gain, operating results improved $0.5 million principally from higher hydrazine propellant revenues.

Corporate Expenses (Unallocated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(10.6)	$(9.8)	$(18.8)	$(16.7)

Three Months Ended June 30, 2007 Compared to 2006

The increase in unallocated corporate expenses is principally due to higher environmental remediation costs.

Six Months Ended June 30, 2007 Compared to 2006

The increase in unallocated corporate expenses is principally due to higher environmental remediation costs and increased costs associated with the Company’s pension plans.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Six Months Ended June 30,
Cash Flow Data	2007	2006
	($ in millions)
Provided By (Used For)
Accounts receivable securitization program	$74.1	$60.0
Change in working capital	(85.8)	(115.1)
Net operating activities from continuing operations	63.2	23.6
Capital expenditures	(17.6)	(9.3)
Business acquired in purchase transaction	(0.2)	(2.8)
Cash proceeds from the sale of land and property	2.8	—
Net investing activities	(17.0)	(14.1)
Debt borrowings (repayments)	(54.6)	(7.4)
Net financing activities	(56.3)	(5.4)

Six Months Ended June 30, 2007 Compared to 2006

For the six months ended June 30, 2007, $63.2 million was provided by operating activities from continuing operations compared to $23.6 million provided by operating activities from continuing operations for the six months ended June 30, 2006. The increase was due to a higher utilization of the accounts receivable securitization program during 2007 as well as cash provided from the completion of a contract with the U.S. Government.

Capital expenditures for the six months in 2007 were $8.3 million higher than 2006 principally due to increased spending for the personal care and industrial biocides business as a result of construction in China as well as expanding the U.S. manufacturing capacity. Capital expenditures for 2007 are expected to be in the $40 to $45 million range.

Cash proceeds from the sale of land and property represent the repayment of the final portion of an outstanding note from the sale of land in 2003.

In March 2007, the Series A Senior notes of $149.0 million came due. The Company used its credit facility to pay off the Series A notes at their maturity.

Cash used by financing activities for the six months of 2007 was $56.3 million compared to $5.4 million used in the six months of 2006. The increase principally was due to the repayment of long-term debt.

On June 15, 2007, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $9.7 million in 2007 compared to $9.6 million in 2006.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $71.2 million at June 30, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At June 30, 2007, the Company had $260.0 million of available borrowings under the credit facility.

The Company’s remaining senior notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio covenant not to exceed 55%. In addition, the notes contain a fixed charge covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $45.3 million at June 30, 2007.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At June 30, 2007, the Company sold $74.1 million of participation interests in $133.2 million of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2006 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At June 30, 2007 the Company had $42.5 million of outstanding letters of credit.

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

The Company expects to contribute approximately $10 million in 2007 to its U.S. pension plans. The minimum funding requirements for its U.K. pension plans are currently expected to be approximately $20 million in 2007.

On July 26, 2007, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on September 14, 2007 to shareholders of record at the close of business on August 16, 2007.

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

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth or recession in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; a change in anti-dumping duties on certain products; a change in the refund on Chinese taxes related to exports from China; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; changes in assumptions regarding pension expense and funding; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected;

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

Foreign Currency Risk

At June 30, 2007, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $9.8 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.4 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At June 30, 2007, the Company had purchase commitments but had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene and copper metal would decrease the Company’s results of operations and cash flows by approximately $3 million each. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, resins or natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2006 contains a section entitled “Our joint venture in New Zealand was involved in civil litigation related to industry competitive practices. While it has now settled the government’s claims, a company has brought antitrust claims against it. If additional liabilities or penalties result from this matter, those could have a material adverse effect on the business, financial condition, results of operations and cash flows of the joint venture.” Such section is revised and updated to read in its entirety as follows:

Our affiliate in New Zealand was involved in civil litigation related to industry competitive practices. While it has now settled the government’s claims, a company has brought antitrust claims against it. If additional liabilities or penalties result from this matter, those could have a material adverse effect on the business, financial condition, results of operations and cash flows of the affiliate.

In 2006, when we indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, and when we indirectly owned a 49% interest in Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity, KANZ, KAIP, a current KANZ and KAIP Board member, and certain unrelated entities settled a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding industry competitive practices. KANZ manufactures and markets wood preservative products throughout New Zealand and KAIP is a holding company for related companies. In connection with the settlement, KANZ and KAIP paid an aggregate of NZ$3.7 million (approximately $2.2 million) to the government, KANZ and KAIP admitted wrongdoing and the proceedings against KANZ, KAIP and the Board member were concluded. KANZ reported net sales of $19.9 million and $23.4 million in 2006 and 2005, respectively, and breakeven results and a net loss of $2.9 million in 2006 and 2005, respectively.

Similarly, when we owned indirectly a 49% interest in Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), an Australian company and the then majority shareholder of KANZ, KAWP made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC has granted immunity to KAWP, subject to fulfillment of certain conditions. If conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

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

On July 5, 2007, KANZ, KAIP and KAWP became our wholly-owned indirect subsidiaries as a result of our acquisition of our joint venture partner’s ownership interests. In connection with that acquisition, our joint venture partner agreed to indemnify us for 51% of any losses arising out of the competitor’s claims and any other third party claims instituted within two years following our purchase that are based on substantially the same facts as those that are the subject of the NZCC and ACCC investigations. This indemnity is limited to $19 million in the aggregate.

As a result of our ownership in these Australian and New Zealand entities, an unfavorable resolution of the competitor’s claims or additional litigation regarding these matters could have a material adverse effect on the Company’s results of operations and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, an employee delivered to the Company 15,000 shares of the Company’s Common Stock as payment for the exercise price of an outstanding employee stock option under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	0	N/A	N/A	N/A

May 1, 2007 through May 31, 2007	15,000	$34.01	N/A	N/A

June 1, 2007 through June 30, 2007	0	N/A	N/A	N/A

Total	15,000	$34.01	N/A	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 26, 2007. Of the 24,291,961 shares of common stock entitled to vote at such meeting, at least 22,411,759 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Richard E. Cavanagh, Michael O. Magdol and Douglas J. Wetmore as Class II directors with terms expiring in 2010. Votes cast for and votes withheld in the election of Directors were as follows:

	FOR	WITHHELD
Richard E. Cavanagh	21,594,426	817,333
Michael O. Magdol	22,004,022	407,737
Douglas J. Wetmore	22,022,536	389,223

There were no abstentions or broker non-votes.

The shareholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for 2007. Voting for the resolution ratifying the appointment were 22,026,242 shares. Voting against were 336,979 shares. Abstaining were 48,538 shares. There were no broker non-votes.

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

ARCH CHEMICALS, INC. (Registrant)

August 2, 2007	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.