Form 10-Q
period 2007-09-30
ARCH CHEMICALS INC
filed 2007-11-02
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, $1 par value per share	24,769,857 shares

IN DEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63.3	$82.4
Accounts receivable, net	171.6	139.8
Short-term investment	70.8	72.5
Inventories, net	211.8	174.6
Other current assets	32.6	27.8
Assets held for sale	—	13.9

Total current assets	550.1	511.0
Investments and advances—affiliated companies at equity	1.7	6.8
Property, plant and equipment, net	192.0	193.3
Goodwill	206.3	202.9
Other intangibles	152.4	153.6
Other assets	90.2	82.0

Total assets	$1,192.7	$1,149.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19.2	$5.6
Current portion of long-term debt	0.5	149.0
Accounts payable	206.1	182.1
Accrued liabilities	94.7	89.4
Liabilities associated with assets held for sale	—	4.5

Total current liabilities	320.5	430.6
Long-term debt	173.8	62.4
Other liabilities	269.3	290.4

Total liabilities	763.6	783.4
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
24.7 shares issued and outstanding (24.1 in 2006)	24.7	24.1
Additional paid-in capital	449.2	434.8
Retained earnings	41.4	31.3
Accumulated other comprehensive loss	(86.2)	(124.0)

Total shareholders’ equity	429.1	366.2

Total liabilities and shareholders’ equity	$1,192.7	$1,149.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$376.5	$348.5	$1,143.4	$1,095.6
Cost of goods sold	273.3	262.2	813.2	796.0
Selling and administration	84.5	66.7	232.6	208.4
Research and development	5.1	4.5	14.8	14.4
Other (gains) and losses	—	—	(12.8)	—
Restructuring expense	0.9	—	7.5	—
Impairment charge	—	—	8.6	—
Interest expense	3.7	5.3	13.0	16.5
Interest income	0.6	0.4	1.6	0.9

Income from continuing operations before equity in earnings of affiliated companies and taxes	9.6	10.2	68.1	61.2
Equity in earnings of affiliated companies	0.1	0.1	0.3	0.6
Income tax expense	7.4	2.7	29.6	19.9

Income from continuing operations	2.3	7.6	38.8	41.9
Income (loss) from discontinued operations, net of tax	—	(0.3)	0.9	0.6
Loss on sale of discontinued operations	(14.9)	—	(14.9)	—

Net income (loss)	$(12.6)	$7.3	$24.8	$42.5

Basic income (loss) per common share:
Continuing operations	$0.09	$0.31	$1.59	$1.75
Discontinued operations	—	(0.01)	0.03	0.02
Loss on sale of discontinued operations	(0.61)	—	(0.61)	—

Basic income (loss) per common share	$(0.52)	$0.30	$1.01	$1.77

Diluted income (loss) per common share:
Continuing operations	$0.09	$0.31	$1.58	$1.73
Discontinued operations	—	(0.01)	0.03	0.02
Loss on sale of discontinued operations	(0.60)	—	(0.60)	—

Diluted income (loss) per common share	$(0.51)	$0.30	$1.01	$1.75

Weighted average common shares outstanding:
Basic	24.6	24.1	24.4	24.0

Diluted	24.8	24.3	24.6	24.2

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$24.8	$42.5
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Income from discontinued operations	(0.9)	(0.6)
Loss on sale of discontinued operations	14.9	—
Equity in earnings of affiliated companies	(0.3)	(0.6)
Depreciation and amortization	33.7	33.6
Deferred taxes	10.2	14.7
Other (gains) and losses	(12.8)	—
Restructuring expense (payments), net	2.6	(0.3)
Impairment charge	8.6	—
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	—	—
Receivables	(1.3)	(6.6)
Inventories	(22.2)	(15.0)
Other current assets	(1.5)	1.6
Accounts payable and accrued liabilities	7.4	(28.6)
Noncurrent liabilities	(27.0)	7.8
Other operating activities	10.5	0.4

Net operating activities from continuing operations	46.7	48.9
Cash flows of discontinued operations	(1.2)	4.3

Net operating activities	45.5	53.2

Investing activities
Capital expenditures	(27.9)	(16.2)
Businesses acquired in purchase transactions, net of cash acquired and debt assumed	(14.3)	(2.9)
Cash proceeds (payments) from the sale of businesses	9.6	(0.5)
Cash proceeds from the sale of land and property	2.8	1.2
Other investing activities	(1.9)	(3.3)
Cash flows of discontinued operations	—	—

Net investing activities	(31.7)	(21.7)

Financing activities
Long-term debt borrowings	150.0	40.0
Long-term debt repayments	(190.1)	(47.7)
Short-term debt borrowings, net	6.1	1.7
Dividends paid	(14.7)	(14.4)
Proceeds from stock options exercised and other financing activities	15.0	10.9
Cash flows of discontinued operations	(0.8)	(1.5)

Net financing activities	(34.5)	(11.0)

Effect of exchange rate changes on cash and cash equivalents	1.6	2.4

Net (decrease) increase in cash and cash equivalents	(19.1)	22.9
Cash and cash equivalents, beginning of year	82.4	43.1

Cash and cash equivalents, end of period	$63.3	$66.0

Supplemental cash flow information
Income taxes, net	$12.1	$6.9

Interest paid	$18.4	$22.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2006. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year.

As a result of the sale of the performance urethanes business in Venezuela, the Company has adjusted its prior year financial statements to include the results of operations of this business and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

2. Share-Based Compensation

The Company accounts for its four stock-based compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment”, utilizing the modified prospective method. The following table summarizes stock option activity for the nine months ended September 30, 2007 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2006	1,157	$22.99	$16.53 — 31.92
Options exercised	610	24.31	16.53 — 31.92
Options cancelled or forfeited	14	28.33	17.38 — 28.58

Balance, September 30, 2007	533	$21.34	$17.38 — 31.92

The following table summarizes information about stock options outstanding at September 30, 2007 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 — $23.00	453	3 years	$19.46
$31.92	80	<1 year	$31.92

	533

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $7.8 million and $2.0 million, respectively.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

achieved by the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out in cash as soon as administratively feasible following the end of year six if the executive is still employed at the Company.

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock, at each financial statement date until the award is settled. Total compensation expense (income) of $8.3 million and $12.2 million and $(0.9) million and $3.2 million was recognized for the three and nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $16.0 million of total unrecognized compensation cost, based on current stock price, related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts.

The following table summarizes the performance award activity for the nine months ended September 30, 2007 (number of awards in thousands):

Performance Awards
Balance, December 31, 2006	659
Awarded	260
Paid out	—
Cancelled or forfeited	63

Balance, September 30, 2007	856

As of September 30, 2007 the closing stock price was $46.88. All performance awards vest upon attainment of the various financial targets. If the targets are not attained, 50% of the awards are forfeited and the balance vest after the retention period. As of September 30, 2007, these outstanding awards have not yet vested.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Basic	24.6	24.1	24.4	24.0
Common equivalent shares from stock options using the treasury stock method	0.2	0.2	0.2	0.2

Diluted	24.8	24.3	24.6	24.2

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At September 30, 2007 and December 31, 2006, respectively, the Company, through ACRC, had not sold any participation interests in its accounts receivable under the program. During the year, any sales have been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $70.8 million and $72.5 million at September 30, 2007 and December 31, 2006, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($0.9 million at September 30, 2007 and at December 31, 2006) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three and nine months ended September 30, 2007 and 2006 of $0.7 million and $2.0 million and $0.4 million and $1.7 million, respectively, are included in Selling and administration expense in the accompanying Condensed Consolidated Statements of Income. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

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

5. Inventories

($ in millions)	September 30, 2007	December 31, 2006
Raw materials and supplies	$71.7	$50.2
Work in process	10.9	7.8
Finished goods	187.2	174.0

Inventories, gross	269.8	232.0
LIFO reserve	(58.0)	(57.4)

Inventories, net	$211.8	$174.6

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2007 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2007.

6. Assets Held for Sale / Discontinued Operations

On August 31, 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As a result of the sale, the Company recorded a non-cash after-tax loss of $14.9 million, which includes $15.1 million of historical foreign currency translation losses that were recognized at the time of the sale. As of September 30, 2007, the Company has received $9.6 million of the total proceeds with the balance of $7.6 million included in Accounts receivable, net ($4.8 million) and Other assets ($2.8 million) in the Condensed Consolidated Balance Sheet.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The loss is reflected in Loss on sale of discontinued operations, as follows:

($ in millions)
Net Assets Sold
Net working capital	$17.1
Non-current liabilities	(0.9)

Net assets sold	$16.2

Loss on Sale:
Total proceeds	$17.2
Net assets sold	(16.2)
Transaction costs incurred	(0.5)

Subtotal	0.5
Foreign currency translation realized	(15.1)

Pre-tax loss	(14.6)
Tax expense	(0.3)

Net loss	$(14.9)

Balance Sheet

Assets and liabilities at December 31, 2006 are principally related to the performance urethanes business in Venezuela and consist of:

($ in millions)
Accounts receivable, net	$4.4
Inventories, net	7.8
Other current assets	1.7

Total assets held for sale	13.9

Short-term borrowings	0.9
Accounts payable and accrued liabilities	3.6

Total liabilities associated with assets held for sale	4.5

Net assets held for sale	$9.4

Income (Loss) From Discontinued Operations

Income (Loss) from discontinued operations for the three and nine months ended September 30, 2007 and 2006 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006
Sales – performance urethanes Venezuelan business	$6.4	$6.4	$23.8	$23.2
Sales – chemical management services (“CMS”)	—	—	—	1.4

Total Sales	$6.4	$6.4	$23.8	$24.6

Earnings (Loss) before taxes – performance urethanes Venezuelan business	$—	$(0.1)	$1.3	$1.7
Earnings (Loss) before taxes –CMS	—	—	—	(0.8)
Tax expense	—	0.2	0.4	0.3

Income (Loss) from discontinued operations	$—	$(0.3)	$0.9	$0.6

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2006	$38.8	$85.0	$74.7	$198.5	$4.4	$202.9
Post acquisition adjustment	(0.3)	—	—	(0.3)	—	(0.3)
Acquisitions	—	—	13.3	13.3	—	13.3
Foreign exchange and other	0.3	1.3	(11.2)	(9.6)	—	(9.6)

Balance September 30, 2007	$38.8	$86.3	$76.8	$201.9	$4.4	$206.3

Included in foreign exchange and other is a decrease in goodwill of $12.7 million related to the recognition of a tax benefit due to the finalization of a tax examination.

On July 5, 2007, the Company completed the acquisition of the remaining 51 percent share of its Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd. (“KAWP”) and preliminarily allocated the excess purchase price of $13.3 million to goodwill. See Note 18 for further discussion.

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007			December 31, 2006
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	86.2	25.6	60.6	81.7	20.1	61.6
Toxicology database	18.3	4.4	13.9	17.8	3.4	14.4
Developed technology	15.9	3.3	12.6	15.4	2.3	13.1
Other	8.8	4.6	4.2	9.9	4.5	5.4

Total amortizable other intangibles	129.4	38.1	91.3	125.0	30.5	94.5
Total non-amortizable other intangibles — trademarks	61.5	0.4	61.1	59.5	0.4	59.1

Total other intangibles	$190.9	$38.5	$152.4	$184.5	$30.9	$153.6

Amortization expense for the three and nine months ended September 30, 2007 and 2006 was $2.6 million and $7.6 million and $2.2 million and $6.5 million, respectively. Estimated amortization expense is $10.2 million for the year ended December 31, 2007, $10.7 million for the year ended December 31, 2008, $9.7 million for the year ended December 31, 2009, $9.6 million for the year ended December 31, 2010, and $9.4 million for the year ended December 31, 2011.

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

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $69.4 million at September 30, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.10% at September 30, 2007). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There was $110.0 million outstanding under the credit facility at September 30, 2007 and no outstanding borrowings at December 31, 2006.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used the credit facility to pay off the Series A notes in March 2007. The Company’s remaining senior notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a fixed charge coverage ratio covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $43.5 million at September 30, 2007.

At September 30, 2007, the Company had $38.9 million of outstanding letters of credit and $2.2 million of outstanding letters of guarantee.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2007. During the three and nine months ended September 30, 2007 and 2006, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for effective hedge accounting.

At September 30, 2007 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $1.3 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $4.9 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Employee Retirement Plans

Arch U.S. Pension and Postretirement Plans

As of September 30, 2007 and 2006 the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Arch U.S. Pension Plans	2007	2006	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.9	$2.0	$5.7	$5.8
Interest cost on the projected benefit obligation	4.0	3.8	12.2	11.2
Expected return on plan assets	(3.7)	(3.6)	(11.2)	(10.8)
Curtailment	—	—	0.3	—
Recognized actuarial loss	1.2	1.6	3.8	4.1

Net periodic benefit cost	$3.4	$3.8	$10.8	$10.3

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Arch U.S. Postretirement Plan	2007	2006	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1	$0.4	$0.4
Interest cost on the projected benefit obligation	0.2	0.2	0.6	0.6
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized actuarial loss	0.1	0.1	0.3	0.3

Net periodic benefit cost	$0.4	$0.4	$1.2	$1.2

In conjunction with the strategic review of the Company’s U.S. benefit plans and after a final assessment of its funding options under the new U.S. pension legislation, the Company concluded that it would accelerate the funding of its U.S. pension plan. During the third quarter of 2007, the Company made pension contributions of $43.5 million, which included a voluntary contribution of $36.4 million. The Company’s U.S. plan is expected to meet the full funding phase-in threshold for 2008 under the new legislation. It is the Company’s current intention to make contributions in the future in order to continue to meet the full funding phase-in thresholds. Expected contributions for the U.S. plans through 2010 are expected to be in the annual range of $5 million to $10 million. Pension expense is expected to be approximately $1 million lower in 2007.

Hickson U.K. Pension Plans

As of September 30, 2007 and 2006, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.6	$0.3	$1.8	$0.7
Interest cost on the projected benefit obligation	5.7	6.0	16.9	15.2
Expected return on plan assets	(4.9)	(4.3)	(14.6)	(12.6)
Recognized actuarial loss	1.3	1.6	3.8	4.5

Net periodic benefit cost	$2.7	$3.6	$7.9	$7.8

The Company has minimum funding requirements for its U.K. pension plans of approximately $20 million, which is approximately $6 million higher than 2006, and pension expense is expected to be approximately $1 million lower in 2007. As of September 30, 2007, there has been $14.1 million contributed to the U.K. pension plans.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At September 30, 2007, the Company had $9.2 million in Other assets and a deferred compensation liability of $14.3 million in Other liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2006, the Company had $7.2 million in Other assets and a deferred compensation liability of $10.3 million in Other liabilities in the Condensed Consolidated Balance Sheets. In addition, at September 30, 2007 and December 31, 2006, respectively, the Company had $2.4 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006
Net income (loss)	$(12.6)	$7.3	$24.8	$42.5

Foreign currency translation adjustments	24.4	7.5	33.2	22.5
Pension liability adjustment	1.7	—	5.1	—
Net unrealized gain (loss) on derivative instruments	0.4	0.8	(0.5)	0.5

Total other comprehensive income	26.5	8.3	37.8	23.0

Comprehensive income	$13.9	$15.6	$62.6	$65.5

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity, since the Company intends to continue to reinvest these earnings.

12. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the Accumulated net unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.1)	$(0.5)	$0.8	$(0.2)
Net gain (loss) on cash flow hedges	0.1	0.3	(0.5)	—
Reclassification into earnings	0.3	0.5	—	0.5

Ending balance of accumulated net unrealized gain on derivative instruments	$0.3	$0.3	$0.3	$0.3

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of the sale of the performance urethanes business in Venezuela, the Company has adjusted its prior year financial statements to include the results of operations of this business and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The operations of the performance urethanes business in Venezuela are not included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006
Sales:
Treatment Products:
HTH Water Products	$108.6	$118.5	$395.1	$415.7
Personal Care and Industrial Biocides	84.2	71.8	243.8	213.7
Wood Protection and Industrial Coatings	124.5	97.4	331.5	287.2

Total Treatment Products	317.3	287.7	970.4	916.6
Performance Products:
Performance Urethanes	55.2	55.9	159.5	164.4
Hydrazine	4.0	4.9	13.5	14.6

Total Performance Products	59.2	60.8	173.0	179.0

Total Sales	$376.5	$348.5	$1,143.4	$1,095.6

Segment Operating Income (Loss), including Equity in Earnings of Affiliated Companies:
Treatment Products:
HTH Water Products	$6.4	$5.9	$52.9	$52.1
Personal Care and Industrial Biocides	15.1	10.5	41.8	33.4
Wood Protection and Industrial Coatings	4.6	1.2	12.9	3.6

Total Treatment Products	26.1	17.6	107.6	89.1
Performance Products:
Performance Urethanes	3.3	5.4	10.0	12.9
Hydrazine	—	(0.5)	13.2	(0.6)

Total Performance Products	3.3	4.9	23.2	12.3
Corporate Unallocated	(15.7)	(7.3)	(34.5)	(24.0)

Total Segment Operating Income, including Equity in Earnings of Affiliated Companies	13.7	15.2	96.3	77.4
Equity in Earnings of Affiliated Companies	(0.1)	(0.1)	(0.3)	(0.6)
Restructuring and Impairment	(0.9)	—	(16.5)	—

Total Operating Income	12.7	15.1	79.5	76.8
Interest expense, net	(3.1)	(4.9)	(11.4)	(15.6)

Total Income from Continuing Operations before Taxes and Equity in Earnings of Affiliated Companies	$9.6	$10.2	$68.1	$61.2

Capital Spending:
Treatment Products:
HTH Water Products	$2.6	$2.8	$5.9	$5.7
Personal Care and Industrial Biocides	5.4	1.7	13.9	4.9
Wood Protection and Industrial Coatings	1.7	1.4	5.7	3.2

Total Treatment Products	9.7	5.9	25.5	13.8
Performance Products:
Performance Urethanes	0.6	0.5	2.2	1.9
Hydrazine	—	0.5	0.2	0.5

Total Performance Products	0.6	1.0	2.4	2.4

Total Capital Spending	$10.3	$6.9	$27.9	$16.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for the nine months ended September 30, 2007 is a gain of $12.8 million related to the completion of a U.S. Government contract. The Company believes the exclusion of restructuring (income) expense and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

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

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.6 million accrued for the remaining open tax year. As of September 30, 2007, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

In May 2004, the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”) initiated antidumping duty investigations of Chinese and Spanish suppliers of chlorinated isocyanurates and related chemicals as a result of petitions filed by domestic producers who asserted that these products were being imported and sold in the U.S.A. at prices below normal value. One of the suppliers being investigated is a major supplier of chlorinated isocyanurates to the Company. In May 2005, the DOC issued its final determinations and found margins ranging from approximately 76% to 286% for Chinese producers and approximately 25% for Spanish producers, with a margin of approximately 76% applicable to the Company’s primary Chinese supplier. In June 2005, the ITC found that the imports caused injury to the domestic industry following which the DOC issued antidumping orders incorporating the ITC’s findings. As a result of the orders, the Company started to make cash deposits of the estimated antidumping duties at the rate of 76% of the value of the product imported. As permitted annually under the law, upon request of the domestic producers and the Company’s supplier, the DOC commenced a review to determine the final antidumping duty rate for the period of December 16, 2004 through May 31, 2006 (the “review period”). On July 17, 2007, the DOC published its preliminary determination that the final duties assessed against the Company’s supplier for the review period should be reduced to 6.75%. The Company estimates the net impact of this duty reduction would result in a pre-tax benefit of approximately $15 million. The Company expects to recognize a benefit of a reduced duty rate in the fourth quarter of 2007 as the final determination is expected to be published in the fourth quarter, but no later than January 2008. Upon publication of the final determination, the Company will begin paying cash deposits for future imports at the final published rate (preliminarily determined to be 6.75%) and will represent the new estimated rate for such future periods.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, and several other companies and individuals unrelated to the Company. The complaint alleges, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.6 million) in damages plus unspecified punitive damages. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

On July 5, 2007, KANZ, KAIP and KAWP became the Company’s wholly-owned indirect subsidiaries as a result of the acquisition of the Company’s joint venture partner’s ownership interests. In connection with that acquisition, our joint venture partner agreed to indemnify the Company up to $19 million for 51 percent of any losses arising out of the competitor’s claims and any third party claims instituted within the two years following the closing that are based on substantially the same facts that are the subject of the NZCC and ACCC investigations.

As a result of the Company’s ownership in such Australian and New Zealand entities, an unfavorable resolution and any additional litigation relating to this matter could have a material adverse effect on the Company’s results of operations and cash flow.

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent, awarded €250,000 (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €250,000 (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer.

AWP and the manufacturer are appealing the case. The damage expert’s investigation continues, with plaintiff claiming its damages to be approximately €7.8 million (approximately $11.0 million) and with AWP asserting that if there is patent infringement, its share of any damages should be less than €1.0 million (approximately $1.4 million). AWP intends to vigorously defend itself against the plaintiff and, if necessary, may bring claims against the manufacturer.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three and nine months ended September 30, 2007.

15. Other (Gains) and Losses

The Company’s previous supply contract included a storage and distribution services agreement with the U.S. Government. At the completion of the contract, there was a final payment due of $13.4 million from the U.S. Government upon non-renewal. In the first quarter of 2007, the Company began the shutdown of the site and the necessary decommission, demolition and severance and recorded an estimated liability for these costs of $0.6 million. As a result, the Company has recorded the gain, net of expenses, of $12.8 million as a component of Other (gains) and losses in the Condensed Consolidated Statements of Income.

16. Income Taxes

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

The total amount of unrecognized tax benefits at September 30, 2007 of $10.4 million changed by $0.1 million as compared to the amount at June 30, 2007 of $10.3 million. The principal reason for the change was the recognition of $0.1 million of interest expense associated with the Company’s uncertain tax positions. The remaining $10.4 million of unrecognized tax benefits will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $0.4 million of the remaining $10.4 million of unrecognized tax benefits prior to September 30, 2008 upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. During the nine months ended September 30, 2007, the total amount of interest and penalties recognized in accordance with FIN 48 as a component of income tax expense is $0.3 million.

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

In the third quarter, legislation was finalized in the U.K. which reduced the corporate tax rate from 30% to 28%. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in the three and nine months ended September 30, 2007, is $3.0 million of tax expense that represents the reduction of a tax benefit previously recorded directly through equity, related to the U.K. pension liabilities. The original tax benefit was not recorded in the income statement. This charge is non-cash and is not expected to reverse in the foreseeable future.

17. Restructuring

On April 30, 2007, the Company decided to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers in an effort to reduce the overall cost of certain of its products in the industrial biocides business. The Company will

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

continue to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company has closed its Seal Sands, England manufacturing location and has downsized manufacturing at its Huddersfield, England location. This resulted in the termination of approximately 40 employees as well as termination of several service agreements. During the three and nine months ended September 30, 2007, the Company recorded pre-tax charges of $0.9 million and $16.5 million, respectively. $0.4 million of the pre-tax charge during the nine months ended September 30, 2007 relates to inventory disposal costs and is included in Cost of Goods Sold in the accompanying Condensed Consolidated Statements of Income. The charge during the nine months ended September 30, 2007 includes a non-cash portion which is associated with the impairment of the manufacturing assets. The Company expects the remainder of the charges to be incurred by the end of 2007, estimated to be less than $1.0 million. The Company expects to realize projected annual pre-tax cost savings of approximately $6 million beginning in 2008 from these actions. Also included in restructuring in the nine months is a pre-tax cash charge of approximately $0.9 million related to executive severance. The Company expects to incur an additional $2.0 million pre-tax charge related to pension settlement in the first quarter of 2008 related to this severance.

The following table summarizes the activity related to the restructuring costs:

($ in millions)	Severance Costs	Asset Write-downs	Other costs	Total
Provision	$4.3	$8.6	$3.6	$16.5
Payments	(3.8)	—	(1.0)	(4.8)
Utilized	—	(8.6)	(0.4)	(9.0)

Balance at September 30, 2007	$0.5	$—	$2.2	$2.7

18. Acquisition

On July 5, 2007, the Company completed the acquisition of the remaining 51 percent share of its Australian joint venture, KAWP. KAWP produces and markets a full line of wood preservative products tailored for the wood processing and forestry industries in Australia, New Zealand, South Africa, Asia and the Pacific Islands.

The purchase price was $19.0 million, consisting of a cash payment of $15.5 million and the assumption of 51 percent of the joint venture net debt of $6.8 million. Additionally, the purchase agreement included a working capital adjustment. The purchase price, net of the working capital adjustment, was paid during the three months ended September 30, 2007. The acquisition was financed from available cash. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement.

Annual sales for KAWP for the years ended December 31, 2006, 2005 and 2004 were $54.1 million, $54.7 million and $50.8 million, respectively. Net income (loss) for the years ended December 31, 2006, 2005 and 2004 was $1.2 million, $(0.9) million and $3.3 million, respectively. Prior to the acquisition, the Company recorded its proportionate share of the results of operations of this joint venture as a component of Equity in Earnings of Affiliated Companies in the Condensed Consolidated Income Statement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40 – 50% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Accordingly, results of operations for the periods presented are not necessarily indicative of the results to be expected for an entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity in earnings are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

As a result of the sale of the performance urethanes business in Venezuela, the Company has adjusted its prior year financial statements to include the results of operations of this business and the loss on the disposition as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2007	2006	2007	2006
Sales	$376.5	$348.5	$1,143.4	$1,095.6

Gross margin	$103.2	$86.3	$330.2	$299.6
Selling and administration	84.5	66.7	232.6	208.4
Research and development	5.1	4.5	14.8	14.4
Other (gains) and losses	—	—	(12.8)	—
Restructuring	0.9	—	7.5	—
Impairment	—	—	8.6	—
Interest expense, net	3.1	4.9	11.4	15.6
Equity in earnings of affiliated companies	0.1	0.1	0.3	0.6
Income tax expense	7.4	2.7	29.6	19.9

Income from continuing operations	2.3	7.6	38.8	41.9
Income (loss) from discontinued operations, net of tax	—	(0.3)	0.9	0.6
Loss on sale of discontinued operations, net of tax	(14.9)	—	(14.9)	—

Net income (loss)	$(12.6)	$7.3	$24.8	$42.5

Diluted income per common share – continuing operations	$0.09	$0.31	$1.58	$1.73

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2007 Compared to 2006

Sales increased $28.0 million, primarily due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture Koppers Arch Wood Protection (Aust) Pty Ltd. (“KAWP”) ($16.5 million). Excluding the acquisition, sales increased by $11.5 million, or approximately three percent, principally due to favorable foreign exchange (approximately three percent) and favorable pricing (approximately one percent), partially offset by a decrease in volume (approximately one percent). The higher pricing was driven by the HTH water products and wood protection businesses, partially offset by lower pricing in the industrial biocides and performance products businesses. Volume decreased as higher demand in the personal care, industrial biocides, and industrial coatings businesses was more than offset by lower volume in HTH water products.

Gross margin percentage was 27.4% and 24.8% for 2007 and 2006, respectively. The improvement in margins was principally driven by higher volumes in the industrial biocides business and to a lesser extent the improved sales prices for the wood protection and HTH water products businesses, partially offset by higher raw materials costs for the industrial coatings business.

Selling and administration expenses increased as a percentage of sales to 22.4% in 2007 from 19.1% in 2006. The $17.8 million increase is primarily due to an $8.3 million increase in compensation-related expense as a result of the mark-to-market impact of the higher stock price associated with the Company’s performance-based stock awards and deferred compensation plans. The increase in selling and administration expenses is also due to the KAWP acquisition and unfavorable foreign exchange.

Restructuring expense of $0.9 million relates to severance costs related to additional headcount reductions in the industrial biocides business resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule (“BIT restructuring”) at two UK manufacturing locations and begin sourcing from third-party suppliers.

Interest expense, net, decreased $1.8 million as a result of repayment of maturing notes with lower cost borrowings and lower net debt.

The tax rate on Income from continuing operations for the three months ended September 30, 2007 and 2006 was 76.3% and 26.2%, respectively. In the third quarter of 2007, legislation was finalized in the United Kingdom (“U.K.”) which reduced the corporate tax rate from 30 percent to 28 percent. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in the three months ended September 30, 2007, is $3.0 million of non-cash tax expense that represents the reduction of a tax benefit related to the U.K. pension liabilities, previously recorded directly through equity. The original tax benefit was not recorded in the income statement. Excluding the effect of the legislation, the effective tax rate is comparable to the estimated full year effective tax rate of 34.0% for 2007.

The Loss from discontinued operations, net, during the three months ended September 30, 2007 relates to the sale of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction principally due to the recognition of historical foreign currency translation losses.

Nine Months Ended September 30, 2007 Compared to 2006

Sales increased $47.8 million, partially due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($16.5 million). Excluding the acquisition, sales increased $31.3 million, or approximately three percent, due to favorable foreign exchange (approximately two percent) and favorable pricing (approximately one percent). The higher pricing was driven by the wood protection and HTH water products businesses, partially offset by lower pricing in the personal care, industrial biocides and performance products businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gross margin percentage was 28.9% and 27.3% for 2007 and 2006, respectively. The improvement in margins was principally driven by the improved sales prices for the wood protection and HTH water products businesses, offset by increased manufacturing costs in the industrial coatings business. Included in Cost of goods sold is approximately $0.4 million of costs related to the BIT restructuring.

Selling and administration expenses increased as a percentage of sales to 20.3% in 2007 from 19.0% in 2006. These expenses increased in amount by $24.2 million. The increase is primarily due to an $8.3 million increase in compensation-related expense related to the mark-to-market impact of the higher stock price associated with the Company’s performance-based stock awards and deferred compensation plans. In addition, the higher selling and administration expenses is the result of unfavorable foreign exchange and the KAWP acquisition.

Other (gains) and losses represents a gain for the completion of a contract with the U.S. Government of $13.4 million, offset by estimated shutdown costs of $0.6 million.

Restructuring expense of $7.5 million includes $4.3 million for severance costs principally related to headcount reductions in the industrial biocides business resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule at two UK manufacturing locations and begin sourcing from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two UK sites from which the Company will no longer receive any economic benefit. Also included in restructuring is $0.9 million related to executive severance. The Company expects to incur an additional $2.0 million pre-tax charge related to pension settlement in the first quarter of 2008 related to this severance.

The impairment charge of $8.6 million is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations that were impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers.

Interest expense, net, decreased $4.2 million as a result of repayment of maturing notes with lower cost borrowings.

The tax rate on Income from continuing operations for the nine months ended September 30, 2007 and 2006 was 43.3% and 32.2%, respectively. In the third quarter of 2007, legislation was finalized in the U.K. which reduced the corporate tax rate from 30% to 28%. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in the nine months ended September 30, 2007, is $3.0 million of non-cash tax expense that represents the reduction of a tax benefit related to the U.K. pension liabilities previously recorded directly through equity. The original tax benefit was not recorded in the income statement. Additionally, the net impact of Other (gains) and losses and the restructuring and impairment charges was to increase the effective tax rate by approximately three percent for the nine months ended September 30, 2007. Excluding the effect of the U.K. tax legislation, other (gains) and losses, and the restructuring and impairment charges, the effective tax rate is comparable to the estimated full year effective tax rate of 34.0% for 2007.

Income (loss) from discontinued operations, net, during the nine months ended September 30, 2007 represents the results of operations for the non-strategic performance urethanes business in Venezuela, until its sale in September 2007.

The Loss on sale of discontinued operations during the nine months ended September 30, 2007 relates to the divestiture of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction due to the recognition of historical foreign currency translation losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Full Year Outlook

In an effort to reduce the overall cost of certain of its products in the industrial biocides business, the Company has made a decision to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers. The Company will continue to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company has closed its Seal Sands, England manufacturing location and has downsized manufacturing at its Huddersfield, England location. This resulted in the termination of approximately 40 employees as well as several service agreements. In the nine months ended September 30, 2007, the Company recorded a pre-tax charge of $16.5 million and expects the remainder of the charge to be incurred in the three months ended December 31, 2007. The remainder of the charge is expected to be less than $1.0 million. The Company expects to realize projected annual pre-tax cost savings of approximately $6 million beginning in 2008 from these actions.

The Company’s imports of chlorinated isocyanurates (“isos”) have been subject to antidumping duties since December 2004. In June 2005, the U.S. Department of Commerce (“DOC”) issued its estimated duty rate applicable to the Company’s major Chinese supplier. Since such date, the Company has been making cash deposits of the estimated antidumping duties at the rate of 76% of the value imported. At the request of certain producers and our supplier, the DOC conducted an administrative review of this antidumping duty order on isos imported from China from December 16, 2004 through May 31, 2006 to determine the final antidumping duty rate. On July 17, 2007, the DOC published its preliminarily determination that the final duty assessed against our supplier for the period under review should be reduced from 76% to 6.75%. The Company estimates the net impact of this duty reduction would result in a pre-tax benefit of approximately $15 million. The Company expects to recognize a benefit of a reduced duty rate in the fourth quarter of 2007 as the final determination is expected to be published in the fourth quarter, but no later than January 2008. In addition, once the final determination is published, the Company will begin paying cash deposits for future imports at the final published rate. Based upon the current level of purchases and assuming a duty reduction to 6.75%, the Company estimates a pre-tax benefit of approximately $5 to $8 million in 2008. Additionally, at the request of our supplier and others, the DOC has initiated an administrative review to determine the final rate for the period June 1, 2006 through May 31, 2007 during which the 76% estimated rate applied.

The Company anticipates earnings from continuing operations before special items in the fourth quarter 2007 to be in the $0.17 to $0.27 per share range, which includes the impact of the lower antidumping duty rate (preliminarily determined to be 6.75 percent). The improvement is expected from the Company’s HTH water products business, principally related to the estimated benefit from the duty reduction and to a lesser extent the benefit from our European margin improvement plan, offset by lower results in the personal care, industrial biocides and performance products businesses.

For full year 2007, sales are expected to increase approximately four to six percent. Earnings per share from continuing operations before special items are forecast to be in the $2.07 to $2.17 range, which includes the impact of the lower antidumping duty rate (preliminarily determined to be 6.75 percent). The revision to the Company’s previous guidance is due to the $0.20 per share impact of higher compensation expense as a result of the increase in the Company’s stock price and to reflect the reclassification of $0.03 of income from the performance urethanes business in Venezuela in discontinued operations. Depreciation and amortization is estimated to be approximately $45 million. Capital spending is anticipated to be in the $40 to $45 million range. Upon recognition of the antidumping benefit, the Company expects the full year effective tax rate to increase from 34 percent to 35 percent.

Guidance for the full year 2007 excludes the contract termination gain in the hydrazine business, restructuring and impairment charges in the industrial biocides business and the impact of the income tax rate change in the United Kingdom.

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

Treatment Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$108.6	$118.5	$395.1	$415.7
Personal Care & Industrial Biocides	84.2	71.8	243.8	213.7
Wood Protection & Industrial Coatings	124.5	97.4	331.5	287.2

Total Treatment Products	$317.3	$287.7	$970.4	$916.6

Operating Income
HTH Water Products	$6.4	$5.9	$52.9	$52.1
Personal Care & Industrial Biocides	15.1	10.5	41.8	33.4
Wood Protection & Industrial Coatings	4.6	1.2	12.9	3.6

Total Treatment Products	$26.1	$17.6	$107.6	$89.1

Three Months Ended September 30, 2007 Compared to 2006

Sales increased $29.6 million, primarily due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($16.5 million). Excluding the acquisition, the increase in sales of $13.1 million, or approximately five percent, is principally due to favorable foreign exchange (approximately three percent), and favorable pricing (approximately three percent), partially offset by a decrease in volume (approximately one percent). The higher pricing was driven by HTH water products and wood protection, partially offset by lower pricing in the industrial biocides business. The decrease in volume is principally in the HTH water products business.

The increase in operating income is primarily due to improved operating results of the personal care, industrial biocides and wood protection businesses.

HTH Water Products

Sales decreased $9.9 million, or approximately eight percent, due to lower volumes (approximately 15 percent), partially offset by favorable pricing (approximately five percent) and favorable foreign exchange (approximately two percent). The lower volumes were principally due to the shedding of unprofitable business in Europe and lower demand for non-branded and, to a lesser extent, branded products in North America due principally to unfavorable weather patterns. The increased pricing was primarily in North America and Europe.

Operating income increased $0.5 million over the prior period as higher pricing more than offset the impact of the lower volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Personal Care and Industrial Biocides

Sales increased $12.4 million, or approximately 17 percent, due to higher volumes (approximately 19 percent) driven by increased demand for biocides used in personal care applications and biocides used in industrial applications, including building products and marine antifouling paints. Lower pricing (approximately four percent) was partially offset by favorable foreign exchange (approximately two percent). The pricing impact was principally related to the industrial biocides business due to competitive pressures.

Operating income increased $4.6 million as the higher sales volumes were partially offset by lower pricing and higher manufacturing costs.

Wood Protection and Industrial Coatings

Sales increased $27.1 million, or approximately 28 percent, primarily due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture ($16.5 million or 17 percent). Excluding the acquisition, sales increased by $10.6 million or approximately 11 percent. The increase is due to favorable foreign exchange (approximately five percent), pricing (approximately four percent), and volumes (approximately two percent). The improved pricing was principally in the wood protection business to offset the higher raw material costs experienced over the last several years for products used in residential and industrial applications. The higher volumes were a result of increased demand for industrial coatings, principally in the Eastern European market, partially offset by lower demand for wood protection products as a result of weakness in the U.S. construction market.

Operating income increased by $3.4 million as improved pricing for the wood protection business and higher volumes in the industrial coatings business more than offset continued increases in raw material costs. In addition, operating income benefited from the positive contribution of the acquisition.

Nine Months Ended September 30, 2007 Compared to 2006

Sales increased $53.8 million, or approximately six percent, and operating income increased $18.5 million. The increase in sales was partially due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($16.5 million). Excluding the acquisition, the increase in sales of $37.3 million, or approximately four percent, is principally due to favorable foreign exchange (approximately three percent) and improved pricing (approximately two percent), partially offset by lower volume (approximately one percent).

The increase in operating income is primarily due to the improved operating results of the wood protection, personal care and industrial biocides businesses.

HTH Water Products

Sales decreased $20.6 million, or approximately five percent, due to lower volumes (approximately nine percent), partially offset by improved pricing (approximately three percent) and favorable foreign exchange (approximately one percent). The lower volumes were principally due to the shedding of unprofitable business in Europe, and lower demand for branded products in North America due to unfavorable weather patterns in several large regions served by the Company. The increased pricing was primarily in North America and Europe.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Personal Care and Industrial Biocides

Sales increased $30.1 million, or approximately 14 percent, due to higher volumes (approximately 16 percent) driven by increased demand for biocides used in industrial applications, including building products and health and hygiene, and increased demand for biocides used in personal care products. Lower pricing (approximately four percent) was partially offset by favorable foreign exchange (approximately two percent). The pricing impact was principally related to a renewed contract with a significant customer as well as competitive pressures in the industrial biocides business.

Operating income increased $8.4 million as higher sales volumes, and improved product mix, were partially offset by increased manufacturing costs, lower pricing and increased selling and administrative costs to support various growth initiatives.

Wood Protection and Industrial Coatings

Sales increased $44.3 million, or approximately 15 percent, partially due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($16.5 million or six percent). Excluding the impact of the acquisition, sales increased $27.8 million, or approximately ten percent. The increase is due to improved pricing (approximately six percent) and favorable foreign exchange (approximately six percent), offset by lower volumes (approximately two percent). The improved pricing was principally in the wood protection business. Price increases were implemented for wood protection products used in residential and industrial applications in North America to offset the higher raw material costs experienced over the last several years. The lower volumes were a result of reduced demand for wood protection products, primarily as a result of the slowdown in the U.S. construction market, partially offset by increased demand for industrial coatings, principally in the Eastern European market.

Operating income increased by $9.3 million due to the improved pricing for the wood protection business and higher volumes in the industrial coatings business, partially offset by higher raw material costs. In addition, operating income benefited from the positive contribution of the acquisition.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Results of Operations:
Sales
Performance Urethanes	$55.2	$55.9	$159.5	$164.4
Hydrazine	4.0	4.9	13.5	14.6

Total Performance Products	$59.2	$60.8	$173.0	$179.0

Operating income (loss)
Performance Urethanes	$3.3	$5.4	$10.0	$12.9
Hydrazine	—	(0.5)	13.2	(0.6)

Total Performance Products	3.3	4.9	23.2	12.3
Less: contract completion gain	—	—	(12.8)	—

Total Performance Products, excluding gain	$3.3	$4.9	$10.4	$12.3

Three Months Ended September 30, 2007 Compared to 2006

Sales decreased $1.6 million, or approximately three percent, and operating income decreased $1.6 million from prior year. The decrease in sales and operating income is due principally to lower pricing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Urethanes

Performance urethanes sales decreased $0.7 million, or approximately one percent, due to lower pricing (approximately four percent), partially offset by higher volumes (approximately three percent) for specialty polyols. The lower pricing was principally due to competitive pressures in the propylene glycol and polyol markets. Operating income decreased $2.1 million as a result of the decrease in pricing.

Hydrazine

Hydrazine sales decreased by $0.9 million and operating results were slightly higher than the prior year. The lower sales, which were a result of decreased hydrazine hydrates volumes, were offset by lower manufacturing costs.

Nine Months Ended September 30, 2007 Compared to 2006

Sales decreased $6.0 million, or approximately three percent, and operating income decreased $1.9 million from prior year, excluding the gain from the completion of a contract with the U.S. Government ($12.8 million). The decrease in sales is due to lower pricing (approximately four percent), partially offset by higher volumes (approximately one percent). The decrease in operating income is primarily due to the lower pricing.

Performance Urethanes

Performance urethanes sales decreased $4.9 million, or approximately three percent, due to lower pricing (approximately four percent) partially offset by higher volumes (approximately one percent). The lower pricing was principally due to increased competition in the propylene glycol market as well as competitive pressure in the polyol market. Operating income decreased $2.9 million as a result of the decrease in pricing, partially offset by reduced manufacturing costs and a favorable raw material contract pricing adjustment.

Hydrazine

Hydrazine sales decreased by $1.1 million (approximately eight percent), due to lower volume (approximately six percent) and pricing (approximately two percent). The decrease was primarily due to a decrease in demand and lower pricing for hydrazine hydrates. After excluding the gain from the completion of a contract with the U.S. government ($12.8 million), operating results improved by approximately $1.0 million, due to lower plant operating costs.

Corporate Expenses (Unallocated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(15.7)	$(7.3)	$(34.5)	$(24.0)

Three Months Ended September 30, 2007 Compared to 2006

The increase in unallocated corporate expenses increased principally due to an increase in compensation-related expense as a result of the mark-to-market impact of the increased stock price in the quarter associated with the Company’s performance-based stock awards and deferred compensation plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Nine Months Ended September 30, 2007 Compared to 2006

The increase in unallocated corporate expenses is principally due to an increase in compensation-related expense as a result of the mark-to-market impact of the increased stock price associated with the Company’s performance-based stock awards and deferred compensation plans and higher environmental remediation costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Nine Months Ended September 30,
Cash Flow Data	2007	2006
	($ in millions)
Provided By (Used For)
Accounts receivable securitization program	$—	$—
Change in working capital	(17.6)	(48.6)
Net operating activities from continuing operations	46.7	48.9
Capital expenditures	(27.9)	(16.2)
Businesses acquired in purchase transactions	(14.3)	(2.9)
Cash proceeds (payments) from the sale of businesses	9.6	(0.5)
Cash proceeds from the sale of land and property	2.8	1.2
Net investing activities	(31.7)	(21.7)
Debt borrowings (repayments)	(34.0)	(6.0)
Net financing activities	(34.5)	(11.0)

Nine Months Ended September 30, 2007 Compared to 2006

For the nine months ended September 30, 2007, $46.7 million was provided by operating activities from continuing operations, compared to $48.9 million provided by operating activities from continuing operations for the nine months ended September 30, 2006. The decrease was principally due to a voluntary contribution to the Company’s U.S. pension plan of $36.4 million, partially offset by reduced working capital requirements.

Capital expenditures for the nine months ended September 30, 2007 were $11.7 million higher than 2006, principally due to increased spending for the personal care and industrial biocides business as a result of construction in China, as well as expanding the U.S. manufacturing capacity. Capital expenditures for 2007 are expected to be in the $40 to $45 million range.

Businesses acquired in purchase transactions principally relates to the Company’s purchase of the remaining 51 percent share of its Australian joint venture, KAWP, from its joint venture partner on July 5, 2007. The purchase price was $19.0 million, consisting of a cash payment of $15.5 million and the assumption of 51 percent of the joint venture net debt of $6.8 million. Additionally, the purchase price is subject to a working capital adjustment. The purchase price, net of the working capital adjustment, was paid during the nine months ended September 30, 2007. The acquisition was financed from available cash.

Cash proceeds from the sale of a business during the nine months ended September 30, 2007 relate to the sale of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction, principally due to the recognition of historical foreign currency translation losses. Proceeds from the sale are expected to be approximately $16.7 million, net of expenses, and are subject to a working capital adjustment. In addition, the sale agreement provides for a contingent earn-out based upon future performance of one of the products of the divested business. As of September 30, 2007, the Company has received $9.6 million of the total proceeds with the balance of $7.6 million included in Accounts receivable, net ($4.8 million) and Other assets ($2.8 million) in the Condensed Consolidated Balance Sheet. The current receivable is expected to be collected as working capital is liquidated and the majority of the non-current receivable is expected to be collected by February 2009.

Cash proceeds from the sale of land and property represent repayments of an outstanding note from the sale of land in 2003. The note was entirely repaid as of September 30, 2007.

In March 2007, the Series A notes of $149.0 million came due. The Company used its credit facility to pay off the Series A notes at their maturity.

Cash outflows from financing activities during the nine months ended September 30, 2007 were $34.5 million, compared to $11.0 million for the nine months ended September 30, 2006. The increase was due to the repayment of long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Total dividends paid to shareholders were $14.7 million in 2007, compared to $14.4 million in 2006.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $69.4 million at September 30, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At September 30, 2007, the Company had $240.0 million of available borrowings under the credit facility.

The Company’s remaining Series B notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio not to exceed 55%. In addition, the notes contain a fixed charge covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock, plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $43.5 million at September 30, 2007.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. The Company had also not sold any participation interests in such accounts receivable at September 30, 2007 and December 31, 2006 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At September 30, 2007 the Company had $38.9 million of outstanding letters of credit and $2.2 million of outstanding letters of guarantee.

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

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, the Company concluded that it would accelerate the funding of its U.S. pension plan. During the third quarter, the Company made pension contributions of $43.5 million, which included a voluntary contribution of $36.4 million. The Company’s U.S. plan is expected to meet the full funding phase-in threshold for 2008 under the new legislation. It is the Company’s current intention to make contributions in the future in order to continue to meet the full funding phase-in thresholds. Expected contributions for the U.S. plans through 2010 are expected to be in the annual range of $5 million to $10 million. The voluntary contribution, made in 2007, is expected to benefit the Company’s 2008 pre-tax income by approximately $1 million, as the assumed returns on the higher pension assets exceed the Company’s borrowing cost.

The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $20 million per year.

On October 26, 2007, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on December 14, 2007 to shareholders of record at the close of business on November 15, 2007.

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

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of moderate growth in U.S. and European economies; increases in interest rates; economic conditions in Asia; worsening economic and political conditions in Venezuela; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; a change in the anti-dumping duties ruling on certain products; price increases due to changes in Chinese taxes related to exports from China; increased foreign competition in the calcium hypochlorite markets; unfavorable court, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or company plants; reduction in expected government contract orders; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; changes in the Company’s stock price; and gains or losses on derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 70 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2007 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and cash flows by approximately $0.7 million.

Foreign Currency Risk

At September 30, 2007, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $1.3 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $4.9 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas purchases during a calendar year. At September 30, 2007, the Company had purchase commitments but had no forward contracts to purchase natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene or copper metal would decrease the Company’s results of operations and cash flows by approximately $3 million. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, resins or natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, a former employee delivered to the Company 3,000 shares of the Company’s Common Stock as payment for the exercise price of an outstanding employee stock option under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	0	N/A	N/A	N/A
August 1, 2007 through August 31, 2007	3,000	$39.535	N/A	N/A
September 1, 2007 through September 30, 2007	0	N/A	N/A	N/A
Total	3,000	$39.535	N/A	N/A

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

November 2, 2007	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.