Form 10-K
period 2007-12-31
ARCH CHEMICALS INC
filed 2008-02-22
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑.

As of June 30, 2007, the aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant was $880,379,105.

As of January 31, 2008, 24,836,093 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Arch’s 2008 Annual Meeting of Shareholders	Part III

FORM 10-K

PART I

Item 1.	Business

General

Arch Chemicals, Inc. (“Arch”, the “Company” or “We”) is a global biocides company providing chemistry-based and related solutions to selectively destroy and control the growth of harmful microbes. We are focused on delivering profitable global growth driven by innovation. Our focus is in water, hair and skin care products, treated wood, paints and building products, and health and hygiene applications. The principal business segments in which we compete are Treatment Products and Performance Products. Our ability and willingness to provide superior levels of technical service, chemical formulation skills, regulatory expertise and customer support, the manufacturing flexibility of many of our facilities, and the cultivation of close customer relationships are the core skills on which we rely to serve our global markets and customers.

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

The term “Company,” “We” or “Our” as used in Parts I and II of this Report means Arch Chemicals, Inc. and its subsidiaries unless the context indicates otherwise. The Company’s products and services described in this Report may be sold, distributed, manufactured or provided by Arch Chemicals, Inc. or by one or more of its subsidiaries, affiliates, or joint ventures.

We make available through our Internet website, which is located at http://www.archchemicals.com, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We do not charge any fees to view, print or access these reports on our website through the Internet. Interested persons may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website, located at http://www.sec.gov, that contains reports, proxy statements and other information regarding registrants, such as the Company, that file electronically with the SEC.

2007 Developments

In September 2007, we completed the sale of our performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million. As a result of the sale, we recorded a non-cash, after-tax loss of $14.9 million, principally from the recognition of historical foreign currency translation losses of $15.1 million.

On July 5, 2007, we bought the remaining 51 percent share of our Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd. (“KAWP”), from our joint venture partner. The price was $19.0 million, consisting of a cash payment of $15.5 million and the assumption of 51 percent of the joint venture net debt of $6.8 million.

Products and Services

Our products and services fall within two business segments: Treatment Products and Performance Products. For financial information about each of our segments, and foreign and domestic and export sales and long-lived assets, see Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

The principal products of each of our business are described below. For customer concentrations, see “Business and Credit Concentrations” contained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Treatment Products

Within our Treatment Products segment, we manufacture and sell water treatment chemicals, biocides and personal care specialty ingredients, and wood treatment and industrial coatings chemicals and related services.

HTH Water Products. We sell chemicals and equipment on a worldwide basis for the sanitization and treatment of residential and commercial pool and spa water, drinking water and water used in industrial applications. We sell both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. Our pool chemical products are sold primarily under the widely-recognized HTH® brand name, the POOLIFE® brand name and the Baquacil® and Baqua Spa® brand names. We also sell commercial pool products under the Pulsar® brand name. Our water chemical products are also distributed as private label brands. In addition to calcium hypochlorite-, chlorinated isocyanurate-and PHMB-based water sanitizing chemicals, we sell ancillary chemicals and accessories for the maintenance of residential and commercial pools, such as algaecides, clarifiers and test strips. We are a leading worldwide producer and seller of calcium hypochlorite with various concentrations of available chlorine. We have a competitive advantage through ownership of several patents covering the manufacture and use of pool chemicals and equipment, as well as through the ownership of strong brand names. We are a major manufacturer and seller of PHMB-based pool and spa treatment chemicals that are sold primarily to U.S. pool and spa owners through an extensive network of authorized, independent retailers, rather than through mass market retailers.

Our water products are also sold in the municipal water market for the purification of potable water. We sell calcium hypochlorite to purify potable water mainly in a number of countries outside the U.S. and for sanitization in the food preparation market in the U.S. We are working to expand our presence in the municipal and industrial water market both domestically and internationally and in the food sanitization market.

In 2007, approximately 70% of our water products sales were within North America, and the remaining 30% were throughout the rest of the world. In North America, we sell water chemical products to retail merchants and to pool dealers. Our Brazilian subsidiary, Arch Quimica Brasil Ltda., manufactures and distributes calcium hypochlorite and other water chemical products in Brazil and other South American countries.

In Europe, we package and sell chemicals, equipment and accessories for pools and spas mainly through our wholly owned subsidiary, Arch Water Products France, S.A.S., located in France. In South Africa, we manufacture and sell chemicals and equipment and accessories for pools and spas mainly through our wholly owned subsidiary, Arch Water Products South Africa (Proprietary) Limited.

Personal Care and Industrial Biocides. We are a leading global supplier of biocides for preservation of industrial and consumer products. We manufacture biocides that control dandruff on the scalp and, in various other applications, the growth of micro-organisms, particularly fungi and algae. We also develop, manufacture and market biocides for anti-bacterial applications. Most of our biocide products are marketed under well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. A large portion of the biocide chemicals we produce are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing active concentrations, forms and salts, and we believe we are a worldwide leader in these biocide products. Our other biocide chemicals are based on iodopropargyl-n-butylcarbamate (“IPBC”), a broad-spectrum fungicide serving the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. Our offerings also include two well-established molecules—1,2 benzisothiazolin (“BIT”) and PHMB. We are a leading seller of BIT, which we now source from

China, and PHMB into the global biocides market and supply biocides used in health and hygiene applications. Biocides make up a small portion of the content of the customer’s end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation’s other components. Meeting the biocide customer’s needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. Our ability to meet these needs makes us a preferred supplier in the biocides market. We are also uniquely positioned as the only pyrithione supplier with U.S. Environmental Protection Agency (“U.S. EPA”) registrations for coatings and antifouling paints and one of two with a U.S. EPA registration for metalworking fluids. In 2005, we obtained a U.S. EPA registration for our Purista® brand biocide, which is based on PHMB, for use in textiles. We also participate in the personal care market with actives and functional ingredient products sold primarily to manufacturers in the global cosmetic, toiletries and personal care industries. We provide these customers with biotechnological active ingredients, delivery systems, proteins, botanicals and functional ingredients, primarily for use in skin and hair care formulations.

Wood Protection and Industrial Coatings. We are a leading producer of wood treatment chemical solutions that enhance the properties of wood. These products are critical to the performance and value of end-use products. Our wood preservatives and fire retardants are sold under the brand names Wolman®, Dricon®, Tanalith™, Vacsol™, and Resistol™ in markets around the world. These products protect wood against rot, fungal decay, or termites and other insects or retard the combustibility of wood. Our principal customers are sawmills and treaters of softwoods that require chemical treatment, thus giving softwoods the performance of naturally durable wood species in service.

In the U.S. and Canada, the majority of our customers are licensed wood treaters that operate under guidelines and standards established by the Company. The program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. Our customers sell their treated wood products into the construction, utility, residential and agricultural markets. In 2005, the Good Housekeeping Institute announced that Genuine Wolmanized® Outdoor® Wood, a product which is based on our patented copper azole (Wolman® E) chemistry, earned the Good Housekeeping Seal. This wood is used in decks, gazebos, walkways, landscaping and other exposed projects. In 2006, wood treated with our Dricon® fire retardant also earned the Good Housekeeping Seal. As a result of voluntary regulatory changes, we have transitioned from our chromated copper arsenate (“CCA”) wood preservative to a new generation of wood preservatives for use in non-industrial applications. Growing consumer preferences and the availability of alternative products have moved the industry to CCA-substitute products. We responded to such transition by offering our Wolman® E and Tanalith® E patented products to treaters servicing this major segment of the industry. We continue to supply CCA for industrial purposes such as the treatment of wood used in marine pilings, utility poles and highway materials.

In Asia-Pacific, our sales are primarily in Australia and New Zealand where our local subsidiaries manufacture and distribute wood treatment chemicals.

We also manufacture and sell a wide range of industrial coatings for a variety of applications for wood and other materials in markets primarily located in Europe. These finishes are primarily industrial-applied or consumer-applied products for the surface decoration and protection of wood, including stains, polyester-based and polyurethane-based coatings, and water-based coatings and UV systems that incorporate new technology. These coatings products are sold primarily under the brand names Sayerlack® and LineaBlu™. The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. We believe we are a market leader in France, and have a strong presence in several other areas of Europe, including the strategic Italian market and the United Kingdom. We also have operations in Spain and sales and technical support facilities in the U.S., China and Singapore that support sales efforts in North America and Asia. Major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key to the growth of this business. As a result, we have many long-standing customers and our customer base includes many of the leading furniture and joinery manufacturers in Europe.

Performance Products

Performance Urethanes. Our Performance Products segment includes the manufacture and sale of a broad range of urethane intermediate products with diverse end uses. Our urethanes products impart physical characteristics that are critical to the performance and value of the customer’s end-use products. Custom manufacturing services are also provided. The business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations, combined with our ability and willingness to provide superior technical support, enables us to respond to the specific needs of a diverse group of customers. This gives us an advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers.

Our performance urethane products business includes flexible polyols, specialty polyols, and glycols and glycol ethers. Specialty polyols, which are used as ingredients for elastomers, adhesives, coatings, sealants and rigid foam, are manufactured at our Brandenburg, Kentucky site. The Brandenburg facility also manufactures glycols and glycol ethers for use as ingredients in cleaners, personal care products and antifreeze, and provides custom manufacturing of specialty chemicals for a small group of companies.

Hydrazine. We supply hydrazine hydrates and hydrazine derivatives for a variety of end uses. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. The hydrazine hydrates are supplied in various concentrations and in packaging containers that include bulk, tote bins and drums. We currently purchase hydrazine hydrates from a third party supplier for resale to its customers and as an ingredient for our formulated hydrazine products.

We supply propellant grade hydrazine and hydrazine derivatives for use as fuel in satellites, expendable launch vehicles and auxiliary and emergency power units. These propellant grade hydrazine products include Ultra Pure™ hydrazine (“UPH”), anhydrous hydrazine (“AH”), unsymmetrical dimethyl hydrazine (“UDMH”), monomethyl hydrazine (“MMH”) and hydrazine fuel blends. In March 2005, the U.S. Government awarded the Company a long-term contract for the production, storage, distribution and handling of its hydrazine-based propellants. Full scale production under this new contract is scheduled to begin in 2010. In addition to space-related applications in satellites and launch vehicles, auxiliary power from hydrazine-driven units is used on the NASA Space Shuttle for maneuvering its rocket engine nozzles and for operating valves, brakes and landing gear. Emergency power from hydrazine is also provided to jet aircraft such as the F-16 to operate electrical and hydraulic units in the event of an engine flameout. We also supply special packaging containers including cylinders to improve the safe handling and storage of hydrazine propellants.

Customers

Our customer base is diverse and includes pool and spa retailers, world-renowned consumer product companies, major big box retailers, furniture manufacturers, national and regional chemical and equipment distributors, wood treaters, sawmills, other chemical manufacturers and the U.S. Government. No single customer has accounted for more than 10% of our total annual sales in 2007, 2006 or 2005. A significant portion of sales of the Treatment Products segment (approximately 18% in 2007 and 2006 and 17% in 2005) is dependent upon two customers, one customer accounting for a significant portion of the sales of the HTH water products business and the other customer accounting for a significant portion of the sales of the personal care and industrial biocides businesses. For additional information about customers, see the information under the caption “Business and Credit Concentrations” in Item 7 of this Report.

Raw Materials and Energy

We utilize a variety of raw materials in the manufacture of products for our businesses. Outlined below are the principal raw materials for our businesses. The majority of our raw material requirements are purchased and many are provided pursuant to written agreements. Overall, principal raw materials have historically been readily available to the Company as a whole.

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

The principal raw materials for wood protection products include scrap copper, chromic acid, monoethanolamine, tebuconazole, copper carbonate, arsenic trioxide, cupric oxide and proprietary organic biocides. Copper is subject to significant price volatility. The raw materials for the industrial coatings products include a wide variety of polyester and polyurethane resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, titanium dioxide, isocyanate, various pigments and colors and stains.

Performance Products. The principal raw materials for the urethanes products are propylene, propylene oxide and ethylene oxide. Chlorine, caustic soda and ammonia are the key raw materials for the hydrazine business. For this segment, propylene is the most significant raw material that is subject to significant price volatility.

Electricity for our manufacturing facilities is mostly supplied by public or government utilities while other third parties supply us at shared sites. Natural gas used for steam production is an important energy source for many of our U.S. manufacturing sites, particularly the Brandenburg, Kentucky facility, and is purchased from multiple suppliers.

Research and Development and Patents

Our research activities are conducted at several sites including Cheshire, Connecticut; New Castle, Delaware; South Plainfield, New Jersey; Conley, Georgia; Blackley, England; and Pianoro, Italy. Company-sponsored research expenditures were $20.1 million in 2007, $18.2 million in 2006 and $21.2 million in 2005.

In general, intellectual property is important to us, but no one technology, patent or license or group thereof related to a specific process or product is of material importance to the Company as a whole.

We believe that our broad patent portfolio in the Treatment Products segment provides a sustainable competitive advantage for the treatment chemical businesses.

The Company has a significant patent portfolio related to HTH water products that includes 37 U.S. patents and numerous foreign counterpart patents. Three of these U.S. patents are for technology relating to the manufacture of J3™ calcium hypochlorite, which enables the Company to produce calcium hypochlorite with superior dissolving characteristics, and are materially important to the HTH water products business. Two of these three patents expire in 2009 and the other expires in 2010. Most of the remaining patents continue at least until 2012. Another significant patent, which expires in 2015, is for the multifunctional formulated trichloro-isocyanuric (“trichlor”) tablets. These multifunctional tablets offer enhanced benefits to our water treatment customers as distinguished from basic pure trichlor tablets. We have five other material U.S. composition patents for formulated pool chemical products that provide us with advantages in product shipping and storage. Of these five composition patents, one expires in 2008, one in 2009, one in 2022 and two in 2023. The other patents cover manufacturing processes, other multifunctional formulated products, and chemical feeder systems for residential/commercial pool and municipal water treatment applications. We have been awarded a patent covering a dissolving chamber design for chlorinator systems. This patent expires in 2021.

We have an expansive biocides patent portfolio that includes 63 U.S. patents, including process, composition and application patents and numerous foreign counterpart patents. Our biocides business holds several U.S. patents relating to antifouling additives for paints. These patents expire in 2010 and 2012. A substantial majority of our other biocides patents do not expire until after 2012. Patents for our key targeted growth areas in our marine antifouling paint and building product biocides businesses include those relating to a small particle copper pyrithione process for stable biocide dispersions, gel-free paint containing zinc pyrithione, and “in-can” and “dry film” antimicrobial coating compositions. Biocide patents supporting our personal care ingredients business include those relating to non-spherical and non-platelet crystalline forms of zinc pyrithione and a method for producing distinct particles of pyrithione salts.

We own two significant U.S. composition of matter patents in our wood protection business. These patents include one for an additive to CCA that improves the climbability of utility poles. This patent expires in 2008. The other is a patent, which expires in 2014, on our WOLMAN® E and Tanalith™ E preservative formulation . Our patent portfolio also includes patents, both granted and pending, covering fire retardant and other wood preservation technologies.

Seasonality

We as a whole usually experience our highest sales and profits in the second quarter primarily due to sales of our water treatment products in that quarter. The purchase of water treatment products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. The HTH water products business principally distributes directly to retail merchants. Sales of these products are strongest in the second and third quarters with the second quarter having the highest sales of these products. Our working capital needs peak during the second quarter. In addition, the weather can have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales. Through the Company’s HTH water products acquisitions in Latin America and South Africa, we have mitigated somewhat the seasonality of the business as seasons in the southern hemisphere are the opposite of those in the North American and European markets.

Backlog

The amount of our backlog orders is immaterial as a whole and to any particular segment.

U.S. Government Contracts and Other Regulatory Matters

In 2005, we obtained a 20-year contract, valued at $149 million, with the Defense Energy Support Center (“DESC”) for the production, storage and distribution and handling services of our hydrazine-based propellants products. We began receiving monthly maintenance fee payments in the first quarter of 2006 under this new, long-term contract. Production is scheduled to begin in 2010. The terms of the contract call for an initial 10-year supply contract beginning in 2005, followed by two five-year renewal terms at the option of the government. We will utilize our existing hydrazine production facility in Lake Charles, Louisiana, to provide products and services under this contract. The contract provides that the U.S. Government may terminate the contract for convenience with a termination fee to be negotiated by the parties at time of termination. In February 2004, we were awarded a twenty-five month contract valued at $11.9 million, with the DESC for Ultra Pure™ hydrazine. The contract began January 1, 2005 and expired in January 2007, at which time Ultra Pure™ hydrazine became included in the 20-year contract referenced above. We recorded a pre-tax gain of $12.8 million, or approximately $0.32 per share, net of tax, during the first quarter of 2007 for the final payment related to the completion of our storage contract with the U.S. Government for our former McIntosh, Alabama site.

As a government contractor, we are subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of controlled products and commodities could subject us or one or more of our businesses to civil and criminal penalties and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

In addition to governmental regulations affecting government contractors, we, as a chemical manufacturer, are subject to numerous other regulations regarding the sale of our products. Several of our products are registered with the U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and as such are subject to various regulations regarding use and disclosure requirements. FIFRA covers the sale, distribution and use of our biocides. This law requires that all biocides be registered by the U.S. EPA prior to sale or distribution, and that the safety of our biocides be supported by U.S. EPA required data. Additionally, FIFRA provides for the periodic re-registration of biocides, which ensures that all data supporting registrations meet current guidelines. In addition to the U.S. EPA, each of the various states requires that biocides be registered by the relevant state regulatory agency prior to sale and distribution in that state. In addition, in Europe, our biocide products are subject to the European Biocidal Products Directive, which requires the re-registration of all biocide products, and the Registration, Evaluation and Authorization of Chemical Substances regulation, which requires all chemical products to be re-registered in the EU. See Risk Factors in Item 1A of this Report for additional information. In addition to Europe and the U.S., the Company is subject to regulatory schemes in other countries such as Brazil and China.

Competition

The industry segments in which we operate are highly competitive, and we encounter strong competition across our product lines from other manufacturers worldwide. This competition, from other manufacturers of the same products and from manufacturers of different products designed for the same uses, is expected to continue in both U.S. and foreign markets. Depending on the product involved, various types of competition are encountered, including price, delivery, service, performance, product innovation, product recognition and quality. Overall, we believe our principal product groups are competitive with many other products of other producers.

Export Sales

Our export sales from the U.S. to unaffiliated customers were $119.0 million in 2007, $119.9 million in 2006 and $98.9 million in 2005. For financial information about geographic areas, see Note 18 of Notes to the Consolidated Financial Statements contained in Item 8 of this Report.

Employees

As of December 31, 2007, we have approximately 2,670 full-time employees, approximately 1,440 of whom were working in foreign countries. In addition, we also employed at such date approximately 405 seasonal or temporary employees, primarily in the HTH water products business. Approximately 175 of the hourly paid U.S. employees of the Company located at its Brandenburg, Kentucky and Conley, Georgia facilities are represented for purposes of collective bargaining by several different labor organizations, and we are a party to seven labor contracts relating to such employees. These labor contracts extend for four- and five-year terms and expire in the years 2010 and 2011. Certain European employees are also represented by unions in various countries. As of December 31, 2007, in the U.K. and Ireland, approximately 65 employees were covered under different labor organizations with employment terms that are renewed annually and in Italy, approximately 65 employees are covered under collective bargaining arrangements with employment terms that expire in 2008. Generally speaking, in other European countries applicable labor agreements are statutory. In South Africa, approximately 54 employees belong to unions with labor terms negotiated annually. In Brazil, the Company has a total of approximately 233 employees subject to collective bargaining agreements, which are negotiated annually in Brazil. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.

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

We have developed a management system to drive improvement in all seven areas under Responsible Care®. To make this complex and multifaceted process more compelling and to give it a sense of urgency, we have developed what we call “The Goal is Zero” initiative. This initiative recognizes a fundamental truth at the heart of Responsible Care®—that no amount of harm to people or the environment is acceptable.

Our manufacturing plant in Rochester, New York, which makes industrial biocides and ingredients for personal care products was the first plant in the U.S. to be certified under the new Responsible Care® RC 14001 standard, which broadly covers performance in all seven performance areas under Responsible Care®. The plant received this certification after a rigorous series of audits by ABS Quality Evaluations (“ABS”), an independent registrar based in Houston, Texas. Using standards developed by the Registrars Accreditation Board, auditors from ABS examined the Rochester plant’s management systems and related quality controls related to Responsible Care®. In addition, Arch was the first ACC member whose corporate headquarters earned certification under the new Responsible Care® Management System (“RCMS”) requirements. In 2005, RCMS certification was granted to the Company’s site in Smyrna, Georgia, which serves as headquarters for Arch Wood Protection, HTH water products and industrial biocides businesses. In addition, the Company’s water chemicals plant in Charleston, Tennessee, and wood protection plants in Conley, Georgia; Valparaiso, Indiana; and Kalama, Washington, all received RCMS certification. In 2007, consistent with the requirements of ACC member companies, our corporate headquarters was audited by ABS and achieved its re-certification under RCMS. In addition, our performance products plants in Brandenburg, Kentucky and Lake Charles, Louisiana were RCMS certified. This completed certification of all our U.S. operations.

As its very name implies, our “Goal is Zero” initiative is indeed aimed at achieving zero employee and contractor injuries, zero manufacturing process incidents, zero distribution incidents and zero environmental incidents. In 2007, several of our facilities achieved the ultimate goal in all of these categories. The following summarizes our performance in each of the “Goal is Zero” targeted areas:

Goal One: Zero Recordable Injuries. While some of our facilities have achieved this goal, overall, our rate of employee recordable injuries (the number of work-related injuries per 200,000 hours worked) has declined from 3.16 in 1999 to 0.92 in 2007. By contrast, the average recordable injury rate for all U.S. manufacturers was 5.9 in 2006, the last year available. The Company also made excellent progress in reducing contractor recordables, which was at a rate of 6.30 in 1999 and was 0.44 in 2007.

Goal Two: Zero Manufacturing Process Safety Incidents. These incidents are defined to include fires, explosions and chemical releases that result in a reportable quantity release, a lost-time injury, off-site consequences or greater than $25,000 of damages. We achieved our goal of zero for this metric with no process safety incidents in 2005, but incurred two minor reportable releases in 2006 and one in 2007. None of these releases had any off-site consequences and did not result in any injuries.

Goal Three: Zero Environmental Incidents. This goal refers to incidents such as chemical spills or emissions that are reportable because they exceed strict limits established in state, federal or foreign laws and regulations. Our performance has significantly improved, moving from 18 environmental incidents in 1999 to 3 in 2007.

Goal Four: Zero Distribution Incidents. Under this goal, we strive to achieve zero incidents such as spills during the transportation of our products. Performance is measured in terms of distribution incidents per 1,000 shipments, and this rate has declined from 1.84 in 1999 to 0.51 in 2007.

We are pleased with the progress and results derived from our Responsible Care® Program. We remain committed, however, to achieving further improvements and realizing the ultimate goal—the “Goal is Zero” for each of the above categories.

Environmental Matters

We operate manufacturing facilities throughout the world and as a result are subject to a broad array of environmental laws and regulations in various countries. We also implement a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous waste and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected and will continue to affect substantially all of our U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require new capital expenditures and will increase operating costs.

The Distribution Agreement, dated as of February 1, 1999 (the “Distribution Agreement”), between the Company and Olin relating to the Distribution, specifies that we are only responsible for certain environmental liabilities at our then current facilities and certain off-site locations with respect to the businesses acquired from Olin in the Distribution. We have also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses we purchased following the Distribution. In connection with the acquisitions of Hickson International and KAWP, we acquired certain environmental exposures and potential liabilities of current and past operating sites. All of the Hickson environmental exposures have been accrued for in the accompanying consolidated financial statements. We are in the process of evaluating the pre-acquisition environmental exposures related to KAWP and we do not expect them to be material.

In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, we provided indemnification to the buyer for environmental concerns. For identified environmental liabilities as of the transaction date, there is no limit to the liability we retained. We estimate such potential liability to be less than $1.0 million. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with our total exposure thus limited to $3.0 million over a five-year period from the closing date.

In connection with the disposition of the sulfuric acid business on July 2, 2003, we provided environmental covenants to the buyer in which we are solely liable for the costs of any environmental claim for remediation of any hazardous substances that were generated, managed, treated, stored or disposed of prior to the closing date of the sale. We will be released, under the sales agreement, from this obligation, which cannot exceed $22.5 million, 20 years from the closing date. Additionally, as part of its environmental indemnifications, we will be responsible for damages directly related to the process sewer system at the Beaumont, Texas plant during the first five years from the closing date.

As part of the Hickson organics business disposition in August 2003, we will continue to be responsible for known environmental matters. Such matters have previously been accrued for in its environmental reserve included in the consolidated financial statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. Our maximum aggregate liability for such unknown environmental matters is £5.0 million. However, in September 2005, the purchaser went into liquidation and is highly unlikely to be able to honor its environmental indemnification commitments to us. We do not believe there has been a change in our environmental exposure at the site.

We do not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, the sulfuric acid and the Hickson organics dispositions aside from what has already been provided for by us for the microelectronic materials and Hickson organics Castleford locations. The Company has estimated that the fair value of any such additional exposure would be immaterial.

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $2.7 million, $1.2 million and $0.5 million were recorded in 2007, 2006 and 2005, respectively, and may be material in future years.

Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards are charged to income. Cash outlays for remedial activities are charged to reserves. Historically, we have funded our environmental capital expenditures through cash flows from operations and expect to do so in the future.

Cash outlays for environmental related activities for 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.5	$0.5	$0.5
Plant Operations	6.8	5.6	6.9
Remedial Activities	2.4	1.9	3.0

Total Environmental Cash Outlays	$9.7	$8.0	$10.4

Our consolidated balance sheets include liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.5 million at December 31, 2007, of which $1.2 million is classified as current liabilities, and $6.1 million at December 31, 2006, of which $1.0 million is classified as current liabilities. Our estimated environmental liability relates to seven sites, five of which are in the United States and none of which is on the U.S. National Priority List. These amounts do not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $8 million to $10 million over the next several years. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us and may have a materially adverse impact on our business. At December 31, 2007, we had estimated additional contingent environmental liabilities of approximately $7 million.

Item 1A.	Risk Factors

Investing in our securities involves risks. Investors should carefully evaluate these risks including the factors discussed below when evaluating investments in our securities.

Our Treatment Products segment is seasonal in nature and is impacted by the weather.

Our HTH water products business is subject to seasonal fluctuations in demand. We typically experience reduced sales in the first and fourth quarters of each year, as the residential pool market is concentrated in the U.S. between Memorial Day and the Fourth of July. Our working capital needs peak during the second quarter. Unseasonable wet or cool weather can also have a negative impact on the sale of our water and wood treatment products. Further, drought conditions which result in water restrictions on the use of pools may negatively impact our sales of pool products and may interfere with production at our plants. With respect to our HTH water products business, the impact of global weather changes is uncertain and will depend on the overall change, if any, in wet and dry weather conditions.

An increase in the cost of our purchased raw materials and energy would lead to higher cost of goods sold, thereby reducing our operating margins.

We purchase large amounts of raw materials, including propylene, chlorinated isocyanurates, monoethanolamine, scrap copper, chromic acid, pyridine, zinc sulfate, iodine, dipropylene glycol, phthalic anhydride, sodium hypochlorite, chlorine and caustic soda and energy for our businesses. Many of our raw material requirements are purchased and provided pursuant to written agreements, some of which provide for fixed or formula-based pricing and others of which provide for market or spot pricing. The price and availability of commodity chemicals is generally determined by global supply and demand. Fluctuations in supply and demand and increases in anti-dumping duty rates could have a material adverse effect on our cost of goods sold and, as a result, our margins. We expect higher prices for raw materials in 2008, in particular for copper, chromic acid, lime and propylene. Price increases of raw materials may increase our working capital needs, which could reduce our liquidity and cash flows. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and currently exceed historical averages. Higher diesel fuel prices may impact our product shipping costs.

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

Our base of customers for our Treatment Products segment is concentrated, and the loss of business from a major customer could have a material adverse effect on us. In addition, contract manufacturing is significant to our Performance Products segment.

Although no one customer accounted for over 10% of our 2007 or 2006 sales, approximately 18% of our Treatment Products segment sales in 2007 and in 2006 were attributable in the aggregate to two customers, with one customer accounting for a significant portion of our HTH water products business sales and the other customer accounting for a significant portion of the sales of our personal care and industrial biocides business. We cannot assure investors that these or any other significant customer will not terminate their relationships with us or significantly change, reduce or delay the amount of products ordered. The loss of any such significant customer would have a material adverse effect on the net sales and operating results of the Treatment Products segment, which, in turn, could adversely impact our business, financial condition, results of operations and cash flows. In addition, this customer concentration gives such customers additional leverage in negotiating terms which may negatively impact our margins.

Our Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The operating results are expected to decrease by approximately $12 million after December 31, 2009 due to anticipated reductions in contract manufacturing. We believe that our pipeline of new product offerings should mitigate a portion of this impact. However, if we are unable to replace the contract manufacturing with other profitable arrangements or mitigate with new product offerings, the operating income of the Performance Products segment, and perhaps the Company as a whole, could be materially reduced.

We may need to build manufacturing facilities in lower-cost or developing countries to remain competitive in our industry. Also, our customers or markets may migrate to lower-cost countries where we do not have a presence.

In recent years, there has been a shift of production capacity in the chemicals industry to developing countries with lower costs of production, such as China. We may be required to invest in such countries in order to offer competitive product prices to our customers. Customers may require that we build manufacturing facilities in a lower-cost or developing country in order to retain their business. In fact, we are currently building a plant in China to meet the needs of a significant customer. The building of plants also increases risks of cost overruns, start-up problems, and construction delays, any of which may impact customer sales and relations. Further, additional manufacturing capacity may make some of our existing manufacturing sites redundant or create excess capacity causing us to have to reduce production at or shutdown such other manufacturing sites which might increase our costs significantly and might trigger shutdown costs and charges including severance payments and writeoffs. If we are required to build additional manufacturing facilities overseas, our capital expenditures would increase to reflect not only the cost of the construction of the facilities, but also the long-term maintenance of the facilities. These capital expenditures may increase our costs which may negatively impact our margins. Finally, the relocation of some production facilities to lower-cost countries by an industry may result in lower pricing worldwide for the product which may also negatively impact our margins worldwide for that product.

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

We have significant operations in Brazil, England, Italy and South Africa and other foreign countries, and we sell to customers in a number of other countries, including Canada, France and Japan. Approximately 50% of our 2007 sales were outside the United States. International sales and operations are subject to significant risks, including, among others:

•	political and economic instability;

•	restrictive trade policies;

•	economic conditions in local markets;

•	difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in managing international manufacturing operations;

•

local legal and regulatory requirements, including those relating to the European Biocidal Products Directive, which requires biocide manufacturers, including the Company, to re-register their biocidal products for sale in the European Union (“EU”) and the EU’s Registration, Evaluation and Authorization of Chemical Substances regulation (“REACH”);

•	potential difficulties in protecting intellectual property;

•	potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries;

•	the imposition of product tariffs and duties and the burden of complying with a wide variety of international and U.S. export laws; and

•	changes in Chinese taxes relating to exports from China.

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

We have approximately 26 manufacturing facilities. Our operations are subject to various risks associated with manufacturing, transportation, storage and handling of chemicals, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failures, storage tank leaks, unscheduled downtime, explosions, severe weather and natural disasters, terrorist attacks, natural resource damage and other environmental risks. Our suppliers of chemical raw materials are subject to similar risks which may impact our supplies. These risks can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental and natural resource damage, and may result in an unanticipated interruption or suspension of operations and the imposition of civil claims and criminal penalties. For example, an unplanned outage at our HTH water products manufacturing facility during peak seasonal demands could result in product availability shortfalls or increased costs resulting from the need to source product from alternative manufacturing sources or competitors. The loss or shutdown over an extended period of operations at any of our major manufacturing facilities or any losses related to any such claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if we cannot maintain or upgrade equipment as we require or ensure regulatory compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture products that compete effectively in our industry. While we have insurance to mitigate some of these risks, such insurance includes deductibles and policy limits that may not be sufficient to cover our total exposure. In addition, there is usually a lag between payments by us of the insured liability and reimbursement by the insurance carrier, which lag may negatively impact our cash flow.

We are subject to environmental and regulatory risks.

Environmental and regulatory laws have affected, and will continue to affect, substantially all of our operations. We are subject to strict requirements regarding air emissions, wastewater discharges and the handling and disposal of hazardous and toxic substances. Environmental laws will likely become more stringent over time, thereby requiring new capital expenditures and increases in operating costs. In addition, we are responsible or potentially responsible for clean-up costs at several of our current operating sites. Although Olin has agreed to be responsible for certain past environmental legacies, there is no assurance that Olin will be able to honor its contractual commitments to us. Business acquisitions by us have also caused us to inherit potential environmental liabilities. We believe that we have adequate reserves to cover the cost of our investigation and remediation obligations at each of these sites. However, unanticipated environmental conditions or the discovery of new sites or conditions requiring remediation may have a material adverse effect on our operating results and financial condition.

In addition, many of our products are required to be registered with the U.S. EPA and with comparable state and foreign governmental agencies and such registration is subject to periodic review and is subject to producing certain data regarding human and environmental safety. Our key biocides are currently going through the U.S. EPA’s Registration Eligibility Decision process as required by FIFRA and will be subject to such data production. EU authorities have issued the EU Biocidal Products Directive which requires all biocidal products sold in the EU to re-register. The EU has also adopted legislation known as REACH which requires the registration of all chemical products which are manufactured or imported into the EU. In connection with these programs, such products must demonstrate their continued safety. This registration will require extensive testing of those products if current supporting data is insufficient. In addition, the cost of testing resulting from these new regulations may increase costs which may reduce our profit margins. While we generally expect that testing will support re-registration approval, it is possible that such testing will not or that those agencies will find the test results or supporting data unsatisfactory. In such a case, sale of some of our products may be restricted (or in the extreme case, banned) in the EU.

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

We produce chemicals that require appropriate procedures and care in their use, handling, storage and transportation. As a result of the risks inherent in the nature of some of our chemical products, including the risk of product misuse, we have faced and will continue to face product liability claims relating to incidents involving our products, including claims for adverse health effects and personal injury and even death. Further, although we carry insurance that covers certain litigation risks, such insurance may be insufficient to cover a claim and even if sufficient for a claim, there may be a lag between the time of payment of the claim by us and reimbursement of such payment from our insurers.

Several years ago, the Company and/or its CCA-formulating subsidiary Arch Wood Protection, Inc. were named, along with several other CCA manufacturers, several CCA customers and various retailers, in five putative class action lawsuits filed in various state and federal courts regarding the marketing and use of CCA-treated wood. All of these cases were subsequently dismissed and in two of the cases, the courts ruled that the requirements for a class action had not been met and denied class action status. In addition, there currently are fewer than ten other CCA-related lawsuits in which the Company and/or one or more of the Company’s subsidiaries are involved. These additional cases are not putative class actions. They are actions by individual claimants alleging various personal injuries allegedly due to exposure to CCA-treated wood.

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

Our subsidiary in New Zealand was involved in civil litigation related to industry competitive practices. While it has now settled the government’s claims, a company has brought antitrust claims against it. If additional liabilities or penalties result from this matter, those could have a material adverse effect on the business, financial condition, results of operations and cash flows of the subsidiary.

In 2006, when we indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, and when we indirectly owned a 49% interest in Koppers Arch Investments Pty Limited (“KAIP”), an Australian entity, KANZ, KAIP, a then current KANZ and KAIP Board member, and certain unrelated entities settled a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In connection with the settlement, KANZ and KAIP paid an aggregate of NZ$3.7 million (approximately $2.2 million) to the government, KANZ and KAIP admitted wrongdoing and the proceedings against KANZ, KAIP and the Board member were concluded. KANZ reported net sales of $22.8 million and $19.9 million in 2007 and 2006, respectively, and a net loss of $0.2 million and breakeven results in 2007 and 2006, respectively.

Similarly, when we owned indirectly a 49% interest in KAWP, an Australian company and the then majority shareholder of KANZ, KAWP made an application for leniency under the Australian Competition and Consumer Commission’s (“ACCC”) policy for cartel conduct. The ACCC has granted immunity to KAWP, subject to fulfillment of certain conditions. If conditions are not fulfilled, the ACCC may penalize KAWP for any violations of the competition laws of Australia. Such penalties, if assessed against KAWP, could have a material adverse effect on KAWP’s business, financial condition, cash flows and results of operations.

In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, certain officers and employees thereof, and several other companies and individuals unrelated to us. The complaint alleges, among other things, that plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.8 million) in damages plus unspecified punitive damages and injunctive relief. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

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

Our credit facility permits the payment of dividends and repurchases of shares based on a financial formula. At December 31, 2007, dividends and share repurchases were limited to approximately $69.5 million under this facility. In addition, our senior unsecured notes issued in March 2002 contain dividend restrictions which limit dividends and repurchases to $43.6 million as of December 31, 2007. These limits are adjusted quarterly pursuant to a formula that is increased by earnings and decreased by losses, dividends paid and share repurchases. If we suffer losses or certain write-offs or lack earnings, these covenants may limit or eliminate our ability to pay dividends. We paid $19.6 million in dividends in 2007.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2007, our accumulated benefit obligation under our U.S. and U.K. defined benefit pension plans exceeded the fair value of plan assets by approximately $89 million. The underfunding was caused, in part, by financial market conditions in recent years. The defined benefit liabilities of the plans have increased in part as a result of declining interest rates and consequent reductions in the discount rate used to calculate the liabilities, as well as changes in assumed mortality rates. In addition, the growth in assets of the plans was slowed for several years by weak investment returns which were consistent with general market indices. During the year ended December 31, 2007 and 2006, we contributed $63.6 million and $18.9 million, respectively, to these pension plans. Management expects that our funding obligations under our pension plans will be met from our future cash flow from operations. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business. In addition, if we were to cease to have active employees participating in our U.K. pension plan or if our U.K. subsidiaries that sponsor the plan become insolvent and in certain other situations, we may be required to wind-up the U.K. plan. The statutory funding requirements for a plan in wind-up are materially higher than those for an on-going plan to allow for the purchase of annuities for all the participants in the plan. While we believe a mandated wind-up of the U.K. plan to be highly unlikely, if it were to occur, it would have a material adverse effect on our business, cash flow and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The table below sets forth the primary locations where we have offices or conduct operations along with a brief description of the activities conducted at each identified location. A more detailed description of our principal facilities follows the table. We believe that our facilities are sufficiently maintained and suitable and adequate for our immediate needs and that additional space is available to accommodate expansion. Unless otherwise noted below, the identified location is owned by the Company.

Location	Primary Activities
Cheshire, Connecticut (2)	Research and development facility and offices for Treatment Products

New Castle, Delaware	Research laboratory and testing site for HTH water products and personal care and industrial biocides products

Norwalk, Connecticut (2)	Worldwide corporate headquarters

Conley, Georgia	Technical center and manufacturing facility for wood protection and technical center for HTH water products

Smyrna, Georgia (2)	Office facility for Treatment Products

Bethalto, Illinois (2)	Corporate data center

Brandenburg, Kentucky	Manufacturing facility for Performance Products and technical center for industrial coatings

Lake Charles, Louisiana	Manufacturing facility for Performance Products

South Plainfield, New Jersey	Research and development facility and office space for personal care

Rochester, New York	Manufacturing facility for personal care and industrial biocides

Charleston, Tennessee (4)	Manufacturing facility for HTH water products

Trentham, Victoria, Australia	Office and manufacturing facility for wood protection

Igarassu, Brazil	Manufacturing facility for HTH water products

Salto, Brazil	Manufacturing facility for HTH water products and Performance Products and blending facility for industrial biocides and personal care

Suzhou, China (1)	Manufacturing facility, warehouse and technical support center for personal care and industrial biocides and industrial coatings

Blackley, England (2)	Office facility and laboratory for personal care and industrial biocides

Castleford, England (4)	Office, manufacturing facility and technical center for Treatment Products

Location	Primary Activities
Huddersfield, England (2)	Manufacturing and laboratory facilities for personal care, industrial biocides and wood protection

Knottingley, England (2)	Office, manufacturing facilities and technical center for industrial coatings

Amboise, France (2)	Manufacturing, distribution and warehouse facility for HTH water products

Les Mureaux, France	Office, manufacturing and laboratory facility for Treatment Products

Swords, Ireland	Manufacturing facility for personal care and industrial biocides

Mariano Comense, Italy	Manufacturing and research and development facility for industrial coatings

Pianoro, Italy (4)	Manufacturing, research and development and office facility for industrial coatings

Auckland, New Zealand (2)	Office and manufacturing facility for wood protection

Grangemouth, Scotland (3)	Manufacturing facility for personal care and industrial biocides and HTH water products

Johannesburg, South Africa (2)	Office facility for HTH water products

Kempton Park, South Africa	Manufacturing facility for HTH water products

Valencia, Spain (4)	Office, manufacturing and laboratory facility for industrial coatings

(1)	Land only is leased.
(2)	Leased facility.
(3)	Land and building owned by a third party.
(4)	Portions are leased and portions are owned.

We also lease several sales offices and warehouse facilities in the U.S. and in foreign countries.

Principal Manufacturing Facilities

Our principal manufacturing properties described below are all owned by the Company, except for plant and part of the land under the Charleston facility that is being leased from Olin and except for properties held by joint ventures or otherwise noted below. We also have products that are produced by third parties at their manufacturing sites under contract manufacturing arrangements.

Conley, Georgia. This RCMS-certified site is our major facility for our wood treatment business in the U.S. Currently, most of our CCA is produced at this location and some of it is sent by rail to our Kalama, Washington facility for distribution to customers in the Western U.S. CCA is also bulk shipped from this plant to the Company’s other CCA customers and to its Valparaiso, Indiana facility. This site also produces our CCA-replacement products. Office facilities and a technical center for Treatment Products are also located at this facility.

Brandenburg, Kentucky. The ISO 9001:2000-certified Brandenburg plant covers an area of 200 acres, surrounded by approximately 1,160 acres of land that provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Under a contract manufacturing agreement with the purchaser of the majority of the operations of our microelectronic chemicals business, we produce chemical intermediates for such microelectronic business in a separate manufacturing facility dedicated to this purpose at this site. There is an applications and technical center at the site that supports the development and technical service needs of the polyol and glycol products and wood coatings products. We also operate other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements, one of which expires at the end of 2009.

Lake Charles, Louisiana. Our facility located in Lake Charles, Louisiana consists of two manufacturing plants that produce various hydrazine products. One plant produces solution grade hydrazine products for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. This plant is currently idled. A second ISO 9001:2000-certified plant produces propellant grade hydrazine products, including anhydrous hydrazine, unsymmetrical dimethyl hydrazine and monomethyl hydrazine for use as fuel in satellites, expendable launch vehicles and auxiliary power units. Additional equipment at this site produces propellant grade Ultra Pure™ hydrazine, the world’s purest grade of anhydrous hydrazine, principally for satellite propulsion.

Rochester, New York. This ISO 9001:2000- and RC 14001-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control dandruff on the scalp and to control the growth of micro-organisms, particularly fungi and algae. The largest 2-Chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce the Company’s Omadine® biocides. These products are based on the salts of the pyrithione molecule. We manufacture over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. This plant also manufactures the Company’s Triadine® brand of biocides, which are a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide® IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate, a broad-spectrum fungicide. This facility also manufactures personal care specialty ingredients for the Company’s personal care product line.

Charleston, Tennessee. Our ISO 9001:2000- and RCMS-certified facility located in Charleston, Tennessee primarily produces, packages and stores calcium hypochlorite for the HTH water products business. At this plant, products are packaged into containers that range in size from 2 pounds to 2,000 pounds per container. Liquid and dry pool maintenance products are also formulated, packaged and stored at this site.

Trentham, Victoria, Australia. This facility produces CCA-based wood preservatives for the Australian market. The office services the Victoria, South Australian and Western Australian markets. The site is ISO 9001:2000-certified.

Igarassu, Brazil. Our facility located in Igarassu, Brazil produces and packages calcium hypochlorite for the HTH water products business within Brazil. Certain other products for the swimming pool market and the water treatment market are packaged at this site. We also have a small repackaging facility in Salto, Brazil. The Salto facility also blends and manufactures products for the performance products business.

Huddersfield, England. This ISO-9001:2000-certified leased facility formulates and packages Proxel® and Densil® biocide blends (which are based on BIT) for sale by our industrial biocides business and Tanalith® E, one of the primary wood protection products. The products are packed in a variety of sizes from 25kg to full tank truck shipments. There are approximately 25 different product offerings.

Les Mureaux, France. This ISO 9001:2000-certified facility is located just northwest of Paris, France and serves as European headquarters for water treatment products and French headquarters for personal care ingredient products, timber products and coating products. It also manufactures a limited supply of industrial coatings for the French furniture market. The site also repackages and sells a line of industrial coatings produced by our Italian operations.

Swords, Ireland. This facility is located just north of Dublin, Ireland. 2-Chloropyridine is imported from our Rochester, New York facility and other sources and converted into zinc and copper salts of the pyrithione molecule. The products are ultimately shipped to customers in over fifty countries around the world. This facility is both ISO 9001:2000- and ISO 14001-certified.

Mariano Comense, Italy. This ISO 9001:2000-certified facility serves as the primary manufacturing location for our UV-based product line for our industrial coatings business. It also serves as a distribution location. Some product development work is also performed here.

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

Auckland, New Zealand. This ISO 9001:2000-certified facility produces CCA-based wood preservatives and other wood preservative chemicals for the New Zealand market and serves as the commercial office for the New Zealand business.

Grangemouth, Scotland. This manufacturing site is owned and operated by Kemfine under a toll manufacturing arrangement with the Company. We own all of the equipment used in the direct manufacture of PHMB products as well as the HMBDA (Hexamethylene-1,6-Bis-Dicyandiamide) intermediate. The PHMB product is produced in various solutions and in a solid format.

Kempton Park, South Africa. Our facility produces and packages calcium hypochlorite for the HTH water products business principally within the Southern Africa region. Products for the swimming pool and water treatment markets are also packaged at this site.

Item 3.	Legal Proceedings

In connection with the Distribution, we assumed substantially all non-environmental liabilities for legal proceedings relating to our businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, we are subject to other proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these other matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2007, would not be material to our financial position or annual results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the three months ended December 31, 2007.

Executive Officers of the Registrant

The biographical information of the executive officers of the Company as of February 15, 2008 is noted below.

Name and Age	Office
Michael E. Campbell (60)	Chairman of the Board, President and Chief Executive Officer
Louis S. Massimo (50)	Corporate Executive Vice President and Chief Operating Officer
Hayes Anderson (47)	Corporate Vice President, Human Resources
Steven C. Giuliano (38)	Corporate Vice President and Chief Financial Officer
Sarah A. O’Connor (48)	Corporate Vice President, General Counsel and Secretary
W. Paul Bush (57)	Vice President and Treasurer
Meghan DeMasi (32)	Controller

No family relationship exists between any of the above named executive officers or between any of them and any Director of the Company. Such officers were elected or appointed to serve as such, subject to the Bylaws, until their respective successors are chosen.

Mr. Campbell was elected Chairman of the Board and Chief Executive Officer on February 7, 1999. On July 27, 2000, he was given the additional title of President. Mr. Campbell has direct responsibility for the wood protection and industrial coatings businesses. Prior to the Distribution, he was Executive Vice President of Olin and had global management responsibility for all of Olin’s businesses. Prior to his election as an Executive Vice President of Olin, Mr. Campbell served as President of Olin’s Microelectronic Materials Division. Prior to that time and since 1987, he served as Olin’s Corporate Vice President, Human Resources.

Mr. Massimo was appointed Chief Operating Officer (“COO”) on May 16, 2007 and was elected a Corporate Executive Vice President on January 30, 2003. From 1999 and until he became COO, he held the position of Chief Financial Officer. He has responsibility for all of our businesses except for the wood protection and industrial coatings businesses. Prior to January 30, 2003, Mr. Massimo served as a Corporate Vice President from 1999. Prior to the Distribution, he served as Controller of Olin since April 1, 1996 and, in addition, as Corporate Vice President since January 1, 1997. From November 1994 until April 1996, he served as Olin’s Director of Corporate Accounting. Prior to November 1994, he was an Audit Senior Manager for KPMG LLP.

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

Mr. Giuliano was elected Vice President and Chief Financial Officer on May 25, 2007. Prior to that date and since January 27, 1999, he was Controller. Prior to the Distribution, Mr. Giuliano was an Audit Senior Manager for KPMG LLP and prior to that and since 1991, he held various positions of increasing responsibility for KPMG LLP, where he had overall responsibility for services provided in connection with audits, SEC filings, private offerings and other services for certain domestic and multinational clients.

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

Ms. DeMasi was elected Controller on May 25, 2007. Prior to this date and since April 1, 2006, Ms. DeMasi was Assistant Controller and prior to that and since April 2003, she was the Director of Financial Reporting and Corporate Accounting. Prior to April 2003, she was an Audit Manager for KPMG LLP, where she had overall responsibility for services provided in connection with audits and SEC filings.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2008, there were approximately 4,721 record holders of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ARJ.” In 2007, the Company submitted the required Section 303A.12(a) CEO annual certification to the NYSE and has filed as Exhibits 31.1 and 31.2 to this Report the certifications required by Section 302 of the Sarbanes-Oxley Act.

Information concerning the high and low sales prices of the Company’s common stock and dividends paid on common stock during each quarterly period for the last two most recent fiscal years is set forth in Note 23 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Among the provisions of the credit facility (as defined in Item 7 of this Report) are restrictions relating to the payments of dividends and the acquisition of the Company’s common stock based on a financial formula. As of December 31, 2007, dividends and stock repurchases were limited to approximately $69.5 million. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions, which limit dividends and repurchases to $43.6 million as of December 31, 2007. See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this Report for restrictions on dividends and repurchases under the credit facility and senior unsecured notes.

The Company has not repurchased any shares of the Company’s common stock in the three months ending December 31, 2007.

See Item 12 of this Report for Equity Compensation Plan information.

Comparison of Five Year Cumulative Total Return Among Arch Chemicals, Inc.,

the S&P 500 Index and the S&P Chemicals (Specialty) Index

The graph below compares the cumulative total shareholder return of the Company’s common stock to the Standard & Poor’s 500 Index and to the Standard & Poor’s Chemicals (Specialty) Index for the period from December 31, 2002 to December 31, 2007, the last trading day of the Company’s fiscal year. The graph assumes that the value of the investment in the common stock and each index was $100 at close of December 31, 2002 and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2007.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2007 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

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

	As of and For the Years Ended December 31,
	2007	2006	2005 (10)	2004	2003
	($ in millions, except per share amounts)
Operations
Sales	$1,487.6	$1,402.9	$1,270.6	$1,098.9	$846.1
Cost of Goods Sold (1)	1,055.7	1,029.3	922.7	790.6	603.4
Selling and Administration (2)	309.7	282.1	263.7	250.1	206.1
Research and Development	20.1	18.2	21.2	15.4	11.7
Other (Gains) and Losses (3)	(12.8)	(2.4)	(3.9)	1.4	(3.0)
Impairment and Restructuring (4)	16.0	23.5	0.9	4.6	0.4
Interest Expense, net (5)	13.3	20.3	19.5	18.6	16.7

Income from Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	85.6	31.9	46.5	18.2	10.8
Equity in Earnings of Affiliated Companies	0.5	0.8	13.1	4.0	5.6
Income Tax Expense	36.8	18.6	19.8	6.4	5.2

Income from Continuing Operations Before Cumulative Effect of Accounting Change	49.3	14.1	39.8	15.8	11.2
Income (Loss) from Discontinued Operations, net of tax (6)	(14.0)	0.1	1.2	4.1	16.6
Cumulative Effect of Change in Accounting, net of tax (7)	—	—	(0.5)	—	(0.4)

Net Income	$35.3	$14.2	$40.5	$19.9	$27.4

Diluted Income Per Share	$1.43	$0.58	$1.70	$0.84	$1.21
Common Dividends Per Share	0.80	0.80	0.80	0.80	0.80

Other
Capital Expenditures	41.6	26.7	18.3	18.3	17.0
Depreciation	34.8	35.4	39.2	41.6	37.1
Amortization of Intangibles	10.2	8.9	7.4	5.2	1.9
Effective Tax Rate (8)	42.7%	56.9%	33.2%	28.8%	31.7%

Financial Position
Working Capital (9)	$178.0	$143.2	$129.1	$87.8	$72.1
Property, Plant and Equipment, net	201.4	193.3	191.4	211.2	207.5
Total Assets	1,194.2	1,149.6	1,068.8	1,100.0	976.4
Long-Term Debt, excluding current portion	178.8	62.4	217.8	215.2	218.5
Shareholders’ Equity	474.4	366.2	365.0	359.8	337.7
Capitalization	682.6	583.2	591.8	582.0	556.9

Notes to Selected Financial Data appear on the next page.

(1)	Cost of Goods Sold for 2007 includes a benefit of $16.9 million related to the 2007 favorable antidumping ruling which impacted purchases made by the Company from December 16, 2004 to May 31, 2006. Additionally, Cost of Goods Sold for 2007 includes a $0.4 million charge related to the disposal of inventory resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule. Cost of Goods Sold for 2006 includes a charge of $3.6 million for an early termination of a supply contract. Cost of Goods Sold for 2003 includes an insurance settlement of $3.3 million for the reimbursement of past and future repairs of one of the Company’s manufacturing locations.
(2)	Selling and Administration expenses for 2007 include $6.3 million of costs as a result of the favorable antidumping duty ruling. Selling and Administration expenses for 2004 include a $6.1 million settlement from a favorable legal judgment.
(3)	Other (Gains) and Losses for 2007 includes a $12.8 million gain related to the completion of a U.S. Government contract. Other (Gains) and Losses for 2006 represents the pre-tax gain on the sale of excess land of $0.8 million, a pre-tax gain on the sale of certain assets in Brazil of $0.4 million and a pre-tax gain of $1.2 million from the sale of an investment in an industrial coatings business. Other (Gains) and Losses for 2005 represents the pre-tax gain on the sale of excess land in Brandenburg, Kentucky of $5.8 million that was partially offset by a charge for Brazilian state import tax claims of $1.9 million. 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million, offset by the pre-tax gain of $0.6 million on the sale of a building. 2003 principally includes the pre-tax gain on the sale of excess land of $2.5 million.
(4)	Impairment and Restructuring consist of the following:

Impairment —	2007 includes a charge of $7.9 million for the impairment of manufacturing assets in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule. 2006 represents a charge for the impairment of goodwill related to the Company’s industrial coatings business. 2005 includes a $0.9 million charge for land located in China that the Company transferred to the Chinese government in exchange for additional land. 2004 includes a $2.9 million charge for the fully-dedicated manufacturing assets of the microelectronic materials business located in Brandenburg, Kentucky which the Company continues to own.

Restructuring —	2007 includes a $7.2 million charge relating to the Company’s decision to discontinue the manufacturing of its BIT molecule. Additionally, 2007 includes $0.9 million of executive severance costs. 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves. 2003 includes severance cost of $1.4 million for headcount reductions related to the Performance Products segment, $1.1 million of severance costs for additional headcount reductions associated with a revision to the 2002 original restructuring program offset by a reduction of the prior years’ restructuring reserves of $2.1 million.

(5)	Interest Expense, net for 2007 includes $1.5 million of interest income related to the favorable antidumping ruling.
(6)	The following details the components of Income (Loss) from Discontinued Operations, net of tax:

	As of and For the Years Ended December 31,
($ in millions)	2007	2006	2005	2004	2003
Discontinued Operations, Results of Operations:
Performance Urethanes Venezuelan business (a)	$0.9	$0.8	$—	$1.5	$(1.1)
Microelectronic Materials (b)	—	(0.7)	(1.6)	10.0	5.0
Hickson organics (c)	—	—	—	—	(2.9)
Sulfuric Acid (d)	—	—	—	—	1.1

Gain (Loss) on Sales of Discontinued Operations:
Performance Urethanes Venezuelan business (e)	(14.9)	—	—	—	—
Microelectronic Materials	—	—	—	(1.6)	—
Hickson organics operations (f)	—	—	2.8	(7.3)	(2.0)
Sulfuric Acid (g)	—	—	—	1.5	16.5

Total Income (Loss) from Discontinued Operations, net of tax	$(14.0)	$0.1	$1.2	$4.1	$16.6

(a)	Represents the results of operations, net of tax, for the performance urethanes business in Venezuela for all years presented through the date of sale in September 2007.

(b)	Represents the results of operations, net of tax, for the chemical management services (“CMS”) business through December 31, 2006. In addition, includes the results of operations of the microelectronic materials businesses through the date of sale on November 30, 2004 for all years presented.
(c)	Represents the results of operations, net of tax, of the Hickson organics division for all years presented through the date of sale on August 11, 2003.
(d)	Represents the results of operations, net of tax, of the sulfuric acid business, for all years presented through the date of sale on July 2, 2003.
(e)	Represents the loss on sale of the performance urethanes business in Venezuela.
(f)	2005 represents the recovery of £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved due to uncertainty concerning the collectibility. 2004 includes an adjustment on the loss on the sale of the Hickson organics Castleford operations principally due to the establishment of a reserve on the outstanding working capital receivable and a charge for probable future commitments as a result of the uncertainty concerning the viability of the purchaser. 2003 represents the initial loss on the sale of the Hickson organics Castleford operations.
(g)	2004 principally represents a tax refund related to the sale of the sulfuric acid business. 2003 represents the initial gain on the sale of the business.

(7)	2005 reflects the impact of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143.” 2003 reflects the impact of adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”
(8)	The effective tax rate is based on continuing operations before cumulative effect of accounting change. In 2007, legislation was finalized in the United Kingdom (“U.K.”) which reduced the corporate tax rate from 30% to 28%. Included in 2007 is $3.0 million of tax expense that represents the reduction of a tax benefit previously recorded directly through equity, related to the U.K. pension liabilities. The original tax benefit was not recorded in the income statement. Additionally, 2007 includes a $1.8 million benefit resulting from the impact of a change in the Italian corporate tax rate on deferred tax liabilities which were recorded in purchase accounting. Additionally, the net impact of Other (Gains) and Losses and Restructuring and Impairment was to increase the effective tax rate for 2007 by approximately three percent. Excluding the effect of the U.K. and Italy tax legislation noted above, Other (Gains) and Losses, and the Restructuring and Impairment charges, the effective tax rate for 2007 is 36.6%. The 2006 effective income tax rate of 56.9% includes the non-deductible Impairment charge of $23.5 million. Excluding the Impairment, the effective tax rate was 33.1%.
(9)	Working capital excludes cash, short-term debt and assets held for sale. In addition, the Company sells certain accounts receivable through an accounts receivable securitization program. As a result, accounts receivable have been reduced, the Company’s retained interest in such receivables have been reflected as a short-term investment and proceeds from the sales are used to pay down debt. As of December 31, for all periods presented the Company had not sold any participation interests in accounts receivable.
(10)	In 2006, the 2005 income statement was revised to include the gain on sale of the Planar Solutions joint venture of $10.2 million, as a component of Equity in Earnings of Affiliated Companies. It had previously been included in Other (Gains) and Losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein. Sales consist of sales to third parties net of any discounts. Gross Margin is defined as Sales less Cost of Goods Sold, which includes raw materials, labor, overhead and depreciation associated with the manufacture of the Company’s various products and shipping and handling costs. In addition, segment operating income excludes restructuring (income) expense and impairment. The Company believes the exclusion of restructuring and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company does not believe is indicative of ongoing operating results. Other gains and losses that are directly related to the segments are included in segment operating results.

As a result of the sale of the performance urethanes business in Venezuela, the Company has adjusted its prior year financial statements to include the results of operations of this business and the loss on the disposition as a component of discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Results of Operations

Consolidated

	Years Ended December 31,
	2007	2006	2005 (1)
	(in millions, except per share amounts)
Sales	$1,487.6	$1,402.9	$1,270.6
Gross Margin	431.9	373.6	347.9
Selling and Administration	309.7	282.1	263.7
Research and Development	20.1	18.2	21.2
Other (Gains) and Losses	(12.8)	(2.4)	(3.9)
Restructuring	8.1	—	—
Impairment Charge	7.9	23.5	0.9
Interest Expense, net	13.3	20.3	19.5
Equity in Earnings of Affiliated Companies	0.5	0.8	13.1
Income Tax Expense	36.8	18.6	19.8
Income (Loss) from Discontinued Operations, net of tax	0.9	0.1	(1.6)
Gain (Loss) on the Sales of Discontinued Operations, net of tax	(14.9)	—	2.8
Cumulative Effect of Accounting Change, net of tax	—	—	(0.5)

Net Income	$35.3	$14.2	$40.5

Basic Income Per Share	$1.44	$0.59	$1.72
Diluted Income Per Share	$1.43	$0.58	$1.70
Weighted Average Common Stock Outstanding:
Basic	24.5	24.0	23.6
Diluted	24.7	24.3	23.8

(1)	In 2006, the 2005 income statement was revised to include the gain on sale of the Planar Solutions joint venture of $10.2 million, as a component of Equity in Earnings of Affiliated Companies. It had previously been included in Other (Gains) and Losses.

The Company is a global biocides company providing chemistry-based and related solutions to selectively destroy and control the growth of harmful microbes. Our concentration is in water, hair and skin care products, treated wood, paints and coatings, building products, and health and hygiene applications. The Company is a global market leader in supplying biocides for incorporation into interior and exterior paints, wallboard, ceiling tiles and other building products to deter the growth of mold and mildew, the major cause of the Sick Building Syndrome. The Company operates in two segments: Treatment Products and Performance Products.

Arch’s Treatment Products business segment generates approximately 80%—85% of the Company’s annual sales. It includes three reportable business units: HTH water products, personal care and industrial biocides, and wood protection and industrial coatings.

The core competencies of the Treatment Products segment are superior microbiology and chemical formulation skills as well as extensive knowledge of—and expertise in—the regulatory procedures that govern the use of these biocide products, and particularly excellence in toxicology on which those regulations are based. The Company must understand the biological and chemical effects of its products and excel at both developing new products and finding new applications for existing ones. The Company has invested in upgrading and expanding its technical strengths in these disciplines to meet increasingly global regulatory requirements, including those relating to the European Biocidal Products Directive (“BPD”), which requires biocide manufacturers to re-register their biocidal products for sale in the EU, and the EU’s Registration, Evaluation and Authorization of Chemical Substances (REACH) legislation. While some companies view these increasing foreign regulations as a hindrance or barrier, the Company sees it as a competitive advantage.

Critical success factors for the Company include managing its ability to develop new products to meet its customers’ needs; reducing overall product sourcing costs; optimizing its overall global manufacturing facilities to maximize efficiencies in the manufacturing processes; leveraging toxicological, regulatory and microbiological technical strengths to achieve global compliance of the Company’s products under existing and new legislation such as the BPD and REACH; and fixing or eliminating unprofitable businesses. In addition, several of its customers generally require that the Company demonstrate improved efficiencies, through cost reductions and/or price decreases. The Company’s continued growth will come from organic growth and through strategic acquisitions.

The Company’s major sales, distribution and production facilities are located in North America and Europe. Additional facilities are based in Latin America, Asia, Australia and South Africa. Approximately 50% and 60% of sales and total long-lived assets, excluding goodwill, respectively, are outside the U.S. Accordingly, the Company has exposure to fluctuations in foreign currency exchange rates. These fluctuations impact the translation of sales, earnings, assets and liabilities from the local functional currency to the U.S. dollar. Operating units outside the U.S. that purchase raw materials in U.S. dollars are also impacted by fluctuations in foreign currency exchange rates.

The Company has annual compensation plans and a long-term incentive compensation plan for its executives and other employees. The annual plan’s financial targets for corporate and senior management are diluted earnings per share and cash flow. The numerator for diluted earnings per share is net income adjusted for any extraordinary income or expense, special charges or gains, impairment charges, and gains or losses on sales of businesses or sales not in the ordinary course of business (“adjusted net income”). Cash flow is defined as EBITDA, plus or minus the change in working capital, less capital spending. The annual plan’s financial targets for the business units are pre-tax income and cash flow. The Company’s long-term incentive plan target is Return on Equity (“ROE”). ROE is defined as adjusted net income divided by average shareholder’s equity (the average calculated using the shareholder’s equity at the beginning and the end of the fiscal year, excluding the impact on ending shareholder’s equity of any adjustments to net income). These financial metrics are key performance indicators utilized by the Company to evaluate its performance against stated goals. In addition, the estimated and actual performance against such targets can have a significant impact on the amount of incentive compensation expense recorded by the Company. Since the Company’s long-term incentive plan is paid out in cash based upon market price of the Company’s common stock, the amount of incentive compensation expense will vary based upon the market price of the Company’s stock at the end of each reporting period.

The Company has a disciplined acquisition strategy that is aimed at complementing existing strengths and under which all candidates must meet stringent strategic and financial criteria. First, any acquisition must strengthen the Company and be focused on the core biocides business areas. Secondly, any acquisition must be cash accretive in year one and earnings accretive no later than the end of the first year. Lastly, there must be a detailed integration plan established prior to the acquisition.

The Company’s 2007 net sales were $1,487.6 million, up approximately six percent from 2006. The Company benefited from the favorable effect of the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”). Additionally, the Company benefited from improved pricing in the wood protection business and improved pricing for swimming pool products. In 2007, the Company’s operating margins for its Treatment Products Segment were 10.6 percent, or approximately 300 basis points, higher than 2006. The Company remains focused on reducing costs and managing cash wisely to ensure it has sufficient resources to drive growth both organically and through additional complementary acquisitions.

Year Ended December 31, 2007 Compared to 2006

Sales increased $84.7 million, or approximately six percent, due in part to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($33.3 million or approximately two percent). Excluding the impact of the acquisition, sales increased $51.4 million, or approximately four percent, principally due to favorable foreign exchange (approximately three percent) and improved pricing (approximately one percent). The higher pricing was driven by the wood protection and HTH water products businesses, partially offset by lower pricing in the performance urethanes and personal care and industrial biocides businesses.

Gross margin percentage was 29.0% and 26.6% for 2007 and 2006, respectively. The 2007 gross margin includes a $16.9 million benefit related to a final determination from the U.S. Department of Commerce (“DOC”) that reduced the antidumping duty rate from 76 percent to 20 percent for purchases made by the Company from December 16, 2004 to May 31, 2006. The impact of the favorable antidumping duty ruling increased gross margin by approximately 110 basis points. Additionally, gross margin percentage improved due to the higher sales prices for the wood protection and HTH water products businesses, partially offset by increased manufacturing costs in the performance urethanes, industrial biocides, and industrial coatings businesses. Included in cost of goods sold for 2007 is $0.4 million of inventory disposal costs related to the Company’s decision to discontinue the manufacturing of its BIT molecule. In addition, included in 2006 was a charge of $3.6 million from an early termination of a supply contract that adversely impacted the gross margin of the wood protection business.

Selling and administration expenses as a percentage of sales increased to 20.8% in 2007 from 20.1% in 2006. The $27.6 million increase in selling and administration expenses is primarily due to unfavorable foreign exchange, as well as, legal and other incremental costs ($6.3 million) associated with the favorable antidumping duty ruling. In addition, the higher selling and administration expenses were due to higher performance-based incentive compensation, and the KAWP acquisition ($4.5 million).

Other (gains) and losses in 2007 represents a gain for the completion of a contract with the U.S. Government of $13.4 million, offset by estimated shutdown costs of $0.6 million. Other (gains) and losses in 2006 includes pre-tax gains from the sale of excess land of $0.8 million, the sale of certain assets in Brazil of $0.4 million and $1.2 million from the sale of an investment in an industrial coatings business.

Restructuring expense of $8.1 million includes $4.0 million for severance costs principally related to headcount reductions in the industrial biocides business resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule at two UK manufacturing locations and begin sourcing from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two UK sites from which the Company will no longer receive any economic benefit. Included in restructuring is $0.9 million related to executive severance. In addition, the Company expects to incur an estimated $2.0 million pre-tax charge related to a pension settlement in 2008 related to this severance.

The impairment charge of $7.9 million in 2007 is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations that were impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers. In 2006 the Company recorded a non-cash goodwill impairment charge of $23.5 million, which reduced the carrying amount of goodwill related to the industrial coatings business.

Interest expense, net, decreased $7.0 million, as a result of repayment of maturing notes with lower cost borrowings. In addition, during the fourth quarter of 2007, the Company recorded interest income of $1.5 million related to the favorable antidumping duty ruling.

The tax rate on income from continuing operations for 2007 and 2006 was 42.7% and 56.9%, respectively. Excluding special items, the effective tax rate in 2007 was higher than 2006. In 2007, legislation was finalized in the United Kingdom (“U.K.”) which reduced the corporate tax rate from 30% to 28%. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in 2007 is $3.0 million of tax expense that represents the reduction of a tax benefit previously recorded directly through equity, related to the U.K. pension liabilities. The original tax benefit was not recorded in the income statement. This charge is non-cash and is not expected to reverse in the foreseeable future. Additionally, 2007 includes a $1.8 million benefit resulting from the impact of a change in the Italian corporate tax rate on deferred tax liabilities which were recorded in purchase accounting. As a result of the tax rate change from 37.3% to 31.4%, the Company’s deferred tax liabilities were reduced, with a corresponding tax benefit. Additionally, the net impact of other (gains) and losses, restructuring and impairment charges was to increase the effective tax rate for 2007 by approximately three percent. Excluding the effect of the U.K. and Italy tax legislation, other (gains) and losses, restructuring and impairment charges, the effective tax rate for 2007 is 36.6%. This rate was higher than 2006 due to the increased income in higher tax jurisdictions. The 2006 effective income tax rate of 56.9% includes the non-deductible Impairment charge of $23.5 million. Excluding the Impairment, the effective tax rate was 33.1%.

Income (loss) from discontinued operations, net of tax, represented the results of operations for the non-strategic performance urethanes business in Venezuela, until its sale in September 2007. During 2006 income (loss) from discontinued operations, net of tax, also included the CMS business which included severance and related costs associated with the termination of certain service contracts of $0.3 million ($0.2 million after-tax).

The loss on sales of discontinued operations, net of tax, during 2007 relates to the divestiture of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction due to the recognition of historical foreign currency translation losses.

Antidumping Ruling

During the fourth quarter of 2007, the U.S. Department of Commerce (“DOC”) made its final determination that reduced the Company’s antidumping duty rate from 76 percent to 18 percent. In February 2008, the DOC revised its ruling and the rate was subsequently changed to 20 percent as a result of clerical errors. The ruling relates to chlorinated isocyanurates (“isos”) that the Company imported from a major Chinese supplier for the period from December 16, 2004 through May 31, 2006. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to this ruling are expected to be approximately $7 million. The parties have filed notices of appeal to the ruling which may delay the refund the Company is expecting to receive in 2008.

Based upon the expected level of purchases of isos from China the Company estimates an annual ongoing pre-tax benefit of approximately $4 to $7 million, beginning in 2008. Furthermore, at the request of the Company’s supplier, the DOC has initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76 percent rate also applied. Arch expects the DOC to issue its final determination for this review period in the fourth quarter of 2008. Assuming a duty rate consistent with the 2007 ruling, the Company would expect to recognize a net pre-tax benefit of approximately $8 million in the fourth quarter of 2008.

2008 Outlook

The Company expects full-year sales to increase by approximately four to six percent. Earnings per share from continuing operations before special items are forecast to be in the $2.55 to $2.65 range. Depreciation and amortization are estimated to be approximately $48 million. Capital spending is anticipated to be in the $50 to $55 million range. The increase in capital spending over 2007 is principally due to the construction of a new biocides plant in China to meet a strategic customer’s growing demand for biocides used in the health and hygiene market. In addition, the Company plans to expand its water chemicals manufacturing capacity in Brazil and South Africa. The effective tax rate is estimated to be 36 percent. Excluded from the guidance above is an expected $2.0 million pre-tax charge, or approximately $0.05 per share, related to a pension settlement in 2008, associated with the severance recorded in 2007.

The Company’s 2008 outlook assumes continued operating income improvement in the Treatment products segment. The HTH water products business is expected to report higher profits due to improved volumes in North America and continued margin improvement in Europe and South Africa. In addition, 2008 guidance for HTH water products reflects the lower antidumping duty deposit rate in 2008 and the estimated pre-tax benefit of approximately $8 million for the open review period. The year-over-year impact of the antidumping duty rate is expected to be comparable to 2007. The Company also expects to benefit from continued strong demand for biocides used in the health and hygiene and building products markets as well as from profit improvement initiatives implemented in 2007. These benefits will be partially offset by increased spending for regulatory compliance, pre-start up costs for the Company’s new manufacturing facility in China and higher raw material costs. Wood protection results are forecast to improve as the benefit from new product introductions and cost-reduction initiatives are expected to more than offset the continued weakness in the U.S. construction market. Performance products results are expected to be lower due to higher raw material costs, principally propylene, and lower demand for flexible polyols.

Year Ended December 31, 2006 Compared to 2005

Sales increased $132.3 million, or approximately ten percent, due in part to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor ($37.4 million or approximately three percent). Excluding the impact of the acquisition, sales increased $94.9 million, or approximately seven percent, principally due to favorable pricing (approximately five percent) and an increase in volumes (approximately two percent). The favorable pricing was principally in the HTH water products business and to a lesser extent in the performance urethanes business that successfully mitigated higher raw material costs.

Gross margin percentage was 26.6% and 27.4% for 2006 and 2005, respectively. The decrease in margin percentage was primarily in the wood protection business, and to a lesser extent, in the industrial biocides business as a result of higher raw material costs. In addition, a charge of $3.6 million from an early termination of a supply contract adversely impacted the gross margin of the wood protection business. This decrease in gross margin was partially offset by an increase in the HTH water products business, which was due to favorable pricing and product mix in North America.

Selling and administration expenses as a percentage of sales decreased to 20.1% in 2006 from 20.8% in 2005. These expenses increased in amount by $18.4 million. Selling and administration costs related to the acquisition of the remaining 50 percent share of the Company’s water products joint venture, Nordesclor, were

$3.9 million. Excluding the impact of the acquisition, these expenses increased by $14.5 million, primarily due to higher pension expense for the Company’s U.K. based plans, approximately $6 million, and the unfavorable impact of foreign exchange.

Research and development expenses decreased by $3.0 million primarily due to the sale of rights to certain intellectual property, as well as timing for toxicology studies in the industrial biocides business.

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

The tax rate on income from continuing operations for 2006 and 2005 was 56.9% and 33.2%, respectively. The increase in 2006 is due to the non-deductible impairment charge of $23.5 million. Excluding the impairment charge, the effective tax rate was 33.1% which is consistent with 2005.

Income (loss) from discontinued operations, net of tax, reflects the results of operations for the performance urethanes business in Venezuela and the CMS business. Included in CMS’ results for the twelve months ended December 31, 2006 and 2005, are severance and related costs associated with the termination of certain service contracts of $0.3 million ($0.2 million after-tax) and $1.1 million ($0.6 million after-tax), respectively.

Gain on the sales of discontinued operations, net of tax, in 2005 represents the recovery of £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved as of December 31, 2004 due to uncertainty concerning the collectibility. The Company received the cash payment on July 19, 2005 for the principal and interest for these two outstanding notes.

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

During the fourth quarter of 2007, the U.S. Department of Commerce (“DOC”) made its final determination that reduced the Company’s antidumping duty rate from 76 percent to 18 percent. In February 2008, the DOC revised its ruling and the rate was subsequently changed to 20 percent as a result of clerical errors. The ruling relates to chlorinated isocyanurates (“isos”) that the Company imported from a major Chinese supplier for the period from December 16, 2004 through May 31, 2006. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to this ruling are expected to be approximately $7 million. The parties have filed notices of appeal to the ruling which may delay the refund the Company is expecting to receive in 2008.

Treatment Products

	Years Ended December 31,
	2007	2006	2005
	($ in millions)
Results of Operations
Sales
HTH Water Products	$482.8	$496.6	$433.1
Personal Care & Industrial Biocides	321.0	288.7	272.7
Wood Protection & Industrial Coatings	449.1	382.1	358.4

Total Treatment Products	$1,252.9	$1,167.4	$1,064.2

Operating Income
HTH Water Products	$64.7	$43.0	$11.2
Personal Care & Industrial Biocides	54.2	46.7	45.6
Wood Protection & Industrial Coatings	13.9	1.8	16.6

Total Treatment Products	$132.8	$91.5	$73.4

Year Ended December 31, 2007 Compared to 2006

Sales increased $85.5 million, or approximately seven percent, partially due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($33.3 million or approximately three percent). Excluding the impact of the acquisition, sales increased $52.2 million or approximately four percent due to favorable foreign exchange (approximately three percent) and improved pricing (approximately two percent), partially offset by lower volumes (approximately one percent).

Operating income increased $41.3 million for all of the Treatment Products businesses, principally driven by significant improvement in the HTH water products business.

HTH Water Products

Sales decreased $13.8 million, or approximately three percent, due to lower volumes (approximately seven percent), partially offset by improved pricing (approximately two percent) and favorable foreign exchange (approximately two percent). The lower volumes were principally due to the shedding of unprofitable business in Europe and lower demand for branded, and to a lesser extent non-branded, products in North America due to unfavorable weather patterns in several large regions served by the Company. The increased pricing was primarily in North America and Europe.

Operating income increased by $21.7 million. This was due to the favorable antidumping duty benefit of approximately $14 million, as well as, higher pricing and lower plant operating costs, which were partially offset by the lower North American residential and European volumes. Included in the 2007 operating results are severance costs related to the reorganization of the European operations, which are comparable to costs in 2006 associated with exiting the Spanish market and certain reorganization costs at the Company’s Charleston, Tennessee manufacturing location.

Personal Care and Industrial Biocides

Sales increased $32.3 million, or approximately 11 percent, principally due to higher volumes (approximately 11 percent) driven by increased demand for biocides used in industrial applications, including building products and marine antifouling paints, as well as increased demand for biocides used in health and hygiene products. Lower pricing (approximately two percent) was offset by favorable foreign exchange (approximately two percent). The pricing impact was principally related to a renewed contract with a significant customer, as well as additional volume to secure expanded applications in the building products market.

Operating income increased $7.5 million as higher sales volumes and improved product mix, were partially offset by increased manufacturing costs, lower pricing, and increased selling and administrative costs to support various growth initiatives. Included in the operating results for 2006 is the sale of certain intellectual property of $1.2 million.

Wood Protection and Industrial Coatings

Sales increased $67.0 million, or approximately 18 percent, partially due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($33.3 million or approximately nine percent). Excluding the impact of the acquisition, sales increased $33.7 million, or approximately nine percent. The increase is due to favorable foreign exchange (approximately six percent) and improved pricing (approximately five percent), offset by lower volumes (approximately two percent). The improved pricing was principally in the wood protection business. Price increases were implemented for wood protection products used in residential and industrial applications in North America to offset the higher raw material costs experienced over the last several years. The lower volumes were a result of reduced demand for wood protection products, primarily as a result of the slowdown in the U.S. construction market, partially offset by increased demand for industrial coatings, principally in the Eastern European market.

Operating income increased $12.1 million. In 2006, wood protection was negatively impacted by a $3.6 million charge from the early termination of a supply contract, which was partially offset by a pre-tax gain on the sale of excess land of $0.8 million. Additionally, in 2006 the industrial coatings business recorded a pre-tax gain of $1.2 million for the sale of an investment. Excluding these items, operating income increased $10.5 million due to the improved pricing for the wood protection business and higher volumes in the industrial coatings business, partially offset by higher raw material costs and lower volumes in the wood protection business. In addition, operating income benefited from the positive contribution of the acquisition and the favorable effect of foreign exchange.

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

HTH Water Products

Sales increased $63.5 million, or approximately 15 percent, due to favorable pricing (approximately eight percent) primarily for both branded and non-branded pool treatment products in the North America market. Volumes increased, approximately seven percent, due to the acquisition of the remaining 50 percent share of the Company’s joint venture, Nordesclor ($37.4 million or approximately eight percent). This increase was partially offset by lower volumes in the North American market from ceasing to sell to unprofitable customers, and to a lesser extent, lower demand in the South Africa market.

Operating income increased by $31.8 million principally due to the improved pricing programs introduced in 2006, favorable product mix in the North America market and cost containment initiatives. In addition, the operating results benefited from the positive contribution of the acquired business, lower selling, administration and legal costs, partially offset by severance costs incurred during 2006 to streamline the business.

Personal Care and Industrial Biocides

Sales increased $16.0 million, or approximately six percent, principally due to higher volumes (approximately five percent). The higher volumes are attributable to strong demand for biocides used in health and hygiene applications, principally antidandruff products. Favorable foreign exchange as well as higher pricing in the domestic building products and metalworking fluids markets to mitigate higher raw material costs were mostly offset by competitive pressures in the emulsions and in-can preservation markets.

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

Wood Protection and Industrial Coatings

Sales increased $23.7 million, or approximately seven percent, due to higher volumes (approximately four percent), improved pricing (approximately two percent) and favorable foreign exchange (approximately one percent). The higher sales volumes are due to increased demand for industrial coatings, particularly in the Eastern European market, and for Tanalith ™ E products used in residential applications in Europe. The improved pricing is a result of price increases to partially mitigate higher raw material costs for wood protection products used in the North American residential and industrial markets.

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

Performance Products

	Years Ended December 31,
	2007	2006	2005
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$216.8	$212.3	$187.5
Hydrazine	17.9	23.2	18.9

Total Performance Products	$234.7	$235.5	$206.4

Operating Income (Loss)
Performance Urethanes	$11.9	$16.8	$19.6
Hydrazine	13.5	2.8	(0.8)

Total Performance Products	$25.4	$19.6	$18.8
Less: contract completion gain	(12.8)	—	—

Total Performance Products, excluding gain	$12.6	$19.6	$18.8

Year Ended December 31, 2007 Compared to 2006

Sales during 2007 were consistent with 2006. Operating income decreased by $7.0 million, excluding the gain from the completion of a contract with the U.S. Government ($12.8 million). The decrease is due to lower pricing and higher raw material costs, partially offset by higher volumes.

Performance Urethanes

Performance urethanes sales increased $4.5 million, approximately two percent over the prior year, primarily due to higher volumes (approximately six percent) of flexible polyols, which were partially offset by lower pricing (approximately four percent) due to competitive pressures in the polyol market and increased competition in the propylene glycol market. Operating income decreased $4.9 million as a result of the decrease in pricing and higher raw material costs, partially offset by reduced manufacturing costs and a favorable raw material contract pricing adjustment. The 2006 operating results include a pre-tax gain on the sale of certain assets in Brazil of $0.4 million.

Our Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The operating results are expected to decrease by approximately $12 million after December 31, 2009 due to anticipated reductions in contract manufacturing. We believe that our pipeline of new product offerings should mitigate a portion of this impact.

Hydrazine

Hydrazine sales decreased $5.3 million (approximately 23 percent) due to lower volume (approximately 21 percent) and pricing (approximately two percent). The decrease was primarily due to lower requirements of Ultra Pure™ Hydrazine from the U.S. government and, to a lesser extent, a decrease in demand and lower pricing for hydrazine hydrates. After excluding the gain from the completion of a contract with the U.S. Government ($12.8 million), operating income decreased by $2.1 million primarily due to decreased requirements from the U.S. Government for the Company’s high-margin UltraPure™ hydrazine, partially offset by lower plant operating costs.

The Company continues to evaluate a decision to start up the hydrazine hydrates plant which is currently idle in addition to other alternatives. The carrying value of such plant is approximately $2 million. If the Company decides not to start up the hydrates plant or is not successful in recovering the value through other means, the Company may incur a non-cash impairment charge and related shutdown costs. Any cash-related shutdown costs are expected to be less than $1 million.

Year Ended December 31, 2006 Compared to 2005

Sales increased $29.1 million, or approximately 14 percent, and operating results increased $0.8 million from prior year. The increase in sales is due to improved pricing (approximately seven percent) and higher volumes (approximately seven percent). Included in the 2006 operating results is a pre-tax gain on the sale of certain assets in Brazil of $0.4 million and included in the 2005 operating results is a pre-tax gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million.

Performance Urethanes

Performance urethanes sales increased $24.8 million, approximately 13 percent over the prior year, primarily due to improved pricing (approximately eight percent) and higher volumes (approximately five percent). The improved pricing was principally due to successful price increases that mitigated the higher raw material costs. The increase in volumes was due to stronger demand for the polyol product lines.

Operating results decreased $2.8 million. Included in the 2005 operating results is the gain on the sale of excess land located at its Brandenburg, Kentucky location of $5.8 million. In addition, the 2006 operating results include a pre-tax gain on the sale of certain assets in Brazil of $0.4 million and 2005 operating results include a charge for the Brazilian state import tax claim of $1.4 million. Excluding the impact of these items, operating results increased $1.2 million due to improved pricing and higher volumes, partially offset by higher raw material costs.

Hydrazine

Hydrazine sales increased $4.3 million due to facility fees from the new U.S. government contract and favorable pricing from the hydrazine hydrates product line, partially offset by lower Ultra Pure™ hydrazine volumes. Operating results improved by $3.6 million principally due to improved margins from higher sales.

Corporate Expenses (Unallocated)

	Years Ended December 31,
	2007	2006	2005
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$42.4	$34.6	$12.2
Equity in Earnings of Affiliated Companies (Planar Solutions)	—	—	10.7

Unallocated Corporate Expenses, excluding Equity in Earnings	$42.4	$34.6	$22.9

Year Ended December 31, 2007 Compared to 2006

The increase in unallocated corporate expenses is principally due to an increase in incentive compensation-related costs for both the Company’s long-term incentive plan and, to a lesser extent, the Company’s annual incentive plan due to the significant operating improvement in 2007, including the favorable antidumping duty ruling. In addition, higher environmental remediation costs were partially offset by lower pension expense associated with the Company’s U.K. pension plans.

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

The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current facilities and certain off-site locations. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisitions of Hickson and KAWP, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites. All of the Hickson environmental exposures have been accrued for in the accompanying consolidated financial statements. The Company is in the process of evaluating the pre-acquisition environmental exposures related to KAWP and we do not expect them to be material.

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

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $2.7 million, $1.2 million, and $0.5 million were recorded in 2007, 2006 and 2005, and may be material in future years.

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

Cash outlays for environmental related activities for 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.5	$0.5	$0.5
Plant Operations	6.8	5.6	6.9
Remedial Activities	2.4	1.9	3.0

Total Environmental Cash Outlays	$9.7	$8.0	$10.4

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.5 million at December 31, 2007, of which $1.2 million is classified as current liabilities and $6.1 million at December 31, 2006, of which $1.0 million is classified as current liabilities. The Company’s estimated environmental liability relates to seven sites, five of which are in the United States and none of which is on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range from $8 million to $10 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2007, the Company had estimated additional contingent environmental liabilities of approximately $7 million.

Legal Matters

There are a variety of non-environmental legal proceedings pending or threatened against the Company.

In May 2005, the DOC assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. In the fourth quarter of 2007, the DOC determined that the rate should be reduced to approximately 18%. The final determination of the rate was subsequently revised to 20 percent as a result of clerical errors. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to the ruling are expected to be approximately $7 million. Notices of appeal have been filed contesting the DOC’s determination, which may delay the refund the Company is expecting to receive in 2008.

The Company has begun paying cash deposits for future imports at the published rate. Based upon the expected level of purchases of chlorinated isos from China, the Company estimates an annual ongoing pre-tax benefit of approximately $4 to $7 million, beginning in 2008. Furthermore, at the request of the Company’s supplier, the DOC has initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The Company expects the DOC to issue its final determination for this review period in the fourth quarter of 2008. Assuming a duty rate consistent with the 2007 ruling, the Company would expect to recognize a net pre-tax benefit of approximately $8 million in the fourth quarter of 2008.

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In 2006, the suit was settled with the NZCC for the payment of NZ$3.7 million ($2.2 million). In a similar investigation, KAWP was granted immunity for cartel conduct under a leniency program from the Australian Competition and Consumer Commission (“ACCC”) in 2005 subject to certain conditions. In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, certain officers and employees thereof, and several other companies and individuals unrelated to the Company. The complaint alleges, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.8 million) in damages plus unspecified punitive damages. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

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

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent and was awarded €0.2 million (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €0.2 million (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer. AWP and the manufacturer are appealing the case. Plaintiff claims its damages to be approximately €7.8 million (approximately $11.4 million) and AWP asserts that if there were patent infringement, its share of any damages should be less than €1.0 million (approximately $1.5 million). AWP intends to vigorously defend itself against the plaintiff and, if necessary, may bring claims against the manufacturer.

The Company (along with its primary Comprehensive General Liability insurer) is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by the Company for application to interior woodwork on approximately 5,200 of plaintiff’s boats was defective in that, under certain conditions, the varnish will bubble and peel. Currently, the plaintiff claims that about 400 boats have manifested the problem, and that it has expended €3.4 million (approximately $4.9 million) to repair those boats. At December 31, 2007 the Company had €0.5 million (approximately $0.7 million) accrued for this matter.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.8 million accrued for the remaining open tax year. As of December 31, 2007, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

The Company is being sued by the current owner of a former Hickson site in Italy for environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.2 million) for the remediation of the site. The Company believes that all necessary remediation work had been completed based on conditions identified at the site prior to the sale and has no other performance obligations to the current owner. The matter is currently within the Italian court system. The Company is working with the local authorities to determine the necessary steps forward to complete any necessary remediation. The Company has recorded a liability for investigation and remedial work to be completed in 2008.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.7 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor (Note 19), our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and in January 2008 the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

There are fewer than ten CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named a defendant. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company has no CCA-related purported class action lawsuits pending against it, those lawsuits having been dismissed or otherwise resolved in prior years. The Company does not believe the resolution of these pending cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

Business and Credit Concentrations

A significant portion of sales of the treatment products segment (approximately 18%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2007 consolidated sales. However, the loss of either of these customers would have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer was not replaced.

Sales of the HTH water products business are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has mitigated somewhat the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Years Ended December 31,
	2007	2006	2005
	($ in millions)
Provided By (Used For)
Accounts Receivable Securitization Program	$—	$—	$—
Change in Working Capital	(22.9)	(23.3)	(37.0)
Change in Noncurrent Liabilities	(32.1)	11.5	(31.4)
Net Operating Activities from Continuing Operations	54.2	76.2	9.8
Cash Flows of Discontinued Operations (Operating Activities)	(1.6)	5.4	(3.4)
Capital Expenditures	(41.6)	(26.7)	(18.3)
Businesses Acquired, net of Cash	(14.3)	(2.9)	(19.1)
Proceeds from Sales of Businesses, net	11.6	1.2	8.8
Proceeds from Sales of Land and Property	2.8	2.3	6.0
Net Investing Activities	(42.4)	(29.2)	(24.9)
Debt Borrowing (Repayments), net	(19.4)	(9.5)	8.1
Net Financing Activities	(22.4)	(19.1)	(7.7)

Operating Activities:

For 2007, $54.2 million was provided by operating activities from continuing operations compared to $76.2 million for 2006. The decrease was principally due to a voluntary contribution to the Company’s U.S. pension plan of $36.4 million, partially offset by the expected proceeds from the completion of a contract with the U.S. government. Included in the 2007 change in working capital is the expected refund related to the antidumping duty ruling net of costs, expected to be approximately $7 million. Notices of appeal have been filed contesting the DOC’s determination, which may delay the refund the Company is expecting to receive in 2008.

For 2006, $76.2 million was provided by operating activities from continuing operations, compared to $9.8 million for 2005. The increase is partially attributable to lower contributions to the Company’s pension plan, as a result of the $36.2 million voluntary contributions that were made in 2005. Excluding the 2005 voluntary pension contributions, cash provided by operating activities increased $30.2 million from 2005 principally due to less of a use of working capital and higher earnings from HTH water products.

Investing Activities:

Capital Expenditures:

Capital expenditures for 2007 increased $14.9 million principally due to increased spending for the personal care and industrial biocides business as a result of construction in China, as well as expanding the U.S. manufacturing capacity.

Capital expenditures for 2006 increased $8.4 million due to higher expenditures principally in the HTH water products and the personal care businesses. The increase in capital expenditures was due to increasing manufacturing capacity at the HTH water products facility in South Africa and the personal care facility in Rochester, New York.

Capital expenditures for 2008 are expected to be in the $50 to $55 million range. The increase in capital spending over 2007 is principally due to the construction of a new biocides plant in China to meet a strategic customer’s growing demand for biocides used in the health and hygiene market. In addition, the Company plans to expand its water chemicals manufacturing capacity in Brazil and South Africa.

Businesses Acquired, net of cash:

On July 5, 2007, the Company purchased the remaining 51 percent share of its Australian joint venture, KAWP, from its joint venture partner. The purchase price was $19.0 million, consisting of a cash payment of $15.5 million and the assumption of 51 percent of the joint venture net debt of $6.8 million. Additionally, the purchase price included a working capital adjustment. The purchase price, net of the working capital adjustment, was paid during 2007. The acquisition was financed from available cash. For additional information concerning the acquisition see Note 19 of Notes to Consolidated Financial Statements.

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its Nordesclor joint venture. The total purchase price, net of cash received, was $16.8 million, inclusive of expenses paid and a final working capital payment of $0.8 million. The purchase price was further subject to a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next year. During 2007, the Company made the first installment of the contingent payment of $0.3 million. An additional contingent payment will be made in 2008. The acquisition was financed with local borrowings and available cash. For additional information concerning the acquisition see Note 19 of Notes to Consolidated Financial Statements.

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price, net of cash acquired, was $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The purchase price was further subject to contingent payments of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. Since the acquisition, the Company has accrued $5.0 million with a corresponding increase to goodwill, of which $4.1 million was paid through 2006. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price would be adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration to be split equally between contingent cash payments and up to 223,250 additional shares of the Company’s common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which were issued in January 2005 with a value of $1.7 million. The contingent cash payments of $1.0 million were earned based upon cumulative global net sales of certain products through 2005. Since the acquisition, the Company has accrued $1.0 million with a corresponding increase to goodwill, all of which was paid in 2006. For additional information concerning the acquisition see the Company’s Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004.

Proceeds from Sales of Businesses, net:

Cash proceeds from the sale of a business during 2007 primarily relate to the sale of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction, principally due to the recognition of historical foreign currency translation losses. Proceeds from the sale are expected to be approximately $16.7 million, net of expenses, and are subject to a working capital adjustment. In addition, the sale agreement provides for a contingent earn-out based upon future performance of one of the products of the divested business. As of December 31, 2007 the Company had received $11.6 million of the total proceeds with the balance of $5.6 million included in accounts receivable ($3.4 million) and other assets ($2.2 million) in the Consolidated Balance Sheet. The current receivable is expected to be collected as working capital is liquidated and the majority of the non-current receivable is expected to be collected by February 2009.

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

Proceeds from Sales of Land and Property:

Cash proceeds in 2007 and 2006 includes repayment of outstanding notes from the sale of land on September 30, 2003. In 2007, the outstanding note ($2.8 million) was repaid. In 2006, a portion of the outstanding note ($1.2 million) was repaid.

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

Other Net Investing Activities:

In February 2004, the Company funded rabbi trusts relating to three compensation deferral plans. During 2007, 2006 and 2005, our trusts have been funded with cash and purchased marketable securities of $2.1 million, $3.7 million, and $1.0 million, respectively, which are included in investing activities.

Financing Activities:

In March 2007, the Series A notes of $149.0 million came due. The Company used its senior revolving credit facility to pay off the Series A notes at their maturity. Net debt repayments and dividends paid to shareholders, $19.6 million, more than offset the proceeds from exercised stock options.

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

Liquidity

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $69.5 million at December 31, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At December 31, 2007, the Company had $235.0 million of available borrowings under the credit facility.

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. to replace the Company’s previous accounts receivable securitization program which had expired. Under the new program, which mirrors the expired program, the Company completed arrangements to sell, on an ongoing basis, participation interests in certain accounts receivable for a maximum purchase price of up to $80.0 million, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. As of December 31, for all periods presented, the Company had not sold any participation interests in accounts receivable under this program. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The costs of the program of $2.0 million, $1.7 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in selling and administration expenses in the accompanying Consolidated Statement of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to one-month LIBOR plus approximately 0.4% (5.7% and 5.5% in 2007 and 2006, respectively). See Note 2 of Notes to Consolidated Financial Statements. The accounts receivable securitization program provides another source of funding for the Company and lowers overall funding costs. The accounts receivable securitization program expires in June 2008 and the Company currently intends to enter into a new program.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used the credit facility to pay off the Series A notes in March 2007. The Company’s Series B notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a fixed charge coverage ratio covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $43.6 million at December 31, 2007.

Other borrowings at December 31, 2007 partially consisted of $13.7 million of uncommitted lines of credit which bore interest at 5.1% and matured in January 2008. Additionally, Other borrowings at December 31, 2007 included $17.5 million of borrowings under international credit facilities. Such credit facilities have interest rates ranging from 5% to 15%.

At December 31, 2007, the Company had $37.1 million of outstanding letters of credit and $2.3 million of outstanding letters of guarantee.

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

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, the Company concluded that it would accelerate the funding of its U.S. pension plan. During 2007, the Company made pension contributions of $43.5 million, which included a voluntary contribution of $36.4 million. The Company’s U.S. plan is expected to meet the full funding phase-in threshold for 2008 under the new legislation. Although not required, it is the Company’s current intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds. The Company’s minimum funding requirements after 2008 are dependent on several factors, including the discount rate and investment returns. Contributions for the U.S. plans through 2011 are expected to be in the annual range of $5 million to $10 million.

The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $20 million per year.

Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less then 1 Year	1 to 3 Years	3 to 5 Years	More then 5 Years	All Other
	($ in millions)
Debt and capital lease obligations (1)	$208.2	$29.4	$178.8	$—	$—	$—
Operating lease commitments	35.2	9.5	13.9	7.5	4.3	—
Other contractual purchase obligations	49.3	28.3	15.2	5.8	—	—
FASB Interpretation No. 48	10.9	—	—	—	—	10.9
Other long-term liabilities	12.3	—	6.1	1.1	5.1	—

Total	$315.9	$67.2	$214.0	$14.4	$9.4	$10.9

(1)	Excluded from the debt and capital lease obligations are the related interest payments, which are estimated to be $11.6 million in 2008, $6.1 million in 2009, and $1.7 million in 2010. The interest payments have been calculated using the variable interest rates in effect as of December 31, 2007.

The amounts above exclude the Company’s minimum pension funding requirements as set forth by ERISA. The Company’s minimum funding requirements after 2008 are dependent on several factors, including the discount rate and investment returns. Although not required, it is the Company’s current intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds. Contributions for the U.S. plans through 2011 are expected to be in the annual range of $5 million to $10 million.

The Company also has payments due under other postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company has minimum funding requirements for its U.K. pension plans, which are expected to be approximately $20 million per year through 2011.

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

On January 31, 2008, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on March 14, 2008 to shareholders of record at the close of business on February 15, 2008.

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

Based upon the annual impairment analysis, which was completed in the first quarter of 2007, the estimated fair value of the reporting units exceeded their carrying value and as a result, the Company did not need to proceed to the second step of the impairment test.

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

Pension and Postretirement Benefits

The Company’s accompanying Consolidated Balance Sheets include significant pension and postretirement benefit obligations. The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits the employees earn while working, as well as the present value of those benefits. Inherent in these valuations are financial assumptions including expected returns on plan assets, discount rates at which liabilities could be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The Company reviews the assumptions annually with its actuarial advisors. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. The following is a discussion of the most significant estimates and assumptions used in connection with the Company’s U.S. and the Hickson U.K. employee benefit plans. The pension expense for other defined benefit plans for the Company’s other foreign subsidiaries was not significant, and accordingly assumptions and sensitivity analyses regarding these plans are not included in the discussion below.

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

The discount rate reflects the yields available on high-quality fixed income instruments. The discount rate for the U.S. plans is based on the review of the following: Moody’s Aa Corporate Bond Index, a pension liability index and a yield curve constructed from a large population of high quality non-callable corporate bonds, modeled to match the expected timing of the benefit payments over the life of the benefit obligation. The discount rate for the Hickson U.K. plans is based upon a review of corporate bond yields.

Sensitivity Analysis

The sensitivity of changes in key assumptions for our principal pension and postretirement plans’ expense are as follows:

•	Discount rate—A 25-basis point change in the discount rate would increase or decrease the expense of the Company’s U.S. and Hickson U.K. pension benefit plans by approximately $1 million and approximately $0.6 million, respectively. In addition, a similar change in the discount rate would increase or decrease the projected benefit obligation by approximately $9 million for the Company’s U.S. plans and approximately $16 million for the Hickson U.K. plans.

•

Expected return on plan assets—A 25-basis point change in the expected return on plan assets would increase or decrease the expense for the Company’s U.S. and Hickson U.K. pension benefit plans by approximately $0.5 million and $0.8 million, respectively. This change would have no impact on the projected benefit obligation for either plan.

•

Mortality—A change in mortality tables for the Company’s U.S. plans that increases age-65 life expectancy by one year would increase or decrease the pension expense by approximately $1 million and increase or decrease the projected benefit obligation by approximately $8 million. A 10 percent change in the mortality rates for the Hickson U.K. plans would increase or decrease the pension expense and projected benefit obligation by approximately $1 million and $12 million, respectively.

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

Each quarter the Company formally evaluates known and potential sites, and when there are changes in circumstances. The Company reviews estimates for future remediation, and maintenance and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The Company’s estimate of environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken or current laws and regulations be changed. For additional information, see the Environmental discussion in Note 20 of Notes to Consolidated Financial Statements.

Legal Contingencies

The Company is subject to proceedings, lawsuits and other claims in the normal course of business. Each quarter, the Company formally evaluates its current proceedings, lawsuits and other claims with counsel and when there are changes in circumstances. These contingencies require management judgment in order to assess the likelihood of any adverse judgments or outcomes and the potential range of probable losses. Liabilities for legal matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing information. The Company assesses it legal liabilities separately from any potential insurance recovery or indemnification. As such, we record legal liabilities on a gross basis, unless a right of set-off exits. Any benefit from insurance recoveries or that result from an indemnification by another party are recorded when the Company is reasonably certain the other party will fulfill its obligation. The Company’s insurance coverage provides coverage on a reimbursement basis; therefore, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers. Estimates of contingencies may change in the future due to new developments or changes in legal approach. For additional information, see Note 20 of Notes to Consolidated Financial Statements.

Incentive Compensation

The Company maintains a long-term employee incentive compensation plan that is intended to reward eligible employees for their contributions to the Company’s long-term success. Provisions for employee incentive compensation are included in Accrued Liabilities and Other Liabilities on the Company’s Consolidated Balance Sheets. The Company’s financial target for the long-term incentive plan is return on equity to be achieved in three years, which can be accelerated and earned in two years. The financial targets are set annually by the Compensation Committee of the Board of Directors. If the financial targets are not going to be achieved at the end of year three, one-half of the award is forfeited and the remaining award is earned over the remaining three year period. Therefore, changes in the Company’s estimated financial performance, could have a significant impact on the amount of compensation expense recorded by the Company in any given period. Since the Company’s long-term incentive plan is paid out in cash based upon market price of the Company’s common stock, the amount of incentive compensation expense will vary based upon the market price of the Company’s stock at the end of each reporting period. Based upon the Company’s expected deferrals and accruals of awards during 2008, an increase (decrease) in the Company’s stock price of one U.S. Dollar will impact compensation expense by approximately $0.5 million. For additional information, see Note 16 to the Consolidated Financial Statements.

For additional information about significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The Company does not believe that the requirements of SFAS No. 157 which were effective for the Company on January 1, 2008 will have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the SFAS No. 157 requirements which will be effective for the Company on January 1, 2009 on the Company’s results of operations and financial position.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which provides entities with an irrevocable option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on its results of operations and financial position.

Derivative Financial Instruments

The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. Most of the Company’s currency derivatives expire within one year. At December 31, 2007, the Company had no outstanding forward contracts. At December 31, 2006, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $16.5 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $11.4 million. The fair value of these forward contracts is included in other current assets and accrued liabilities, respectively, on the accompanying Consolidated Balance Sheet. At December 31, 2007 and 2006 the Company had no outstanding option contracts to sell or buy foreign currencies.

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

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-K contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends”, “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of growth in U.S. and European economies; increases in interest rates; economic conditions in Asia; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; a change in the anti-dumping duties on certain products; price increases due to changes in Chinese taxes related to exports from China; increased foreign competition in the calcium hypochlorite markets; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; and gains or losses on derivative instruments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rates

The Company is exposed to interest rate risk on approximately 70% of its outstanding borrowings, including, for this purpose, the participation interests sold under its accounts receivable securitization program, the costs of which are tied to floating interest rates. Based upon the Company’s expected 2008 borrowing levels, an increase (decrease) in interest rates of 100 basis points would increase (decrease) the Company’s results of operations and cash flows by approximately $0.9 million.

Foreign Currency Risk

Approximately 40 percent of the Company’s sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company’s equity investments and its respective share of earnings (losses), the Company’s net investment in foreign subsidiaries, translation of the Company’s foreign operations for U.S. GAAP reporting purposes and purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Canadian dollar and Japanese yen). It is the Company’s policy to hedge up to 80 percent of these transactions during a calendar year. The counterparties to the options and contracts are major financial institutions.

At December 31, 2007, the Company had no outstanding forward contracts.

Holding other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2 million to $3 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations for interim periods in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge approximately 50 percent of the Company’s rolling twelve-month copper requirements. At December 31, 2007 and December 31, 2006, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene, copper and resins would decrease the Company’s results of operations and cash flows between $2 million and $3 million each. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

Stock Price Risk

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as the underlying liabilities are tied to the Company’s stock price. Based upon the Company’s expected deferrals and accruals of awards during 2008, an increase (decrease) in the Company’s stock price of one U.S. Dollar impacts compensation expense by approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Arch Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Also as discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.

/s/ KPMG LLP

Stamford, Connecticut

February 22, 2008

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006 (1)
	(in millions, except per share amounts)
ASSETS
Current Assets:
Cash and Cash Equivalents	$73.7	$82.4
Accounts Receivables, net	182.7	139.8
Short-Term Investment	64.1	72.5
Inventories, net	207.1	174.6
Other Current Assets	31.6	27.8
Assets Held For Sale	—	13.9

Total Current Assets	559.2	511.0
Investments and Advances—Affiliated Companies at Equity	1.9	6.8
Property, Plant and Equipment, net	201.4	193.3
Goodwill	206.8	202.9
Other Intangibles	149.6	153.6
Other Assets	75.3	82.0

Total Assets	$1,194.2	$1,149.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings	$29.1	$5.6
Current Portion of Long-Term Debt	0.3	149.0
Accounts Payable	199.5	182.1
Accrued Liabilities	108.0	89.4
Liabilities Associated with Assets Held For Sale	—	4.5

Total Current Liabilities	336.9	430.6
Long-Term Debt	178.8	62.4
Other Liabilities	204.1	290.4

Total Liabilities	719.8	783.4
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $1 per share, Authorized 100.0 shares:
24.7 shares issued and outstanding (24.1 in 2006)	24.7	24.1
Additional Paid-in Capital	451.6	434.8
Retained Earnings	47.0	31.3
Accumulated Other Comprehensive Loss	(48.9)	(124.0)

Total Shareholders’ Equity	474.4	366.2

Total Liabilities and Shareholders’ Equity	$1,194.2	$1,149.6

(1)	See Basis of Presentation included in Note 1 of the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006 (1)	2005 (1)
	(in millions, except per share amounts)
Sales	$1,487.6	$1,402.9	$1,270.6
Cost of Goods Sold	1,055.7	1,029.3	922.7
Selling and Administration	309.7	282.1	263.7
Research and Development	20.1	18.2	21.2
Other (Gains) and Losses	(12.8)	(2.4)	(3.9)
Restructuring Expense	8.1	—	—
Impairment Charge	7.9	23.5	0.9
Interest Expense	17.1	21.7	20.6
Interest Income	3.8	1.4	1.1

Income From Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	85.6	31.9	46.5
Equity in Earnings of Affiliated Companies	0.5	0.8	13.1
Income Tax Expense	36.8	18.6	19.8

Income From Continuing Operations Before Cumulative Effect of Accounting Change	49.3	14.1	39.8
Income (Loss) from Discontinued Operations (net of tax expense of $0.4 million, $0.4 million and $0.2 million, respectively)	0.9	0.1	(1.6)
(Loss) Gain on Sales of Discontinued Operations (net of tax expense of $0.3 million and $0.1 million, respectively)	(14.9)	—	2.8
Cumulative Effect of Accounting Change (net of tax benefit of $0.3 million)	—	—	(0.5)

Net Income	$35.3	$14.2	$40.5

Net Income (Loss) Per Common Share—Basic:
Continuing Operations Before Cumulative Effect of Accounting Change	$2.01	$0.59	$1.69
Income (Loss) From Discontinued Operations	0.04	—	(0.07)
(Loss) Gain on Sales of Discontinued Operations	(0.61)	—	0.12
Cumulative Effect of Accounting Change	—	—	(0.02)

Basic Net Income Per Common Share	$1.44	$0.59	$1.72

Net Income (Loss) Per Common Share—Diluted:
Continuing Operations Before Cumulative Effect of Accounting Change	$2.00	$0.58	$1.67
Income (Loss) From Discontinued Operations	0.03	—	(0.07)
(Loss) Gain on Sales of Discontinued Operations	(0.60)	—	0.12
Cumulative Effect of Accounting Change	—	—	(0.02)

Diluted Net Income Per Common Share	$1.43	$0.58	$1.70

Weighted Average Common Stock Outstanding—Basic	24.5	24.0	23.6
Weighted Average Common Stock Outstanding—Diluted	24.7	24.3	23.8

(1)	See Basis of Presentation included in Note 1 of the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006 (1)	2005 (1)
	($ in millions)
Operating Activities:
Net Income	$35.3	$14.2	$40.5
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used in) Operating Activities, Net of Businesses Acquired:
(Income) Loss from Discontinued Operations	(0.9)	(0.1)	1.6
Loss (Gain) on Sales of Discontinued Operations	14.9	—	(2.8)
Cumulative Effect of Accounting Changes	—	—	0.5
Equity in Earnings of Affiliates	(0.5)	(0.8)	(13.1)
Other (Gains) and Losses	(12.8)	(2.4)	(3.9)
Depreciation and Amortization	45.0	44.3	46.6
Deferred Taxes	8.0	9.7	7.9
Restructuring Expense	8.1	—	—
Impairment Charge	7.9	23.5	0.9
Restructuring Payments	(6.7)	(0.3)	(1.9)
Change in Assets and Liabilities, Net of Purchases and Sales of Businesses:
Accounts Receivable Securitization Program	—	—	—
Receivables	(5.9)	(12.8)	(13.7)
Inventories	(17.1)	(5.1)	(25.4)
Other Current Assets	(4.6)	1.0	(0.8)
Accounts Payable and Accrued Liabilities	4.7	(6.4)	2.9
Noncurrent Liabilities	(32.1)	11.5	(31.4)
Other Operating Activities	10.9	(0.1)	1.9

Net Operating Activities from Continuing Operations	54.2	76.2	9.8
Cash Flow of Discontinued Operations	(1.6)	5.4	(3.4)

Net Operating Activities	52.6	81.6	6.4

Investing Activities:
Capital Expenditures	(41.6)	(26.7)	(18.3)
Businesses Acquired in Purchase Transactions, Net of Cash Acquired	(14.3)	(2.9)	(19.1)
Proceeds from Sales of Businesses, net	11.6	1.2	8.8
Proceeds from Sales of Land and Property	2.8	2.3	6.0
Cash Flow of Discontinued Operations	—	—	—
Other Investing Activities	(0.9)	(3.1)	(2.3)

Net Investing Activities	(42.4)	(29.2)	(24.9)

Financing Activities:
Long-Term Debt Borrowings	150.0	40.0	119.3
Long -Term Debt Repayments	(184.8)	(49.6)	(111.6)
Short-Term Borrowings (Repayments), net	15.4	0.1	0.4
Dividends Paid	(19.6)	(19.3)	(18.9)
Cash Flow of Discontinued Operations	(0.8)	(2.2)	0.8
Proceeds from Stock Options Exercised and Other Financing Activities	17.4	11.9	2.3

Net Financing Activities	(22.4)	(19.1)	(7.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.5	6.0	(5.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(8.7)	39.3	(31.5)
Cash and Cash Equivalents, Beginning of Year	82.4	43.1	74.6

Cash and Cash Equivalents, End of Year	$73.7	$82.4	$43.1

Supplemental Cash Flow Information for:
Income Taxes Paid, net of refunds	$17.0	$10.7	$7.9
Interest Paid	$21.5	$23.5	$22.3
Issuance of Arch Common Stock—Avecia Acquisition	$—	$—	$1.7

(1)	See Basis of Presentation included in Note 1 of the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
			(in millions, except per share amounts)
Balance at December 31, 2004	23.4	$23.4	$418.2	$14.8	$(96.6)	$359.8
Net Income	—	—	—	40.5	—	40.5	40.5
Foreign Currency Translation Adjustments	—	—	—	—	(20.5)	(20.5)	(20.5)
Change in Fair Value of Derivatives	—	—	—	—	—	—	—
Minimum Pension Liability Adjustment, net of taxes of $1.7	—	—	—	—	(0.1)	(0.1)	(0.1)
Stock Issued	0.1	0.1	1.8	—	—	1.9	—
Tax Benefit on Stock Options	—	—	0.1	—	—	0.1	—
Stock Options Exercised	0.1	0.1	2.1	—	—	2.2	—
Cash Dividends ($0.80 per share)	—	—	—	(18.9)	—	(18.9)	—

Balance at December 31, 2005	23.6	23.6	422.2	36.4	(117.2)	365.0	$19.9

Net Income	—	—	—	14.2	—	14.2	14.2
Foreign Currency Translation Adjustments	—	—	—	—	40.0	40.0	40.0
Change in Fair Value of Derivatives	—	—	—	—	1.0	1.0	1.0
Minimum Pension Liability Adjustment, net of taxes of $9.6	—	—	—	—	(26.9)	(26.9)	(26.9)
Pension Liability Adjustment, after adoption of SFAS 158, net of taxes of $12.0	—	—	—	—	(20.9)	(20.9)	—
Stock Issued	—	—	—	—	—	—	—
Tax Benefit on Stock Options	—	—	0.3	—	—	0.3	—
Stock Options Exercised	0.5	0.5	12.3	—	—	12.8	—
Cash Dividends ($0.80 per share)	—	—	—	(19.3)	—	(19.3)	—

Balance at December 31, 2006	24.1	24.1	434.8	31.3	(124.0)	366.2	$28.3

Net Income	—	—	—	35.3	—	35.3	35.3
Foreign Currency Translation Adjustments	—	—	—	—	38.2	38.2	38.2
Change in Fair Value of Derivatives	—	—	—	—	(0.8)	(0.8)	(0.8)
Pension Liability Adjustment, net of taxes of $17.6	—	—	—	—	37.7	37.7	37.7
Stock Issued	—	—	0.1	—	—	0.1	—
Tax Benefit on Stock Options	—	—	1.9	—	—	1.9	—
Stock Options Exercised	0.6	0.6	14.8	—	—	15.4	—
Cash Dividends ($0.80 per share)	—	—	—	(19.6)	—	(19.6)	—

Balance at December 31, 2007	24.7	$24.7	$451.6	$47.0	$(48.9)	$474.4	$110.4

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Formation of Arch Chemicals, Inc.

Arch Chemicals, Inc. (“Arch” or the “Company”) was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation (“Olin”) for the purpose of effecting the distribution of certain of Olin’s chemical businesses (“Distribution”) to the shareholders of Olin. The Company is a biocides company providing chemistry-based and related solutions to selectively destroy and control the growth of harmful microbes. Our concentration is in water, hair and skin care products, treated wood, paints and building products, and health and hygiene applications. The Company operates in two segments: Treatment Products and Performance Products. The Treatment Products segment includes three reportable business units: the HTH water products, the personal care and industrial biocides products and the wood protection and industrial coatings products businesses. The Performance Products segment includes two reportable business units: the performance urethanes business and the hydrazine business.

The Company has organized its segments around differences in products and services, which is how the Company manages its businesses.

The Treatment Products businesses manufacture and sell water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products. HTH water products produces chemicals for the sanitization and treatment of residential pool and commercial pool and spa water, and the purification of potable water. The Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. Consumer brands include HTH®, Baquacil®, Baqua Spa®, Sock It®, Super Sock It®, Duration®, POOLIFE®, and Pace®. The personal care and industrial biocides business manufactures biocides that control dandruff on the scalp and control the growth of micro-organisms particularly fungi and algae. It markets products such as Zinc Omadine® biocide, the most widely used antidandruff agent in the world, as well as actives and functional products sold primarily to manufacturers of skin care and hair care products. The Company’s industrial biocides are used in mildew-resistant paints, coatings and lubricants. The Company also develops, manufactures and markets biocides primarily for anti-bacterial applications; it is a leading global supplier of biocides for the industrial preservation and consumer segments of the biocides market. The biocides products are marketed under the well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. The Company’s wood protection business sells wood treatment chemicals solutions that enhance the properties of wood. Its wood preservatives and fire retardants are sold under the brand names Wolman®, Tanalith™, Vacsol™, Resistol™ and Dricon®. The Company’s industrial coatings business manufactures a wide range of coatings for a variety of applications for wood and other materials, which are industrial or consumer applied products for the surface decoration and protection of wood. These products are sold under brand names such as Sayerlack® and Linea Blu™.

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

Reclassifications of prior-year data have been made, where appropriate, to conform to the 2007 presentation.

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

As a result of the sale of the performance urethanes business in Venezuela in September 2007, the Company has included the results of this business prior to its sale and the loss on the disposition as a component of discontinued operations in accordance with the SFAS 144. Additionally, the assets and liabilities of the discontinued operation have been presented separately on the face of the consolidated financial statements.

Additionally, the Company retained its chemical management services (“CMS”) business after the sale of the majority of the microelectronic materials businesses in November 2004. In accordance with the accounting requirements of SFAS 144, the CMS business was reported as an asset held for sale and the results of operations are included in discontinued operations in the consolidated financial statements. As such, the assets and liabilities of the discontinued operations have been presented separately on the face of the consolidated financial statements. As of December 31, 2006, all operations of the CMS business have either been sold or ceased.

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

In September 2006, the FASB issued statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. See Note 15 for additional information.

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company’s borrowings, if any, under its credit facility, approximate book value due to their floating rate interest rate terms. The fair value of the Company’s senior notes is estimated based on year-end prevailing market interest rates for similar debt instruments. The fair value of the Company’s interest rate swaps, if any, is based upon prevailing market values for similar instruments. The fair values of currency forward and option contracts, if any, are estimated based on quoted market prices for contracts with similar terms.

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

The Company provides for income taxes for uncertain tax positions in accordance with the provisions of FIN 48. This interpretation of SFAS No. 109 requires the Company to recognize and measure tax benefits associated with tax positions and disclose uncertainties related to income tax positions in its financial statements. The Company cannot recognize a tax benefit in its financial statements unless it concludes the benefit is more likely than not of being sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company has assessed the tax benefits of the income tax positions in its financial statements. The Company assessed these income tax positions based on our experience with similar tax positions, information obtained during the examination process, and the advice of experts.

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

The reconciliation between basic and diluted shares outstanding for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
(in millions)	2007	2006	2005
Basic	24.5	24.0	23.6
Common equivalent shares from stock options using the treasury stock method	0.2	0.3	0.2

Diluted	24.7	24.3	23.8

For the year ended December 31, 2007, there were no stock options with exercise prices greater than the average market price. Stock options of approximately 0.2 million and 1.0 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the years ended December 31, 2006 and 2005, respectively.

In 2004, the Company established a Rabbi Trust for several deferred compensation plans (see Note 15 for more information). The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock and the shares are excluded from the basic shares outstanding calculation and added back for dilutive shares outstanding. At December 31, 2007, the trust had purchased approximately 0.1 million shares on the open market.

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

Employee Benefit Plans

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of employees expected to receive benefits. Curtailment gains and losses are recognized as incurred. Settlement gains and losses are recognized when significant pension obligations are settled and the gain or loss is determinable. The Company’s policy, in general, is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the relevant regulatory requirements governing such plans. In addition, SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures.

Business and Credit Concentrations

A significant portion of sales of the Treatment Products segment (approximately 18%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2007 consolidated sales. However, the loss of either of these customers would have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer were not replaced.

Sales of the HTH water products business are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. Through the Company’s HTH water products acquisitions in Latin America and South Africa, the Company has mitigated somewhat the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

2.	Accounts Receivable/Short-Term Investment

Accounts receivable at December 31, 2007 and 2006 include the following:

	December 31,
($ in millions)	2007	2006
Accounts receivable, trade	$154.4	$129.8
Accounts receivable, other	36.1	16.3

	190.5	146.1
Less allowance for doubtful accounts	(7.8)	(6.3)

Accounts receivable, net	$182.7	$139.8

Included in accounts receivable, other at December 31, 2007 is a $12.7 million receivable related to a favorable antidumping duty ruling (Note 20) and a $3.4 million receivable related to the sale of the performance urethanes business in Venezuela (Note 5).

Changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005 are as follows:

($ in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Beginning balance	$(6.3)	$(4.0)	$(4.3)
Provision for doubtful accounts	(2.3)	(2.0)	(2.2)
Bad debt write-offs, net of recoveries	1.3	1.0	3.1
Foreign exchange and other	(0.5)	(0.7)	0.2
Reclassification from short-term investment	—	(0.6)	(0.8)

Ending balance	$(7.8)	$(6.3)	$(4.0)

On June 27, 2005, the Company entered into a new accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. to replace the Company’s previous accounts receivable securitization program which had expired on March 30, 2005. The Company’s current securitization program ends in June 2008 and the Company plans on entering into a new securitization program. Under this program, the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals

Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At December 31, 2007 and 2006, respectively, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. During the year, these sales have been reflected as a reduction of receivables in the consolidated balance sheet. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $64.1 million and $72.5 million at December 31, 2007 and December 31, 2006, respectively, was classified separately from Accounts Receivable, net as a Short-Term Investment on the accompanying Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($0.9 million at December 31, 2007 and 2006) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the years ended December 31, 2007, 2006 and 2005 of $2.0 million, $1.7 million and $1.2 million, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is variable and was approximately equivalent to the one-month LIBOR plus approximately 0.4% (5.7% and 5.5% in 2007 and 2006, respectively). The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

3.	Inventories

Inventories at December 31, 2007 and 2006 include the following:

	December 31,
($ in millions)	2007	2006
Raw materials and supplies	$68.2	$50.2
Work-in-progress	8.8	7.8
Finished goods	188.9	174.0

Inventories, gross	265.9	232.0
LIFO reserves	(58.8)	(57.4)

Inventories, net	$207.1	$174.6

Inventory valued using the LIFO method comprised approximately 50 percent of the total inventory at December 31, 2007 and 2006. Gross inventory values approximate replacement cost.

4.	Other Current Assets

Other current assets at December 31, 2007 and 2006 include the following:

	December 31,
($ in millions)	2007	2006
Deferred income taxes	$18.9	$19.8
Other	12.7	8.0

Other current assets	$31.6	$27.8

5.	Assets Held for Sale/Discontinued Operations

Performance Urethanes Business in Venezuela

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As a result of the sale, the Company recorded a non-cash after-tax loss of $14.9 million, which includes $15.1 million of historical foreign currency translation losses that were recognized at the time of the sale. As of December 31, 2007, the Company has received $11.6 million of the total proceeds with the balance of $5.6 million included in Accounts receivable, net ($3.4 million) and Other assets ($2.2 million) in the Consolidated Balance Sheet.

The loss is reflected in Loss (Gain) on Sales of Discontinued Operations, as follows:

($ in millions)
Net Assets Sold:
Net working capital	$17.1
Non-current liabilities	(0.9)

Net assets sold	$16.2

Loss on Sale:
Total proceeds	$17.2
Net assets sold	(16.2)
Transaction costs incurred	(0.5)

Subtotal	0.5
Foreign currency translation realized	(15.1)

Pre-tax loss	(14.6)
Tax expense	(0.3)

Net loss	$(14.9)

CMS Business

The Company retained the CMS business after the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd. (“Fuji”).

During 2006, the Company was notified that its remaining three CMS customers were going to cancel their contracts with the Company. Prior to the termination of the contracts, the Company was able to sell the remaining inventory to the successor of these contracts and transfer most of the business’ employees. Included in Income (Loss) from Discontinued Operations for the twelve months ended December 31, 2006 are severance and related costs associated with the termination of these customer contracts ($0.3 million pre-tax). As of December 31, 2006, all operations of the CMS business were either sold or ceased.

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

Hickson Organics Division

On August 11, 2003, the Company completed the sale of the Hickson organics operations in Castleford, England. The purchase price included two promissory notes aggregating £1.5 million and also subject to a post-closing working capital adjustment. The Company placed a valuation reserve against the two outstanding promissory notes. In 2005, the purchaser went into receivership and the Company recovered £1.7 million (approximately $2.9 million pre-tax) related to the two outstanding notes. The Company received the cash payment on July 19, 2005 for the principal and interest for these two outstanding notes and the gain has been reflected in Gain (Loss) on Sales of Discontinued Operations.

Balance Sheet

Assets held for sale and Liabilities associated with assets held for sale at December 31, 2006 are principally related to the performance urethanes business in Venezuela and consist of:

($ in millions)
Accounts receivable, net	$4.4
Inventories, net	7.8
Other current assets	1.7

Total assets held for sale	13.9
Short-term borrowings	0.9
Accounts payable and accrued liabilities	3.6

Total liabilities associated with assets held for sale	4.5

Net assets held for sale	$9.4

Income (Loss) From Discontinued Operations

Income (Loss) from Discontinued Operations until the date of the applicable sale for the years ended December 31, 2007, 2006 and 2005 include the following:

	Years Ended December 31,
($ in millions)	2007	2006	2005
Sales—performance urethanes Venezuelan business	$23.8	$31.8	$34.5
Sales—CMS	—	1.4	10.0

Total Sales	$23.8	$33.2	$44.5

Earnings before taxes—performance urethanes Venezuelan business	$1.3	$1.5	$—
Loss before interest and taxes—CMS	—	(1.0)	(1.4)
Tax expense	(0.4)	(0.4)	(0.2)

Income (Loss) from discontinued operations	$0.9	$0.1	$(1.6)

6.	Investments and Advances—Affiliated Companies at Equity

The Company’s investments and advances to affiliated companies at December 31, 2006 principally included its 49% investment in Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), which manufactures CCA-based and other wood preservatives, and is located in Australia. On July 5, 2007, the Company completed the acquisition of the remaining 51 percent share of KAWP. See Note 19 for more information.

The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 2007 was $0.3 million. During the years ended December 31, 2007, 2006 and 2005, distributions of $0.2 million, $0.2 million and $2.1 million respectively, were received from joint ventures.

7.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2007 and 2006 include the following:

	December 31,
($ in millions)	2007	2006
Land and improvements to land	$28.6	$27.6
Buildings and building equipment	108.2	103.0
Machinery and equipment	643.2	622.6
Leasehold improvements	11.0	10.4
Construction-in-progress	29.7	15.8

Property, plant and equipment	820.7	779.4
Less accumulated depreciation	(619.3)	(586.1)

Property, plant and equipment, net	$201.4	$193.3

Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $27.5 million, $26.0 million and $25.9 million in 2007, 2006 and 2005, respectively.

8.	Goodwill and Other Intangibles

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2005	$40.7	$84.7	$81.7	$207.1	$4.4	$211.5
Post acquisition adjustment	(8.2)	—	12.0	3.8	—	3.8
Impairment	—	—	(23.5)	(23.5)	—	(23.5)
Foreign exchange & other	6.3	0.3	4.5	11.1	—	11.1

Balance, December 31, 2006	38.8	85.0	74.7	198.5	4.4	202.9
Acquisitions	—	—	13.9	13.9	—	13.9
Foreign exchange & other	0.2	0.6	(10.8)	(10.0)	—	(10.0)

Balance, December 31, 2007	$39.0	$85.6	$77.8	$202.4	$4.4	$206.8

Included in foreign exchange and other in Wood Protection and Industrial Coatings is a decrease in goodwill of $12.7 million related to the recognition of a tax benefit due to the finalization of a tax examination.

On July 5, 2007, the Company completed the acquisition of the remaining 51 percent share of its Australian joint venture, KAWP, and preliminarily allocated the excess purchase price of $13.9 million to goodwill. See Note 19 for further discussion.

The post acquisition adjustments for the HTH water products business in 2006 reflect the finalization of purchase accounting for Nordesclor that resulted in $8.5 million of identifiable intangible assets being recorded during the fourth quarter of 2006 as well as the final contingent payment due to Avecia and a preliminary contingent payment related to the acquisition of Nordesclor (see Note 19 for more information). In addition, the post acquisition adjustments include related deferred tax entries.

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

Other Intangibles

The gross carrying amount and accumulated amortization for other intangible assets as of December 31, 2007 and 2006 are as follows:

	December 31, 2007			December 31, 2006
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	84.9	27.2	57.7	81.7	20.1	61.6
Toxicology database	18.0	4.6	13.4	17.8	3.4	14.4
Developed technology	16.4	3.5	12.9	15.4	2.3	13.1
Other	8.8	5.0	3.8	9.9	4.5	5.4

Total amortizable other Intangibles	128.3	40.5	87.8	125.0	30.5	94.5
Total non-amortizable other Intangibles—Trademarks	62.2	0.4	61.8	59.5	0.4	59.1

Total other intangibles	$190.5	$40.9	$149.6	$184.5	$30.9	$153.6

During 2006, the Company completed its purchase accounting related to the acquisition of Nordesclor and as a result recorded intangible assets of $8.5 million. These assets were reclassified from goodwill as the Company had originally recorded the excess purchase price to goodwill at the time of the acquisition. Of the $8.5 million acquired intangible assets, $2.5 million was assigned to trademarks which are not subject to amortization as they have indefinite lives. The remaining intangible assets include customer lists of $5.4 million (10-year life), developed technology of $0.5 million (15-year life) and a non-compete agreement of $0.1 million (14-year life).

Amortization

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $10.2 million, $8.9 million and $7.4 million, respectively. Estimated amortization expense is $10.6 million for the year ended December 31, 2008, $9.7 million for the year ended December 31, 2009, $9.6 million for the year ended December 31, 2010 and $9.4 million for the years ended December 31, 2011 and December 31, 2012.

9.	Other Assets

Included in other assets at December 31, 2007 and 2006 are the following:

	December 31,
($ in millions)	2007	2006
Deferred taxes (Note 14)	$60.5	$71.7
Other	14.8	10.3

Other assets	$75.3	$82.0

10.	Accrued Liabilities

Included in accrued liabilities at December 31, 2007 and 2006 are the following:

	December 31,
($ in millions)	2007	2006
Accrued compensation	$43.4	$19.2
Accrued litigation	4.5	4.0
Environmental reserves	1.2	1.0
Other	58.9	65.2

Accrued liabilities	$108.0	$89.4

11.	Debt

Included in short-term borrowings and long-term debt at December 31, 2007 and 2006 are the following:

	December 31,
($ in millions)	2007	2006
Unsecured senior notes	$62.0	$210.3
Senior revolving credit facility	115.0	—
Other borrowings	31.2	6.7

Total debt	208.2	217.0
Less: current portion of long-term debt	(0.3)	(149.0)
Less: short-term borrowings	(29.1)	(5.6)

Long-term debt	$178.8	$62.4

Senior Notes

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used its unsecured $350.0 million senior revolving credit facility to pay off the Series A notes in March 2007.

The Company’s Series B senior notes, which bear a fixed interest rate of 8.24%, contain a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and a debt to total capitalization ratio not to exceed 55%. In addition, the notes contain a fixed charge coverage ratio covenant of 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002. This limitation was $43.6 million at December 31, 2007.

Credit Facility

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. It replaced the Company’s $210.0 million senior revolving credit facility which was set to mature on June 20, 2006. The Company’s new credit facility contains a quarterly leverage ratio covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $69.5 million at December 31, 2007. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.100% at December 31, 2007). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There was $115.0 million of outstanding borrowings under the credit facility at December 31, 2007.

Other Borrowings

Other borrowings at December 31, 2007 partially consisted of $13.7 million of uncommitted lines of credit which bore interest at 5.1% and matured in January 2008. Additionally, other borrowings at December 31, 2007 included $17.5 million of borrowings under international credit facilities. Such credit facilities have interest rates ranging from 5% to 15%.

At December 31, 2007, the Company had $37.1 million of outstanding letters of credit and $2.3 million of outstanding letters of guarantee.

Fair Value of Long-term Debt

The fair value of the Company’s long-term debt at December 31, 2007 was approximately $180.7 million. The fair value of the Company’s short-term debt at December 31, 2007 approximated the book value of $29.4 million due to the floating interest rate terms and the short maturity of the instruments.

12.	Other Liabilities

Included in other non-current liabilities at December 31, 2007 and 2006 are the following:

	December 31,
($ in millions)	2007	2006
Pensions and other postretirement employee benefit obligations (Note 15)	$137.6	$234.6
Deferred long-term incentive compensation	19.4	19.8
Deferred tax liability (Note 14)	14.5	16.1
Environmental reserves (Note 20)	5.3	5.1
Unrecognized tax benefits (Note 1 and Note 14)	10.9	—
Other	16.4	14.8

Other liabilities	$204.1	$290.4

13.	Derivative Financial Instruments

Foreign Currency

The Company uses foreign currency forward sale and purchase contracts and currency options as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally the British pound, Canadian dollar, Euro and Japanese yen). Most of the Company’s currency derivatives expire within one year. During 2007 and 2006, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges under the criteria of SFAS 133. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

During 2007 and 2006, the Company recorded net gains (losses) of $(0.5) million and $0.8 million, respectively in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges of which, $(0.3) million and $0.2 million, respectively, were subsequently reclassified into current earnings during the year. The Company records expense in Selling and Administration expense related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

At December 31, 2007, the Company had no outstanding forward contracts to sell or buy foreign currencies. At December 31, 2006, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $16.5 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $11.4 million. The fair value of these forward contracts was included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheet.

The counterparties to the Company’s forwards contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

Foreign currency exchange (gains) losses, net of taxes, were ($0.1) million in 2007, $2.5 million in 2006 and $0.5 million in 2005.

Debt and Interest

In April 2002, the Company entered into interest rate swap agreements under which the Company swapped the 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based on six-month LIBOR plus 3.045%. The counter parties to these agreements were major financial institutions. The agreements expired in March 2007. The Company had designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. In May 2003, the Company terminated these interest rate swap agreements and received cash proceeds of $7.1 million. The Company utilized the proceeds to pay down debt. In accordance with SFAS 133, the basis adjustment of $7.1 million was recorded as an increase to the carrying amount of the senior notes and was amortized as a reduction of interest expense over the remaining life of the senior notes (through March 2007) using the effective-interest yield method ($0.5 million as of December 31, 2006).

Simultaneous with the termination of the interest rate swap agreements, the Company entered into new interest rate swap agreements, under which it swapped its 7.94% fixed interest rate on $80.0 million principal amount of unsecured senior notes for floating rate interest based upon six-month LIBOR plus 5.4539%. The counter parties to these agreements, which expired in March 2007, were major financial institutions. The Company had designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of its fixed rate borrowings under SFAS 133. Accordingly, the swap agreements were recorded at their fair market value of $1.2 million as of December 31, 2006 and were included in Accrued Liabilities on the accompanying Consolidated Balance Sheet, with a corresponding decrease in the carrying amount of the related debt. No gain or loss was recorded as the contracts met the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness.

14.	Income Taxes

Components of Pretax Income from Continuing Operations

	Years Ended December 31,
($ in millions)	2007	2006	2005
Domestic	$77.5	$39.3	$35.4
Foreign	8.6	(6.6)	24.2

Pretax income	$86.1	$32.7	$59.6

Components of Income Tax Expense from Continuing Operations

	Years Ended December 31,
($ in millions)	2007	2006	2005
Currently payable:
Federal	$14.1	$1.7	$0.2
State	2.6	0.7	2.4
Foreign	11.9	6.3	9.1
Deferred	8.2	9.9	8.1

Income tax expense	$36.8	$18.6	$19.8

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

Effective Tax Rate Reconciliation

	Years Ended December 31,
	2007	2006	2005
Income tax provision (benefit) at U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign effective tax rate differential	(0.3)	2.3	(0.8)
State income taxes, net	4.3	1.9	3.9
Additional tax provision on foreign income	1.6	6.2	7.4
Brazil tax holiday	(2.1)	(5.7)	—
Research and development credit	(0.5)	(0.8)	(1.7)
Tax benefit from U.K. financing	(2.9)	(3.6)	(7.4)
Tax benefit from foreign export sales	—	(3.8)	(2.8)
Non-deductible goodwill impairment and restructuring charges	2.8	25.2	—
Enacted tax rate change	1.1	—	—
Other, net	3.7	0.2	(0.4)

Effective tax rate	42.7%	56.9%	33.2%

Components of Deferred Tax Assets and Liabilities

	Years Ended December 31,
($ in millions)	2007	2006
Deferred tax assets:
Postretirement benefits	$0.5	$11.1
Certain accrued expenses and non-current liabilities	41.7	35.5
Net operating losses and other carryforwards	47.6	45.1
Pension liability adjustments	53.6	74.2
Property, plant and equipment	3.2	—
Other miscellaneous items	1.6	4.6
Valuation allowance	(42.3)	(41.2)

Total deferred tax assets	105.9	129.3

Deferred tax liabilities:
Property, plant and equipment	—	17.1
Goodwill and other intangibles	26.9	25.3
Other miscellaneous items	14.2	11.6

Total deferred tax liabilities	41.1	54.0

Net deferred tax asset	$64.8	$75.3

	Years Ended December 31,
($ in millions)	2007	2006
Deferred tax asset—current	$18.9	$19.8
Deferred tax asset—non-current	60.5	71.7
Deferred tax liability—current	(0.1)	(0.1)
Deferred tax liability—non-current	(14.5)	(16.1)

Net deferred tax asset	$64.8	$75.3

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits at the beginning and end of 2007:

($ in millions)	Year Ended December 31, 2007
Beginning balance, January 1, 2007	$22.5
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(13.3)
Additions based on tax positions related to the current year	1.3
Lapse of statute of limitations	(0.3)
Cumulative translation adjustment	0.3

Ending balance, December 31, 2007	$10.9

The principal reason for the reduction for tax positions of prior years was the recognition of $12.7 million of tax benefits, after the Company finalized an examination in a foreign jurisdiction. As a result of the recognition of the tax benefits goodwill was decreased (see Note 8).

The remaining $10.9 million of unrecognized tax benefits will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $0.2 million of the remaining $10.9 million of unrecognized tax benefits prior to December 31, 2008 upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. During 2007, the total amount of interest and penalties recognized in accordance with FIN 48 as a component of income tax expense is $0.4 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. The tax years 1999-2006 remain subject to examination in the U.S. which is the major taxing jurisdiction where the Company is subject to tax. The period of IRS assessment from the 1999 through 2002 tax years, which would have normally expired under the statute of limitations, remains open to examination and adjustment by the IRS only to the extent of the carryforwards generated in those years. The tax years 2004 through 2006 and 2003 through 2006 remain open to examination in the U.K. and Italy, respectively, which are major taxing jurisdictions where the Company is subject to foreign taxes.

The valuation allowance of $42.3 million, relates to state net operating losses and tax credits, net operating losses and certain tax assets and other carryforwards of foreign entities for which management believes are not more likely than not to be realized. The portion of the valuation allowance which if subsequently recognized will be applied to reduce goodwill or other noncurrent intangible assets is approximately $11.7 million. Included in income tax expense in 2007 is a $1.1 million increase to the Company’s valuation allowance that was primarily established for net operating loss carryforwards and capital loss carryforwards in the United Kingdom that we do not expect to use as the Company does not believe that it is more likely than not that the deferred tax assets will be realized.

A full valuation allowance has not been established because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Taxable income is expected to be sufficient to recover the net benefit within the period in which these remaining differences are expected to reverse.

The Company has net deferred tax assets of $4.0 million related to state and foreign net operating loss carryforwards with a significant portion of these carryforwards expiring between 2015 and 2026.

The Company’s effective tax rate was reduced in 2007 and 2006 by a regional tax holiday granted to the former Nordesclor business that the Company acquired at the end of 2005. The holiday will reduce its Brazilian corporate income tax by 75% through 2014 for certain of the Company’s earnings in Brazil.

During 2007, the Company’s effective tax rate was impacted by enactment of legislation that reduced the corporate income tax rates in the United Kingdom and Italy. The net impact on the Company’s income tax provision on income from continuing operations was an increase of approximately $1.0 million. The effect of the United Kingdom and Italy rate changes is expected to reduce the Company’s effective income tax rate in the future.

The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2007, the Company’s share of cumulative undistributed earnings of foreign subsidiaries was approximately $189 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries, except for its Canadian subsidiaries, since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

15.	Employee Benefit Plans

Pension Plans and Retirement Benefits

The Company provides a defined benefit pension plan covering most U.S. employees. The Company also maintains two nonqualified supplemental pension plans. These plans were established to provide additional retirement benefits for certain key employees. The assets of the Arch plan consist primarily of investments in commingled funds administered by independent investment advisors. The Company’s policy, in general, is to fund, at a minimum, amounts as are necessary on an actuarial basis to provide assets sufficient to meet the benefits to be paid to plan members in accordance with the requirements of the Employee Retirement Income Security Act of 1974.

The Company also provides a retiree medical and death benefits plan that covers most domestic employees. The Company is liable for the payment of all retiree medical and death benefits earned by Company employees prior to and following the Distribution who retire after the Distribution. This Arch plan is an unfunded plan.

The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations, fair value of plan assets and funded status of the Arch retirement plans.

	Pension Benefits		Other Postretirement Benefits
($ in millions)	2007	2006	2007	2006
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$272.2	$260.8	$16.0	$16.1
Service cost (benefits earned during the period)	7.1	7.3	0.5	0.5
Interest cost on the projected benefit obligation	16.2	15.2	0.9	0.9
Plan amendments	—	2.0	(0.4)	—
Actuarial gain	(18.3)	(4.0)	(0.7)	—
Benefits paid	(9.5)	(9.1)	(1.2)	(1.5)
Curtailment	0.3	—	—	—

Projected benefit obligation at end of year	$268.0	$272.2	$15.1	$16.0

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$185.4	$169.1	$—	$—
Employer contributions	44.0	5.5	1.2	1.5
Benefits paid	(9.5)	(9.1)	(1.2)	(1.5)
Actual return on plan assets (net of expenses)	11.8	19.9	—	—

Fair value of plan assets at end of year	$231.7	$185.4	$—	$—

Funded Status	$(36.3)	$(86.8)	$(15.1)	$(16.0)

Items not yet Recognized as a Component of Net Periodic Pension Cost:
Net loss	$51.6	$71.1	$3.2	$4.3
Prior service credit	(0.2)	(0.3)	(1.0)	(0.9)

Total	$51.4	$70.8	$2.2	$3.4

Amounts Recognized in the Statement of Financial Position Consist of:
Total accrued benefit cost (Accrued Liabilities)	$(0.6)	$(0.5)	$(1.6)	$(1.6)
Total non-current benefit costs (Other Liabilities)	(35.7)	(86.3)	(13.5)	(14.4)

The following information is required to be separately disclosed for pension plans with an accumulated benefit obligation in excess of plan assets. The Company’s qualified pension plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2006. The Company’s nonqualified pension plan is unfunded.

	Qualified Pension Plan		Nonqualified Pension Plan
($ in millions)	2007	2006	2007	2006
Accumulated benefit obligation	$224.5	$225.8	$22.2	$22.9
Projected benefit obligation	245.1	247.4	22.9	24.8
Fair value of plan assets	231.7	185.4	—	—

A Plan amendment in 2006 was for amendments made to the Company’s collective bargaining employee agreements at the Lake Charles, Brandenburg and Conley locations.

Although not required, it is the Company’s current intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds under the new pension legislation. The plan funding requirements are dependent on several factors, including the discount rate and investment returns.

Contributions to the U.S. pension plans through 2011 are expected to be in the annual range of $5 million to $10 million. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2008 is expected to be comparable to 2007.

Benefit costs presented below were determined based on actuarial methods and include the following components:

	Pension Benefits			Other Postretirement Benefits
($ in millions)	2007	2006	2005	2007	2006	2005
Net Periodic Benefit Expense:
Service cost including expenses (benefits earned during the period)	$7.6	$7.7	$6.9	$0.5	$0.5	$0.5
Interest cost on the projected benefit obligation	16.2	15.2	14.0	0.9	0.9	1.0
Expected return on plan assets	(16.1)	(14.6)	(13.6)	—	—	—
Amortization of prior service cost	—	—	0.2	(0.3)	(0.2)	(0.1)
Curtailment loss	0.3	—	—	—	—	—
Recognized actuarial loss	4.9	5.8	3.7	0.3	0.4	0.3

Net periodic benefit cost	$12.9	$14.1	$11.2	$1.4	$1.6	$1.7

The 2007 curtailment loss for the pension plan is included as a component of Restructuring expense in the accompanying Consolidated Statement of Income.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit expense during the next fiscal year are as follows:

($ in millions)	Pension Benefits	Other Postretirement Benefits
Prior service credit	$—	$(0.2)
Net loss	2.1	0.2

The weighted average assumptions used to determine the benefit obligation for the pension and the postretirement plans at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Weighted Average Rate Assumptions:
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of compensation increase	4.60%	4.60%	—	—

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted Average Rate Assumptions:
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Rate of compensation increase	4.60%	4.60%	4.20%	—	—	—
Long-term rate of return on assets	8.50%	8.50%	8.50%	—	—	—

For 2007, the Company’s expected long-term rate of return on assets assumption was 8.50%. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

The Company’s pension plan asset allocation at December 31, 2007 and 2006 were:

	Pension Benefits
	2007	2006
Asset Category:
Equities	70%	71%
Fixed Income	30%	29%

Total	100%	100%

The Company’s target allocation of the pension plan assets is 70% in equities and 30% fixed income. The Company’s investment strategy includes meeting the plan objectives, generating competitive investment returns and investing in a diversified portfolio consisting of an array of asset classes that attempt to maximize returns while minimizing volatility. These asset classes currently include U.S. equities, non-U.S. equities, fixed income and in the future may include other asset classes including real estate.

The following table represents the benefits expected to be paid for the Arch retirement plans:

($ in millions)	Pension Benefits	Other Postretirement Benefits
2008	$15.5	$1.6
2009	11.8	1.6
2010	12.4	1.6
2011	13.4	1.6
2012	14.9	1.6
Years 2013 to 2017	94.2	7.8

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007 and include estimated future employee service.

The annual measurement date is December 31 for the pension benefits and other postretirement benefits. For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans and pre-65 HMO plans was 9.50% in 2007 and 2006 decreasing to an ultimate trend rate of 4.5% in 2014. For non-bargained participants, Arch’s subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.

The assumed health care cost trend rate assumptions can have a significant impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have the following effects at December 31, 2007:

	One Percentage Point
($ in millions)	Increase	Decrease
Effect on the net periodic postretirement benefit costs	$—	$—
Effect on the postretirement benefit obligation	0.1	(0.1)

As part of the acquisition of Hickson, the Company acquired the liability for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan. The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Hickson U.K. and the Hickson U.K. Senior Executive retirement plan for the years ended December 31, 2007 and 2006.

	Pension Benefits
($ in millions)	2007	2006
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$432.1	$345.3
Service cost (benefits earned during the period)	2.1	1.1
Interest cost on the projected benefit obligation	22.6	21.3
Participant contributions	0.3	0.3
Actuarial (gain)loss	(34.4)	40.7
Benefits paid	(20.0)	(24.4)
Foreign exchange impact	5.6	47.8

Projected benefit obligation at end of year	$408.3	$432.1

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$313.4	$268.7
Employer contributions	19.6	13.4
Benefits paid	(20.0)	(24.4)
Participant contributions	0.3	0.3
Actual return on plan assets (net of expenses)	14.2	19.2
Foreign exchange impact	4.0	36.2

Fair value of plan assets at end of year	$331.5	$313.4

Funded Status	$(76.8)	$(118.7)
Items not yet Recognized as a Component of Net Periodic Pension Cost:
Net loss	$115.2	$147.3

Amounts Recognized in the Statement of Financial Position Consist of:
Total non-current benefit costs (Other Liabilities)	$(76.8)	$(118.7)

The following information is required to be separately disclosed for pension plans with an accumulated benefit obligation in excess of plan assets. The Company’s Hickson U.K. and the Hickson U.K. Senior Executive plans have an accumulated benefit obligation in excess of plan assets as of December 31, 2007 and 2006.

	Hickson U.K. Plan		Hickson U.K. Senior Executive Plan
($ in millions)	2007	2006	2007	2006
Accumulated benefit obligation	$390.9	$415.6	$14.1	$14.3
Projected benefit obligation	394.2	417.8	14.1	14.3
Fair value of plan assets	319.5	302.3	12.0	11.1

The weighted average assumptions used to determine the benefit obligation for the U.K. pension plans at December 31 were:

	Pension Benefits
	2007	2006
Weighted Average Rate Assumptions:
Discount rate	6.00%	5.25%
Rate of compensation increase	4.50%	4.15%

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	Pension Benefits
	2007	2006	2005
Weighted Average Rate Assumptions:
Discount rate	5.25%	5.00%	5.50%
Rate of compensation increase	4.15%	4.05%	4.00%
Long-term rate of return on assets	6.50%	6.50%	6.75%

For 2007 and 2006, the Company’s expected long-term rate of return on assets assumption was 6.75%, which was reduced by 0.25% to allow for administration expenses, which have been removed from the service cost. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

Benefit costs presented below were determined based on actuarial methods and include the following components:

($ in millions)	2007	2006	2005
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.1	$1.1	$0.6
Interest cost on the projected benefit obligation	22.6	21.3	17.7
Expected return on plan assets	(19.6)	(17.0)	(17.1)
Recognized actuarial loss	5.1	6.1	4.1

Net periodic benefit cost	$10.2	$11.5	$5.3

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. Cash funding and pension expense in 2008 is expected to be comparable to 2007.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit expense during the next fiscal year are as follows:

($ in millions)	Pension Benefits
Net loss	$3.4

The Company’s U.K. pension plan asset allocation at December 31, 2007 and 2006 were:

	Hickson U.K. Pension Plan		Hickson U.K. Senior Executive Plan
	2007	2006	2007	2006
Asset Category:
Equities	42%	45%	31%	32%
Fixed Income	58%	55%	69%	68%

Total	100%	100%	100%	100%

The target allocation for the pension plan assets is 43% in equities and 57% fixed income for the Hickson U.K. plan and 32% in equities and 68% fixed income for the Hickson U.K. Senior Executive plan. The investment strategy for the plans includes meeting the plan objectives, generating competitive investment returns and investing in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes currently include a mix of U.K. and non-U.K. equities and bonds.

The following table represents the benefits expected to be paid for the Hickson U.K. retirement plans:

(£ in millions)	Pension Benefits
2008	£8.3
2009	8.6
2010	9.1
2011	9.1
2012	9.4
Years 2013 to 2017	53.5

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007 and include the impact of estimated future employee service.

As part of the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company acquired certain liabilities for prior service associated with its U.K. defined benefit pension plan. Subsequent to the acquisition, a defined contribution plan was established for the transferred employees and no further future service benefit will be accrued in the defined benefit plan. As of December 31, 2007 and 2006, respectively, the projected benefit obligation of the plan was £13.8 million ($27.3 million) and £13.9 million ($27.2 million), the accumulated benefit obligation was £8.7 million ($17.2 million) and £8.7 million ($17.2 million), net assets of £11.6 million ($22.9 million) and £10.2 million ($20.0 million) and the accrued benefit was £2.2 million ($4.4 million) and £3.6 million ($7.1 million). The assumptions for the valuation are consistent with that of the Company’s other U.K. plans. During 2007, the Company incurred £0.2 million ($0.5 million) and during 2006 and 2005, the Company incurred £0.3 million ($0.6 million) of net periodic benefit cost related to this plan.

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

The Rabbi Trust assets are invested in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, which generally are expected to generate returns consistent with those credited to the participants. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity ($2.4 million at December 31, 2007 and 2006), with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration in the Company’s Consolidated Statements of Income. The other assets of the Rabbi Trust are reported at fair market value in Other Assets in the Consolidated Balance Sheets ($9.3 million and $7.2 million at December 31, 2007 and 2006, respectively). The deferred compensation liability in Other Liabilities in the Consolidated Balance Sheets reflects the fair market value of the plan participants’ compensation deferrals ($12.9 million and $10.3 million at December 31, 2007 and 2006, respectively). Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income.

Contributing Employee Ownership Plan

Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan (“Arch CEOP”) which is a defined contribution plan available to all domestic employees. As of that date, the Company ended its participation in the Olin Corporation Contributing Employee Ownership Plan (“Olin CEOP”) and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under the Arch CEOP has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $3.8 million, $3.3 million and $3.7 million in 2007, 2006 and 2005, respectively.

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

At December 31, 2007, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

The following table summarizes stock option activity during 2007, 2006 and 2005 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Prices
Balance, December 31, 2004	2,003	$24.60	$16.53 – 31.92
Options exercised	110	20.27	17.38 – 28.98
Options cancelled or forfeited	20	29.58	20.16 – 31.92

Balance, December 31, 2005	1,873	24.80	16.53 – 31.92

Options exercised	492	27.24	17.38 – 31.92
Options cancelled or forfeited	224	28.84	17.38 – 31.92

Balance, December 31, 2006	1,157	22.99	16.53 – 31.92

Options exercised	657	24.43	16.53 – 31.92
Options cancelled or forfeited	13	28.33	17.38 – 28.58

Balance, December 31, 2007	487	$20.91	$17.38 – 31.92

At December 31, 2007 and 2006, options covering 486,972 and 1,157,467 shares, respectively, were exercisable at weighted average exercise prices of $20.91 and $22.99, respectively. The average remaining contractual life was approximately two years.

The following table summarizes information about stock options outstanding at December 31, 2007 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 – $23.00	430	3 years	$19.45
$31.92	57	1 month	$31.92

	487

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2007 was $8.6 million.

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

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock, at each financial statement date until the award is settled. Total compensation expense of $12.3 million, $6.3 million and $4.4 million was recognized for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there was $6.5 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the year ended December 31, 2007 (number of awards in thousands):

Performance Awards
Balance, December 31, 2006	659
Awarded	260
Paid out	—
Cancelled or forfeited	76

Balance, December 31, 2007	843

At December 31, 2007 the closing stock price was $36.75. Of the 843,000 performance awards outstanding at December 31, 2007, approximately 480,000 vested and will be paid out in the first quarter of 2008, as the Company met the performance targets in 2007.

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

At December 31, 2007, the Company has reserved 1,058,795 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

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

Retained Earnings

Retained earnings as of December 31, 2007 and 2006 include earnings (losses) since the Distribution.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Change in Fair Market Value of Derivative Contracts	Accumulated Other Comprehensive Loss
($ in millions)
Balance at December 31, 2004	$7.9	$(104.3)	$(0.2)	$(96.6)
2005 activity	(20.5)	(0.1)	—	(20.6)

Balance at December 31, 2005	(12.6)	(104.4)	(0.2)	(117.2)
2006 activity	40.0	(47.8)	1.0	(6.8)

Balance at December 31, 2006	27.4	(152.2)	0.8	(124.0)
2007 activity	38.2	37.7	(0.8)	75.1

Balance at December 31, 2007	$65.6	$(114.5)	$—	$(48.9)

Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
($ in millions)	2007	2006
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$0.8	$(0.2)
Net gain (loss) on cash flow hedges	(0.5)	0.8
Reclassification into earnings	(0.3)	0.2

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$—	$0.8

18.	Segment Reporting

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

Segment results for the three years ended December 31 were as follows:

($ in millions)	2007	2006	2005
Sales:
Treatment Products:
HTH Water Products	$482.8	$496.6	$433.1
Personal Care and Industrial Biocides	321.0	288.7	272.7
Wood Protection and Industrial Coatings	449.1	382.1	358.4

Total Treatment Products	1,252.9	1,167.4	1,064.2
Performance Products:
Performance Urethanes	216.8	212.3	187.5
Hydrazine	17.9	23.2	18.9

Total Performance Products	234.7	235.5	206.4

Total Sales	$1,487.6	$1,402.9	$1,270.6

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$64.7	$43.0	$11.2
Personal Care and Industrial Biocides	54.2	46.7	45.6
Wood Protection and Industrial Coatings	13.9	1.8	16.6

Total Treatment Products	132.8	91.5	73.4
Performance Products:
Performance Urethanes	11.9	16.8	19.6
Hydrazine	13.5	2.8	(0.8)

Total Performance Products	25.4	19.6	18.8
Corporate Unallocated	(42.4)	(34.6)	(12.2)

Total Segment Operating Income, including Equity Income in
Affiliated Companies	115.8	76.5	80.0
Restructuring Expense	(8.5)	—	—
Impairment Expense	(7.9)	(23.5)	(0.9)
Equity in Earnings of Affiliated Companies	(0.5)	(0.8)	(13.1)

Total Operating Income	98.9	52.2	66.0
Interest expense, net	(13.3)	(20.3)	(19.5)

Total Income from Continuing Operations before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	$85.6	$31.9	$46.5

Equity Income (Loss) in Affiliated Companies:
Treatment Products:
HTH Water Products	$—	$—	$2.6
Wood Protection and Industrial Coatings	0.5	0.8	(0.2)

Total Treatment Products	0.5	0.8	2.4
General Corporate Unallocated	—	—	10.7

Total Equity Income in Affiliated Companies	$0.5	$0.8	$13.1

($ in millions)	2007	2006	2005
Depreciation Expense:
Treatment Products:
HTH Water Products	$10.6	$11.4	$12.4
Personal Care and Industrial Biocides	10.3	10.9	12.0
Wood Protection and Industrial Coatings	7.6	6.5	6.6

Total Treatment Products	28.5	28.8	31.0
Performance Products:
Performance Urethanes	4.1	4.3	5.0
Hydrazine	2.2	2.3	3.2

Total Performance Products	6.3	6.6	8.2

Total Depreciation Expense	$34.8	$35.4	$39.2

Amortization Expense:
Treatment Products:
HTH Water Products	$1.4	$0.8	$0.6
Personal Care and Industrial Biocides	6.2	5.8	4.8
Wood Protection and Industrial Coatings	2.4	2.1	1.8

Total Treatment Products	10.0	8.7	7.2
Performance Products	0.2	0.2	0.2

Total Amortization Expense	$10.2	$8.9	$7.4

Capital Spending:
Treatment Products:
HTH Water Products	$8.2	$8.7	$4.9
Personal Care and Industrial Biocides	19.8	8.2	6.3
Wood Protection and Industrial Coatings	10.0	5.6	4.7

Total Treatment Products	38.0	22.5	15.9
Performance Products:
Performance Urethanes	3.3	3.5	2.4
Hydrazine	0.3	0.7	—

Performance Products	3.6	4.2	2.4

Total Capital Spending	$41.6	$26.7	$18.3

Total Assets:
Treatment Products:
HTH Water Products	$270.6	$272.0	$243.2
Personal Care and Industrial Biocides	336.7	322.1	283.3
Wood Protection and Industrial Coatings	378.2	312.7	303.0

Total Treatment Products	985.5	906.8	829.5
Performance Products:
Performance Urethanes	77.3	74.2	63.2
Hydrazine	11.1	10.7	12.9

Total Performance Products	88.4	84.9	76.1
Other	120.3	157.9	163.2

Total Assets	$1,194.2	$1,149.6	$1,068.8

Investment & Advances—Affiliated Companies at Equity:
Treatment Products:
Wood Protection and Industrial Coatings	$1.9	$6.8	$5.7

Total Investment & Advances—Affiliated Companies at Equity	$1.9	$6.8	$5.7

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense, if any. Included in the results of Corporate Unallocated is equity income of the Planar Solutions joint venture through November 2005, the date of its sale, and includes the gain on sale of the joint venture of $10.2 million. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and losses that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for 2007 is a gain of $12.8 million related to the completion of a U.S. Government contract. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results. Cost of Goods Sold for 2007 includes a $0.4 million charge related to the disposal of inventory resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule. This charge has been excluded from the operating income of Personal Care and Industrial Biocides in the table above and the charge has been included in restructuring expense. Included in the HTH water products business is a benefit of approximately $14 million and included in corporate unallocated is an expense of approximately $3 million related to the favorable antidumping duty ruling.

Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, certain deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by reportable business unit substantially represent sales for the major product lines of the Company.

Geographic area information for the periods ended December 31, were as follows:

($ in millions)	2007	2006	2005
Sales
United States	$726.8	$723.1	$667.0

Europe, Africa and the Middle East	466.6	423.9	403.2
Latin America and Canada	160.2	151.5	100.6
Pacific Rim	134.0	104.4	99.8

Total Foreign Sales	760.8	679.8	603.6

Total Sales	$1,487.6	$1,402.9	$1,270.6

Long-lived Assets (excludes Goodwill)
United States	$172.9	$189.4	$182.5

Italy	52.5	48.7	49.8
England	136.8	145.4	128.1
Europe (remaining), Africa and the Middle East	19.9	18.6	16.1
Latin America and Canada	22.0	19.6	11.3
Pacific Rim	24.1	14.0	10.0

Total Foreign Long-lived Assets	255.3	246.3	215.3

Total Long-lived Assets	$428.2	$435.7	$397.8

Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $119.0 million, $119.9 million and $98.9 million in 2007, 2006 and 2005, respectively.

19.	Acquisitions

KAWP

On July 5, 2007, the Company completed the acquisition of the remaining 51 percent share of its Australian joint venture, KAWP. KAWP produces and markets a full line of wood preservative products tailored for the wood processing and forestry industries in Australia, New Zealand, South Africa, Asia and the Pacific Islands.

The purchase price was $19.0 million, consisting of a cash payment of $15.5 million and the assumption of 51 percent of the joint venture net debt of $6.8 million. Additionally, the purchase agreement included a working capital adjustment. The purchase price, net of the working capital adjustment, was paid during 2007. The acquisition was financed from available cash. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary and subject to refinement.

Annual sales for KAWP for the years ended December 31, 2007, 2006 and 2005 were $62.2 million, $54.1 million, and $54.7 million, respectively. Net income (loss) for the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $1.2 million, and $(0.9) million, respectively. Prior to the acquisition, the Company recorded its proportionate share of the results of operations of this joint venture as a component of Equity in Earnings of Affiliated Companies in the Consolidated Income Statement. As of July 5, 2007, the Company has consolidated the balance sheet and effectively eliminated the investment of the affiliated company from its consolidated balance sheet. The preliminary supplemental cash flow information, which includes the final working capital adjustment, on the business acquired is as follows:

($ in millions)
Working Capital (including cash)	$11.9
Property, plant and equipment, net	3.3
Goodwill.	13.9
Non-Current Assets and Liabilities (including debt).	(8.0)
Investment & Advances—Affiliated Companies at Equity.	(5.6)

Cash paid, net of cash received	$15.5

Nordesclor

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its HTH water products joint venture, Nordesclor. The total purchase price, net of cash received, was $16.8 million, inclusive of expenses paid and a working capital adjustment, which was paid in 2006. The purchase price is further subject to a contingent payment of up to $2.0 million in cash based on cumulative earnings over the next year. During 2007, the Company made the first installment of the contingent payment of $0.3 million. An additional contingent payment will be made in 2008. The acquisition was financed through local borrowings and available cash.

Annual sales for Nordesclor for the year ended December 31, 2005 was $30.4 million. Net income for Nordesclor for the year ended December 31, 2005 was $5.2 million. In 2005, the Company recorded its proportionate share of the results of operations of the Nordesclor joint venture as a component of Equity in Earnings of Affiliated Companies in the Consolidated Income Statement. As of December 31, 2005, the Company has consolidated the balance sheet and effectively eliminated the Investment of the Affiliated Company from its Consolidated Balance Sheet. The preliminary supplemental cash flow information, which includes the final working capital adjustment, on the business acquired is as follows:

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

Avecia

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The results of these operations have been included in the Company’s consolidated financial statements since that date. The total purchase price, net of cash acquired, was approximately $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The payment consisted of cash and 669,750 shares of Arch common stock which was valued at $15.7 million. The fair value of the common stock issued was determined based on the average market price of Arch’s common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced, including a discount due to the fact that the shares contained certain restrictions that limit their immediate marketability. The purchase price was further subject to contingent payments of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. Since the acquisition, the Company has accrued $5.0 million with a corresponding increase to goodwill, all but $0.9 million has been paid as of December 31, 2007. In addition, the purchase price was subject to adjustment if the unfunded pension liability in the U.K. pension plan was determined to be less than $10.0 million, in which case the purchase price was adjusted upwards by the difference between $10.0 million and the unfunded liability, with the consideration split equally between contingent cash payments and up to 223,250 additional shares of Arch common stock. Based upon the final determination, the share consideration component of this adjustment was 74,788 shares of common stock, which was issued in January 2005 with a value of $1.7 million. The contingent cash payments of $1.0 million were earned based upon cumulative global net sales of certain products through 2005. Since the acquisition, the Company has accrued $1.0 million with a corresponding increase to goodwill, all of which has been paid. The acquisition was financed principally from borrowings under the Company’s revolving credit facility.

20.	Commitments and Contingencies

Leases

The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties may contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $15.8 million in 2007, $15.3 million in 2006 and $15.2 million in 2005 (sublease income and contingent rent expense is not significant).

Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2007 are as follows: $9.5 million in 2008; $8.2 million in 2009; $5.7 million in 2010; $4.8 million in 2011; $2.7 million in 2012 and $4.3 million thereafter.

Litigation

In May 2005, the U.S. Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. In the fourth quarter of 2007, the DOC determined that the rate should be reduced to approximately 18%. The final determination of the rate was subsequently revised to 20% as a result of clerical errors. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to the ruling are expected to be approximately $7 million. Notices of appeal have been filed contesting the DOC’s determination, which may delay the refund the Company is expecting to receive in 2008.

The Company has begun paying cash deposits for future imports at the published rate. Based upon the expected level of purchases of chlorinated isos from China, the Company estimates an annual ongoing pre-tax benefit of approximately $4 to $7 million, beginning in 2008. Furthermore, at the request of the Company’s supplier, the DOC has initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The Company expects the DOC to issue its final determination for this review period in the fourth quarter of 2008. Assuming a duty rate consistent with the 2007 ruling, the Company would expect to recognize a net pre-tax benefit of approximately $8 million in the fourth quarter of 2008.

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In 2006, the suit was settled with the NZCC for the payment of NZ$3.7 million ($2.2 million). In a similar investigation, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”) was granted immunity for cartel conduct under a leniency program from the Australian Competition and Consumer Commission (“ACCC”) in 2005 subject to certain conditions. In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, KAIP, certain officers and employees thereof, and several other companies and individuals unrelated to the Company. The complaint alleges, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. It seeks NZ$4.9 million (approximately $3.8 million) in damages plus unspecified punitive damages. These claims, if successful, could have a material adverse effect on KANZ’s and KAIP’s business, financial condition, cash flows and results of operations. Additionally, other companies may bring claims similar to these against KANZ and KAIP in the future.

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

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent and was awarded €0.2 million (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €0.2 million (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer. AWP and the manufacturer are appealing the case. Plaintiff claims its damages to be approximately €7.8 million (approximately $11.4 million) and AWP asserts that if there were patent infringement, its share of any damages should be less than €1.0 million (approximately $1.5 million). AWP intends to vigorously defend itself against the plaintiff and, if necessary, may bring claims against the manufacturer.

The Company (along with its primary Comprehensive General Liability insurer) is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by the Company for application to interior woodwork on approximately 5,200 of plaintiff’s boats was defective in that, under certain conditions, the varnish will bubble and peel. Currently, the plaintiff claims that about 400 boats have manifested the problem, and that it has expended €3.4 million (approximately $4.9 million) to repair those boats. At December 31, 2007 the Company had €0.5 million (approximately $0.7 million) accrued for this matter.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.8 million accrued for the remaining open tax year. As of December 31, 2007, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

There are fewer than ten CCA-related personal injury lawsuits in which the Company and/or one or more of the Company’s subsidiaries is named a defendant. Individuals in these lawsuits allege injury occurred as a result of exposure to CCA-treated wood. The Company has no CCA-related purported class action lawsuits pending against it, those lawsuits having been dismissed or otherwise resolved in prior years. The Company does not believe the resolution of these pending cases is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

The Company is being sued by the current owner of a former Hickson site in Italy for environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.2 million) for the remediation of the site. The Company believes that all necessary remediation work had been completed based on conditions identified at the site prior to the sale and has no other performance obligations to the current owner. The matter is currently within the Italian court system. The Company is working with the local authorities to determine the necessary steps forward to complete any necessary remediation. The Company has recorded a liability for investigation and remedial work to be completed in 2008.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.7 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor (Note 19), our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and in January 2008 the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. Those matters that are probable have been accrued for in the accompanying Consolidated Financial Statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

Environmental

Olin and the Company have entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisition of Hickson and KAWP, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites. All of the Hickson environmental exposures have been accrued for in the accompanying consolidated financial statements. The Company is in the process of evaluating the pre-acquisition environmental exposures related to KAWP and we do not expect them to be material.

In connection with the disposition of the majority of the microelectronic materials business on November 30, 2004, the Company provided indemnification for potential environmental liabilities. For identified environmental liabilities as of the transaction date, there is no limit to the liability retained by the Company. The Company estimates such potential liability to be less than $1.0 million, although none have been identified. For other pre-closing environmental liabilities the purchaser will be liable for the first $3.0 million of any such liabilities and the parties will share equally the next $6.0 million of any such liabilities with the Company’s total exposure thus limited to $3.0 million over a five-year period from the closing date.

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

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $6.5 million and $6.1 million at December 31, 2007 and 2006, respectively. The Company’s estimated environmental liability relates to seven sites, five of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2007, the Company had estimated additional contingent environmental liabilities of approximately $7 million.

21.	U.S. Government Contract

On March 29, 2005, the Company was notified by the U.S. Defense Energy Support Center (“DESC”) that it had been awarded a 20-year hydrazine propellant supply contract for approximately $149 million for the production, storage, distribution and handling of hydrazine propellants for the U.S. Government. The Company began receiving monthly maintenance fee payments in the first quarter of 2006. Production is scheduled to begin in 2010.

In 2007, 2006 and 2005, the Company’s performance products segment sales include $7.9 million, $11.4 million, $6.7 million, respectively, related to these agreements.

The Company’s previous supply contract included a storage and distribution services agreement with the U.S. Government. At the completion of the contract, there was a final payment due of $13.4 million from the U.S. Government upon non-renewal. In the first quarter of 2007, the Company began the shutdown of the site and the necessary decommission, demolition and severance and recorded an estimated liability for these costs of $0.6 million. As a result, the Company has recorded the gain, net of expenses, of $12.8 million as a component of Other (gains) and losses in the Consolidated Statement of Income.

22.	Restructuring and Other (Gains) and Losses

Restructuring

On April 30, 2007, the Company decided to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers in an effort to reduce the overall cost of certain of its products in the industrial biocides business. The Company will continue to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company has closed its Seal Sands, England manufacturing location and has downsized manufacturing at its Huddersfield, England location. This resulted in the termination of approximately 40 employees as well as termination of several service agreements. During 2007, the Company recorded a pre-tax charge of $16.4 million, $0.4 million of the pre-tax charge relates to inventory disposal costs and is included in Cost of Goods Sold in the accompanying Consolidated Statements of Income. The charge during 2007 includes a non-cash portion which is associated with the impairment of the manufacturing assets. The Company expects to realize projected annual pre-tax cost savings of approximately $6 million beginning in the fourth quarter of 2007 from these actions. Also included in restructuring in 2007 is a pre-tax cash charge of approximately $0.9 million related to executive severance. The Company expects to incur an estimated pre-tax charge of $2 million for a pension settlement in 2008 related to this severance.

The following table summarizes the activity related to the restructuring costs:

($ in millions)	Severance Costs	Asset Write-downs	Other costs	Total
Provision	$4.9	$7.9	$3.6	$16.4
Payments	(4.6)	—	(2.0)	(6.6)
Utilized	—	(7.9)	(0.5)	(8.4)

Balance at December 31, 2007	$0.3	$—	$1.1	$1.4

Other (Gains) and Losses

Other (gains) and losses in 2007 primarily represents a gain for the completion of a contract with the U.S. Government of $13.4 million (see Note 21), offset by estimated shutdown costs of $0.6 million.

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

23.	Quarterly Financial Data (Unaudited)

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2007
Sales	$317.4	$449.5	$376.5	$344.2	$1,487.6
Gross margin (a)	90.9	136.1	103.2	101.7	431.9
Net income (loss) (a)	14.6	22.8	(12.6)	10.5	35.3
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	0.58	0.91	0.09	0.42	2.00
Diluted income (loss) per share	0.60	0.93	(0.51)	0.42	1.43
Stock market price:
High	34.80	35.99	48.02	48.00	48.02
Low	29.29	30.11	32.99	36.11	29.29
Close (at end of quarter)	31.22	35.14	46.88	36.75	36.75
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$309.2	$437.9	$348.5	$307.3	$1,402.9
Gross margin	86.1	127.2	86.3	74.0	373.6
Net income (b)	5.7	29.5	7.3	(28.3)	14.2
Diluted income per share from continuing operations before cumulative effect of accounting change	0.21	1.20	0.31	(1.16)	0.58
Diluted income per share	0.24	1.22	0.30	(1.18)	0.58
Stock market price:
High	32.89	36.75	37.21	35.10	37.21
Low	27.19	29.33	24.94	26.89	24.94
Close (at end of quarter)	30.40	36.05	28.45	33.31	33.31
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

(a)	Gross margin and pre-tax income in the fourth quarter of 2007 include benefits of $16.9 million and $12.1 million ($7.4 million net of tax), respectively, related to an antidumping ruling which impacted purchases made by the Company from December 2004 to May 2006 (see Note 20 for more information).
(b)	Net income in the fourth quarter of 2006 includes the $23.5 million impairment to the industrial coatings goodwill.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based such assessment upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of their audit, has issued their report, included herein in Item 8, on the effectiveness of our internal control over financial reporting.

Michael E. Campbell Chairman of the Board, President and Chief Executive Officer	Steven C. Giuliano Vice President and Chief Financial Officer

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information relating to the members of our Board of Directors under the heading “Who are the persons nominated by the Board in this election to serve as directors?” and “Who are the other remaining directors and when are their terms scheduled to end?” in the section entitled “Item 1—Election of Directors” in the Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference into this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Security Ownership of Directors and Officers” in the Proxy Statement is incorporated by reference into this Report. The information under the heading “Has the Company adopted a Code of Ethics and a policy regarding approval of related party transactions?” in the section entitled “Additional Information Regarding the Board of Directors” in the Proxy Statement is incorporated by reference into this Report. The information under “Audit Committee” and “Committee Charters” under the heading “What are the committees of the Board” in the section entitled “Additional Information Regarding the Board of Directors” in the Proxy Statement is incorporated by reference into this Report.

Item 11.	Executive Compensation

The information in the sections entitled “Executive Compensation,” including the Compensation Committee Report, and “Director Compensation” in the Proxy Statement is incorporated by reference into this Report.

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

Equity Compensation Plan Information as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	486,972	$20.91	624,551
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	486,972	$20.91	624,551

(1)	Figures include information for equity compensation plans of Olin that issued in 1999 options to acquire shares of the Company’s common stock in exchange for old Olin options as part of an equitable adjustment made in connection with the spinoff of the Company from Olin in 1999. No further options to acquire the Company’s common stock may be issued under such plans. As of December 31, 2007, 21,845 of these options were outstanding.

(2)	35,657 of the shares shown relate to various outstanding deferrals of awards or compensation in the form of phantom shares payable in shares of the Company’s common stock at the end of the deferral period. 588,894 of the shares shown may be issued in connection with future grants of stock-based awards and future deferrals of compensation to stock accounts. Shares remaining available for future issuance by plan are: 550,245 under the 1999 Long Term Incentive Plan, 21,578 under the 1999 Stock Plan for Non-Employee Directors and 17,071 under the Employee Deferral Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The information contained under the headings “What were KPMG audit fees in 2006 and 2007?” and “Pre-Approval Policies and Provisions” in the section entitled “Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference into this Report.

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

3. Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10.6 through 10.18 below.

2.1	Share Purchase Agreement, dated August 11, 2003, among Hickson Limited, Greentag (8) Limited, Hickson International Limited, Arch Chemicals, Inc. and Hickson & Welch Chemical Products Limited—Exhibit 2 to the Company’s Current Report on Form 8-K, filed August 18, 2003.*

2.2	Restated Sale and Purchase Agreement dated as of 8th March 2004, among Avecia Investments Limited and others and Arch Chemicals, Inc., restating an agreement made between the parties on 4th March 2004—Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

2.3	Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed October 25, 2004.*

2.4	First Amendment dated as of November 30, 2004 to the Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed December 6, 2004.*

3.1	Amended and Restated Articles of Incorporation of the Company—Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

3.2	Bylaws of the Company effective July 26, 2007—Exhibit 3 to the Company’s Current Report on Form 8-K, filed August 1, 2007.*

4.1	Specimen Common Share certificate—Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended.*

4.2	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 hereto).*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

4.3	Bylaws of the Company (filed as Exhibit 3.2 hereto).*

4.4(a)	Rights Agreement dated as of January 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent—Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

4.4(b)	Amendment No. 1, dated July 25, 1999, to Rights Agreement, dated as of January 29, 1999—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q, for the period ending June 30, 1999.*

4.4(c)	Amendment No. 2, dated April 26, 2002, to Rights Agreement, dated as of January 29, 1999—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2002.*

4.5	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.4(a) hereto).*

4.6	Revolving Credit Agreement, dated as of June 15, 2006 among Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, SunTrust Bank, as Documentation Agent, and Bank of America, National Association and Citizens Bank of Massachusetts, as Co-Syndication Agents,—Exhibit 4 to the Company’s Current Report on Form 8-K filed June 20, 2006.*

4.7(a)	Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

4.7(b)	First Amendment entered into as of February 27, 2004 relating to the Note Purchase Agreement dated as of March 20, 2002 among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

4.7(c)	Second Amendment, dated as of May 12, 2006, to Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006.*

10.1	Distribution Agreement, dated as of February 1, 1999, between the Company and Olin—Exhibit 2 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

10.2	Form of Employee Benefits Allocation Agreement between the Company and Olin—Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.3	Form of Intellectual Property Transfer and License Agreement between the Company and Olin—Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended.*

10.4	Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.5	Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.6(a)	Form of Executive Agreement—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.6(b)	Form of First Amendment to Executive Agreement.

10.6(c)	Form of Change in Control Agreement—Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 5, 2005.*

10.6(d)	Form of First Amendment to Change in Control (Tier II) Agreement.

10.7	1999 Stock Plan for Non-employee Directors, as amended and restated January 30, 2003 and as amended through April 26, 2007—Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2007.*

10.8	1999 Long Term Incentive Plan, as amended through February 9, 2005—Exhibit 10.9 to the Company’s Annual Report on Form 10-K.*

10.9(a)	Supplemental Contributing Employee Ownership Plan, as amended and restated January 30, 2003—Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.9(b)	Amendment, dated as of November 3, 2005, to the Supplemental Contributing Employee Ownership Plan—Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.10(a)	Supplementary and Deferral Benefit Pension Plan, as amended July 29, 1999—Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1999.*

10.10(b)	Amendment, dated as of November 3, 2005, to the Arch Supplementary and Deferral Benefit Pension Plan—Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.11(a)	Senior Executive Pension Plan, as amended and restated as of October 23, 2003—Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2003.*

10.11(b)	Amendment, dated as of November 3, 2005, to the Arch Senior Executive Pension Plan—Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.12(a)	Employee Deferral Plan, as amended and restated January 30, 2003 and as amended through April 26, 2007 (but excluding Amendment dated November 3, 2005)—Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2007.*

10.12(b)	Amendment, dated as of November 3, 2005, to the Arch Chemicals, Inc. Employee Deferral Plan—Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.13	Senior Executive Life Insurance Plan (effective December 6, 2005)—Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.14	Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9, 1999 and April 27, 2000—Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*

10.15	Senior Management Incentive Compensation Plan, as amended through February 9, 2005—Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.16	Form of Award Description and Agreement for Performance Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan—Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.17	Form of Award Description and Agreement for Performance Retention Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan—Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.18(a)	Additional details regarding the 2004 Awards—Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2005.*

10.18(b)	Additional details regarding the 2005 Awards—Section 1.01 of the Company’s Current Report on Form 8-K, filed February 14, 2005.*

10.18(c)	Additional details regarding 2006 Awards—Section 1.01 of the Company’s Current Report on Form 8-K, filed February 10, 2006.*

10.18(d)	Description and Agreement of Restricted Stock Unit Award for Meghan DeMasi.

10.19(a)	Receivables Sale Agreement, dated as of June 27, 2005, among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

10.19(b)	Amendment No. 1 to Receivables Sale Agreement, dated July 28, 2005 among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005.*

10.19(c)	Receivables Purchase Agreement, dated as of June 27, 2005, among Arch Chemicals Receivables Corp., the Company, Three Pillars Funding LLC and SunTrust Capital Markets, Inc., as Administrator—Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

21.	List of Subsidiaries.

23.	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CHEMICALS, INC.

By	/s/ MICHAEL E. CAMPBELL
Michael E. Campbell Chairman of the Board, President and Chief Executive Officer

Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ MICHAEL E. CAMPBELL Michael E. Campbell	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD E. CAVANAGH Richard E. Cavanagh	Director

/s/ DAVID LILLEY David Lilley	Director

/s/ MICHAEL O. MAGDOL Michael O. Magdol	Director

/s/ WILLIAM H. POWELL William H. Powell	Director

/s/ DANIEL S. SANDERS Daniel S. Sanders	Director

/s/ JANICE J. TEAL Janice J. Teal	Director

/s/ DOUGLAS J. WETMORE Douglas J. Wetmore	Director

/s/ STEVEN C. GIULIANO Steven C. Giuliano	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MEGHAN E. DEMASI Meghan E. DeMasi	Controller (Principal Accounting Officer)

Date: February 22, 2008

Printed on Recycled Paper

EXHIBIT INDEX

Exhibit No.	Description
10.6(b)	Form of First Amendment to Executive Agreement.

10.6(d)	Form of First Amendment to Change in Control (Tier II) Agreement.

10.18(d)	Description and Agreement of Restricted Stock Unit Award for Meghan DeMasi.

21.	List of Subsidiaries.

23.	Consent of KPMG LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 15 U.S.C. 1350.