Form 10-Q
period 2008-03-31
ARCH CHEMICALS INC
filed 2008-05-07
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $1 par value per share	24,858,686 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50.3	$73.7
Accounts receivable, net	202.1	182.7
Short-term investment	57.5	64.1
Inventories, net	252.4	207.1
Other current assets	28.6	31.6

Total current assets	590.9	559.2
Investments and advances—affiliated companies at equity	2.0	1.9
Property, plant and equipment, net	208.0	201.4
Goodwill	199.9	206.8
Other intangibles	157.5	149.6
Other assets	77.3	75.3

Total assets	$1,235.6	$1,194.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$43.2	$29.1
Current portion of long-term debt	62.2	0.3
Accounts payable	224.8	199.5
Accrued liabilities	79.8	108.0

Total current liabilities	410.0	336.9
Long-term debt	135.0	178.8
Other liabilities	200.6	204.1

Total liabilities	745.6	719.8

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
24.8 shares issued and outstanding (24.7 in 2007)	24.8	24.7
Additional paid-in capital	452.2	451.6
Retained earnings	47.7	47.0
Accumulated other comprehensive loss	(34.7)	(48.9)

Total shareholders’ equity	490.0	474.4

Total liabilities and shareholders’ equity	$1,235.6	$1,194.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Sales	$347.1	$317.4
Cost of goods sold	253.4	226.5
Selling and administration	76.1	72.1
Research and development	5.5	4.7
Other (Gains) and Losses	—	(12.8)
Interest expense	3.8	5.1
Interest income	0.5	0.6

Income from continuing operations before equity in earnings of affiliated companies and taxes	8.8	22.4
Equity in earnings of affiliated companies	0.1	—
Income tax expense	3.2	8.3

Income from continuing operations	5.7	14.1
Income from discontinued operations, net of tax	—	0.5

Net income	$5.7	$14.6

Basic income (loss) per common share:
Continuing operations	$0.23	$0.58
Discontinued operations	—	0.02

Basic income per common share	$0.23	$0.60

Diluted income (loss) per common share:
Continuing operations	$0.23	$0.58
Discontinued operations	—	0.02

Diluted income per common share	$0.23	$0.60

Weighted average common shares outstanding:
Basic	24.8	24.2

Diluted	24.9	24.4

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$5.7	$14.6
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Income from discontinued operations	—	(0.5)
Equity in earnings of affiliated companies	(0.1)	—
Depreciation and amortization	11.2	11.3
Deferred taxes	0.6	4.9
Other (gains) and losses	—	(12.8)
Restructuring payments	(0.2)	—
Changes in assets and liabilities, net of sale of business:
Accounts receivable securitization program	38.5	47.0
Receivables	(48.2)	(36.7)
Inventories	(41.3)	(50.4)
Other current assets	1.3	(0.5)
Accounts payable and accrued liabilities	(7.8)	12.1
Noncurrent liabilities	(4.0)	(1.6)
Other operating activities	(0.6)	(1.9)

Net operating activities from continuing operations	(44.9)	(14.5)
Cash flows of discontinued operations	—	(1.3)

Net operating activities	(44.9)	(15.8)

Investing activities
Capital expenditures	(12.0)	(9.2)
Business acquired in purchase transaction	(0.2)	—
Proceeds from sale of business	2.7	—
Proceeds from sale of land and property	0.7	2.8
Cash flows of discontinued operations	—	—
Other investing activities	—	(1.4)

Net investing activities	(8.8)	(7.8)

Financing activities
Long-term debt borrowings	55.0	150.0
Long-term debt repayments	(37.0)	(149.2)
Short-term debt borrowings (repayments), Net	13.8	2.8
Dividends paid	(5.0)	(4.9)
Cash flows of discontinued operations	—	(0.8)
Proceeds from stock options exercised and other financing activities	0.7	3.5

Net financing activities	27.5	1.4

Effect of exchange rate changes on cash and cash equivalents	2.8	0.4

Net decrease in cash and cash equivalents	(23.4)	(21.8)
Cash and cash equivalents, beginning of year	73.7	82.4

Cash and cash equivalents, end of period	$50.3	$60.6

Supplemental cash flow information
Income taxes, net	$1.9	$1.7

Interest paid	$5.0	$10.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2007. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

As a result of the sale of the performance urethanes business in Venezuela, the Company has adjusted its prior year financial statements to include the results of operations of this business as a component of discontinued operations in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

2. Share-Based Compensation

The Company accounts for its four stock-based compensation plans in accordance with Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The following table summarizes stock option activity for the three months ended March 31, 2008 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2007	487	$20.91	$17.38 — 31.92
Options exercised	69	22.89	18.52 — 31.92
Options expired	37	31.92	31.92

Balance, March 31, 2008	381	$19.46	$17.38 — 23.00

The following table summarizes information about stock options outstanding at March 31, 2008 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 — $23.00	381	3 years	$19.46

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $0.8 million and $1.2 million, respectively.

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

The performance awards are settled in cash, which is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock at each financial statement date until the award is settled. Total compensation expense of $0.9 million and $1.3 million was recognized for the three months ended March 31, 2008 and 2007 respectively. As of March 31, 2008, there was $12.8 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the three months ended March 31, 2008 (number of awards in thousands):

Performance Awards
Balance, December 31, 2007	843
Awarded	212
Paid out	481
Cancelled or forfeited	10

Balance, March 31, 2008	564

As of March 31, 2008 the closing stock price was $37.26. As of March 31, 2008, these outstanding awards have not yet vested.

In April 2008, the Company amended certain of its previous grants under its 1999 Long Term Incentive Plan. See Note 17 for further discussion.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of stock options.

	Three Months Ended March 31,
(in millions)	2008	2007
Basic	24.8	24.2
Common equivalent shares from stock options using the treasury stock method	0.1	0.2

Diluted	24.9	24.4

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. This securitization program ends in June 2008 and the Company plans on entering into a new securitization program. At March 31, 2008 the Company, through ACRC, sold $38.5 million of participation interests in $96.0 million of accounts receivable. This sale has been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. At December 31, 2007, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $57.5 million and $64.1 million at March 31, 2008 and December 31, 2007, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.4 million at March 31, 2008 and $0.9 million at December 31, 2007) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three months ended March 31, 2008 and 2007 of $0.2 million and $0.4 million, respectively, are included in Selling and administration expense in the accompanying Condensed Consolidated Statements of Income. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

($ in millions)	March 31, 2008	December 31, 2007
Raw materials and supplies	$82.7	$68.2
Work in process	9.8	8.8
Finished goods	218.7	188.9

Inventories, gross	311.2	265.9
LIFO reserve	(58.8)	(58.8)

Inventories, net	$252.4	$207.1

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2008 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2008.

6. Discontinued Operations

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As of March 31, 2008, the Company has received $14.3 million of the total proceeds with the balance included in Accounts receivable, net ($0.7 million) and Other assets ($2.2 million) in the Condensed Consolidated Balance Sheet.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2007	$39.0	$85.6	$77.8	$202.4	$4.4	$206.8
Post acquisition adjustment	(0.2)	—	(9.3)	(9.5)	—	(9.5)
Foreign exchange and other	—	0.7	1.9	2.6	—	2.6

Balance, March 31, 2008	$38.8	$86.3	$70.4	$195.5	$4.4	$199.9

The post acquisition adjustment for wood protection and industrial coatings reflects the purchase price allocation for the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”) (see Note 16 for more information), which resulted in the recording of $8.7 million of identifiable intangible assets and an $0.8 million increase in the value of property, plant and equipment. The goodwill balance was adjusted to reflect the purchase price allocation.

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008			December 31, 2007
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	90.1	29.6	60.5	84.9	27.2	57.7
Toxicology database	18.2	5.0	13.2	18.0	4.6	13.4
Developed technology	16.5	3.8	12.7	16.4	3.5	12.9
Other	9.0	5.4	3.6	8.8	5.0	3.8

Total amortizable other intangibles	134.0	44.0	90.0	128.3	40.5	87.8
Total non-amortizable other intangibles — trademarks	67.9	0.4	67.5	62.2	0.4	61.8

Total other intangibles	$201.9	$44.4	$157.5	$190.5	$40.9	$149.6

During the three months ended March 31, 2008, the Company recorded identifiable intangible assets of $8.7 million to reflect the purchase price allocation of the acquisition of KAWP. These assets have been reclassified from the original goodwill balance. Of the $8.7 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.5 million of acquired intangible assets include customer lists of $4.3 million (15-year life) and non-compete agreements of $0.2 million (3-year life).

Amortization expense for the three months ended March 31, 2008 and 2007 was $2.6 million and $2.4 million, respectively. Estimated amortization expense is $10.6 million for the year ended December 31, 2008, $9.7 million for the year ended December 31, 2009, $9.6 million for the year ended December 31, 2010 and $9.4 million for the years ended December 31, 2011 and December 31, 2012.

In accordance with FASB Statement No. 142, “Goodwill and Other Intangibles,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2008, the Company completed these procedures and concluded that no impairment existed as of January 1, 2008.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations. This limitation was $67.4 million at March 31, 2008. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.100% at March 31, 2008). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There was $135.0 million outstanding under the credit facility at March 31, 2008 and $115.0 million outstanding at December 31, 2007.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used its unsecured $350.0 million senior revolving credit facility to pay off the Series A notes in March 2007. The Company’s remaining senior notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a fixed charge coverage ratio covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $41.5 million at March 31, 2008.

At March 31, 2008, the Company had $36.3 million of outstanding letters of credit and $2.4 million of outstanding letters of guarantee.

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. See Note 17 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2008. During the three months ended March 31, 2008 and 2007, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” to qualify for effective hedge accounting.

At March 31, 2008, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $9.7 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $12.0 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities on the accompanying Condensed Consolidated Balance Sheet.

Debt and Interest

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. See Note 17 for further discussion.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of March 31, 2008 and 2007 the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Pension Benefits		Postretirement Benefits
($ in millions)	2008	2007	2008	2007
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.8	$1.9	$0.1	$0.1
Interest cost on the projected benefit obligation	4.3	4.1	0.3	0.2
Expected return on plan assets	(4.8)	(3.7)	—	—
Amortization of prior service cost	—	—	(0.1)	0.1
Recognized actuarial loss	0.8	1.3	0.1	—

Net periodic benefit cost	$2.1	$3.6	$0.4	$0.4

Although not required, it is the Company’s current intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds under the new U.S. pension legislation. The plan funding requirements are dependent on several factors, including the discount rate and investment returns. Contributions for the U.S. pension plans through 2011 are expected to be in the annual range of $5 million to $10 million. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2008 is expected to be approximately $2 million less than 2007.

Hickson U.K. Pension Plans

As of March 31, 2008 and 2007, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Pension Benefits
($ in millions)	2008	2007
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.5	$0.8
Interest cost on the projected benefit obligation	6.0	5.6
Expected return on plan assets	(5.3)	(4.8)
Recognized actuarial loss	0.8	1.2

Net periodic benefit cost	$2.0	$2.8

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. Cash funding in 2008 is expected to be comparable to 2007. Pension expense in 2008 is expected to be approximately $1 million less than 2007. As of March 31, 2008, there has been $9.2 million contributed to the U.K. pension plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At March 31, 2008, the Company had $9.0 million in Other assets and a deferred compensation liability of $13.5 million in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2007, the Company had $9.3 million in Other assets and a deferred compensation liability of $12.9 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, at March 31, 2008 and December 31, 2007 the Company had $2.4 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007
Net income	$5.7	$14.6

Foreign currency translation adjustments	13.4	3.4
Pension liability adjustment	1.2	—
Net unrealized loss on derivative instruments	(0.4)	(0.2)

Total other comprehensive income	14.2	3.2

Comprehensive income	$19.9	$17.8

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity, since the Company intends to continue to reinvest these earnings.

12. Accumulated Net Unrealized (Loss) Gain on Derivative Instruments

Changes in the accumulated net unrealized (loss) gain on derivative instruments for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
($ in millions)	2008	2007
Beginning balance of accumulated net unrealized (loss) gain on derivative instruments	$—	$0.8
Net loss on cash flow hedges	(0.4)	(0.1)
Reclassification into earnings	—	(0.1)

Ending balance of accumulated net unrealized (loss) gain on derivative instruments	$(0.4)	$0.6

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

As a result of the sale of the performance urethanes business in Venezuela, the Company has adjusted its prior year financial statements to include the results of operations of this business as a component of discontinued operations in accordance with SFAS No. 144. The operations of the performance urethanes business in Venezuela are not included in the table below.

	Three Months Ended March 31,
($ in millions)	2008	2007
Sales:
Treatment Products:
HTH Water Products	$97.8	$95.6
Personal Care and Industrial Biocides	80.4	76.9
Wood Protection and Industrial Coatings	115.4	91.1

Total Treatment Products	293.6	263.6
Performance Products:
Performance Urethanes	49.0	49.1
Hydrazine	4.5	4.7

Total Performance Products	53.5	53.8

Total Sales	$347.1	$317.4

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$6.0	$4.5
Personal Care and Industrial Biocides	15.9	14.2
Wood Protection and Industrial Coatings	(0.3)	1.3

Total Treatment Products	21.6	20.0
Performance Products:
Performance Urethanes	(0.3)	2.0
Hydrazine	—	13.1

Total Performance Products	(0.3)	15.1
Corporate Unallocated	(9.1)	(8.2)

Total Segment Operating Income, including Equity Income in Affiliated Companies	12.2	26.9
Equity in Earnings of Affiliated Companies	(0.1)	—

Total Operating Income	12.1	26.9
Interest expense, net	(3.3)	(4.5)

Total Income from Continuing Operations before Equity Income in Affiliated Companies and Taxes	$8.8	$22.4

Capital Spending:
Treatment Products:
HTH Water Products	$1.8	$1.4
Personal Care and Industrial Biocides	6.4	4.4
Wood Protection and Industrial Coatings	2.8	2.2

Total Treatment Products	11.0	8.0
Performance Products:
Performance Urethanes	0.9	1.1
Hydrazine	0.1	0.1

Total Performance Products	1.0	1.2

Total Capital Spending	$12.0	$9.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for 2007 was a gain of $12.8 million related to the completion of a U.S. Government contract. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

14. Commitments and Contingencies

In May 2005, the U.S. Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to the ruling are expected to be approximately $11 million. The DOC’s determination was appealed to the Court of International Trade which has delayed the processing of the full refund the Company was expecting to receive in 2008. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

At the request of the Company’s supplier, the DOC has also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. See Note 17 for further discussion.

In January 2008, the Company began paying cash deposits for future imports at the 20% rate. Based upon the expected level of purchases of chlorinated isos from China, the Company estimates an annual ongoing pre-tax benefit of approximately $4 to $7 million, beginning in 2008.

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In 2006, the suit was settled with the NZCC for the payment of NZ $3.7 million ($2.2 million). In a similar investigation, KAWP was granted immunity for cartel conduct under a leniency program from the Australian Competition and Consumer Commission (“ACCC”) in 2005 subject to certain conditions. In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, Koppers Arch Investments Pty Limited (“KAIP”), certain officers and employees thereof, and several other companies and individuals unrelated to the Company. The complaint alleged, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. The parties involved have now signed a settlement agreement. KANZ will contribute to the settlement NZ$0.2 million ($0.2 million), which is net of insurance proceeds and the indemnification described below. This settlement will not have a material effect on the Company’s cash flow and did not have an effect on its results of operations.

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

The Company does not expect additional litigation regarding these Australian and New Zealand matters, if any, to have a material adverse effect on the Company’s results of operations and cash flow.

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named a defendant in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent and awarded €0.2 million (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €0.2 million (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer. During 2008, the finding of infringement was affirmed on appeal. Plaintiff claims its damages to be approximately €7.8 million (approximately $12.3 million) and AWP asserts that if there were patent infringement, its share of any damages should be less than €1.0 million (approximately $1.6 million). AWP intends to vigorously defend itself against the plaintiff and, if necessary, may bring claims against the manufacturer.

The Company (along with its primary Comprehensive General Liability insurer) is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by the Company for application to interior woodwork on approximately 5,200 boats made by the plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. Currently, the plaintiff claims that about 400 boats have manifested the problem, and that it has expended €3.6 million (approximately $5.7 million) to repair those boats. At March 31, 2008 the Company had €0.5 million (approximately $0.8 million) accrued for this matter. An unfavorable outcome related to this matter could have a material impact on the Company’s results of operations and cash flows.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.9 million accrued for the remaining open tax year. As of March 31, 2008, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

The Company is being sued by the current owner of a former Hickson site in Italy for environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.5 million) for the remediation of the site. The matter is currently within the Italian court system. The Company is working with the local authorities to determine the necessary steps forward to complete any necessary remediation. The Company has recorded a liability for investigation and remedial work to be completed in 2008.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.8 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three months ended March 31, 2008.

15. Income Taxes

The total amount of unrecognized tax benefits was $11.0 million at March 31, 2008 compared to $10.9 million at December 31, 2007. The principal reason for the change was the recognition of $0.1 million of interest expense associated with the Company’s uncertain tax positions. The unrecognized tax benefits of $11.0 million will impact the company’s annual effective tax rate if recognized. The Company expects to recognize $0.2 million of the remaining $11.0 million of unrecognized tax benefits prior to March 31, 2009, upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

The Company’s federal income tax returns for 2005 and 2006 are currently under examination by the Internal Revenue Service (“IRS”). Although not currently under examination, the Company’s federal income tax returns for 1999 through 2004 remain open to possible examination and adjustment by the IRS, however 1999 through 2002 are only open to the extent of the carryforwards generated in those years.

16. Acquisition

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

Sales and net income for KAWP for the three months ended March 31, 2007 were $13.2 million and $0.4 million, respectively. Prior to the acquisition, the Company recorded its proportionate share of the results of operations of this joint venture as a component of Equity in Earnings of Affiliated Companies in the Condensed Consolidated Income Statement. As of July 5, 2007, the Company has consolidated the balance sheet and effectively eliminated the investment of the affiliated company from its Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2008, the Company recorded identifiable intangible assets of $8.7 million and an increase to property, plant and equipment of $0.8 million to reflect the purchase price allocation. These assets have been reclassified from the original goodwill balance. Of the $8.7 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.5 million of acquired intangible assets include customer lists of $4.3 million (15-year life) and non-compete agreements of $0.2 million (3-year life).

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The supplemental cash flow information, which includes the final working capital adjustment, on the business acquired is as follows:

($ in millions)
Working Capital (including cash)	$11.7
Property, plant and equipment, net	4.1
Intangible assets	8.7
Goodwill	4.6
Non-Current Assets and Liabilities (including debt)	(8.0)
Investment & Advances—Affiliated Companies at Equity	(5.6)

Cash paid	$15.5

17. Subsequent Events

Antidumping Ruling

In May 2008, the DOC published its preliminary determination related to an administrative review for the period of June 1, 2006 through May 31, 2007. The DOC has preliminarily determined that the rate for the Company’s supplier for this period should be reduced from 76% to 23%. Arch expects the DOC to issue its final determination for this review period in the fourth quarter of 2008. Assuming a final duty rate consistent with this determination, the Company would expect to recognize a net pre-tax benefit of approximately $8 million in the fourth quarter of 2008, consistent with its previous guidance. This preliminary determination has no impact on the rate the Company is paying on cash deposits for its current imports, which is at 20%. See Note 14 for further discussion.

Interest Rate Swap

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility (see Note 8) to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with SFAS No. 133, the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate.

Amended Grants under the 1999 Long Term Incentive Plan

In April 2008, the Company amended certain of its previous grants under its 1999 Long Term Incentive Plan. There were no changes to the performance targets or the manner in which the awards may be earned (see Note 2 for more information). The amended awards call for a portion of the award to be paid out in shares of the Company stock if the performance targets are met or the retention period satisfied. Previously these awards were settled only in cash.

The Company will account for the portion of the award to be settled in shares as an equity-based award in accordance with SFAS No. 123(R), which requires share-based compensation cost to be measured at the grant date, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the date of grant, or in this instance, the date the amended awards were approved. The Company will use the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of March 31, 2008, there were 564,000 performance awards granted; of these awards approximately 190,000 will now be paid out in shares of Company stock, if earned. The grant date fair value was $6.9 million. For the portion of the Company’s awards that will be settled in cash, there is no change in the accounting described in Note 2.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. Through the Company’s HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity in earnings are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

As a result of the sale of the performance urethanes business in Venezuela, the Company has adjusted its prior year financial statements to include the results of operations of this business as a component of discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended March 31,
(In millions, except per share amounts)	2008	2007
Sales	$347.1	$317.4

Gross margin	$93.7	$90.9
Selling and administration	76.1	72.1
Research and development	5.5	4.7
Other (gains) and losses	—	(12.8)
Interest expense, net	3.3	4.5
Equity in earnings of affiliated companies	0.1	—
Income tax expense	3.2	8.3

Income from continuing operations	5.7	14.1
Income from discontinued operations, net of tax	—	0.5

Net income	$5.7	$14.6

Diluted income per common share – continuing operations	$0.23	$0.58

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2008 Compared to 2007

Sales increased $29.7 million, or approximately nine percent, due in part to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”) ($17.0 million or approximately five percent). Excluding the impact of the acquisition, sales increased $12.7 million, or approximately four percent, principally due to favorable foreign exchange. Favorable pricing (approximately two percent) was offset by a decrease in volumes (approximately two percent). The higher pricing was driven by the performance urethanes and HTH water products businesses, partially offset by lower pricing in the personal care and industrial biocides businesses. The lower volumes were driven by the performance urethanes and HTH water products businesses, partially offset by higher volumes in the personal care and industrial biocides businesses.

Gross margin percentage was 27.0% and 28.6% for 2008 and 2007, respectively. The decrease in margin percentage was principally driven by higher raw material costs for the performance urethanes and wood protection businesses. The decrease in margin percentage for these businesses was partially offset by a higher margin percentage in the HTH water products business resulting from improved pricing and lower raw material costs.

Selling and administration expenses decreased as a percentage of sales to 21.9% in 2008 from 22.7% in 2007. These expenses increased by $4.0 million due to the acquisition of KAWP and unfavorable foreign exchange.

During the three months ended March 31, 2007, other (gains) and losses represents a gain for the completion of a contract with the U.S. Government of $13.4 million, offset by estimated shutdown costs of $0.6 million.

Interest expense, net, decreased $1.2 million as a result of the repayment of the Company’s fixed rate senior notes, that matured in 2007, with lower variable cost borrowings, partially offset by higher net debt during the period.

The tax rate on income from continuing operations for the three months ended March 31, 2008 and 2007 was 36.0% and 37.1%, respectively. The impact of other (gains) and losses on the 2007 effective tax rate was to increase the rate by approximately three percent. The 2008 effective tax rate is consistent with the full year 2007 effective tax rate.

Second Quarter and Full Year Outlook

The Company anticipates earnings per share from continuing operations in the second quarter of 2008 to be in the $1.30 to $1.40 range, compared to earnings per share from continuing operations of $1.39 during the second quarter of 2007 (which excludes charges of $0.48 per share for restructuring and related asset impairment charges). The improvement in Treatment Products, principally driven by the Company’s HTH water products business and, to a lesser extent, the industrial biocides business, will be offset by lower operating results for Performance Products due to higher raw material costs.

For full year 2008, sales are expected to increase by approximately six to eight percent; the increase from previous guidance is due to the impact of current favorable foreign exchange rates. Earnings per share from continuing operations before special items are forecast to be in the $2.55 to $2.65 range. Depreciation and amortization are estimated to be approximately $48 million. Capital spending is anticipated to be in the $50 to $55 million range. The increase in capital spending over 2007 is principally due to the construction of a new biocides plant in China to meet a strategic customer’s growing demand for biocides used in the health and hygiene market. In addition, the Company plans to expand its water chemicals manufacturing capacity in Brazil and South Africa. The effective tax rate is estimated to be 36 percent. Excluded from the guidance above is an expected $2.0 million pre-tax charge, or approximately $0.05 per share, related to a pension settlement to be recognized in 2008, associated with severance recorded in 2007. See “Cautionary Statement under Federal Securities Laws” below.

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

Treatment Products

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$97.8	$95.6
Personal Care and Industrial Biocides	80.4	76.9
Wood Protection and Industrial Coatings	115.4	91.1

Total Treatment Products	$293.6	$263.6

Operating Income (loss)
HTH Water Products	$6.0	$4.5
Personal Care and Industrial Biocides	15.9	14.2
Wood Protection and Industrial Coatings	(0.3)	1.3

Total Treatment Products	$21.6	$20.0

Three Months Ended March 31, 2008 Compared to 2007

Sales increased $30.0 million, or approximately 11 percent, and operating income increased $1.6 million. The increase in sales was due in part to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($17.0 million or approximately six percent). Excluding the impact of the acquisition, sales increased $13.0 million or approximately five percent. The increase in sales was primarily due to favorable foreign exchange.

The increase in operating income was primarily due to improved operating results of the personal care and industrial biocides and HTH water products businesses.

HTH Water Products

Sales increased $2.2 million, or approximately two percent, due to improved pricing principally in the South African market and favorable product mix in North America. Favorable foreign exchange (approximately four percent) was offset by lower volumes (approximately four percent), primarily in the European market, as a result of shedding marginal business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income improved $1.5 million as a result of higher sales and lower raw material costs. Higher selling expenses to support sales growth were offset by the absence of severance costs related to the reorganization of the European operations included in the 2007 operating results.

Personal Care and Industrial Biocides

Sales increased $3.5 million, or approximately five percent, principally due to higher volumes (approximately four percent), resulting from increased demand for industrial biocides used in building products and marine antifouling paints. Additionally, favorable foreign exchange (approximately three percent) more than offset lower pricing (approximately two percent) due to competitive pressures in worldwide markets, particularly in building products.

Operating income increased $1.7 million, primarily due to the improved sales volumes and the benefit from the Company’s margin-improvement programs, which included improvements in customer mix and the sourcing of the BIT molecule from third-party suppliers in the industrial biocides business.

Wood Protection and Industrial Coatings

Sales increased $24.3 million, or approximately 27 percent, primarily due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($17.0 million or approximately 19 percent). Excluding the acquisition, sales increased by $7.3 million, or approximately eight percent, due to favorable foreign exchange. Higher volumes for the industrial coatings business as a result of increased demand in the Eastern European market were offset by lower volumes in the wood protection business due to the slowdown in the U.S. construction market that began impacting the business in the second quarter of 2007.

Operating results were $1.6 million lower than the prior year as the positive contribution of the acquisition was more than offset by higher raw material costs for both businesses.

Performance Products

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$49.0	$49.1
Hydrazine	4.5	4.7

Total Performance Products	$53.5	$53.8

Operating income (loss)
Performance Urethanes	$(0.3)	$2.0
Hydrazine	—	13.1

Total Performance Products	(0.3)	15.1
Less: contract completion gain	—	(12.8)

Total Performance Products, excluding gain	$(0.3)	$2.3

Three Months Ended March 31, 2008 Compared to 2007

Sales in 2008 were comparable to 2007. Operating results decreased $2.6 million from prior year, excluding the 2007 gain from the completion of a contract, due to higher raw material costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Urethanes

Performance urethanes sales were comparable to the prior year as improved pricing for polyol and glycol products was offset by lower demand in the polyol and glycol markets due to competitive pressures and the slowing U.S. economy. Operating results decreased $2.3 million due to higher raw material costs, principally propylene, driven by record crude oil prices.

Hydrazine

Hydrazine sales were comparable to the prior year. The increased demand for hydrazine hydrates offset the lower pricing for Ultra PureTM hydrazine. Operating income, excluding the 2007 gain on the completion of the government contract, was also comparable to prior year.

Corporate Expenses (Unallocated)

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(9.1)	$(8.2)

Three Months Ended March 31, 2008 Compared to 2007

Unallocated corporate expenses increased principally due to higher compensation-related expense.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Cash Flow Data
Provided By (Used For)
Accounts receivable securitization program	$38.5	$47.0
Change in working capital	(96.0)	(75.5)
Net operating activities from continuing operations	(44.9)	(14.5)
Capital expenditures	(12.0)	(9.2)
Proceeds from sale of business	2.7	—
Proceeds from sale of land and property	0.7	2.8
Net investing activities	(8.8)	(7.8)
Debt borrowings (repayments), net	31.8	3.6
Net financing activities	27.5	1.4

Three Months Ended March 31, 2008 Compared to 2007

For the three months ended March 31, 2008, $44.9 million was used for operating activities from continuing operations compared to $14.5 million used for operating activities from continuing operations for the three months ended March 31, 2007. This was primarily attributable to increased incentive compensation payments under the Company’s annual and long-term incentive plans and, to a lesser extent, lower utilization of the accounts receivable securitization program during the first quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital expenditures for the first three months of 2008 were $2.8 million higher than 2007 principally due to increased spending for the personal care and industrial biocides business as a result of construction in China. Capital expenditures for 2008 are expected to be in the $50 to $55 million range.

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. During the three months ended March 31, 2008, $2.7 million of the proceeds were received. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $14.3 million of which had been received as of March 31, 2008. The balance is included in accounts receivable, net ($0.7 million) and other assets ($2.2 million) in the Condensed Consolidated Balance Sheet.

Proceeds from sale of land and property in 2008 represents land sold in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule. Proceeds from sale of land and property in 2007 represent the repayment of the final portion of an outstanding note from the sale of land in 2003.

Debt borrowings, net of repayments, were $28.2 million higher during the three months ended March 31, 2008 than during the three months ended March 31, 2007. The increase was due to increased working capital requirements and, to a lesser extent, lower utilization of the accounts receivable securitization program during the first quarter of 2008. In March 2007, the Series A Senior Notes of $149.0 million came due. The Company used its senior revolving credit facility (“credit facility”) to pay off the Series A notes at their maturity.

On March 14, 2008, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $5.0 million in 2008 compared to $4.9 million in 2007.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $67.4 million at March 31, 2008. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At March 31, 2008, the Company had $215.0 million of available borrowings under the credit facility.

The Company’s remaining senior notes contain a quarterly leverage ratio covenant of 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $41.5 million at March 31, 2008.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. At March 31, 2008, the Company sold $38.5 million of participation interests in $96.0 million of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2007 (see Note 4 of Notes to Condensed Consolidated Financial Statements). The accounts receivable securitization program expires in June 2008 and the Company currently intends to enter into a new program.

At March 31, 2008 the Company had $36.3 million of outstanding letters of credit and $2.4 million of outstanding letters of guarantee.

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

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, the Company concluded that it would accelerate the funding of its U.S. pension plan and, during 2007, the Company made pension contributions of $43.5 million, which included a voluntary contribution of $36.4 million. The Company’s U.S. pension plan is expected to meet the full funding phase-in threshold for 2008 under the new legislation. Although not required, it is the Company’s current intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds under the new U.S. pension legislation. The plan funding requirements are dependent on several factors, including the discount rate and investment returns. Contributions for the U.S. pension plans through 2011 are expected to be in the annual range of $5 million to $10 million. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $20 million in 2008.

On April 25, 2008, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on June 13, 2008 to shareholders of record at the close of business on May 15, 2008.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The adoption of the pronouncement did not have a material impact on the Company’s March 31, 2008 condensed consolidated financial statements. The Company is currently evaluating the impact of the SFAS No. 157 requirements which will be effective for the Company on January 1, 2009, on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on its results of operations and financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of growth in U.S. and European economies; increases in interest rates; economic conditions in Asia; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material costs and availability for certain chemical product lines; a change in the antidumping duties on certain products; price increases due to changes in Chinese taxes related to exports from China; increased foreign competition in the calcium hypochlorite markets; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; and gains or losses on derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 60 percent of its outstanding borrowings including, for this purpose, the participation interests sold under its accounts receivable securitizaiton program, the costs of which are tied to floating interest rates. Based on the Company’s expected 2008 borrowing levels, an increase (decrease) in interest rates of 100 basis points would increase (decrease) the Company’s annual results of operations and cash flows by approximately $0.8 million.

Foreign Currency Risk

At March 31, 2008 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $9.7 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $12.0 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2.0 million to $3.0 million related to the unhedged portion, as any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations for interim periods in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge approximately 50 percent of the Company’s rolling twelve-month copper requirements. At March 31, 2008, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene, copper and resins would decrease the Company’s results of operations and cash flows between $2 million and $3 million each. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, and natural gas would decrease the Company’s results of operations and cash flows between $1 million to $2 million each.

Stock Price Risk

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as the underlying liabilities are tied to the Company’s stock price. Based upon the Company’s expected deferrals and accruals of awards during 2008, an increase (decrease) in the Company’s stock price of one U.S. Dollar impacts compensation expense by approximately $0.4 million.

See the Company’s Form 10-K for the year ended December 31, 2007 for additional information on the above items.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2007 contains a section entitled “Our subsidiary in New Zealand was involved in civil litigation related to industry competitive practices. While it has now settled the government’s claims, a company has brought antitrust claims against it. If additional liabilities or penalties result from this matter, those could have a material adverse effect on the business, financial condition, results of operations and cash flows of the subsidiary.” Such section is deleted from such Item 1A because the lawsuit brought by the competitor in New Zealand has been settled and the Company does not expect additional litigation regarding the Australian and New Zealand matters, if any, will have a material adverse effect on the Company’s results of operations and cash flow. For additional information, see Note 14 to Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) In February 2008, an employee delivered to the Company 26,280 shares of the Company’s Common Stock as payment for the exercise price of outstanding employee stock options under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	0	$0	0	N/A
February 1, 2008 through February 29, 2008	26,280	$34.14	0	N/A
March 1, 2008 through March 31, 2008	0	$0	0	N/A
Total	26,280	$34.14	0	N/A

Item 6.	Exhibits

Exhibit No.	Description
10.1	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted February 8, 2007 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.2	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted February 8, 2007 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.3	Award Description and Agreement for Performance Retention Share Awards Granted Under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.4	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 as Amended April 25, 2008 (other than for H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor)

10.5	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.6	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 as Amended April 25, 2008 (other than for H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor)

10.7	Arch Chemicals, Inc. Employee Deferral Plan, as Amended and Restated January 30, 2003, Amended by Amendment dated as of November 3, 2005 and Amended Through April 25, 2008 (November 3, 2005 Amendment not incorporated into this Plan document)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

May 7, 2008	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted February 8, 2007 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.2	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted February 8, 2007 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.3	Award Description and Agreement for Performance Retention Share Awards Granted Under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.4	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 as Amended April 25, 2008 (other than for H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor)

10.5	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008

10.6	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 as Amended April 25, 2008 (other than for H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor)

10.7	Arch Chemicals, Inc. Employee Deferral Plan, as Amended and Restated January 30, 2003, Amended by Amendment dated as of November 3, 2005 and Amended Through April 25, 2008 (November 3, 2005 Amendment not incorporated into this Plan document)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.