Form 10-Q
period 2008-06-30
ARCH CHEMICALS INC
filed 2008-08-05
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $1 par value per share	24,872,360 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54.3	$73.7
Accounts receivable, net	212.7	182.7
Short-term investment	58.5	64.1
Inventories, net	232.6	207.1
Other current assets	28.8	31.6

Total current assets	586.9	559.2
Investments and advances - affiliated companies at equity	1.8	1.9
Property, plant and equipment, net	215.2	201.4
Goodwill	201.8	206.8
Other intangibles	154.0	149.6
Other assets	67.7	75.3

Total assets	$1,227.4	$1,194.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$44.6	$29.1
Current portion of long-term debt	62.0	0.3
Accounts payable	224.7	199.5
Accrued liabilities	97.7	108.0

Total current liabilities	429.0	336.9
Long-term debt	76.0	178.8
Other liabilities	199.6	204.1

Total liabilities	704.6	719.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 24.8 shares issued and outstanding (24.7 in 2007)	24.8	24.7
Additional paid-in capital	454.6	451.6
Retained earnings	76.0	47.0
Accumulated other comprehensive loss	(32.6)	(48.9)

Total shareholders’ equity	522.8	474.4

Total liabilities and shareholders’ equity	$1,227.4	$1,194.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$469.6	$449.5	$816.7	$766.9
Cost of goods sold	332.9	313.4	586.3	539.9
Selling and administration	74.6	76.0	150.7	148.1
Research and development	6.4	5.0	11.9	9.7
Other (gains) and losses	—	—	—	(12.8)
Restructuring expense	—	6.6	—	6.6
Impairment charge	—	8.6	—	8.6
Interest expense	3.1	4.2	6.9	9.3
Interest income	0.4	0.4	0.9	1.0

Income from continuing operations before equity in earnings of affiliated companies and taxes	53.0	36.1	61.8	58.5
Equity in earnings of affiliated companies	—	0.2	0.1	0.2
Income tax expense	19.8	13.9	23.0	22.2

Income from continuing operations	33.2	22.4	38.9	36.5
Income from discontinued operations, net of tax	—	0.4	—	0.9

Net income	$33.2	$22.8	$38.9	$37.4

Basic income per common share:
Continuing operations	$1.34	$0.91	$1.57	$1.50
Discontinued operations	—	0.02	—	0.04

Basic income per common share	$1.34	$0.93	$1.57	$1.54

Diluted income per common share:
Continuing operations	$1.33	$0.91	$1.56	$1.49
Discontinued operations	—	0.02	—	0.04

Diluted income per common share	$1.33	$0.93	$1.56	$1.53

Weighted average common shares outstanding:
Basic	24.8	24.4	24.8	24.3

Diluted	25.0	24.6	24.9	24.5

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$38.9	$37.4
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Income from discontinued operations	—	(0.9)
Equity in (earnings) of affiliates	(0.1)	(0.2)
Depreciation and amortization	22.6	22.4
Deferred taxes	5.5	(3.9)
Other (gains) and losses	—	(12.8)
Restructuring (payments), net	(0.6)	4.8
Impairment charge	—	8.6
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	74.6	74.1
Receivables	(94.2)	(78.4)
Inventories	(21.9)	(29.1)
Other current assets	0.8	(4.1)
Accounts payable and accrued liabilities	8.8	25.6
Noncurrent liabilities	(1.0)	7.7
Other operating activities	1.3	10.9

Net operating activities from continuing operations	34.7	62.1
Cash flows of discontinued operations	—	1.2

Net operating activities	34.7	63.3

Investing activities
Capital expenditures	(24.7)	(17.6)
Businesses acquired in purchase transaction	(0.2)	(0.2)
Proceeds from sale of a business	3.0	—
Proceeds from sale of land and property	0.7	2.8
Other investing activities	—	(2.0)
Cash flows of discontinued operations	—	—

Net investing activities	(21.2)	(17.0)

Financing activities
Long-term debt borrowings	60.0	150.0
Long-term debt repayments	(101.2)	(209.4)
Short-term debt borrowings (repayments), net	15.2	5.6
Dividends paid	(9.9)	(9.7)
Proceeds from stock options exercised and other financing activities	1.0	8.0
Cash flows of discontinued operations	—	(0.8)

Net financing activities	(34.9)	(56.3)

Effect of exchange rate changes on cash and cash equivalents	2.0	0.4

Net decrease in cash and cash equivalents	(19.4)	(9.6)
Cash and cash equivalents, beginning of year	73.7	82.4

Cash and cash equivalents, end of period	$54.3	$72.8

Supplemental cash flow information
Income taxes, net	$2.8	$10.7

Interest paid	$7.0	$13.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2007. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

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

2. Share-Based Compensation

The Company accounts for its four stock-based compensation plans in accordance with Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The following table summarizes stock option activity for the six months ended June 30, 2008 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2007	487	$20.91	$17.38 — 31.92
Options exercised	82	22.39	18.52 — 31.92
Options expired	37	31.92	31.92

Balance, June 30, 2008	368	$19.45	$17.38 — 23.00

The following table summarizes information about stock options outstanding at June 30, 2008 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 — $23.00	368	2 years	$19.45

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $1.0 million and $3.6 million, respectively.

As part of the 1999 Long Term Incentive Plan, the Company currently grants selected executives and other key employees performance awards whose vesting is contingent upon meeting various performance measures and contains a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The award of performance units was designed to recognize and reward targeted return on equity (“ROE”). The performance awards are earned at the end of the three-year period provided the ROE target is achieved for that third year. There is an opportunity for accelerated payout of the performance awards if the ROE target is met or exceeded by the end of the second year after the grant. If the ROE target is not achieved by

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out as soon as administratively feasible following the end of year six if the executive is still employed at the Company.

In April 2008, the Company amended certain of its previous grants under the 1999 Long Term Incentive Plan. There were no changes to the performance targets or the manner in which the awards may be earned. The amended awards call for a portion of the award to be paid out in shares of the Company stock if the performance targets are met or the retention period satisfied. Previously these awards were settled only in cash.

The Company accounts for the portion of the award to be settled in shares as an equity-based award in accordance with SFAS No. 123(R), which requires share-based compensation cost to be measured at the grant date, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the date of grant or the date the amended awards are approved. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of June 30, 2008, there were 562,000 performance awards granted; of these awards approximately 190,000 will be paid out in shares of Company stock, if earned. The grant date fair value was $6.9 million.

For the performance awards which are settled in cash, the amount of the payments is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock at each financial statement date until the award is settled.

Total compensation expense of $0.6 million and $1.5 million and $2.6 million and $3.9 million was recognized for the three and six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $10.6 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the six months ended June 30, 2008 (number of awards in thousands):

Performance Awards
Balance, December 31, 2007	843
Awarded	212
Paid out	483
Cancelled or forfeited	10

Balance, June 30, 2008	562

As of June 30, 2008 the closing stock price was $33.15. As of June 30, 2008, these outstanding awards have not yet vested.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of stock options and the dilutive effect of performance awards which will be settled in shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Basic	24.8	24.4	24.8	24.3
Common equivalent shares from stock options and performance awards using the treasury stock method	0.2	0.2	0.1	0.2

Diluted	25.0	24.6	24.9	24.5

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. In June 2008, the securitization program was extended through July 2011. At June 30, 2008, the Company, through ACRC, sold $74.6 million of participation interests in $133.1 million of accounts receivable. This sale has been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. At December 31, 2007, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $58.5 million and $64.1 million at June 30, 2008 and December 31, 2007, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.5 million at June 30, 2008 and $0.9 million at December 31, 2007) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three and six months ended June 30, 2008 and 2007 of $0.5 million and $0.7 million and $0.9 million and $1.3 million, respectively, are included in Selling and administration expense in the accompanying Condensed Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. During June 2008, in conjunction with the extension of the securitization program, the percentage, which is variable, was changed to the equivalent of the one-month LIBOR plus approximately 0.8%. Prior to the extension of the program, the percentage, which was variable, was equivalent to the one-month LIBOR plus approximately 0.4%. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Inventories

($ in millions)	June 30, 2008	December 31, 2007
Raw materials and supplies	$82.4	$68.2
Work in process	13.2	8.8
Finished goods	196.0	188.9

Inventories, gross	291.6	265.9
LIFO reserve	(59.0)	(58.8)

Inventories, net	$232.6	$207.1

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2008 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2008.

6. Discontinued Operations

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As of June 30, 2008, the Company has received $14.6 million of the total proceeds with the balance included in Accounts receivable, net ($1.9 million) and Other assets ($0.7 million) in the Condensed Consolidated Balance Sheet.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2007	$39.0	$85.6	$77.8	$202.4	$4.4	$206.8
Post acquisition adjustment	(0.2)	—	(7.0)	(7.2)	—	(7.2)
Foreign exchange and other	(0.1)	—	2.3	2.2	—	2.2

Balance, June 30, 2008	$38.7	$85.6	$73.1	$197.4	$4.4	$201.8

The post acquisition adjustment for wood protection and industrial coatings reflects the final purchase price allocation for the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”) (see Note 16 for more information), which resulted in the recording of $8.5 million of identifiable intangible assets, $2.4 million of contingent liabilities, and an $0.8 million increase in the value of property, plant and equipment. The goodwill balance was adjusted to reflect the purchase price allocation.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008			December 31, 2007
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	89.4	31.0	58.4	84.9	27.2	57.7
Toxicology database	17.9	5.2	12.7	18.0	4.6	13.4
Developed technology	16.3	4.0	12.3	16.4	3.5	12.9
Other	9.0	5.9	3.1	8.8	5.0	3.8

Total amortizable other intangibles	132.8	46.3	86.5	128.3	40.5	87.8
Total non-amortizable other intangibles — trademarks	67.9	0.4	67.5	62.2	0.4	61.8

Total other intangibles	$200.7	$46.7	$154.0	$190.5	$40.9	$149.6

During the six months ended June 30, 2008, the Company recorded identifiable intangible assets of $8.5 million to reflect the purchase price allocation of the acquisition of KAWP. These assets have been reclassified from the original goodwill balance. Of the $8.5 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.3 million of acquired intangible assets include customer lists of $4.1 million (15-year life) and non-compete agreements of $0.2 million (3-year life).

Amortization expense for the three and six months ended June 30, 2008 and 2007 was $2.6 million and $5.2 million and $2.5 million and $4.9 million, respectively. Estimated amortization expense is $10.6 million for the year ended December 31, 2008, $9.7 million for the year ended December 31, 2009, $9.6 million for the year ended December 31, 2010 and $9.4 million for the years ended December 31, 2011 and December 31, 2012.

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

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations. This limitation was $79.0 million at June 30, 2008. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.125% at June 30, 2008). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. There was $76.0 million outstanding under the credit facility at June 30, 2008 and $115.0 million outstanding at December 31, 2007.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used its unsecured $350.0 million senior revolving credit facility to pay off the Series A notes in March 2007. The Company’s remaining senior notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a fixed charge coverage ratio covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $53.1 million at June 30, 2008.

At June 30, 2008, the Company had $33.5 million of outstanding letters of credit and $2.6 million of outstanding letters of guarantee.

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2008. During the three and six months ended June 30, 2008 and 2007, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” to qualify for effective hedge accounting.

At June 30, 2008, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $11.1 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $13.8 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility (see Note 8) to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with SFAS No. 133, the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. The swap agreements are recorded at their fair value of $0.3 million at June 30, 2008 and were included in Other assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in Accumulated other comprehensive loss (see Note 12).

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of June 30, 2008 and 2007, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.8	$1.9	$3.6	$3.9
Interest cost on the projected benefit obligation	4.3	4.1	8.6	8.2
Expected return on plan assets	(4.8)	(3.7)	(9.6)	(7.5)
Recognized actuarial loss	0.9	1.3	1.7	2.6

Net periodic benefit cost	$2.2	$3.6	$4.3	$7.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.2	$0.2	$0.3
Interest cost on the projected benefit obligation	0.2	0.2	0.5	0.4
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.1)
Recognized actuarial loss	0.1	0.1	0.2	0.2

Net periodic benefit cost	$0.3	$0.4	$0.7	$0.8

Although not required, it is the Company’s current intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds under the new U.S. pension legislation. The plan funding requirements are dependent on several factors, including the discount rate and investment returns. The estimated funding requirements discussed below assume that interest rates will remain at or near the levels at December 31, 2007 and that the annual rate of return on assets will be 8.50%. Based upon these assumptions, contributions for the U.S. pension plans through 2011 are expected to be in the annual range of $5 million to $10 million. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2008 is expected to be approximately $3 million less than 2007.

Hickson U.K. Pension Plans

As of June 30, 2008 and 2007, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.3	$0.4	$0.8	$1.2
Interest cost on the projected benefit obligation	6.0	5.6	12.0	11.2
Expected return on plan assets	(5.2)	(4.8)	(10.5)	(9.7)
Recognized actuarial loss	0.8	1.3	1.6	2.5

Net periodic benefit cost	$1.9	$2.5	$3.9	$5.2

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. Cash funding in 2008 is expected to be comparable to 2007. Pension expense in 2008 is expected to be approximately $1 million less than 2007. As of June 30, 2008, there has been $9.4 million contributed to the U.K. pension plans.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At June 30, 2008 and December 31, 2007 the Company had $9.3 million in Other assets and a deferred compensation liability of $12.9 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, at June 30, 2008 and December 31, 2007 the Company had $2.4 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Net income	$33.2	$22.8	$38.9	$37.4

Foreign currency translation adjustments	0.4	5.4	13.8	8.8
Net unrealized gain (loss) on derivative instruments	0.6	(0.7)	0.2	(0.9)
Pension liability adjustment	1.1	3.4	2.3	3.4

Total other comprehensive income	2.1	8.1	16.3	11.3

Comprehensive income	$35.3	$30.9	$55.2	$48.7

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity, since the Company intends to continue to reinvest these earnings.

12. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$(0.4)	$0.6	$—	$0.8
Net gain (loss) on cash flow hedges	0.4	(0.5)	—	(0.6)
Reclassification into earnings	0.2	(0.2)	0.2	(0.3)

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$0.2	$(0.1)	$0.2	$(0.1)

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Sales:
Treatment Products:
HTH Water Products	$191.6	$190.9	$289.4	$286.5
Personal Care and Industrial Biocides	87.6	82.7	168.0	159.6
Wood Protection and Industrial Coatings	132.2	115.9	247.6	207.0

Total Treatment Products	411.4	389.5	705.0	653.1
Performance Products:
Performance Urethanes	52.8	55.2	101.8	104.3
Hydrazine	5.4	4.8	9.9	9.5

Total Performance Products	58.2	60.0	111.7	113.8

Total Sales	$469.6	$449.5	$816.7	$766.9

Segment Operating Income (Loss), including equity earnings in affiliated companies:
Treatment Products:
HTH Water Products	$43.4	$42.0	$49.4	$46.5
Personal Care and Industrial Biocides	16.0	12.5	31.9	26.7
Wood Protection and Industrial Coatings	4.0	7.0	3.7	8.3

Total Treatment Products	63.4	61.5	85.0	81.5
Performance Products:
Performance Urethanes	(2.0)	4.7	(2.3)	6.7
Hydrazine	0.2	0.1	0.2	13.2

Total Performance Products	(1.8)	4.8	(2.1)	19.9
Corporate Unallocated	(5.9)	(10.6)	(15.0)	(18.8)

Total Segment Operating Income, including equity earnings in affiliated companies	55.7	55.7	67.9	82.6
Equity in earnings of affiliated companies	—	(0.2)	(0.1)	(0.2)
Restructuring and impairment	—	(15.6)	—	(15.6)

Total Operating Income	55.7	39.9	67.8	66.8
Interest expense, net	(2.7)	(3.8)	(6.0)	(8.3)

Total Income from Continuing Operations before equity in earnings of affiliated companies and taxes	$53.0	$36.1	$61.8	$58.5

Capital Spending:
Treatment Products:
HTH Water Products	$1.0	$1.9	$2.8	$3.3
Personal Care and Industrial Biocides	8.6	4.1	15.0	8.5
Wood Protection and Industrial Coatings	2.6	1.8	5.4	4.0

Total Treatment Products	12.2	7.8	23.2	15.8
Performance Products:
Performance Urethanes	0.4	0.5	1.3	1.6
Hydrazine	0.1	0.1	0.2	0.2

Total Performance Products	0.5	0.6	1.5	1.8

Total Capital Spending	$12.7	$8.4	$24.7	$17.6

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for the six months ended June 30, 2007 was a gain of $12.8 million related to the completion of a U.S. Government contract. The Company believes the exclusion of restructuring (income) expense and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

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

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. In April 2008, the DOC preliminarily determined that the rate for the Company’s supplier for this period should be reduced from 76% to 23%. Arch expects the DOC to issue its final determination for this review period in the fourth quarter of 2008. Assuming a final duty rate consistent with this determination, the Company would expect to recognize a net pre-tax benefit of approximately $8 million in the fourth quarter of 2008, consistent with its previous guidance.

In January 2008, the Company began paying cash deposits for future imports at a 20% rate. Based upon the expected level of purchases of chlorinated isos from China, the Company estimates an annual ongoing pre-tax benefit of approximately $4 to $7 million, beginning in 2008. The preliminary determination for the period of June 1, 2006 through May 31, 2007 has no impact on this rate.

An administrative review has also commenced to determine the final rate for the period of June 1, 2007 to May 31, 2008.

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In 2006, the suit was settled with the NZCC for the payment of NZ $3.7 million ($2.2 million). In a similar investigation, KAWP was granted immunity for cartel conduct under a leniency program from the Australian Competition and Consumer Commission (“ACCC”) in 2005 subject to certain conditions. In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, Koppers Arch Investments Pty Limited (“KAIP”), certain officers and employees thereof, and several other companies and individuals unrelated to the Company. The complaint alleged, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. During the six months ended June 30, 2008 the parties involved settled the matter and the case was dismissed. KANZ contributed NZ$0.2 million ($0.2 million) to the settlement, which is net of insurance proceeds and the indemnification described below. This settlement will not have a material effect on the Company’s cash flow and did not have an effect on its results of operations.

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

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named a defendant in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent and awarded €0.2 million (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €0.2 million (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer. During 2008, the finding of infringement was affirmed on appeal. Plaintiff claims its damages to be approximately €7.8 million (approximately $12.2 million) and AWP asserts that if there were patent infringement, its share of any damages should be less than €1.0 million (approximately $1.6 million). AWP intends to vigorously defend itself against the plaintiff and, if necessary, may bring claims against the manufacturer.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Along with its primary Comprehensive General Liability insurer Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. At the end of 2007, the plaintiff claimed that about 400 boats had manifested the problem, and that it had expended €3.6 million (approximately $5.7 million) to repair those boats. At June 30, 2008, ACF had €0.5 million (approximately $0.8 million) accrued for this matter. An unfavorable outcome related to this matter could have a material impact on the Company’s results of operations and cash flows.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $2.1 million accrued for the remaining open tax year. As of June 30, 2008, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $3.1 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operating sites all of which have been accrued for in the accompanying condensed consolidated financial statements. In connection with the acquisition of KAWP, the Company acquired certain environmental contingencies at current operating sites. As a result of the KAWP acquisition, the Company’s environmental liabilities increased by $2.4 million.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three and six months ended June 30, 2008.

15. Income Taxes

The total amount of unrecognized tax benefits at June 30, 2008 was $11.9 million compared to $10.9 million at December 31, 2007. The principal reason for the change was an increase in unrecognized tax benefits as a result of tax positions taken during a prior year partially offset by a decrease in unrecognized tax benefits for tax positions taken in prior years that were effectively settled during the quarter. The unrecognized tax benefits of $11.9 million will impact the company’s annual effective tax rate if recognized. The Company expects to recognize $0.1 million of the remaining $11.9 million of unrecognized tax benefits prior to June 30, 2009, upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

The Company’s federal income tax returns for 2005 and 2006 are currently under examination by the Internal Revenue Service (“IRS”). Although not currently under examination, the Company’s federal income tax returns for 1999 through 2004 remain open to possible examination and adjustment by the IRS, however, 1999 through 2002 are only open to the extent of the carryforwards generated in those years.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Sales for KAWP for the three and six months ended June 30, 2007 were $15.1 million and $28.3 million, respectively. KAWP had break-even results for the three months ended June 30, 2007 and net income of $0.4 million for the six months ended June 30, 2007. Prior to the acquisition, the Company recorded its proportionate share of the results of operations of this joint venture as a component of Equity in earnings of affiliated companies in the Condensed Consolidated Income Statement. As of July 5, 2007, the Company has consolidated the balance sheet and effectively eliminated the investment of the affiliated company from its Condensed Consolidated Balance Sheet.

During the six months ended June 30, 2008, the Company completed its purchase price allocation related to the acquisition of KAWP, which primarily resulted in the recording of $8.5 million of identifiable intangible assets, $2.4 million of contingent liabilities and an $0.8 million increase in the value of property, plant and equipment. These assets have been reclassified from the original goodwill balance. Of the $8.5 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.3 million of acquired intangible assets include customer lists of $4.1 million (15-year life) and non-compete agreements of $0.2 million (3-year life).

The supplemental cash flow information, which includes the final working capital adjustment, on the business acquired is as follows:

($ in millions)
Working Capital (including cash)	$12.1
Property, plant and equipment, net	4.1
Intangible assets	8.5
Goodwill	6.9
Non-Current Assets and Liabilities (including debt)	(10.5)
Investment & Advances—Affiliated Companies at Equity	(5.6)

Cash paid	$15.5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In millions, except per share amounts)
Sales	$469.6	$449.5	$816.7	$766.9

Gross margin	$136.7	$136.1	$230.4	$227.0
Selling and administration	74.6	76.0	150.7	148.1
Research and development	6.4	5.0	11.9	9.7
Other (gains) and losses	—	—	—	(12.8)
Restructuring	—	6.6	—	6.6
Impairment	—	8.6	—	8.6
Interest expense, net	2.7	3.8	6.0	8.3
Equity in earnings of affiliated companies	—	0.2	0.1	0.2
Income tax expense	19.8	13.9	23.0	22.2
Income from discontinued operations, net of tax	—	0.4	—	0.9

Net Income	$33.2	$22.8	$38.9	$37.4

Diluted income per common share – continuing operations	$1.33	$0.91	$1.56	$1.49

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended June 30, 2008 Compared to 2007

Sales increased $20.1 million, or approximately four percent, primarily due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”) ($18.7 million or approximately four percent). Excluding the impact of the acquisition, sales were comparable as lower volumes (approximately four percent) were offset by favorable foreign exchange (approximately three percent) and favorable pricing (approximately one percent). The lower volumes were driven by the wood protection, performance urethanes and HTH water products businesses. The higher pricing was principally driven by the performance urethanes business.

Gross margin percentage was 29.1% and 30.3% for 2008 and 2007, respectively. The decrease in margin percentage was principally driven by higher raw material costs for the performance urethanes business in excess of price increases. Included in cost of goods sold during the three months ended June 30, 2007 is $0.4 million of inventory disposal costs related to the Company’s decision to discontinue the manufacturing of its BIT molecule.

Selling and administration expenses decreased as a percentage of sales to 15.9% in 2008 from 16.9% in 2007. These expenses decreased by $1.4 million as a decrease in compensation-related expense as a result of the mark-to-market impact of the lower stock price associated with the Company’s performance-based stock awards and deferred compensation plans and lower pension expense, was partially offset by the acquisition of KAWP and the impact of foreign exchange.

Restructuring expense of $6.6 million during 2007 includes $2.6 million of severance costs principally related to headcount reductions in the industrial biocides business as a result of the Company’s decision to discontinue the manufacturing of its BIT molecule at two U.K. locations and to begin sourcing the molecule from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two U.K. locations from which the Company will no longer receive any economic benefit. Also included in restructuring expense is $0.8 million related to executive severance.

The impairment charge of $8.6 million during 2007 is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations that were impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers.

Interest expense, net, decreased $1.1 million as a result of lower cost borrowings, partially offset by higher net debt during the period.

The tax rate on income from continuing operations for the three months ended June 30, 2008 and 2007 was 37.4% and 38.3%, respectively. The total impact of restructuring expense and the impairment charge was to increase the effective tax rate by approximately four percent for the three months ended June 30, 2007. The 2008 full-year effective tax rate is estimated to be in the range of 36% to 37%, consistent with the full year 2007 effective tax rate.

Six Months Ended June 30, 2008 Compared to 2007

Sales increased $49.8 million, or approximately six percent, due in part to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($35.7 million or approximately four percent). Excluding the impact of the acquisition, sales increased $14.1 million, or approximately two percent, as favorable foreign exchange (approximately four percent) and favorable pricing (approximately one percent) were offset by a decrease in volumes (approximately three percent). The higher pricing was driven by the performance urethanes and wood protection businesses, partially offset by lower pricing in the personal care and industrial biocides businesses. The lower volumes were driven by the performance urethanes, wood protection and HTH water products businesses, partially offset by higher volumes in the personal care and industrial biocides businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gross margin percentage was 28.2% and 29.6% for 2008 and 2007, respectively. The decrease in margin percentage was principally driven by higher raw material costs for the performance urethanes and wood protection businesses in excess of price increases. The decrease in margin percentage for these businesses was partially offset by a higher margin percentage in the industrial biocides business resulting from higher volumes. Included in cost of goods sold during the six months ended June 30, 2007 is $0.4 million of inventory disposal costs related to the Company’s decision to discontinue the manufacturing of its BIT molecule.

Selling and administration expenses decreased as a percentage of sales to 18.5% in 2008 from 19.3% in 2007. These expenses increased by $2.6 million as the impact of the acquisition of KAWP and the impact of foreign exchange were partially offset by a decrease in pension expense and a decrease in compensation-related expense as a result of the mark-to-market impact of the lower stock price associated with the Company’s performance-based stock awards and deferred compensation plans.

Other (gains) and losses in 2007 represents a gain for the completion of a contract with the U.S. Government of $13.4 million, offset by estimated shutdown costs of $0.6 million.

Restructuring expense of $6.6 million during 2007 includes $2.6 million of severance costs principally related to headcount reductions in the industrial biocides business as a result of the Company’s decision to discontinue the manufacturing of its BIT molecule at two U.K. locations and to begin sourcing the molecule from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two U.K. locations from which the Company will no longer receive any economic benefit. Also included in restructuring expense is $0.8 million related to executive severance.

The impairment charge of $8.6 million in 2007 is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations that were impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers.

Interest expense, net, decreased $2.3 million as a result of the repayment of the Company’s fixed rate senior notes, that matured in 2007, with lower variable cost borrowings, partially offset by higher net debt during the period.

The tax rate on income from continuing operations for the six months ended June 30, 2008 and 2007 was 37.2% and 37.8%, respectively. The total impact of other (gains) and losses and restructuring and impairment charges was to increase the 2007 effective tax rate by approximately four percent. The 2008 full-year effective tax rate is estimated to be in the range of 36% to 37%, consistent with the full year 2007 effective tax rate.

Third Quarter and Full Year Outlook

The Company is revising its earnings forecast for the full year 2008 due to higher than expected raw material costs and lower demand from the weakening U.S. economy. These conditions are principally affecting the performance urethanes business, with significant increases in oil-based propylene and ethylene raw material costs in the first half, and the wood protection business, from continued lower demand in the U.S. for our residential products due to depressed housing and construction markets. Earnings per share for the full-year are now expected to be in the $2.20 to $2.30 per share range compared to the Company’s earlier guidance of $2.55 to $2.65. The revised estimate for the second half of the year for performance urethanes assumes that polyol volumes will decrease by ten percent from current levels, and that the cost of propylene will remain at current record levels in the third quarter and decrease by an average of approximately ten percent in the fourth quarter. Current price increases are expected to more than offset these significant raw material costs and return this business to profitability in the second half.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Full year sales are expected to increase by approximately five to six percent. Depreciation and amortization are estimated to be approximately $48 million. Capital spending is anticipated to be in the $50 to $55 million range. The effective tax rate is estimated to be in the range of 36% to 37%.

The Company anticipates earnings per share from continuing operations in the third quarter of 2008 to be in the $0.35 to $0.45 range, compared to earnings per share from continuing operations of $0.25 during the third quarter of 2007 (which excludes a charge of $0.16 per share resulting from an income tax rate change in the United Kingdom and restructuring costs). 2007 results also included $0.20 per share of higher compensation-related expense resulting from the mark-to-market impact of the increased stock price during the quarter associated with the Company’s performance-based stock awards and deferred compensation plans. The improvement in the Company’s HTH water products business will be offset by lower operating results in the wood protection business as a result of the downturn in the U.S. housing and construction markets. The Company also expects lower results from the personal care and industrial biocides businesses as a result of lower building products volumes and the timing of certain antidandruff shipments. Excluded from the 2008 guidance above is a $1.3 million pre-tax charge, or approximately $0.03 per share, related to a pension settlement to be recognized in the third quarter of 2008, associated with severance recorded in 2007. See “Cautionary Statement under Federal Securities Laws” below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Treatment Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$191.6	$190.9	$289.4	$286.5
Personal Care & Industrial Biocides	87.6	82.7	168.0	159.6
Wood Protection & Industrial Coatings	132.2	115.9	247.6	207.0

Total Treatment Products	$411.4	$389.5	$705.0	$653.1

Operating Income
HTH Water Products	$43.4	$42.0	$49.4	$46.5
Personal Care & Industrial Biocides	16.0	12.5	31.9	26.7
Wood Protection & Industrial Coatings	4.0	7.0	3.7	8.3

Total Treatment Products	$63.4	$61.5	$85.0	$81.5

Three Months Ended June 30, 2008 Compared to 2007

Sales increased $21.9 million, or approximately six percent, and operating income increased $1.9 million. The increase in sales was due principally to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($18.7 million or approximately five percent). Excluding the impact of the acquisition, sales increased $3.2 million or approximately one percent. The increase in sales was due to favorable foreign exchange (approximately four percent), partially offset by lower volumes (approximately three percent).

The increase in operating income was primarily due to the improved operating results of the personal care and industrial biocides businesses.

HTH Water Products

Sales were comparable to the second quarter of 2007 as favorable foreign exchange (approximately two percent) was offset by lower volumes (approximately two percent) in Europe and Canada, as a result of unfavorable weather patterns. Improved volumes in the domestic mass market due to favorable weather comparisons were offset by lower volumes in the repacker and professional pool dealer market. Higher pricing in South Africa was offset by lower pricing in Canada.

Operating income improved $1.4 million due to the benefit of lower antidumping duties and favorable foreign exchange. This was partially offset by higher raw material costs, lower volumes, increased costs for freight and distribution and an unscheduled plant outage in South America.

Personal Care and Industrial Biocides

Sales increased $4.9 million, or approximately six percent, principally due to favorable foreign exchange (approximately four percent), and higher volumes (approximately two percent). The higher volumes were due to increased demand for biocides used in antidandruff products, partly due to timing, and marine antifouling paints, partially offset by lower demand for industrial biocides used in building products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income increased $3.5 million, primarily due to the improved sales volumes and the benefit from the Company’s margin-improvement programs, which included improvements in customer mix and the sourcing of the BIT molecule from third-party suppliers in the industrial biocides business.

Wood Protection and Industrial Coatings

Sales increased $16.3 million, or approximately 14 percent, due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($18.7 million or approximately 16 percent). Excluding the acquisition, sales decreased by $2.4 million, or approximately two percent, as unfavorable volumes (approximately 10 percent) were mostly offset by favorable foreign exchange (approximately eight percent). In the wood protection business, lower volumes in the North American residential sector were due to the downturn in the U.S. construction market that began impacting the business in the second quarter of 2007. In the industrial coatings business, lower volumes in several Western European countries, resulting from poor economic conditions, were partially offset by increased demand in the Eastern European market.

Operating results were $3.0 million lower than the prior year as the positive contribution of the acquisition and favorable foreign exchange were more than offset by lower volumes and higher raw material costs for both businesses.

Six Months Ended June 30, 2008 Compared to 2007

Sales increased $51.9 million, or approximately eight percent, and operating income increased $3.5 million. The increase in sales was due principally to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($35.7 million or approximately five percent). Excluding the impact of the acquisition, sales increased $16.2 million or approximately three percent. The increase in sales was primarily due to favorable foreign exchange (approximately five percent), partially offset by lower volumes (approximately two percent).

The increase in operating income was primarily due to improved operating results of the personal care and industrial biocides businesses.

HTH Water Products

Sales increased $2.9 million, or approximately one percent, as favorable foreign exchange (approximately three percent) was partially offset by lower volumes (approximately two percent), primarily due to the shedding of marginal business and unfavorable weather patterns in Europe. Lower volumes in Canada due to unfavorable weather patterns were offset by improved volumes in Latin America. Improved pricing in South Africa and improved mix in Europe were offset by lower pricing in Canada.

Operating income improved $2.9 million due to the benefit of lower antidumping duties and favorable foreign exchange. This was partially offset by higher raw material costs, lower volumes and increased freight and distribution costs. Selling expenses increased as a result of unfavorable foreign exchange and were partially offset by the absence of severance costs related to the reorganization of the European operations included in the 2007 operating results.

Personal Care and Industrial Biocides

Sales increased $8.4 million, or approximately five percent, principally due to higher volumes (approximately three percent) and favorable foreign exchange (approximately three percent), partially offset by lower pricing (approximately one percent). The higher volumes resulted from increased demand for biocides used in marine antifouling paints and antidandruff products, partially offset by lower demand for industrial biocides used in building products. The lower pricing was principally related to a renewed contract with a significant customer.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income increased $5.2 million, primarily due to the improved sales volumes, the benefit from the Company’s margin-improvement programs, which included improvements in customer mix and the sourcing of the BIT molecule from third-party suppliers in the industrial biocides business, and favorable foreign exchange.

Wood Protection and Industrial Coatings

Sales increased $40.6 million, or approximately 20 percent, primarily due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($35.7 million or approximately 17 percent). Excluding the acquisition, sales increased by $4.9 million, or approximately three percent, due to favorable foreign exchange (approximately eight percent) and improved pricing (approximately one percent), partially offset by lower volumes (approximately six percent). In the wood protection business, lower volumes in the North America residential sector were due to the downturn in the U.S. construction market that began impacting the business in the second quarter of 2007. In the industrial coatings business, lower volumes in the Italian market, resulting from poor economic conditions, were partially offset by increased demand in the Eastern European market.

Operating results were $4.6 million lower than the prior year as the positive contribution of the acquisition and favorable foreign exchange were more than offset by higher raw material costs and lower sales volumes for both businesses.

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
Results of Operations
Sales
Performance Urethanes	$52.8	$55.2	$101.8	$104.3
Hydrazine	5.4	4.8	9.9	9.5

Total Performance Products	$58.2	$60.0	$111.7	$113.8

Operating income (loss)
Performance Urethanes	$(2.0)	$4.7	$(2.3)	$6.7
Hydrazine	0.2	0.1	0.2	13.2

Total Performance Products	(1.8)	4.8	(2.1)	19.9

Less: contract completion gain	—	—	—	(12.8)

Total Performance Products, excluding gain	$(1.8)	$4.8	$(2.1)	$7.1

Three Months Ended June 30, 2008 Compared to 2007

Sales decreased $1.8 million, or approximately three percent, due to lower volumes (approximately ten percent), partially offset by improved pricing (approximately seven percent). Operating results were $6.6 million lower than the prior year.

Performance Urethanes

Performance urethanes sales decreased $2.4 million, or approximately four percent, as lower volumes (approximately 12 percent) in the polyol and glycol markets principally due to the slowing U.S. economy, were partially offset by improved pricing (approximately eight percent) for polyol and glycol products. Operating results decreased $6.7 million as the improved pricing was more than offset by record raw material costs, principally propylene and ethylene, driven by crude oil prices, and lower volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Hydrazine

Hydrazine sales and operating income were comparable to the second quarter 2007.

Six Months Ended June 30, 2008 Compared to 2007

Sales decreased $2.1 million, or approximately two percent, and operating results decreased $9.2 million from prior year, excluding the gain from the completion of a contract. The decrease in sales is principally due to lower volumes (approximately ten percent), partially offset by improved pricing (approximately eight percent).

Performance Urethanes

Performance urethanes sales decreased $2.5 million (approximately two percent) as lower volumes (approximately 11 percent) were partially offset by improved pricing (approximately nine percent). The lower volumes in the polyol and glycol markets were principally due to the slowing U.S. economy. The improved pricing was for polyol and glycol products due to rising raw material prices. Operating results decreased by $9.0 million as record raw material costs, principally propylene and ethylene, driven by crude oil prices, were partially offset by the improved pricing.

Hydrazine

Hydrazine sales were comparable to the prior year. Excluding a gain of $12.8 million from the completion of a contract with the U.S. Government operating income was also comparable to prior year.

Corporate Expenses (Unallocated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(5.9)	$(10.6)	$(15.0)	$(18.8)

Three Months Ended June 30, 2008 Compared to 2007

General corporate expenses decreased principally due to lower compensation-related expense and, to a lesser extent, lower pension expense and environmental remediation costs.

Six Months Ended June 30, 2008 Compared to 2007

The decrease in unallocated corporate expenses is principally due to a decrease in incentive compensation-related expense as a result of the mark-to-market impact of the lower stock price associated with the Company’s performance-based stock awards and lower pension expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Six Months Ended June 30,
	2008	2007
	($ in millions)
Cash Flow Data
Provided By (Used For)
Accounts receivable securitization program	$74.6	$74.1
Change in working capital	(106.5)	(86.0)
Net operating activities from continuing operations	34.7	62.1
Capital expenditures	(24.7)	(17.6)
Proceeds from sale of a business	3.0	—
Proceeds from sale of land and property	0.7	2.8
Net investing activities	(21.2)	(17.0)
Debt borrowings (repayments), net	(26.0)	(53.8)
Net financing activities	(34.9)	(56.3)

Six Months Ended June 30, 2008 Compared to 2007

For the six months ended June 30, 2008, $34.7 million was provided by operating activities from continuing operations, compared to $62.1 million provided by operating activities from continuing operations during the six months ended June 30, 2007. The decrease was primarily attributable to increased incentive compensation payments under the Company’s annual and long-term incentive plans. Additionally, 2007 includes cash which was provided from the completion of a contract with the U.S. Government.

Capital expenditures for the first six months of 2008 were $7.1 million higher than 2007 principally due to increased spending for the personal care and industrial biocides businesses as a result of construction in China. Capital expenditures for 2008 are expected to be in the $50 to $55 million range.

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. During the six months ended June 30, 2008, $3.0 million of the proceeds were received. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $14.6 million of which had been received as of June 30, 2008. The balance is included in Accounts receivable, net ($1.9 million) and Other assets ($0.7 million) in the Condensed Consolidated Balance Sheet.

Proceeds from sale of land and property in 2008 represents land sold in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule. Proceeds from sale of land and property in 2007 represents the repayment of the final portion of an outstanding note from the sale of land in 2003.

Debt borrowings, net of repayments, were $27.8 million lower during the six months ended June 30, 2008 than during the six months ended June 30, 2007. In March 2007, the Series A Senior Notes of $149.0 million came due. The Company used its senior revolving credit facility (“credit facility”) to pay off the Series A notes at their maturity.

On June 13, 2008, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $9.9 million in 2008 compared to $9.7 million in 2007.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (debt/EBITDA) covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $79.0 million at June 30, 2008. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At June 30, 2008, the Company had $274.0 million of available borrowings under the credit facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with SFAS No. 133, the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. The swap agreements were recorded at their fair value of $0.3 million at June 30, 2008 and were included in Other assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in Accumulated other comprehensive loss.

The Company’s remaining senior notes contain a quarterly leverage ratio covenant of 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $53.1 million at June 30, 2008.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. During June 2008 the securitization program was extended through July 2011. At June 30, 2008, the Company sold $74.6 million of participation interests in $133.1 million of accounts receivable. The Company had not sold any participation interests in such accounts receivable at December 31, 2007 (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At June 30, 2008 the Company had $33.5 million of outstanding letters of credit and $2.6 million of outstanding letters of guarantee.

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

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, the Company concluded that it would accelerate the funding of its U.S. pension plan and, during 2007, the Company made pension contributions of $43.5 million, which included a voluntary contribution of $36.4 million. The Company’s U.S. pension plan is expected to meet the full funding phase-in threshold for 2008 under the new legislation. Although not required, it is the Company’s current intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds under the new U.S. pension legislation. The plan funding requirements are dependent on several factors, including the discount rate and investment returns. The estimated funding requirements discussed below assume that interest rates will remain at or near the levels at December 31, 2007 and that the annual rate of return on assets will be 8.50%. Based upon these assumptions, contributions for the U.S. pension plans through 2011 are expected to be in the annual range of $5 million to $10 million. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $20 million in 2008.

On July 29, 2008, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on September 15, 2008 to shareholders of record at the close of business on August 15, 2008.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The adoption of the pronouncement did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact of the SFAS No. 157 requirements which will be effective for the Company on January 1, 2009, on the Company’s results of operations and financial position.

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

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of growth in U.S. and European economies; increases in interest rates; economic conditions in Asia; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material and energy costs and availability for certain chemical product lines; a change in the antidumping duties on certain products; price increases due to changes in Chinese taxes related to exports from China; increased foreign competition in the calcium hypochlorite markets; inability to obtain transportation for our chemicals; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; and gains or losses on derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 60 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2008 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and cash flows by approximately $0.7 million.

Foreign Currency Risk

At June 30, 2008 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $11.1 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $13.8 million. The fair value of these forward contracts is included in Other Current Assets and Accrued Liabilities, respectively.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2.0 million to $3.0 million related to the unhedged portion. Any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations for interim periods in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge approximately 50 percent of the Company’s rolling twelve-month copper requirements. At June 30, 2008, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of propylene would decrease the Company’s annual results of operations and annual cash flows between $3 million and $4 million. Holding other variables constant, a 10 percent adverse change in the price of copper and resins would decrease the Company’s annual results of operations and annual cash flows between $2 million and $3 million each. Holding other variables constant, a 10 percent adverse change in the price of chromic acid, MEA, and natural gas would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million each.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 25, 2008. Of the 24,858,686 shares of common stock entitled to vote at such meeting, at least 23,639,889 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors William A. Powell as a Class I director with a term expiring in 2009 and Michael E. Campbell and David Lilley as Class III directors with terms expiring in 2011. Votes cast for and votes withheld in the election of Directors were as follows:

	FOR	WITHHELD
William H. Powell	21,659,795	1,980,094
Michael E. Campbell	22,028,961	1,610,928
David Lilley	22,129,647	1,510,242

There were no abstentions or broker non-votes.

The shareholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for 2008. Voting for the resolution ratifying the appointment were 23,289,514 shares. Voting against were 298,079 shares. Abstaining were 52,296 shares. There were no broker non-votes.

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

ARCH CHEMICALS, INC.
(Registrant)

August 4, 2008	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.