Form 10-Q
period 2008-09-30
ARCH CHEMICALS INC
filed 2008-11-10
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $1 par value per share	24,886,444 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57.5	$73.7
Accounts receivable, net	184.1	182.7
Short-term investment	67.9	64.1
Inventories, net	199.8	207.1
Other current assets	27.0	31.6

Total current assets	536.3	559.2
Investments and advances - affiliated companies at equity	1.8	1.9
Property, plant and equipment, net	214.0	201.4
Goodwill	196.5	206.8
Other intangibles	143.4	149.6
Other assets	70.2	75.3

Total assets	$1,162.2	$1,194.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$22.4	$29.1
Current portion of long-term debt	62.0	0.3
Accounts payable	182.9	199.5
Accrued liabilities	81.1	108.0

Total current liabilities	348.4	336.9
Long-term debt	118.6	178.8
Other liabilities	183.4	204.1

Total liabilities	650.4	719.8
Commitments and contingencies Shareholders’ equity:
Common stock, par value $1 per share,
Authorized 100.0 shares:
24.8 shares issued and outstanding (24.7 in 2007)	24.8	24.7
Additional paid-in capital	455.4	451.6
Retained earnings	87.9	47.0
Accumulated other comprehensive loss	(56.3)	(48.9)

Total shareholders’ equity	511.8	474.4

Total liabilities and shareholders’ equity	$1,162.2	$1,194.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$367.9	$376.5	$1,184.6	$1,143.4
Cost of goods sold	258.7	273.3	845.0	813.2
Selling and administration	74.9	84.5	225.6	232.6
Research and development	5.1	5.1	17.0	14.8
Other (gains) and losses	—	—	—	(12.8)
Restructuring expense	1.3	0.9	1.3	7.5
Impairment charge	—	—	—	8.6
Interest expense	2.8	3.7	9.7	13.0
Interest income	1.6	0.6	2.5	1.6

Income from continuing operations before equity in earnings of affiliated companies and taxes	26.7	9.6	88.5	68.1
Equity in earnings of affiliated companies	0.1	0.1	0.2	0.3
Income tax expense	9.8	7.4	32.8	29.6

Income from continuing operations	17.0	2.3	55.9	38.8
Income from discontinued operations, net of tax	—	—	—	0.9
Loss on sale of discontinued operations, net of tax	—	(14.9)	—	(14.9)

Net income (loss)	$17.0	$(12.6)	$55.9	$24.8

Basic income (loss) per common share:
Continuing operations	$0.68	$0.09	$2.25	$1.59
Discontinued operations	—	—	—	0.03
Loss on sale of discontinued operations	—	(0.61)	—	(0.61)

Basic income (loss) per common share	$0.68	$(0.52)	$2.25	$1.01

Diluted income (loss) per common share:
Continuing operations	$0.68	$0.09	$2.24	$1.58
Discontinued operations	—	—	—	0.03
Loss on sale of discontinued operations	—	(0.60)	—	(0.60)

Diluted income (loss) per common share	$0.68	$(0.51)	$2.24	$1.01

Weighted average common shares outstanding:
Basic	24.8	24.6	24.8	24.4

Diluted	25.0	24.8	25.0	24.6

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$55.9	$24.8
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Income from discontinued operations	—	(0.9)
Loss on sale of discontinued operations	—	14.9
Equity in earnings of affiliates	(0.2)	(0.3)
Depreciation and amortization	33.7	33.7
Deferred taxes	12.9	10.2
Other (gains) and losses	—	(12.8)
Restructuring (payments) expense, net	(0.7)	2.6
Impairment charge	—	8.6
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	—	—
Receivables	(12.5)	(1.3)
Inventories	2.3	(22.2)
Other current assets	0.7	(1.5)
Accounts payable and accrued liabilities	(34.9)	7.4
Noncurrent liabilities	(8.2)	(27.0)
Other operating activities	(10.6)	10.5

Net operating activities from continuing operations	38.4	46.7
Cash flows of discontinued operations	—	(1.2)

Net operating activities	38.4	45.5

Investing activities
Capital expenditures	(41.3)	(27.9)
Businesses acquired in purchase transaction	(0.2)	(14.3)
Proceeds from sale of a business	3.7	9.6
Proceeds from sale of land and property	0.7	2.8
Other investing activities	—	(1.9)
Cash flows of discontinued operations	—	—

Net investing activities	(37.1)	(31.7)

Financing activities
Long-term debt borrowings	60.0	150.0
Long-term debt repayments	(58.6)	(190.1)
Short-term debt borrowings (repayments), net	(5.1)	6.1
Dividends paid	(15.0)	(14.7)
Proceeds from stock options exercised and other financing activities	1.1	15.0
Cash flows of discontinued operations	—	(0.8)

Net financing activities	(17.6)	(34.5)

Effect of exchange rate changes on cash and cash equivalents	0.1	1.6

Net decrease in cash and cash equivalents	(16.2)	(19.1)
Cash and cash equivalents, beginning of year	73.7	82.4

Cash and cash equivalents, end of period	$57.5	$63.3

Supplemental cash flow information
Income taxes, net	$19.5	$12.1

Interest paid	$10.9	$18.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2007. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

2. Share-Based Compensation

The Company accounts for its four stock-based compensation plans in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The following table summarizes stock option activity for the nine months ended September 30, 2008 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2007	487	$20.91	$17.38 — 31.92
Options exercised	115	21.53	17.38 — 31.92
Options expired or cancelled	38	31.56	18.22 — 31.92

Balance, September 30, 2008	334	$19.46	$17.38 — 23.00

The following table summarizes information about stock options outstanding at September 30, 2008 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 — $23.00	334	2 years	$19.46

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $1.5 million and $7.8 million, respectively.

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

The Company accounts for the portion of the award to be settled in shares as an equity-based award in accordance with SFAS No. 123(R), which requires share-based compensation cost to be measured at the grant date, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the date of grant or the date the amended awards are approved. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of September 30, 2008, there were 568,000 performance awards granted; of these awards approximately 196,000 will be paid out in shares of Company stock, if earned. The grant date fair value was $7.1 million.

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

Total compensation expense of $1.9 million and $3.4 million and $8.3 million and $12.2 million was recognized for the three and nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $9.7 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the nine months ended September 30, 2008 (number of awards in thousands):

Performance Awards
Balance, December 31, 2007	843
Awarded	218
Paid out	483
Cancelled or forfeited	10

Balance, September 30, 2008	568

As of September 30, 2008 the closing stock price was $35.30. As of September 30, 2008, these outstanding awards have not yet vested.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of stock options, and of performance and service awards which will be settled in shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Basic	24.8	24.6	24.8	24.4
Common equivalent shares from stock options, performance and service awards using the treasury stock method	0.2	0.2	0.2	0.2

Diluted	25.0	24.8	25.0	24.6

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. In June 2008, the securitization program was extended through July 2011. At both September 30, 2008 and December 31, 2007, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. During the year, these sales have been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

ACRC retains an interest in the pool of receivables purchased from the Company to the extent the receivables are not purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $67.9 million and $64.1 million at September 30, 2008 and December 31, 2007, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.4 million at September 30, 2008 and $0.9 million at December 31, 2007) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three and nine months ended September 30, 2008 and 2007 of $0.5 million and $1.2 million and $0.7 million and $2.0 million, respectively, are included in Selling and administration expense in the accompanying Condensed Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is based on the cost of commercial paper issued by Three Pillars plus a margin. During June 2008, in conjunction with the extension of the securitization program, the margin was changed to approximately 0.8%. Prior to the extension of the program, the margin was approximately 0.4%. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Inventories

($ in millions)	September 30, 2008	December 31, 2007
Raw materials and supplies	$69.5	$68.2
Work in process	12.9	8.8
Finished goods	176.9	188.9

Inventories, gross	259.3	265.9
LIFO reserve	(59.5)	(58.8)

Inventories, net	$199.8	$207.1

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2008 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2008.

6. Discontinued Operations

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As of September 30, 2008, the Company has received $15.3 million of the total proceeds with the balance included in Accounts receivable, net ($1.2 million) and Other assets ($0.7 million) in the Condensed Consolidated Balance Sheet.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2007	$39.0	$85.6	$77.8	$202.4	$4.4	$206.8
Post acquisition adjustment	(0.2)	—	(7.0)	(7.2)	—	(7.2)
Foreign exchange and other	(0.5)	(2.6)	—	(3.1)	—	(3.1)

Balance, September 30, 2008	$38.3	$83.0	$70.8	$192.1	$4.4	$196.5

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008			December 31, 2007
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	84.4	31.0	53.4	84.9	27.2	57.7
Toxicology database	16.9	5.2	11.7	18.0	4.6	13.4
Developed technology	15.5	4.1	11.4	16.4	3.5	12.9
Other	8.9	6.3	2.6	8.8	5.0	3.8

Total amortizable other intangibles	125.9	46.8	79.1	128.3	40.5	87.8
Total non-amortizable other intangibles — trademarks	64.7	0.4	64.3	62.2	0.4	61.8

Total other intangibles	$190.6	$47.2	$143.4	$190.5	$40.9	$149.6

During the nine months ended September 30, 2008, the Company recorded identifiable intangible assets of $8.5 million to reflect the purchase price allocation of the acquisition of KAWP. These assets have been reclassified from the original goodwill balance. Of the $8.5 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.3 million of acquired intangible assets include customer lists of $4.1 million (15-year life) and non-compete agreements of $0.2 million (three year life).

Amortization expense for the three and nine months ended September 30, 2008 and 2007 was $2.6 million and $7.8 million and $2.6 million and $7.6 million, respectively. Estimated amortization expense is $10.5 million for the year ended December 31, 2008, $9.7 million for the year ended December 31, 2009, $9.6 million for the year ended December 31, 2010 and $9.4 million for each of the years ended December 31, 2011 and December 31, 2012. As a result of the October 2008 acquisition of the water treatment chemicals business of Advantis Technologies, Inc. (“Advantis”), the estimated amortization expense will be revised as the Company completes the valuation of identifiable intangible assets. See Note 17 for further discussion.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2008, the Company completed these procedures and concluded that no impairment existed as of January 1, 2008.

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains quarterly leverage and interest coverage covenants. Leverage (debt/EBITDA) cannot exceed 3.5 and interest coverage (EBITDA/total interest expense) cannot be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations. This limitation was $82.9 million at September 30, 2008. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.100% at September 30, 2008). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.4% at September 30, 2008). There was $118.5 million outstanding under the credit facility at September 30, 2008 and $115.0 million outstanding at December 31, 2007.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used its unsecured $350.0 million senior revolving credit facility to pay off the Series A notes in March 2007. The Company’s remaining senior notes contain a quarterly leverage ratio covenant not to exceed 3.5 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a fixed charge coverage ratio covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $57.0 million at September 30, 2008.

At September 30, 2008, the Company had $32.7 million of outstanding letters of credit and $2.3 million of outstanding letters of guarantee.

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. See Note 9 for further discussion.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. See Note 17 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency. Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2008. During the three and nine months ended September 30, 2008 and 2007, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges; the remainder of the foreign currency contracts did not meet the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to qualify for effective hedge accounting.

At September 30, 2008, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $5.2 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.2 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

Debt and Interest

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility (see Note 8) to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with SFAS No. 133, the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. The swap agreements are recorded at their fair value of $0.2 million at September 30, 2008 and were included in Other assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in Accumulated other comprehensive loss (see Note 12).

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. See Note 17 for further discussion.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of September 30, 2008 and 2007, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Arch U.S. Pension Plans	2008	2007	2008	2007
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.0	$1.9	$5.6	$5.7
Interest cost on the projected benefit obligation	4.5	4.0	13.1	12.2
Expected return on plan assets	(4.9)	(3.7)	(14.5)	(11.2)
Curtailment/Settlement	1.3	—	1.3	0.3
Recognized actuarial loss	0.8	1.2	2.5	3.8

Net periodic benefit cost	$3.7	$3.4	$8.0	$10.8

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Arch U.S. Postretirement Plan	2008	2007	2008	2007
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1	$0.3	$0.4
Interest cost on the projected benefit obligation	0.2	0.2	0.7	0.6
Amortization of prior service cost	—	—	(0.2)	(0.1)
Recognized actuarial loss	—	0.1	0.2	0.3

Net periodic benefit cost	$0.3	$0.4	$1.0	$1.2

Included in Restructuring expense during the three and nine months ended September 30, 2008 is a $1.3 million charge related to a pension settlement associated with severance recorded in 2007.

During the third quarter of 2008 the Company made pension contributions of $3.0 million. The Company does not expect to make additional contributions in 2008. It has been the Company’s intention to fund above the minimum requirements in the future in order to continue to meet the full funding phase-in thresholds under the new U.S. pension legislation. The funding requirements are dependent on several factors, including the discount rate and investment returns. Based upon the assumption that interest rates will remain at or near the levels at December 31, 2007 and that the annual rate of return on assets will be 8.50%, the Company expects contributions for the U.S. pension plans through 2011 to be in the annual range of $5 million to $10 million. Given the extreme volatility in the financial markets, the Company will reassess its voluntary funding plans once year-end asset levels and interest rates are known. It is possible that the Company will decide not to meet the full funding phase-in thresholds and that the funding requirements may be significantly higher than previous expectations. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2008 is expected to be approximately $3 million less than in 2007.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hickson U.K. Pension Plans

As of September 30, 2008 and 2007, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.4	$0.6	$1.2	$1.8
Interest cost on the projected benefit obligation	5.7	5.7	17.7	16.9
Expected return on plan assets	(5.1)	(4.9)	(15.6)	(14.6)
Recognized actuarial loss	0.8	1.3	2.4	3.8

Net periodic benefit cost	$1.8	$2.7	$5.7	$7.9

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $20 million in 2008 (which is comparable to 2007). As of September 30, 2008, there has been $14.2 million contributed to the U.K. pension plans. The Company is evaluating its funding requirements beyond 2008 for its U.K. pension plans, but does not currently believe that they will be materially different than 2008. Pension expense in 2008 is expected to be approximately $1 million less than 2007.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At September 30, 2008 the Company had $8.9 million in Other assets and a deferred compensation liability of $11.1 million in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2007 the Company had $9.3 million in Other assets and a deferred compensation liability of $12.9 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million and $2.4 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at September 30, 2008 and December 31, 2007, respectively.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Net income (loss)	$17.0	$(12.6)	$55.9	$24.8

Foreign currency translation adjustments	(25.2)	24.4	(11.4)	33.2
Net unrealized gain (loss) on derivative instruments	0.4	0.4	0.6	(0.5)
Pension liability adjustment	1.1	1.7	3.4	5.1

Total other comprehensive (loss) income	(23.7)	26.5	(7.4)	37.8

Comprehensive (loss) income	$(6.7)	$13.9	$48.5	$62.6

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity, since the Company intends to continue to reinvest these earnings.

12. Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$0.2	$(0.1)	$—	$0.8
Net gain (loss) on cash flow hedges	0.4	0.1	0.4	(0.5)
Reclassification into earnings	—	0.3	0.2	—

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$0.6	$0.3	$0.6	$0.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2008	2007	2008	2007
Sales:
Treatment Products:
HTH Water Products	$111.9	$108.6	$401.3	$395.1
Personal Care and Industrial Biocides	78.8	84.2	246.8	243.8
Wood Protection and Industrial Coatings	120.2	124.5	367.8	331.5

Total Treatment Products	310.9	317.3	1,015.9	970.4
Performance Products:
Performance Urethanes	52.5	55.2	154.3	159.5
Hydrazine	4.5	4.0	14.4	13.5

Total Performance Products	57.0	59.2	168.7	173.0

Total Sales	$367.9	$376.5	$1,184.6	$1,143.4

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Treatment Products:
HTH Water Products	$17.3	$6.4	$66.7	$52.9
Personal Care and Industrial Biocides	12.3	15.1	44.2	41.8
Wood Protection and Industrial Coatings	1.6	4.6	5.3	12.9

Total Treatment Products	31.2	26.1	116.2	107.6
Performance Products:
Performance Urethanes	5.7	3.3	3.4	10.0
Hydrazine	—	—	0.2	13.2

Total Performance Products	5.7	3.3	3.6	23.2
Corporate Unallocated	(7.6)	(15.7)	(22.6)	(34.5)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	29.3	13.7	97.2	96.3
Equity in Earnings of Affiliated Companies	(0.1)	(0.1)	(0.2)	(0.3)
Restructuring and impairment	(1.3)	(0.9)	(1.3)	(16.5)

Total Operating Income	27.9	12.7	95.7	79.5
Interest expense, net	(1.2)	(3.1)	(7.2)	(11.4)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$26.7	$9.6	$88.5	$68.1

Capital Spending:
Treatment Products:
HTH Water Products	$6.7	$2.6	$9.5	$5.9
Personal Care and Industrial Biocides	7.8	5.4	22.8	13.9
Wood Protection and Industrial Coatings	1.4	1.7	6.8	5.7

Total Treatment Products	15.9	9.7	39.1	25.5
Performance Products:
Performance Urethanes	0.7	0.6	2.0	2.2
Hydrazine	—	—	0.2	0.2

Total Performance Products	0.7	0.6	2.2	2.4

Total Capital Spending	$16.6	$10.3	$41.3	$27.9

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other (gains) and losses that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for the nine months ended September 30, 2007 was a gain of $12.8 million related to the completion of a U.S. Government contract. Included in the HTH water products operating income for the three and nine months ended September 30, 2008 is a benefit of $11.5 million related to the favorable antidumping duty ruling for the review period of June 1, 2006 through May 31, 2007. The Company believes the exclusion of restructuring (income) expense and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

14. Commitments and Contingencies

In May 2005, the U.S. Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to the ruling are expected to be approximately $11 million. The DOC’s determination was appealed to the Court of International Trade (“CIT”) which has delayed the processing of the full cash refund the Company was expecting to receive in 2008. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The DOC has determined that the final rate for the Company’s supplier for this period should be reduced from 76% to less than 1%. As a result, the Company recorded a pre-tax benefit of $12.7 million in the third quarter of 2008 (which included $1.2 million of interest income). A notice of appeal has been filed with the CIT contesting the DOC’s determination. The appeal will likely delay the cash refund of the duty to the Company until the appeal is completed.

Based upon the final determination for the period of June 1, 2006 through May 31, 2007, the Company has begun paying cash deposits for future imports at a rate of approximately 1%.

An administrative review has also commenced to determine the final rate for the period June 1, 2007 to May 31, 2008.

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In 2006, the suit was settled with the NZCC for the payment of NZ $3.7 million ($2.2 million). In a similar investigation, KAWP was granted immunity for cartel conduct under a leniency program from the Australian Competition and Consumer Commission (“ACCC”) in 2005 subject to certain conditions. In August 2008, the ACCC advised KAWP that its investigation had been completed, that the conditions had been met, and that the grant of immunity was now unconditional. In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, Koppers Arch Investments Pty Limited (“KAIP”), certain officers and employees thereof, and several other companies and individuals unrelated to the Company. The complaint alleged, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. During the nine months ended September 30, 2008 the parties involved settled the matter and the case was

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

dismissed. KANZ contributed NZ$0.2 million ($0.2 million) to the settlement, which is net of insurance proceeds and the indemnification described below. This settlement will not have a material effect on the Company’s cash flow and did not have an effect on its results of operations.

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

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named a defendant in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent and awarded €0.2 million (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €0.2 million (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer. During 2008, the finding of infringement was affirmed on appeal. Plaintiff claims its damages to be approximately €7.8 million (approximately $11.4 million) and AWP asserts that if there were patent infringement, its share of any damages should be less than €1.0 million (approximately $1.5 million). The damages trial is scheduled for January 2009. AWP intends to vigorously defend itself against the plaintiff and, if necessary, may bring claims against the manufacturer.

Along with its primary Comprehensive General Liability (“CGL”) insurer Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. At the end of 2007, the plaintiff claimed that about 400 boats had manifested the problem, and that it had expended €3.6 million (approximately $5.3 million) to repair those boats. At September 30, 2008, ACF had €0.5 million (approximately $0.7 million) accrued for this matter. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. An unfavorable outcome related to this matter could have a material impact on the Company’s results of operations and cash flows.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims have been settled. The Company has $1.8 million accrued for the remaining open tax year. As of September 30, 2008, the Company had estimated contingent liabilities related to the claims of approximately $0.3 million.

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

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operation sites all of which have been accrued for in the accompanying condensed consolidated financial statements. In connection with the acquisition of KAWP, the Company acquired certain environmental contingencies at current operating sites. As a result of the KAWP acquisition, the Company’s environmental liabilities increased by approximately $2 million.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of the other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorable against the Company.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in status of such items, other than those described above, during the three and nine months ended September 30, 2008.

15. Income Taxes

The total amount of unrecognized tax benefits at September 30, 2008 was $12.0 million compared to $10.9 million at December 31, 2007. The principal reason for the change was an increase in unrecognized tax benefits as a result of tax positions taken during a prior year partially offset by a decrease in unrecognized tax benefits for tax positions taken in prior years that were effectively settled during the second quarter. The unrecognized tax benefits of $12.0 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $0.1 million of the remaining $12.0 million of unrecognized tax benefits prior to September 30, 2009, upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

The Company’s federal income tax returns for 2005 and 2006 are currently under examination by the Internal Revenue Service (“IRS”). Although not currently under examination, the Company’s federal income tax returns for 1999 through 2004 remain open to possible examination and adjustment by the IRS, however, 1999 through 2004 are only open to the extent of the carryforwards generated in those years.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16. Acquisition of KAWP

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

Sales for KAWP for the nine months ended September 30, 2007 were $45.0 million. Net income for KAWP for the nine months ended September 30, 2007 was $1.2 million. Prior to the acquisition, the Company recorded its proportionate share of the results of operations of this joint venture as a component of Equity in earnings of affiliated companies in the Condensed Consolidated Income Statement. As of July 5, 2007, the Company has consolidated the balance sheet and effectively eliminated the investment of the affiliated company from its Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2008, the Company completed its purchase price allocation related to the acquisition of KAWP, which primarily resulted in the recording of $8.5 million of identifiable intangible assets, $2.4 million of contingent liabilities and an $0.8 million increase in the value of property, plant and equipment. These assets have been reclassified from the original goodwill balance. Of the $8.5 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.3 million of acquired intangible assets include customer lists of $4.1 million (15-year life) and non-compete agreements of $0.2 million (3-year life).

The supplemental cash flow information, which includes the final working capital adjustment, on the business acquired is as follows:

($ in millions)
Working Capital (including cash)	$12.1
Property, plant and equipment, net	4.1
Intangible assets	8.5
Goodwill	6.9
Non-Current Assets and Liabilities (including debt)	(10.5)
Investment & Advances—Affiliated Companies at Equity	(5.6)

Cash paid	$15.5

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17. Subsequent Events

Acquisition

On October 10, 2008 the Company completed the acquisition of the water treatment chemicals business of Advantis, a North American manufacturer and marketer of branded swimming pool, spa and surface water treatment chemicals. The total purchase price, which is subject to the finalization of a post-closing working capital adjustment, is approximately $124 million. The acquisition was financed by borrowings from the Company’s existing credit facility. Sales for Advantis for the year ended December 31, 2007 were approximately $71 million. Earnings before interest, income taxes, depreciation and amortization for the year ended December 31, 2007 was approximately $12 million.

Interest Rate Swap

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. In accordance with SFAS No. 133, the Company has designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. Through the Company’s HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring expense and impairment expense. The Company includes the equity in earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity in earnings are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(In millions, except per share amounts)
Sales	$367.9	$376.5	$1,184.6	$1,143.4

Gross margin	$109.2	$103.2	$339.6	$330.2
Selling and administration	74.9	84.5	225.6	232.6
Research and development	5.1	5.1	17.0	14.8
Other (gains) and losses	—	—	—	(12.8)
Restructuring	1.3	0.9	1.3	7.5
Impairment	—	—	—	8.6
Interest expense, net	1.2	3.1	7.2	11.4
Equity in earnings of affiliated companies	0.1	0.1	0.2	0.3
Income tax expense	9.8	7.4	32.8	29.6
Income from discontinued operations, net of tax	—	—	—	0.9
Loss on sale of discontinued operations, net of tax	—	(14.9)	—	(14.9)

Net Income (Loss)	$17.0	$(12.6)	$55.9	$24.8

Diluted income per common share — continuing operations	$0.68	$0.09	$2.24	$1.58

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2008 Compared to 2007

Sales decreased $8.6 million, or two percent, as lower volumes (nine percent) were partially offset by favorable pricing (five percent) and favorable foreign exchange (two percent). The lower volumes were primarily driven by the performance urethanes, wood protection and industrial biocides businesses. The higher pricing was principally driven by the performance urethanes business and, to a lesser extent, the wood protection business.

Gross margin percentage was 29.7% and 27.4% for 2008 and 2007, respectively. The 2008 gross margin includes an $11.5 million benefit related to a final determination from the U.S. Department of Commerce (“DOC”) which reduced the antidumping duty rate from the Company’s supplier of chlorinated isocyanurates (“isos”) from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. The impact of the favorable antidumping duty ruling increased gross margin by approximately 320 basis points. The margin improvement due to the ruling and price increases for the performance urethanes business in excess of higher raw material costs were partially offset by higher raw material costs for the industrial biocides and wood protection businesses.

Selling and administration expenses decreased as a percentage of sales to 20.4% in 2008 from 22.4% in 2007. The $9.6 million decrease was principally due to lower compensation and pension expense. The lower compensation-related expense was a result of the mark-to-market impact of the higher stock price during the third quarter of 2007 associated with the Company’s performance-based stock awards and deferred compensation plans.

Restructuring expense during 2008 relates to a pension settlement associated with executive severance recorded in 2007. Restructuring expense during 2007 represents severance costs related to additional headcount reductions in the industrial biocides business resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule (“BIT restructuring”) at two United Kingdom (“U.K.”) manufacturing locations and begin sourcing from third-party suppliers.

Interest expense, net, decreased $1.9 million as the Company recorded interest income of $1.2 million related to the final determination from the DOC for the second period of review. Additionally, interest expense decreased as a result of lower cost borrowings, partially offset by higher net debt during the period.

The tax rate on income from continuing operations for the three months ended September 30, 2008 and 2007 was 36.6% and 76.3%, respectively. In the third quarter of 2007, legislation was finalized in the U.K. which reduced the corporate tax rate from 30% to 28%. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in the three months ended September 30, 2007, is $3.0 million of non-cash tax expense that represents the reduction of a tax benefit related to the U.K. pension liabilities, previously recorded directly through equity. The original tax benefit was not recorded in the income statement. The 2008 full-year effective tax rate is estimated to be in the range of 36% to 37%, consistent with the full year 2007 effective tax rate.

The Loss on sale of discontinued operations, net, during the three months ended September 30, 2007 relates to the sale of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction principally due to the recognition of historical foreign currency translation losses.

Nine Months Ended September 30, 2008 Compared to 2007

Sales increased $41.2 million, or four percent, primarily due to the acquisition in July 2007 of the remaining 51 percent share of the Company’s Australian joint venture Koppers Arch Wood Protection (Aust) Pty Ltd. (“KAWP”) ($35.7 million or three percent). Excluding the impact of the acquisition, sales increased $5.5 million, or one percent, as favorable foreign exchange (three percent) and favorable pricing (three percent) were offset by a

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

decrease in volumes (five percent). The higher pricing was driven by the performance urethanes and wood protection businesses. The lower volumes were driven by the performance urethanes, wood protection and HTH water products businesses.

Gross margin percentage was 28.7% and 28.9% for 2008 and 2007, respectively. The 2008 gross margin includes an $11.5 million benefit related to the final determination from the DOC which reduced the antidumping duty rate from the Company’s supplier of isos from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. The impact of the favorable antidumping duty ruling increased gross margin by approximately 100 basis points. Excluding the impact of the ruling, the margin percentage decreased due principally to higher raw material costs for the performance urethanes and wood protection businesses in excess of price increases. Included in Cost of goods sold during the nine months ended September 30, 2007 is $0.4 million of inventory disposal costs related to the Company’s decision to discontinue the manufacturing of its BIT molecule.

Selling and administration expenses decreased as a percentage of sales to 19.0% in 2008 from 20.3% in 2007. These expenses decreased by $7.0 million due to lower compensation-related expense as a result of the mark-to-market impact of the higher stock price during the nine months ended September 30, 2007 associated with the Company’s performance-based stock awards and deferred compensation plans. Lower pension expense was partially offset by the impact of the acquisition of KAWP and foreign exchange.

Other (gains) and losses in 2007 represents a gain for the completion of a contract with the U.S. Government of $13.4 million, offset by estimated shutdown costs of $0.6 million.

Restructuring expense during 2008 relates to a pension settlement associated with executive severance which was recorded in 2007. Restructuring expense of $7.5 million during 2007 includes $4.3 million of severance costs principally related to headcount reductions in the industrial biocides business as a result of the Company’s decision to discontinue the manufacturing of its BIT molecule at two U.K. locations and to begin sourcing the molecule from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two U.K. locations from which the Company will no longer receive any economic benefit. Also included in restructuring expense is $0.9 million related to executive severance.

The impairment charge of $8.6 million in 2007 is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations that were impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers.

Interest expense, net, decreased $4.2 million primarily as a result of the repayment of the Company’s fixed rate senior notes, that matured in 2007, with lower variable cost borrowings, partially offset by higher net debt during the period. Additionally, during the nine months ended September 30, 2008 the Company recorded interest income of $1.2 million related to the final determination from the DOC for the second period of review.

The tax rate on income from continuing operations for the nine months ended September 30, 2008 and 2007 was 37.0% and 43.3%, respectively. In the third quarter of 2007, legislation was finalized in the U.K. which reduced the corporate tax rate from 30% to 28%. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in the nine months ended September 30, 2007, is $3.0 million of non-cash tax expense that represents the reduction of a tax benefit related to the U.K. pension liabilities, previously recorded directly through equity. The original tax benefit was not recorded in the income statement. Additionally, the net impact of Other (gains) and losses and the restructuring and impairment charges was to increase the effective tax rate by approximately three percent for the nine months ended September 30, 2007. The 2008 full-year effective tax rate is estimated to be in the range of 36% to 37%, consistent with the full year 2007 effective tax rate.

Income from discontinued operations, net, during the nine months ended September 30, 2007 represents the results of operations for the non-strategic performance urethanes business in Venezuela, until its sale in September 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Loss on sale of discontinued operations, net, during the nine months ended September 30, 2007 relates to the sale of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction principally due to the recognition of historical foreign currency translation losses.

Fourth Quarter and Full Year Outlook

The Company reaffirms its forecast of earnings from continuing operations for the full year 2008 to be in the range of $2.20 to $2.30 per share. The accretive impact of the acquisition of the water treatment chemicals business of Advantis Technologies, Inc. (see Note 17) and improved operating results of the performance urethanes business are expected to be offset by the increasingly challenging market environment and weak demand for global wood protection products. Excluded from the guidance is a $1.3 million pre-tax charge, or approximately $0.03 per share, related to a pension settlement recognized in the third quarter of 2008, associated with executive severance recorded in 2007.

Full year sales are now expected to increase by approximately two percent. The decrease from previous guidance is due to lower volumes and unfavorable foreign exchange partially offset by the favorable impact of the Advantis acquisition. Depreciation and amortization are estimated to be approximately $48 million. Capital spending is anticipated to be in the range of $50 to $55 million. The effective tax rate is estimated to be 36% to 37%.

The Company anticipates (loss) earnings per share from continuing operations in the fourth quarter of 2008 to be in the range of $(0.07) to $0.03, compared to earnings per share from continuing operations of $0.42 during the fourth quarter of 2007, which included a net benefit of $0.30 per share from the favorable antidumping duty ruling for the period from December 16, 2004 to May 31, 2006. In addition, the fourth quarter of 2007 included a benefit of approximately $0.15 per share related to the mark-to-market impact on compensation expense for share-based compensation plans and a net charge of $0.01 for special items. See “Cautionary Statement under Federal Securities Laws” below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Treatment Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$111.9	$108.6	$401.3	$395.1
Personal Care & Industrial Biocides	78.8	84.2	246.8	243.8
Wood Protection & Industrial Coatings	120.2	124.5	367.8	331.5

Total Treatment Products	$310.9	$317.3	$1,015.9	$970.4

Operating Income
HTH Water Products	$17.3	$6.4	$66.7	$52.9
Personal Care & Industrial Biocides	12.3	15.1	44.2	41.8
Wood Protection & Industrial Coatings	1.6	4.6	5.3	12.9

Total Treatment Products	$31.2	$26.1	$116.2	$107.6

Three Months Ended September 30, 2008 Compared to 2007

Sales decreased $6.4 million, or two percent, and operating income increased $5.1 million. The decrease in sales was due to lower volumes (seven percent), mostly offset by improved pricing (three percent) and favorable foreign exchange (two percent).

The increase in operating income was due to the $11.5 million benefit in HTH water products related to the final determination from the DOC which reduced the antidumping duty rate from the Company’s supplier of isos from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. This benefit was partially offset by lower operating results for the wood protection and industrial coatings and personal care and industrial biocides businesses.

HTH Water Products

Sales increased $3.3 million, or three percent, as improved pricing (two percent) in Latin America and South Africa and favorable foreign exchange (two percent) were partially offset by lower volumes (one percent). The lower volumes were due to unfavorable weather patterns in Latin America and Europe, mostly offset by increased demand in North America for products sold to repackers for private label products.

Operating income improved $10.9 million principally due to the benefit related to the favorable antidumping duty ruling for the June 1, 2006 to May 31, 2007 review period. The improved pricing and favorable foreign exchange were offset by higher freight and distribution costs.

Personal Care and Industrial Biocides

Sales decreased $5.4 million, or six percent, due to lower volumes (nine percent), partially offset by improved pricing (two percent) and favorable foreign exchange (one percent). Lower volumes for biocides used in building products, due to the downturn in the U.S. construction market, and biocides used in personal care applications, partly due to timing, were partially offset by improved pricing principally for health and hygiene products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income decreased $2.8 million as lower volumes and higher raw material costs were partially offset by improved pricing and the benefit from the Company’s margin-improvement programs, which included optimizing customer mix and sourcing of the BIT molecule from third-party suppliers in the industrial biocides business.

Wood Protection and Industrial Coatings

Sales decreased $4.3 million, or three percent, as unfavorable volumes (11 percent) were partially offset by improved pricing (four percent) and favorable foreign exchange (four percent). In the wood protection business, lower volumes in the North American residential sector, due to the continued downturn in the U.S. construction market, were partially offset by higher demand in the industrial sector. In the industrial coatings business, lower volumes in western Europe, resulting from poor economic conditions, were partially offset by increased demand in eastern Europe. On a global basis, the wood protection business had higher prices for products used in both residential and industrial applications. The industrial coatings business increased prices in the western and eastern European regions.

Operating income was $3.0 million lower than the prior year as higher raw material costs for both businesses and lower volumes more than offset the improved pricing and the impact of foreign exchange.

Nine Months Ended September 30, 2008 Compared to 2007

Sales increased $45.5 million, or five percent, and operating income increased $8.6 million. The increase in sales was primarily due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($35.7 million or four percent). Excluding the impact of the acquisition, sales increased $9.8 million or one percent. The increase in sales was primarily due to favorable foreign exchange (four percent) and improved pricing (one percent), which were mostly offset by lower volumes (four percent).

The increase in operating income was principally due to the $11.5 million benefit in HTH water products related to the final determination from the DOC which reduced the antidumping duty rate from the Company’s supplier of isos from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. This benefit was partially offset by lower operating results for the wood protection and industrial coatings businesses.

HTH Water Products

Sales increased $6.2 million, or two percent, as favorable foreign exchange (three percent) and improved pricing (one percent) were partially offset by lower volumes (two percent). Lower volumes were due to the shedding of marginal business in Europe and unfavorable weather patterns in Europe and Canada, partially offset by improved volumes in the domestic repacker market. Improved pricing in Latin America and South Africa and favorable mix in Europe were partially offset by lower pricing in Canada.

Operating income improved $13.8 million, principally due to the benefit related to the final determination from the DOC for the second period of review. Additionally, lower antidumping duties on current purchases, price increases and favorable foreign exchange more than offset increased freight and distribution costs and lower volumes.

Personal Care and Industrial Biocides

Sales increased $3.0 million, or one percent, due to favorable foreign exchange (two percent), partially offset by lower volumes (one percent). Lower volumes for biocides used in building products, principally due to the downturn in the U.S. construction market, were partially offset by increased demand for biocides used in marine antifouling paints, metalworking fluids and health and hygiene applications. Lower pricing related to a renewed contract with a significant customer was offset by improved pricing for health and hygiene products and favorable product mix for ingredients used in personal care products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income increased $2.4 million, due to the benefit from the Company’s margin-improvement programs, which included improvements in customer mix and the sourcing of the BIT molecule from third-party suppliers for the industrial biocides business, and favorable foreign exchange, partially offset by higher raw material costs and increased freight and distribution costs.

Wood Protection and Industrial Coatings

Sales increased $36.3 million, or 11 percent, due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($35.7 million). Excluding the acquisition, favorable foreign exchange (six percent) and improved pricing (two percent) were offset by lower volumes (eight percent). Improved pricing in the global wood protection business primarily resulted from price increases for products used in both residential and industrial applications. In the wood protection business, lower volumes in the North America residential sector were driven by the downturn in the U.S. construction market that began impacting the business in the second quarter of 2007. In the industrial coatings business, lower volumes in the western European region, resulting principally from poor economic conditions, were partially offset by increased demand in the eastern European region.

Operating income was $7.6 million lower than the prior year as higher raw material costs and lower sales volumes for both businesses more than offset the improved pricing, the positive contribution of the acquisition and favorable foreign exchange for both businesses.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
Results of Operations
Sales
Performance Urethanes	$52.5	$55.2	$154.3	$159.5
Hydrazine	4.5	4.0	14.4	13.5

Total Performance Products	$57.0	$59.2	$168.7	$173.0

Operating income (loss)
Performance Urethanes	$5.7	$3.3	$3.4	$10.0
Hydrazine	—	—	0.2	13.2

Total Performance Products	5.7	3.3	3.6	23.2

Less: contract completion gain	—	—	—	(12.8)

Total Performance Products, excluding gain	$5.7	$3.3	$3.6	$10.4

Three Months Ended September 30, 2008 Compared to 2007

Sales decreased $2.2 million, or four percent, due to lower volumes (20 percent), partially offset by improved pricing (16 percent). Operating income improved by $2.4 million.

Performance Urethanes

Performance urethanes sales decreased $2.7 million, or five percent. Lower volumes (23 percent) in the polyol and glycol markets, principally due to the slowing U.S. economy, were mostly offset by improved pricing (18 percent) in response to rising raw material costs. Operating income increased $2.4 million as price increases more than offset higher raw material costs, principally for propylene and ethylene, and lower volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Hydrazine

Hydrazine sales and operating results were comparable to the third quarter 2007.

Nine Months Ended September 30, 2008 Compared to 2007

Sales decreased $4.3 million, or two percent, and operating income decreased $6.8 million from prior year, excluding the gain from the completion of a contract. The decrease in sales is principally due to lower volumes (13 percent), mostly offset by improved pricing (11 percent).

Performance Urethanes

Performance urethanes sales decreased $5.2 million (three percent) as lower volumes (15 percent) were largely offset by improved pricing (12 percent). The lower volumes in the polyol and glycol markets were principally due to the slowing U.S. economy. The improved pricing was for polyol and glycol products in response to rising raw material costs. Operating income decreased by $6.6 million as higher raw material costs, principally propylene and ethylene, driven by record crude oil prices, and lower volumes, were partially offset by the improved pricing.

Hydrazine

Hydrazine sales were comparable to the prior year. Excluding a gain of $12.8 million from the completion of a contract with the U.S. Government, operating income was also comparable to prior year.

Corporate Expenses (Unallocated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(7.6)	$(15.7)	$(22.6)	$(34.5)

Three Months Ended September 30, 2008 Compared to 2007

Unallocated corporate expenses were lower than the prior year as the three months ended September 30, 2007 included higher compensation-related expense as a result of the mark-to-market impact of the higher stock price during the three months ended September 30, 2007 on the Company’s performance-based stock awards and deferred compensation plans. In addition, general corporate expenses were lower due to a decrease in pension expense in the current year quarter.

Nine Months Ended September 30, 2008 Compared to 2007

Unallocated corporate expenses were lower than the prior year as the nine months ended September 30, 2007 included higher compensation-related expense as a result of the mark-to-market impact of the higher stock price during the nine months ended September 30, 2007 on the Company’s performance-based stock awards and deferred compensation plans. In addition, general corporate expenses were lower due to a decrease in pension expense and lower environmental remediation costs in the current year quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Nine Months Ended September 30,
	2008	2007
Cash Flow Data	($ in millions)
Provided By (Used For)
Accounts receivable securitization program	$—	$—
Change in working capital	(44.4)	(17.6)
Net operating activities from continuing operations	38.4	46.7
Capital expenditures	(41.3)	(27.9)
Businesses acquired in purchase transaction	(0.2)	(14.3)
Proceeds from sale of a business	3.7	9.6
Proceeds from sale of land and property	0.7	2.8
Net investing activities	(37.1)	(31.7)
Debt borrowings (repayments), net	(3.7)	(34.0)
Net financing activities	(17.6)	(34.5)

Nine Months Ended September 30, 2008 Compared to 2007

For the nine months ended September 30, 2008, $38.4 million was provided by operating activities from continuing operations, compared to $46.7 million during the nine months ended September 30, 2007. The larger use of working capital was principally due to increased incentive compensation payments under the Company’s annual and long-term incentive plans. 2007 includes cash received upon the completion of a contract with the U.S. Government and a $36.4 million voluntary contribution to the Company’s U.S. pension plan.

Capital expenditures for the first nine months of 2008 were $13.4 million higher than 2007 principally due to increased spending for the personal care and industrial biocides businesses as a result of construction in China. Capital expenditures for 2008 are expected to be in the $50 to $55 million range.

Businesses acquired in purchase transaction principally relates to the Company’s purchase of the remaining 51 percent share of its Australian joint venture, KAWP, from its joint venture partner on July 5, 2007. The purchase price was $19.0 million, consisting of a cash payment of $15.5 million and the assumption of 51 percent of the joint venture net debt of $6.8 million. Additionally, the purchase price included a working capital adjustment. The purchase price, net of the working capital adjustment, was paid during the nine months ended September 30, 2007. The acquisition was financed from available cash.

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. During the nine months ended September 30, 2008, $3.7 million of the proceeds were received. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $15.3 million of which had been received as of September 30, 2008. The balance is included in Accounts receivable, net ($1.2 million) and Other assets ($0.7 million) in the Condensed Consolidated Balance Sheet.

Proceeds from sale of land and property in 2008 represents land sold in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule. Proceeds from sale of land and property in 2007 represents the repayment of the final portion of an outstanding note from the sale of land in 2003.

Debt repayments, net of borrowings, were $30.3 million lower during the nine months ended September 30, 2008 than during the nine months ended September 30, 2007. In March 2007, the Series A Senior Notes of $149.0 million came due. The Company used its senior revolving credit facility (“credit facility”) to pay off the Series A notes at their maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On September 15, 2008, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $15.0 million in 2008 compared to $14.7 million in 2007.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility which expires in June 2011. The Company’s credit facility contains quarterly leverage and interest coverage covenants. Leverage (debt/EBITDA) cannot exceed 3.5 and interest coverage (EBITDA/total interest expense) cannot be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $82.9 million at September 30, 2008. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At September 30, 2008, the Company had $231.5 million of available borrowings under the credit facility.

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. The swap agreements were recorded at their fair value of $0.2 million at September 30, 2008 and were included in Other assets on the accompanying Condensed Consolidated Balance Sheet, with a corresponding decrease in Accumulated other comprehensive loss.

The Company’s remaining senior notes contain a quarterly leverage ratio covenant of 3.5, a fixed charge coverage ratio covenant not to be less than 2.25 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) under certain circumstances beginning January 1, 2002. This limitation was $57.0 million at September 30, 2008. The Company expects to pay off the Series B notes of $62.0 million with excess cash on hand, utilizing the credit facility or by obtaining alternative financing.

Under the Company’s accounts receivable securitization program, certain accounts receivable are sold, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp., a special-purpose corporation. During June 2008 the securitization program was extended through July 2011. At both September 30, 2008 and December 2007 the Company had not sold any participation interests in its accounts receivable under this program (see Note 4 of Notes to Condensed Consolidated Financial Statements).

At September 30, 2008 the Company had $32.7 million of outstanding letters of credit and $2.3 million of outstanding letters of guarantee.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. Nonetheless, the Company believes that the credit facility, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if Company earnings or cash flows were to fall significantly below current expectations, a risk exists that the Company would not meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants, which could trigger a default condition under its debt agreements.

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, the Company concluded that it would accelerate the funding of its U.S. pension plan and, during 2007, the Company made pension contributions of $43.5 million, which included a voluntary contribution of $36.4 million. Additionally, during the nine months ended September 30, 2008 the Company contributed $3.0 million to its U.S. pension plan. The Company does not expect to make additional contributions in 2008. The Company’s U.S. pension plan is expected to meet the full funding phase-in threshold for 2008 under the new legislation. It has been the Company’s intention to fund above the minimum

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

requirements in the future in order to continue to meet the full funding phase-in thresholds under the new U.S. pension legislation. The funding requirements are dependent on several factors, including the discount rate and investment returns. Based upon the assumptions that interest rates will remain at or near the levels at December 31, 2007 and that the annual rate of return on assets will be 8.50%, the Company expects contributions for the U.S. pension plans through 2011 to be in the annual range of $5 million to $10 million. Given the extreme volatility in the financial markets, the Company will reassess its funding plans once year-end asset levels and interest rates are known. It is possible that the Company will decide not to meet the full funding phase-in thresholds and that the funding requirements may be significantly higher than previous expectations. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $20 million in 2008. The Company is also evaluating its funding requirements beyond 2008 for its U.K. pension plans, but does not currently believe that they will be materially different than 2008 requirements.

On November 7, 2008, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on December 15, 2008 to shareholders of record at the close of business on November 19, 2008.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The adoption of the pronouncement did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact of the SFAS No. 157 requirements which will be effective for the Company on January 1, 2009, on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” (“SFAS No. 160”) SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160 on its results of operations and financial position.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; lack of growth in U.S. and European economies; increases in interest rates; economic conditions in Asia; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; the Company’s ability to maintain chemical price increases; higher-than-expected raw material and energy costs and availability for certain chemical product lines; a change in the antidumping duties on certain products; price increases due to changes in Chinese taxes related to exports from China; increased foreign competition in the calcium hypochlorite markets; inability to obtain transportation for our chemicals; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; ability to obtain financing at attractive rates; financial market disruptions that impact our customers or suppliers; and gains or losses on derivative instruments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 65 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2008 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $1.3 million.

Foreign Currency Risk

At September 30, 2008 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $5.2 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.2 million. The fair value of these forward contracts is included in Other current assets and Accrued liabilities, respectively.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2.0 million to $3.0 million related to the unhedged portion. Any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS No. 133 may cause increased volatility in the Company’s results of operations for interim periods in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge approximately 50 percent of the Company’s rolling twelve-month copper requirements. At September 30, 2008, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of either propylene, copper or resins would decrease the Company’s annual results of operations and annual cash flows between $2 million and $3 million. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid, MEA, or natural gas would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2007 contains a section entitled “We are subject to liquidity risks” and another section entitled “Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.” Such sections are revised and updated to read in their entirety as follows:

We are subject to liquidity risks.

We borrow under our $350 million revolving credit facility regularly. When we borrow under this facility, we are required to certify that certain representations and warranties are true. We also must comply with covenants including certain financial ratios. If we are not able to make a representation or fail to comply with a covenant, we may not be able to borrow under the facility. If we were unable to do so, we could experience liquidity difficulties which would have a material adverse effect on our financial position and results of operations. There can be no assurance that we will be successful in our efforts to modify or waive the financial covenants under the agreement or raise capital.

In addition, current volatile and uncertain market conditions are causing a contraction in the availability of credit generally. This contraction could potentially reduce the sources of future liquidity for the Company. This could, among other things, limit the Company’s ability to make future acquisitions, significant capital expenditures or respond to unanticipated cash needs.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2007, the accumulated benefit obligation under our U.S. and U.K. defined benefit pension plans exceeded the fair value of plan assets by approximately $89 million. During the year ended December 31, 2007 and 2006, we contributed $63.6 million and $18.9 million, respectively, to these pension plans. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business. In addition, if we were to cease to have active employees participating in our U.K. pension plan or if our U.K. subsidiaries that sponsor the plan become insolvent and in certain other situations, we may be required to wind-up the U.K. plan. The statutory funding requirements for a plan in wind-up are materially higher than those for an on-going plan to allow for the purchase of annuities for all the participants in the plan. While we believe a mandated wind-up of the U.K. plan to be highly unlikely, if it were to occur, it would have a material adverse effect on our business, cash flow and financial condition.

In addition, the following new Risk Factor is added:

Adverse conditions in the global economy and disruption of financial markets could negatively impact the Company’s customers and suppliers and therefore the Company’s results of operations.

An economic downturn in the business or geographic areas in which the Company sells its products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on the Company’s results of operations. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on the Company’s results of operations. In addition, these conditions may negatively impact the Company’s suppliers. This may make it difficult for the Company to obtain necessary raw materials from its suppliers or in order to obtain them, the Company may incur greater cost and this may negatively impact its results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) In August 2008, certain employees delivered to the Company 19,115 shares of the Company’s Common Stock as payment for the exercise price of outstanding employee stocks option under the 1999 Long Term Incentive Plan as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	0	N/A	N/A	N/A
August 1, 2008 through August 31, 2008	19,115	$33.27	N/A	N/A
September 1, 2008 through September 30, 2008	0	N/A	N/A	N/A
Total	19,115	$33.27	N/A	N/A

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 2 to Receivables Sale Agreement, dated as of October 1, 2008, among Arch Chemicals, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P. and Arch Chemicals Receivables Corp.

10.2

Amendment No. 2 to Receivables Purchase Agreement, dated as of October 1, 2008, among Arch Chemicals

Receivables Corp., Arch Chemicals, Inc., Three Pillars Funding LLC and SunTrust Robinson Humphrey, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)
November 10, 2008	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to Receivables Sale Agreement, dated as of October 1, 2008, among Arch Chemicals, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P. and Arch Receivables Corp.

10.2	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 1, 2008, among Arch Chemicals Receivables, Arch Chemicals, Inc., Three Pillars Funding LLC and SunTrust Robinson Humphrey, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a).

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.