Form 10-K
period 2008-12-31
ARCH CHEMICALS INC
filed 2009-02-20
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☑          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑.

As of June 30, 2008, the aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates of registrant was $821,034,105.

As of January 31, 2009, 24,898,163 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Arch’s 2009 Annual Meeting of Shareholders	Part III

FORM 10-K

PART I

Item 1.	Business

General

Arch Chemicals, Inc. (“Arch”, the “Company” or “We”) is a global biocides company providing chemistry-based and related solutions to selectively destroy and control the growth of harmful microbes. We are focused on delivering profitable global growth driven by innovation. Our focus is in water treatment, hair and skin care products, treated wood, preservation and protection applications such as for paints and building products, and health and hygiene applications. The principal business segments in which we compete are Treatment Products and Performance Products. Our ability and willingness to provide superior levels of technical service, chemical formulation skills, regulatory expertise and customer support, the manufacturing flexibility of many of our facilities, and the cultivation of close customer relationships are the core skills on which we rely to serve our global markets and customers.

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

Recent Developments

On October 10, 2008 Arch completed the acquisition of the water treatment chemicals business of Advantis Technologies, Inc. (“Advantis”). Advantis, a subsidiary of Rockwood Holdings Inc., is a North American manufacturer and marketer of branded swimming pool, spa and surface water treatment chemicals. The transaction included Advantis’ manufacturing center and headquarters located in Alpharetta, GA, and leased warehouses and sales offices in California, Illinois and Wisconsin. The cash purchase price was approximately $125 million, free of debt. This acquisition expands and improves our participation in the specialty pool and spa dealer and distribution channels as well as adding products and technologies that complement our existing product portfolio and supports our strategy of growing our non-residential water business.

On January 29, 2009, our shareholder rights plan (Series A Participating Cumulative Preferred Stock Purchase Rights) expired and was not replaced.

On February 13, 2009, the Company entered into an unsecured $100 million credit agreement with a number of banks. This agreement, which matures on June 15, 2011, provides for various floating rate borrowing options. All $100 million was drawn on the facility at closing.

Products and Services

Our products and services fall within two business segments: Treatment Products and Performance Products. For financial information about each of our segments, and foreign and domestic and export sales and long-lived assets, see Note 18 of Notes to Consolidated Financial Statements contained in Item 8 of this Report. The principal products of each of our businesses are described below. For customer concentrations, see “Business and Credit Concentrations” contained in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Treatment Products

Within our Treatment Products segment, we manufacture and sell water treatment chemicals, industrial and personal care biocides and specialty ingredients, and wood treatment chemicals and industrial coatings and related services.

HTH Water Products. We sell chemicals and equipment on a worldwide basis for the sanitization and treatment of residential and commercial pool and spa water, drinking water and water used in industrial applications. We sell both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. Our pool chemical products are sold primarily under the widely-recognized HTH® brand name, the POOLIFE® brand name, the Baquacil® and Baqua Spa® brand names and the newly-acquired Advantis brand names of GLB Pool and Spa® and Leisure Time®. We also sell commercial pool products under the Pulsar® brand name. Our water chemical products are also distributed as private label brands. In addition to calcium hypochlorite-, chlorinated isocyanurate- and PHMB-based water sanitizing chemicals, we sell ancillary chemicals and accessories for the maintenance of residential and commercial pools and spas, such as algaecides, clarifiers, foam reducers, stain preventers, feeders, fragrances and test strips. We are a leading worldwide producer and seller of calcium hypochlorite with various concentrations of available chlorine. We have a competitive advantage through ownership of several patents covering the manufacture and use of pool chemicals and equipment, as well as through the ownership of strong brand names. We are a major manufacturer and seller of PHMB-based pool and spa treatment chemicals that are sold primarily to U.S. pool and spa owners through an extensive network of authorized, independent retailers, rather than through mass market retailers.

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

Our surface water business manufactures a range of branded products, including products under the Applied Biochemists® brand name, and provides technical support for controlling algae and nuisance aquatic vegetation. End-use applications include turf and ornamental (golf course and park) ponds, agricultural irrigation, potable water reservoirs, wastewater systems, industrial water supplies, aquaculture facilities, and private lakes and ponds of homeowners. Contract services for aquatic vegetation control and lake and pond management technologies are also provided from several branch locations around the U.S.

In 2008, approximately 65% of our water products sales were within North America, and the remaining 35% were throughout the rest of the world. In North America, we sell water chemical products to retail merchants, distributors and pool dealers. Our Brazilian subsidiary, Arch Quimica Brasil Ltda., manufactures and distributes calcium hypochlorite and other water chemical products in Brazil and other South American countries.

In Europe, we package and sell chemicals, equipment and accessories for pools and spas mainly through our wholly owned subsidiary, Arch Water Products France, S.A.S., located in France. In South Africa, we manufacture and sell chemicals, equipment and accessories for pools and spas mainly through our wholly owned subsidiary, Arch Water Products South Africa (Proprietary) Limited which also operates a calcium hypochlorite plant.

Personal Care and Industrial Biocides. We are a leading global supplier of biocides for preservation of industrial and consumer products. We manufacture biocides that control dandruff on the scalp and, in various other applications, the growth of micro-organisms, particularly fungi and algae. We also develop, manufacture and market biocides for anti-bacterial applications. Most of our biocide products are marketed under well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. A large portion of the biocide chemicals we produce are based on the zinc, sodium and copper salts of the pyrithione molecule. These pyrithione-based biocides include over twenty products with differing active concentrations, forms and salts, and we believe we are a worldwide leader in these biocide products. Our other biocide chemicals are based on iodopropargyl-n-butylcarbamate (“IPBC”), a broad-spectrum fungicide serving the metalworking fluids and coatings markets. The IPBC-based biocides currently consist of five variations with others in development stages. Our offerings also include two well-established molecules—1,2 benzisothiazolin (“BIT”) and PHMB. We are a leading seller of BIT, which we now source from China, and PHMB into the global biocides market and supply biocides used in health and hygiene applications. Biocides make up a small portion of the content of the customer’s end products, and therefore must be highly effective at low concentrations as well as compatible with the formulation’s other components. Meeting the biocide customer’s needs requires a high degree of technical support and the expertise to do business in a highly regulated environment. Our ability to meet these needs makes us a preferred supplier in the biocides market. In 2005, we obtained a U.S. Environmental Protection Agency registration for our biocide which is used in our Purista® branded products, which are based on PHMB and utilized in textiles. We also participate in the personal care market with actives and functional ingredient products sold primarily to manufacturers in the global cosmetic, toiletries and personal care industries. We provide these customers with biotechnological active ingredients, delivery systems, proteins, botanicals and functional ingredients, primarily for use in skin and hair care formulations.

Wood Protection and Industrial Coatings. We are a leading producer of wood treatment chemical solutions that enhance the properties of wood. These products are critical to the performance and value of end-use products. Our wood preservatives and fire retardants are sold under the brand names Wolman®, Dricon®, Tanalith®, Vacsol™, and Resistol™ in markets around the world. These products protect wood against rot, fungal decay, or termites and other insects or retard the combustibility of wood. Our principal customers are sawmills and treaters of softwoods that require chemical treatment, thus giving softwoods the performance of naturally durable wood species in service.

In the U.S. and Canada, the majority of our customers are wood treaters that use our products pursuant to a license agreement. The program includes the use of the brand name for sale of the products produced by the licensee as well as an extensive support package comprised of marketing, technical, engineering and environmental services. Our customers sell their treated wood products into the construction, utility, residential and agricultural markets. In 2005, the Good Housekeeping Institute announced that Genuine Wolmanized® Outdoor® Wood, a product which is based on our patented copper azole (Wolman® E) chemistry, earned the Good Housekeeping Seal. This wood is used in decks, gazebos, walkways, landscaping and other exposed projects. In 2006, wood treated with our Dricon® fire retardant also earned the Good Housekeeping Seal. As a result of voluntary regulatory changes, we have transitioned from our chromated copper arsenate (“CCA”) wood preservative to a new generation of wood preservatives for use in non-industrial applications. Growing consumer preferences and the availability of alternative products have moved the industry to CCA-substitute products. We responded to such transition by offering our Wolman® E and Tanalith® E patented products to treaters servicing this major segment of the industry. We continue to supply CCA for industrial purposes such as the treatment of wood used in marine pilings, utility poles and highway materials.

In Asia-Pacific, our sales are primarily in Australia and New Zealand where our local subsidiaries manufacture and distribute wood treatment chemicals.

We also manufacture and sell a wide range of industrial coatings for a variety of applications for wood and other materials in markets primarily located in Europe. These finishes are primarily industrial-applied or consumer-applied products for the surface decoration and protection of wood, including stains, polyester-based and polyurethane-based coatings, and water-based coatings and UV systems that incorporate new technology. These coatings products are sold primarily under the brand names Sayerlack® and LineaBlu™. The major markets for these products include home and office furniture, window and door frames, picture frames, and other specialty markets. We believe we are a market leader in France, and have a strong presence in several other areas of Europe, including the strategic Italian market and the United Kingdom (“U.K.”). We also have operations in Spain and sales and technical support facilities in the U.S. and Singapore that support sales efforts in North America and Asia. Major customers for these coatings require a high degree of applications assistance, and the development of a total coatings solution, including product development, is key to the growth of this business. As a result, we have many long-standing customers and our customer base includes many of the leading furniture and joinery manufacturers in Europe.

Performance Products

Performance Urethanes. Our Performance Products segment manufactures and sells a broad range of urethane intermediate products with diverse end uses. Our urethanes products impart physical characteristics that are critical to the performance and value of the customer’s end-use products. Custom manufacturing services are also provided. The business is characterized by close customer relationships with entities who are leaders in the markets in which they compete. The flexibility afforded by batch manufacturing in some operations, combined with our ability and willingness to provide superior technical support, enables us to respond to the specific needs of a diverse group of customers. This gives us an advantage over competitors whose manufacturing processes and related cost structure constrain their ability to respond cost effectively to smaller volume customers.

Our performance urethane products business includes flexible polyols, specialty polyols, glycols and glycol ethers. Specialty polyols, which are used as ingredients for elastomers, adhesives, coatings, sealants and flexible and rigid foams, are manufactured at our Brandenburg, Kentucky site. The Brandenburg facility also manufactures glycols and glycol ethers for use as ingredients in cleaners, personal care products and antifreeze, and provides custom manufacturing of specialty chemicals for a small group of companies.

Hydrazine. We supply hydrazine hydrates and hydrazine derivatives for a variety of end uses. Hydrazine hydrate products are sold for use in chemical blowing agents, water treatment chemicals, agricultural products, pharmaceutical intermediates and other chemical products. The hydrazine hydrates are supplied in various concentrations and in packaging containers that include bulk, tote bins and drums. We currently purchase hydrazine hydrates from a third party supplier for resale to our customers and as an ingredient for our formulated hydrazine products.

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

Customers

Our customer base is diverse and includes pool and spa retailers, world-renowned consumer product companies, major big box retailers, furniture manufacturers, national and regional chemical and equipment distributors, wood treaters, sawmills, other chemical manufacturers and the U.S. Government. No single customer has accounted for more than 10% of our total annual sales in 2008, 2007 or 2006. A significant portion of sales of the Treatment Products segment (approximately 17% in 2008 and 18% in 2007 and 2006) is dependent upon two customers, one customer accounting for a significant portion of the sales of the HTH water products business and the other customer accounting for a significant portion of the sales of the personal care and industrial biocides businesses. For additional information about customers, see the information under the caption “Business and Credit Concentrations” in Item 7 of this Report.

Our Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The operating results for such segment are expected to decrease by approximately $12 million after December 31, 2009 due to anticipated reductions in contract manufacturing. We believe that our pipeline of new product offerings should mitigate a portion of this impact.

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

The principal raw materials for industrial biocide treatment chemicals and personal care specialty ingredient chemicals are pyridine, zinc sulfate, iodine, dipropylene glycol, caustic soda, chlorine, cyanamide liquor and propargyl butyl carbamate.

The principal raw materials for wood protection products include scrap copper, chromic acid, monoethanolamine, tebuconazole, copper carbonate, arsenic trioxide, cupric oxide and proprietary organic biocides. Copper is subject to significant price volatility. The raw materials for the industrial coatings products include a wide variety of polyester and polyurethane resin systems, organic solvents, nitrocellulose, acrylic resins, acrylic and vinyl emulsions, isocyanates, titanium dioxide and various other pigments.

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

Research and Development and Patents

Our research activities are conducted at several sites including Cheshire, Connecticut; New Castle, Delaware; South Plainfield, New Jersey; Conley, Georgia; Blackley, England; and Pianoro, Italy. Company-sponsored research expenditures were $21.8 million in 2008, $20.1 million in 2007 and $18.2 million in 2006.

In general, intellectual property is important to us, but no one technology, patent or license or group thereof related to a specific process or product is of material importance to the Company as a whole.

We believe that our broad patent portfolio in the Treatment Products segment provides a sustainable competitive advantage for the treatment chemical businesses.

The Company has a significant patent portfolio related to HTH water products that includes 39 U.S. patents and numerous foreign counterpart patents. Three of these U.S. patents are for technology relating to the manufacture of J3™ calcium hypochlorite, which enables the Company to produce calcium hypochlorite with superior dissolving characteristics, and are materially important to the HTH water products business. These three patents expire in 2009. Most of the remaining patents continue at least until 2012. Another significant patent, which expires in 2015, is for the multifunctional formulated trichloro-isocyanuric (“trichlor”) tablets. These multifunctional tablets offer enhanced benefits to our water treatment customers as distinguished from basic pure trichlor tablets. We have four other material U.S. composition patents for formulated pool chemical products that provide us with advantages in product shipping and storage. Of these four composition patents, one expires in 2009, one in 2022 and two in 2023. The other patents cover manufacturing processes, other multifunctional formulated products, and chemical feeder systems for residential/commercial pool and municipal water treatment applications. We have been awarded a patent covering a dissolving chamber design for chlorinator systems. This patent expires in 2021.

We have an expansive biocides patent portfolio that includes 66 U.S. patents, including process, composition and application patents and numerous foreign counterpart patents. Our biocides business holds several U.S. patents relating to antifouling additives for paints. These patents expire in 2010 and 2012. A substantial majority of our other biocides patents do not expire until after 2012. Patents for our key targeted growth areas in our marine antifouling paint and building product biocides businesses include those relating to a small particle copper pyrithione process for stable biocide dispersions, gel-free paint containing zinc pyrithione, and “in-can” and “dry film” antimicrobial coating compositions. Biocide patents supporting our personal care ingredients business include those relating to non-spherical and non-platelet crystalline forms of zinc pyrithione and a method for producing distinct particles of pyrithione salts.

We own a significant U.S. composition of matter patent in our wood protection business. This patent, which expires in 2012, is on our WOLMAN® E and Tanalith® E preservative formulation. Our patent portfolio also includes patents, both granted and pending, covering fire retardant and other wood preservation technologies.

Seasonality

We as a whole usually experience our highest sales and profits in the second quarter primarily due to sales of our water treatment products in that quarter. The purchase of water treatment products by consumers in the residential pool market is concentrated in the United States of America between Memorial Day and the Fourth of July. The HTH water products business principally distributes directly to retail merchants and distributors. Sales of these products are strongest in the second and third quarters with the second quarter having the highest sales of these products. Our working capital needs peak during the second quarter. In addition, the weather can have a significant effect on water chemical and wood treatment sales during any given year with unseasonable wet or cool weather negatively impacting sales. Through the Company’s HTH water products acquisitions in Latin America and South Africa, we have mitigated somewhat the seasonality of the business as seasons in the southern hemisphere are the opposite of those in the North American and European markets.

Backlog

The amount of our backlog orders is immaterial as a whole and to any particular segment, which is consistent with prior years.

U.S. Government Contracts and Other Regulatory Matters

In 2005, we obtained a 20-year contract, valued at $149 million, with the Defense Energy Support Center (“DESC”) for the production, storage and distribution and handling services of our hydrazine-based propellants products. We began receiving monthly maintenance fee payments in the first quarter of 2006 under this new, long-term contract. Production is scheduled to begin in 2010. The terms of the contract call for an initial 10-year supply contract beginning in 2005, followed by two five-year renewal terms at the option of the government. We will utilize our existing hydrazine production facility in Lake Charles, Louisiana, to provide products and services under this contract. The contract provides that the U.S. Government may terminate the contract for convenience with a termination fee to be negotiated by the parties at time of termination. In the first quarter of 2007, we recorded a pre-tax gain of $12.8 million, or approximately $0.32 per share, net of tax, for the final payment related to the completion of our storage contract with the U.S. Government for our former McIntosh, Alabama site.

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

In addition to governmental regulations affecting government contractors, we, as a chemical manufacturer, are subject to numerous other regulations regarding the sale of our products. Several of our products are registered with the U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and as such are subject to various regulations regarding use and disclosure requirements. FIFRA covers the sale, distribution and use of our biocides. This law requires that all biocides be registered by the U.S. EPA prior to sale or distribution, and that the safety of our biocides be supported by U.S. EPA required data. Additionally, FIFRA provides for the periodic re-registration of biocides, which ensures that all data supporting registrations meet current guidelines. In addition to the U.S. EPA, each of the various states requires that biocides be registered by the relevant state regulatory agency prior to sale and distribution in that state. In addition, in Europe, our biocide products are subject to the European Biocidal Products Directive, which requires the re-registration of all biocide products, and the Registration, Evaluation and Authorization of Chemical Substances regulation (“REACH”), which requires all chemical products to be re-registered in the EU. See Risk Factors in Item 1A of this Report for additional information. In addition to Europe and the U.S., the Company is subject to regulatory schemes in other countries such as Brazil and China.

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

Export Sales

Our export sales from the U.S. to unaffiliated customers were $99.8 million in 2008, $119.0 million in 2007 and $119.9 million in 2006. For financial information about geographic areas, see Note 18 of Notes to the Consolidated Financial Statements contained in Item 8 of this Report.

Employees

As of December 31, 2008, we have approximately 2,900 full-time employees, approximately 1,520 of whom were working in foreign countries. In addition, we also employed at such date approximately 280 seasonal or temporary employees, primarily in the HTH water products business. Approximately 183 of the hourly paid U.S. employees of the Company located at its Brandenburg, Kentucky and Conley, Georgia facilities are represented for purposes of collective bargaining by several different labor organizations, and we are a party to seven labor contracts relating to such employees. These labor contracts extend for four- and five-year terms and expire in the years 2010 and 2011. Certain European employees are also represented by unions in various countries. As of December 31, 2008, in the U.K. and Ireland, approximately 65 employees were covered under different labor organizations with employment terms that are renewed annually and in Italy, approximately 320 employees, of which 60 are union members, are covered under collective bargaining arrangements with employment terms that are due to be renegotiated in 2009. Generally speaking, in other European countries applicable labor agreements are statutory. In South Africa, approximately 55 employees belong to unions with labor terms negotiated annually. In Brazil, the Company has a total of approximately 255 employees subject to collective bargaining agreements, which are negotiated annually in Brazil. No major work stoppages have occurred in the last three years. While relations between the Company and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be entered into without work stoppages.

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

Our manufacturing plant in Rochester, New York, which makes industrial biocides and ingredients for personal care products was the first plant in the U.S. to be certified under the new Responsible Care® RC 14001 standard, which broadly covers performance in all seven performance areas under Responsible Care®. The plant received this certification after a rigorous series of audits by ABS Quality Evaluations (“ABS”), an independent registrar based in Houston, Texas. Using standards developed by the Registrars Accreditation Board, auditors from ABS examined the Rochester plant’s management systems and related quality controls related to Responsible Care®. In addition, Arch was the first ACC member whose corporate headquarters earned certification under the new Responsible Care® Management System (“RCMS”) requirements. In 2005, RCMS certification was granted to the Company’s site in Smyrna, Georgia, which serves as headquarters for Arch Wood Protection, HTH water products and industrial biocides businesses. In addition, the Company’s water chemicals plant in Charleston, Tennessee, and wood protection plants in Conley, Georgia; Valparaiso, Indiana; and Kalama, Washington, all received RCMS certification. In 2007, consistent with the requirements of ACC member companies, our corporate headquarters was audited by ABS and achieved its re-certification under RCMS. In addition, our Performance Products plants in Brandenburg, Kentucky and Lake Charles, Louisiana were RCMS certified. In 2008, Arch expanded our RCMS program by providing internal verification of RCMS at four of our international manufacturing sites and external recertification at four of our U.S. manufacturing sites.

As its very name implies, our “Goal is Zero” initiative is indeed aimed at achieving zero employee and contractor injuries, zero manufacturing process incidents, zero distribution incidents and zero environmental incidents. In 2008, several of our facilities achieved the ultimate goal in all of these categories. Arch made major improvements in our first five years and we are continuing to work to drive these metrics toward zero as we reach our ten-year anniversary as a public company. The following summarizes our performance in each of the “Goal is Zero” targeted areas:

Goal One: Zero Recordable Injuries. While some of our facilities have achieved this goal, overall, our rate of employee recordable injuries (the number of work-related injuries per 200,000 hours worked) has declined from 1.51 in 2004 to 1.34 in 2008. By contrast, the average recordable injury rate for all U.S. manufacturers was 5.4 in 2007, the most recent year available. Although the Company’s rate for contractor recordable injuries was 0.28 in 2004 and 0.56 in 2008, both of these rates are well below the industry average.

Goal Two: Zero Manufacturing Process Safety Incidents. These incidents are defined to include fires, explosions and chemical releases that result in a reportable quantity release, a lost-time injury, off-site consequences or greater than $25,000 of damages. We reduced the number of these incidents from four in 2004 to two in 2008. None of these incidents resulted in injuries or off-site consequences. Arch achieved the goal of zero for this metric in 2005.

Goal Three: Zero Environmental Incidents. This goal refers to incidents such as chemical spills or emissions that are reportable because they exceed strict limits established in state, federal or foreign laws and regulations. Our performance has significantly improved, moving from nine environmental incidents in 2004 to two in 2008.

Goal Four: Zero Distribution Incidents. Under this goal, we strive to achieve zero incidents such as spills during the transportation of our products. Performance is measured in terms of distribution incidents per 1,000 shipments, and this rate has declined from 0.50 in 2004 to 0.43 in 2008.

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

The Distribution Agreement, dated as of February 1, 1999 (the “Distribution Agreement”), between the Company and Olin relating to the Distribution, specifies that we are only responsible for certain environmental liabilities at our then current facilities and certain off-site locations with respect to the businesses acquired from Olin in the Distribution. We have also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses we purchased following the Distribution. In connection with the acquisitions of Hickson International and Koppers Arch Wood Protection (Aust) Pty Ltd. (“KAWP”), we acquired certain environmental exposures and potential liabilities of current and past operating sites. The known Hickson and KAWP environmental exposures have been accrued for in the accompanying consolidated financial statements.

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

As part of the Hickson organics business disposition in August 2003, we will continue to be responsible for known environmental matters. Such matters have previously been accrued for in our environmental reserve included in the consolidated financial statements. Additionally, regarding any unknown environmental matters that are identified subsequent to the sale, the Company has agreed to share responsibility with the purchaser over a seven-year period, with the Company’s share decreasing to zero over the seven-year period. Our maximum aggregate liability for such unknown environmental matters is £5.0 million. However, in September 2005, the purchaser went into liquidation and is highly unlikely to be able to honor its environmental indemnification commitments to us. We do not believe there has been a change in our environmental exposure at the site.

We do not anticipate any material exposure related to the environmental indemnifications for the microelectronic materials, the sulfuric acid and the Hickson organics dispositions aside from what has already been provided for by us in our consolidated financial statements for the microelectronic materials and Hickson organics Castleford locations. The Company has estimated that the fair value of any such additional exposure would be immaterial.

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $1.7 million, $2.7 million and $1.2 million were recorded in 2008, 2007 and 2006, respectively, and may be material in future years.

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

Cash outlays for environmental related activities for 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.6	$0.5	$0.5
Plant Operations	7.7	6.8	5.6
Remedial Activities	1.8	2.4	1.9

Total Environmental Cash Outlays	$10.1	$9.7	$8.0

Our consolidated balance sheets include liabilities for future environmental expenditures to investigate and remediate known sites amounting to $7.1 million at December 31, 2008, of which $1.3 million is classified as current liabilities, and $6.5 million at December 31, 2007, of which $1.2 million is classified as current liabilities. Our estimated environmental liability relates to 14 sites, seven of which are in the United States and none of which is on the U.S. National Priority List. These amounts do not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us and may have a materially adverse impact on our business. At December 31, 2008, we had estimated additional contingent environmental liabilities of approximately $8 million.

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

We purchase large amounts of raw materials, including propylene, chlorinated isocyanurates, monoethanolamine, scrap copper, chromic acid, pyridine, zinc sulfate, iodine, dipropylene glycol, phthalic anhydride, sodium hypochlorite, chlorine and caustic soda and energy for our businesses. Many of our raw material requirements are purchased and provided pursuant to written agreements, some of which provide for fixed or formula-based pricing and others of which provide for market or spot pricing. The price and availability of commodity chemicals is generally determined by global supply and demand. Fluctuations in supply and demand and increases in anti-dumping duty rates could have a material adverse effect on our cost of goods sold and, as a result, our margins. Price increases of raw materials may increase our working capital needs, which could reduce our liquidity and cash flows. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. Higher diesel fuel prices may impact our product shipping costs.

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

We may purchase forward contracts to hedge certain of our raw material costs or utilize purchasing strategies to mitigate the adverse effect of material price increases. However, there is no assurance that these strategies will be effective and may in fact result in higher costs than would otherwise be incurred.

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

Although no one customer accounted for over 10% of our 2008, 2007 or 2006 sales, approximately 17% of our Treatment Products segment sales in 2008 and 18% in 2007 and 2006 were attributable in the aggregate to two customers, with one customer accounting for a significant portion of our HTH water products business sales and the other customer accounting for a significant portion of the sales of our personal care and industrial biocides business. We cannot assure investors that these or any other significant customer will not terminate their relationships with us or significantly change, reduce or delay the amount of products ordered. The loss of any such significant customer would have a material adverse effect on the net sales and operating results of the Treatment Products segment, which, in turn, could adversely impact our business, financial condition, results of operations and cash flows. In addition, this customer concentration gives such customers additional leverage in negotiating terms which may negatively impact our margins.

Our Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The segment’s operating results are expected to decrease by approximately $12 million after December 31, 2009 due to the anticipated reductions in contract manufacturing. We believe that our pipeline of new product offerings should mitigate a portion of this impact. However, if we are unable to replace the expiring contract manufacturing with other profitable arrangements or mitigate with new product offerings, the operating income of the Performance Products segment, and perhaps the Company as a whole, could be materially reduced.

We may need to build manufacturing facilities in lower-cost or developing countries to remain competitive in our industry. Also, our customers or markets may migrate to lower-cost countries where we do not have a presence.

In recent years, there has been a shift of production capacity in the chemicals industry to developing countries with lower costs of production, such as China. We may be required to invest in such countries in order to offer competitive product prices to our customers. Customers may require that we build manufacturing facilities or make additional investments in a lower-cost or developing country in order to retain their business. In fact, we recently built a plant in China to meet the needs of a significant customer. The building of plants also increases risks of cost overruns, start-up problems, and construction delays, any of which may impact customer sales and relations. Further, additional manufacturing capacity may make some of our existing manufacturing sites redundant or create excess capacity causing us to have to reduce production at or shutdown such other manufacturing sites which might increase our costs significantly and might trigger shutdown costs and charges including severance payments and writeoffs. If we are required to build additional manufacturing facilities overseas, our capital expenditures would increase to reflect not only the cost of the construction of the facilities, but also the long-term maintenance of the facilities. These capital expenditures may increase our costs which may negatively impact our margins. Finally, the relocation of some production facilities to lower-cost countries by an industry may result in lower pricing worldwide for certain products which may also negatively impact our margins worldwide for such products.

In connection with the shift to countries with low-cost production, our customers or the markets for our products may shift to these countries where we may not have a sufficient presence. For example, our coatings business has been negatively impacted by the decline of the local furniture maker market in several major European economies as a result of such a shift.

We are subject to risks related to our international operations, including exchange rate fluctuations, which could adversely affect our business, financial condition, results of operations and cash flows.

We have significant operations in Brazil, China, England, Italy and South Africa and other foreign countries, and we sell to customers in a number of other countries, including Canada, France and Japan. Approximately 50% of our 2008 sales were outside the United States. International sales and operations are subject to significant risks, including, among others:

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

•	potential difficulties in protecting intellectual property;

•	potential adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries;

•	the imposition of product tariffs and duties and the burden of complying with a wide variety of international and U.S. export laws;

•	changes in Chinese taxes relating to exports from China; and

•	changes in legislation for U.K. taxes regarding the timing of deductions for interest expense for U.K. financings.

The functional currency for most of our international operations is the applicable local currency. The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally the British pound, euro, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. Although we implement foreign currency hedging and risk management strategies to reduce our exposure to fluctuations in earnings and cash flows associated with changes in foreign exchange rates, there can be no assurance that foreign currency fluctuations will not have an adverse effect on our business, results of operations or financial condition.

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

We have approximately 30 manufacturing facilities. Our operations are subject to various risks associated with manufacturing, transportation, storage and handling of chemicals, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failures, storage tank leaks, unscheduled downtime, explosions, severe weather and natural disasters, terrorist attacks, natural resource damage and other environmental risks. Our suppliers of chemical raw materials are subject to similar risks which may impact our supplies. These risks can cause personal injury and loss of life, catastrophic damage to or destruction of property and equipment and environmental and natural resource damage, and may result in an unanticipated interruption or suspension of operations and the imposition of civil claims and criminal penalties. For example, an unplanned outage at our HTH water products manufacturing facility during peak seasonal demands could result in product availability shortfalls or increased costs resulting from the need to source product from alternative manufacturing sources or competitors. The loss or shutdown over an extended period of operations at any of our major manufacturing facilities or any losses related to any such claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if we cannot maintain or upgrade equipment as we require or ensure regulatory compliance, we could be required to cease or curtail some of our manufacturing operations, or we may become unable to manufacture products that compete effectively in our industry. While we have insurance to mitigate some of these risks, such insurance includes deductibles and policy limits that may not be sufficient to cover our total exposure. In addition, there is usually a lag between payments by us of the insured liability and reimbursement by the insurance carrier, which lag may negatively impact our cash flow.

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

We are subject to liquidity risks.

We borrow under our $350 million revolving credit facility regularly. When we borrow under this facility, we are required to certify that certain representations and warranties are true. We also must comply with covenants including certain financial ratios. If we are not able to make a representation or fail to comply with a covenant, we may not be able to borrow under the facility. If we were unable to do so, we could experience liquidity difficulties which would have a material adverse effect on our financial position and results of operations. There can be no assurance that we would be successful in our efforts to modify or waive the financial covenants under the agreement or raise capital. In connection with our accounts receivable securitization program, SunTrust Bank has entered into a Liquidity Agreement with Three Pillars Funding LLC to support its purchases of our accounts receivable. This commitment expires July 9, 2009 and if it were not extended we may not be able to obtain funding using our accounts receivable securitization program.

In addition, current volatile and uncertain market conditions are causing a contraction in the availability of credit generally. This contraction could potentially reduce the sources of future liquidity for the Company. This could, among other things, limit the Company’s ability to make future acquisitions, significant capital expenditures or respond to unanticipated cash needs.

Our ability to pay dividends on our shares of Common Stock is subject to compliance with certain debt covenants and liquidity restrictions.

Our credit facility permits the payment of dividends and repurchases of shares based on a financial formula. At December 31, 2008, dividends and share repurchases were limited to $81.0 million under this facility. In addition, our senior unsecured notes issued in March 2002 contain dividend restrictions which limit dividends and repurchases to $55.1 million as of December 31, 2008. These limits are adjusted quarterly pursuant to a formula that is increased by earnings and decreased by losses, dividends paid and share repurchases. If we suffer losses or certain write-offs or lack earnings, these covenants may limit or eliminate our ability to pay dividends. Additionally, the recent turmoil in the financial markets has resulted in a contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. If Company earnings or cash flows were to fall significantly below current expectations, a risk exists that the Company would not have enough liquidity to meet its operating needs or pay dividends. We paid $19.9 million in dividends in 2008.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2008, our accumulated benefit obligation under our U.S. and U.K. defined benefit pension plans exceeded the fair value of plan assets by approximately $176 million. During the year ended December 31, 2008 and 2007, we contributed $26.2 and $63.6 million, respectively, to these pension plans. In light of the dramatic decline in the U.S. qualified plan’s assets in 2008 and based upon current legislation, the Company no longer expects to meet the full funding phase-in threshold for the plan for 2009. The Company will evaluate its funding options during the year. The final determination will not be made until September 2009 and will take into consideration a number of factors, including any changes in legislation and the macro-economic environment. The Company is not required to make any contributions in 2009, but the range of contributions that the Company may consider will range from zero to approximately $50 million. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business. In addition, if we were to cease to have active employees participating in our U.K. pension plan or if our U.K. subsidiaries that sponsor the plan become insolvent and in certain other situations, we may be required to wind up the U.K. plan. The statutory funding requirements for a plan in wind-up are materially higher than those for an ongoing plan to allow for the purchase of annuities for all the participants in the plan. While we believe a mandated wind-up of the U.K. plan to be highly unlikely, if it were to occur, it would have a material adverse effect on our business, cash flow and financial condition.

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

Location	Primary Activities
Ontario, California (2)	Warehouse and distribution facility for HTH water products

Cheshire, Connecticut (2)	Research and development facility and offices for Treatment Products

Norwalk, Connecticut (2)	Worldwide corporate headquarters

New Castle, Delaware	Research laboratory and testing site for HTH water products and personal care and industrial biocides products

Conley, Georgia	Technical center and manufacturing facility for wood protection and technical center for HTH water products

Smyrna, Georgia (2)	Office facility for Treatment Products

Bethalto, Illinois (2)	Corporate data center

Brandenburg, Kentucky	Manufacturing facility for Performance Products and technical center for industrial coatings

Lake Charles, Louisiana	Manufacturing facility for Performance Products

Alpharetta, Georgia (2)	Office, distribution and manufacturing facility for HTH water products

South Plainfield, New Jersey	Research and development facility and office space for personal care

Location	Primary Activities
Rochester, New York	Manufacturing facility for personal care and industrial biocides

Charleston, Tennessee (4)	Manufacturing facility for HTH water products

Germantown, Wisconsin (2)	Office facility for HTH water products

Trentham, Victoria, Australia	Office and manufacturing facility for wood protection

Igarassu, Brazil	Manufacturing facility for HTH water products

Salto, Brazil	Manufacturing facility for HTH water products and blending facility for industrial biocides and personal care

Suzhou, China (1)	Manufacturing facility, warehouse and technical support center for personal care and industrial biocides

Blackley, England (2)	Office facility and laboratory for personal care and industrial biocides

Castleford, England (4)	Office, manufacturing facility and technical center for Treatment Products

Huddersfield, England	Manufacturing and laboratory facilities for personal care, industrial biocides and wood protection

Knottingley, England (2)	Office, manufacturing facilities and technical center for industrial coatings

Amboise, France (2)	Manufacturing, distribution and warehouse facility for HTH water products

Les Mureaux, France	Office, manufacturing and laboratory facility for Treatment Products

Swords, Ireland	Manufacturing facility for personal care and industrial biocides

Mariano Comense, Italy	Manufacturing and research and development facility for industrial coatings

Pianoro, Italy	Manufacturing, research and development and office facility for industrial coatings

Auckland, New Zealand (2)	Office and manufacturing facility for wood protection

Grangemouth, Scotland (3)	Manufacturing facility for personal care and industrial biocides and HTH water products

Johannesburg, South Africa (2)	Office facility for HTH water products

Kempton Park, South Africa	Manufacturing facility for HTH water products

Valencia, Spain (4)	Office, manufacturing and laboratory facility for industrial coatings

(1)	Land only is leased.
(2)	Leased facility.
(3)	Land and building owned by a third party.
(4)	Portions are leased and portions are owned.

We also lease several sales offices and warehouse facilities in the U.S. and in foreign countries.

Principal Manufacturing Facilities

Our principal manufacturing properties are described below. We also have products that are produced by third parties at their manufacturing sites under contract manufacturing arrangements.

Alpharetta, Georgia. This 200,000-square foot leased facility produces, packages and distributes liquid and dry products for the HTH water products business, including branded and private label products. Offices and warehousing primarily support the Advantis businesses for swimming pool, spa and surface water products.

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

Brandenburg, Kentucky. The ISO 9001:2000-certified Brandenburg plant covers an area of 200 acres, surrounded by approximately 1,160 acres of land that provides both a buffer zone and expansion capability. The plant contains multiple manufacturing facilities producing a wide range of products. Many of these products are derivatives of ethylene oxide and propylene oxide. A broad line of specialty polyols are produced in a flexible batch facility and sold into urethane coatings, adhesives, sealant and elastomer applications. Under a contract manufacturing agreement with the purchaser of the majority of the operations of our microelectronic chemicals business, we produce chemical intermediates for such microelectronic business in a separate manufacturing facility dedicated to this purpose at this site. There is an applications and technical center at the site that supports the development and technical service needs of the polyol and glycol products and wood coatings products. We also operate other facilities on the site to produce commodity and specialty chemicals for third parties under long-term contractual arrangements, one of which will expire at the end of 2009.

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

Rochester, New York. This ISO 9001:2000- and RC 14001-certified facility manufactures a large number of chemicals for the specialty chemicals industry. Many of these chemicals are biocides used to control dandruff on the scalp and to control the growth of micro-organisms, particularly fungi and algae. The largest 2-Chloropyridine production facility in the world is located here. 2-Chloropyridine is the key intermediate used to produce our Omadine® biocides. These products are based on the salts of the pyrithione molecule. We manufacture over a dozen pyrithione products at this site by modifying these salts by concentration, form or combining them with other biocides. This plant also manufactures our Triadine® brand of biocides, which are a combination of pyrithione and triazine, a bactericide purchased from a supplier. This facility also produces the Omacide® IPBC brand biocide, which is based upon iodopropargyl-n-butylcarbamate, a broad-spectrum fungicide. This facility also manufactures personal care specialty ingredients for our personal care product line.

Charleston, Tennessee. Our ISO 9001:2000- and RCMS-certified facility located in Charleston, Tennessee primarily produces, packages and stores calcium hypochlorite for the HTH water products business. At this plant, products are packaged into containers that range in size from two pounds to 2,000 pounds per container. Liquid and dry pool maintenance products are also formulated, packaged and stored at this site.

Trentham, Victoria, Australia. This facility produces CCA-based wood preservatives for the Australian market. The office services the Victoria, South Australian and Western Australian markets. The site is ISO 9001:2000-certified.

Igarassu, Brazil. Our facility located in Igarassu, Brazil produces and packages calcium hypochlorite for the HTH water products business within Brazil. Certain other products for the swimming pool market and the water treatment market are packaged at this site. We also have a small repackaging facility in Salto, Brazil. The Salto facility also blends products for the biocides and personal care businesses.

Suzhou, China. This is our newest manufacturing facility. Beginning in 2009, this facility is scheduled to produce a number of Omadine® biocides for personal care and industrial biocides products in Asian markets. Omadine® biocides are based on the sodium, zinc, and copper salts of the pyrithione molecule and are used to control fungi and algae in a wide range of applications. In addition to manufacturing, this facility includes warehousing, sales, customer service and a technical support center for personal care and industrial biocides. Part of the manufacturing plant is already ISO 9001 certified.

Huddersfield, England. This ISO 9001:2000-certified facility formulates and packages Proxel® and Densil® biocide blends (which are based on BIT) for sale by our industrial biocides business and Tanalith® E, one of the primary wood protection products. The products are packed in a variety of sizes from 25kg to full tank truck shipments. There are approximately 25 different product offerings.

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

In connection with the Distribution, we assumed substantially all non-environmental liabilities for legal proceedings relating to our businesses as conducted prior to the Distribution Date. In addition, in the normal course of business, we are subject to other proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. While these other matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, any monetary liability or financial impact to us beyond that provided in the Consolidated Balance Sheet as of December 31, 2008, would not be material to our financial position or annual results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the three months ended December 31, 2008.

Executive Officers of the Registrant

The biographical information of the executive officers of the Company as of February 15, 2009 is noted below.

Name and Age	Office
Michael E. Campbell (61)	Chairman of the Board, President and Chief Executive Officer
Louis S. Massimo (51)	Corporate Executive Vice President and Chief Operating Officer
Hayes Anderson (48)	Corporate Vice President, Human Resources
Steven C. Giuliano (39)	Corporate Vice President and Chief Financial Officer
Sarah A. O’Connor (49)	Corporate Vice President, General Counsel and Secretary
Joseph H. Shaulson (43)	Corporate Vice President, Strategic Development
W. Paul Bush (58)	Vice President and Treasurer
Meghan DeMasi (33)	Controller

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

Mr. Shaulson was elected Corporate Vice President, Strategic Development effective August 8, 2008. Prior to that, and since 2001, he had served as President of the Reinforcements Business Unit of Hexcel Corporation, a leading advanced structural materials company. Prior to 2001, he served at Hexcel in various other executive positions, including Vice President of Corporate Planning & Chief Information Officer and Vice President of Corporate Development. Prior to joining Hexcel, Mr. Shaulson was a corporate associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1991 to 1996.

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

As of January 31, 2009, there were approximately 4,400 record holders of the Company’s common stock.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ARJ.” In 2008, the Company submitted the required Section 303A.12(a) CEO annual certification to the NYSE and has filed as Exhibits 31.1 and 31.2 to this Report the certifications required by Section 302 of the Sarbanes-Oxley Act.

Information concerning the high and low sales prices of the Company’s common stock and dividends paid on common stock during each quarterly period for the last two most recent fiscal years is set forth in Note 24 of Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Among the provisions of the credit facility (as defined in Item 7 of this Report) and the new term loan (as discussed in Note 11 of Notes to Consolidated Financial Statements) are restrictions relating to the payments of dividends and the acquisition of the Company’s common stock based on a financial formula. As of December 31, 2008, dividends and stock repurchases were limited to $81.0 million. In addition, the senior unsecured notes issued in March 2002 contain dividend restrictions, which limit dividends and repurchases to $55.1 million as of December 31, 2008. See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this Report for restrictions on dividends and repurchases under the credit facility and senior unsecured notes.

The Company has not repurchased any shares of the Company’s common stock in the three months ending December 31, 2008.

See Item 12 of this Report for Equity Compensation Plan information.

Comparison of Five Year Cumulative Total Return Among Arch Chemicals, Inc.,

the S&P 500 Index and the S&P Chemicals (Specialty) Index

The graph below compares the cumulative total shareholder return of the Company’s common stock to the Standard & Poor’s 500 Index and to the Standard & Poor’s Chemicals (Specialty) Index for the period from December 31, 2003 to December 31, 2008, the last trading day of the Company’s fiscal year. The graph assumes that the value of the investment in the common stock and each index was $100 at close of December 31, 2003 and that all dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2008.

Item 6.	Selected Financial Data

The following table summarizes certain selected historical financial and operating information with respect to the Company and is derived from the Consolidated Financial Statements of the Company. The financial data as of and for each of the years in the three-year period ended December 31, 2008 were derived from the audited financial statements included elsewhere herein. Such historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The following information is qualified in its entirety by the information and financial statements appearing elsewhere in this Form 10-K. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

	As of and For the Years Ended December 31,
	2008	2007	2006	2005 (10)	2004
	($ in millions, except per share amounts)
Operations
Sales	$1,492.1	$1,487.6	$1,402.9	$1,270.6	$1,098.9
Cost of Goods Sold (1)	1,063.3	1,055.7	1,029.3	922.7	790.6
Selling and Administration (2)	295.5	309.7	282.1	263.7	250.1
Research and Development	21.8	20.1	18.2	21.2	15.4
Other (Gains) and Losses (3)	(1.8)	(12.8)	(2.4)	(3.9)	1.4
Impairment and Restructuring (4)	27.1	16.0	23.5	0.9	4.6
Interest Expense, net (5)	10.7	13.3	20.3	19.5	18.6

Income from Continuing Operations Before Taxes, Equity in Earnings of Affiliated Companies and Cumulative Effect of Accounting Change	75.5	85.6	31.9	46.5	18.2
Equity in Earnings of Affiliated Companies	0.4	0.5	0.8	13.1	4.0
Income Tax Expense	38.9	36.8	18.6	19.8	6.4

Income from Continuing Operations Before Cumulative Effect of Accounting Change	37.0	49.3	14.1	39.8	15.8
Income (Loss) from Discontinued Operations, net of tax (6)	—	(14.0)	0.1	1.2	4.1
Cumulative Effect of Change in Accounting, net of tax (7)	—	—	—	(0.5)	—

Net Income	$37.0	$35.3	$14.2	$40.5	$19.9

Diluted Income Per Share	$1.49	$1.43	$0.58	$1.70	$0.84
Common Dividends Per Share	0.80	0.80	0.80	0.80	0.80

Other
Capital Expenditures	53.3	41.6	26.7	18.3	18.3
Depreciation	34.5	34.8	35.4	39.2	41.6
Amortization of Intangibles	11.0	10.2	8.9	7.4	5.2
Effective Tax Rate (8)	51.3%	42.7%	56.9%	33.2%	28.8%

Financial Position
Working Capital (9)	$219.9	$178.0	$143.2	$129.1	$87.8
Property, Plant and Equipment, net	212.2	201.4	193.3	191.4	211.2
Total Assets	1,232.4	1,188.2	1,149.6	1,068.8	1,100.0
Long-Term Debt, excluding current portion	314.5	178.8	62.4	217.8	215.2
Shareholders’ Equity	361.9	474.4	366.2	365.0	359.8
Capitalization	694.9	682.6	583.2	591.8	582.0

Notes to Selected Financial Data appear on the next page.

(1)	Cost of Goods Sold for 2008 includes a benefit of $11.5 million related to the 2008 favorable antidumping ruling which impacted purchases made by the Company from June 1, 2006 to May 31, 2007. Cost of Goods Sold for 2007 includes a benefit of $16.9 million related to the 2007 favorable antidumping ruling which impacted purchases made by the Company from December 16, 2004 to May 31, 2006. Additionally, Cost of Goods Sold for 2007 includes a $0.4 million charge related to the disposal of inventory resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule. Cost of Goods Sold for 2006 includes a charge of $3.6 million for an early termination of a supply contract.
(2)	Selling and Administration expenses for 2007 include $6.3 million of costs as a result of the favorable antidumping duty ruling. Selling and Administration expenses for 2004 include a $6.1 million settlement from a favorable legal judgment.
(3)	Other (Gains) and Losses for 2008 represents the reversal of penalties and interest related to a Brazilian state import tax claim recorded in 2004 of $1.4 million due to the expiration of the statute of limitations and a $0.4 million gain from a revised estimate of shutdown costs related to the completion of a contract with the U.S. Government in 2007. Other (Gains) and Losses for 2007 represents a gain for the completion of a contract with the U.S. Government. Other (Gains) and Losses for 2006 represents the pre-tax gain on the sale of excess land of $0.8 million, a pre-tax gain on the sale of certain assets in Brazil of $0.4 million and a pre-tax gain of $1.2 million from the sale of an investment in an industrial coatings business. Other (Gains) and Losses for 2005 represents the pre-tax gain on the sale of excess land in Brandenburg, Kentucky of $5.8 million that was partially offset by a charge for Brazilian state import tax claims of $1.9 million. 2004 principally includes a charge for a Brazilian state import tax claim of $2.1 million, offset by the pre-tax gain of $0.6 million on the sale of a building.
(4)	Impairment and Restructuring consist of the following:

Impairment Charge —	2008 represents a $24.6 million charge for the impairment of goodwill related to the Company’s industrial coatings business and a $1.2 million charge for certain manufacturing assets in the wood protection and industrial coatings businesses. 2007 includes a charge of $7.9 million for the impairment of manufacturing assets in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule. 2006 represents a charge for the impairment of goodwill related to the Company’s industrial coatings business. 2005 includes a $0.9 million charge for land located in China that the Company transferred to the Chinese government in exchange for additional land. 2004 includes a $2.9 million charge for the fully-dedicated manufacturing assets of the microelectronic materials business located in Brandenburg, Kentucky which the Company continues to own.

Restructuring —	2008 represents a $1.3 million cash charge related to a pension settlement associated with executive severance recorded in 2007. 2007 includes a $7.2 million charge relating to the Company’s decision to discontinue the manufacturing of its BIT molecule. Additionally, 2007 includes $0.9 million of executive severance costs. 2004 includes $2.1 million for severance costs related to headcount reductions in the hydrazine business due to the expiration of the government contract, offset by a reduction of $0.4 million of prior year restructuring reserves.

(5)	Interest Expense, net for 2008 includes $1.2 million of interest income related to the favorable antidumping ruling for the period from June 1, 2006 to May 31, 2007. Interest Expense, net for 2007 includes $1.5 million of interest income related to the favorable antidumping ruling for the period from December 16, 2004 to May 31, 2006.

(6)	The following details the components of Income (Loss) from Discontinued Operations, net of tax:

	As of and For the Years Ended December 31,
($ in millions)	2008	2007	2006	2005	2004
Discontinued Operations, Results of Operations:
Performance Urethanes Venezuelan business (a)	$—	$0.9	$0.8	$—	$1.5
Microelectronic Materials (b)	—	—	(0.7)	(1.6)	10.0

Gain (Loss) on Sales of Discontinued Operations:
Performance Urethanes Venezuelan business (c)	—	(14.9)	—	—	—
Microelectronic Materials (d)	—	—	—	—	(1.6)
Hickson organics operations (e)	—	—	—	2.8	(7.3)
Sulfuric Acid (f)	—	—	—	—	1.5

Total Income (Loss) from Discontinued Operations, net of tax	$—	$(14.0)	$0.1	$1.2	$4.1

(a)	Represents the results of operations, net of tax, for the performance urethanes business in Venezuela for all years presented through the date of sale in September 2007.
(b)	Represents the results of operations, net of tax, for the chemical management services (“CMS”) business through December 31, 2006. In addition, includes the results of operations of the microelectronic materials businesses through the date of sale on November 30, 2004 for all years presented.
(c)	Represents the loss on sale of the performance urethanes business in Venezuela.
(d)	Represents the loss on sale of the majority of the operations of the microelectronic materials business.
(e)	2005 represents the recovery of £1.7 million (approximately $2.9 million pre-tax) related to two outstanding notes from the sale of the Hickson organics Castleford operations, that were previously reserved due to uncertainty concerning the collectibility. 2004 includes an adjustment on the loss on the sale of the Hickson organics Castleford operations principally due to the establishment of a reserve on the outstanding working capital receivable and a charge for probable future commitments as a result of the uncertainty concerning the viability of the purchaser.
(f)	2004 principally represents a tax refund related to the sale of the sulfuric acid business.

(7)	2005 reflects the impact of adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143.”
(8)	The effective tax rate is based on continuing operations before cumulative effect of accounting change. The 2008 effective income tax rate of 51.3% is impacted by the non-deductible goodwill impairment charge of $24.6 million. Excluding the goodwill impairment charge, the effective tax rate was 38.7%. In 2007, legislation was finalized in the U.K. which reduced the corporate tax rate from 30% to 28%. Included in 2007 is $3.0 million of tax expense that represents the reduction of a tax benefit previously recorded directly through equity, related to the U.K. pension liabilities. The original tax benefit was not recorded in the income statement. Additionally, 2007 includes a $1.8 million benefit resulting from the impact of a change in the Italian corporate tax rate on deferred tax liabilities which were recorded in purchase accounting. Additionally, the net impact of Other (Gains) and Losses and Restructuring and Impairment was to increase the effective tax rate for 2007 by approximately three percent. Excluding the effect of the U.K. and Italy tax legislation noted above, Other (Gains) and Losses, and the Restructuring and Impairment charges, the effective tax rate for 2007 is 36.6%. The 2006 effective income tax rate of 56.9% includes the non-deductible Impairment charge of $23.5 million. Excluding the Impairment, the effective tax rate was 33.1%.
(9)	Working capital excludes cash, short-term debt and assets held for sale. In addition, the Company sells certain accounts receivable through an accounts receivable securitization program. As a result, accounts receivable have been reduced, the Company’s retained interest in such receivables have been reflected as a short-term investment and proceeds from the sales are used to pay down debt. As of December 31, for all periods presented, the Company had not sold any participation interests in accounts receivable.
(10)	In 2006, the 2005 income statement was revised to include the gain on sale of the Planar Solutions joint venture of $10.2 million, as a component of Equity in Earnings of Affiliated Companies. It had previously been included in Other (Gains) and Losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Consolidated

	Years Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Sales	$1,492.1	$1,487.6	$1,402.9
Gross Margin	428.8	431.9	373.6
Selling and Administration	295.5	309.7	282.1
Research and Development	21.8	20.1	18.2
Other (Gains) and Losses	(1.8)	(12.8)	(2.4)
Restructuring	1.3	8.1	—
Impairment Charge	25.8	7.9	23.5
Interest Expense, net	10.7	13.3	20.3
Equity in Earnings of Affiliated Companies	0.4	0.5	0.8
Income Tax Expense	38.9	36.8	18.6
Income from Discontinued Operations, net of tax	—	0.9	0.1
Loss on the Sale of Discontinued Operations, net of tax.	—	(14.9)	—

Net Income	$37.0	$35.3	$14.2

Basic Income Per Share	$1.49	$1.44	$0.59
Diluted Income Per Share	$1.49	$1.43	$0.58
Weighted Average Common Stock Outstanding:
Basic	24.8	24.5	24.0
Diluted	24.9	24.7	24.3

The Company is a global biocides company providing chemistry-based and related solutions to selectively destroy and control the growth of harmful microbes. Our concentration is in water treatment, hair and skin care products, treated wood, preservation and protection applications such as for paints and building products, and health and hygiene applications. The Company is a global market leader in supplying biocides for incorporation into interior and exterior paints, wallboard, ceiling tiles and other building products to deter the growth of mold and mildew, the major causes of the Sick Building Syndrome. The Company operates in two segments: Treatment Products and Performance Products.

Arch’s Treatment Products business segment generates approximately 80%—90% of the Company’s annual sales. It includes three reportable business units: HTH water products, personal care and industrial biocides, and wood protection and industrial coatings.

The core competencies of the Treatment Products segment are superior microbiology, analytical chemistry and chemical formulation skills as well as extensive knowledge of—and expertise in—the regulatory procedures that govern the use of these biocide products, and particularly excellence in toxicology on which those regulations are based. The Company must understand the biological and chemical effects of its products and excel at both developing new products and finding new applications for existing ones. The Company has invested in upgrading and expanding its technical strengths in these disciplines to meet increasingly global regulatory requirements, including those relating to the European Biocidal Products Directive (“BPD”), which requires biocide manufacturers to re-register their biocidal products for sale in the EU, and the EU’s Registration, Evaluation and Authorization of Chemical Substances (REACH) legislation. While some companies view these increasing foreign regulations as a hindrance or barrier, the Company sees it as a competitive advantage due to our expertise and commitment to regulatory matters.

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

The Company has an annual compensation plan and a long-term incentive compensation plan for its executives and other employees. The annual plan’s financial targets for corporate and senior management are diluted earnings per share and cash flow. The numerator for diluted earnings per share is net income adjusted for any extraordinary income or expense, special charges or gains, impairment charges, and gains or losses on sales of businesses or sales not in the ordinary course of business (“adjusted net income”). Cash flow is defined as EBITDA, plus or minus the change in working capital, less capital spending. The annual plan’s financial targets for the business units are pre-tax income and cash flow. The Company’s long-term incentive plan target is Return on Equity (“ROE”). ROE is defined as adjusted net income divided by average shareholder’s equity (the average calculated using the shareholder’s equity at the beginning and the end of the fiscal year, excluding the impact on ending shareholder’s equity of any adjustments to net income). These financial metrics are key performance indicators utilized by the Company to evaluate its performance against stated goals. In addition, the estimated and actual performance against such targets can have a significant impact on the amount of incentive compensation expense recorded by the Company. In 2008, the Company modified certain of its long-term incentive plan awards so that a portion are paid out in stock and a portion are paid out in cash. The portion of the award paid out in cash is based upon market price of the Company’s common stock, and therefore, the amount of incentive compensation expense would vary based upon the market price of the Company’s stock at the end of each reporting period. During the fourth quarter of 2008, the Company entered into equity total return swap agreements in order to minimize earnings volatility related to the long-term incentive plan. For additional information, see Note 13 of Notes to the Consolidated Financial Statements.

The Company has a disciplined acquisition process aimed at complementing its strengths and advancing its business strategies. The Company focuses on acquisition opportunities in its core biocides business areas and screens them against specific strategic criteria we have identified in those areas. Acquisition opportunities are also screened against specific financial targets. Any acquisition must be cash accretive in year one and earnings accretive no later than the end of the first year. When an opportunity meets our strategic and financial criteria, a detailed integration plan is developed prior to completing the acquisition.

The Company’s 2008 net sales of $1,492.1 million were comparable to the prior year’s net sales of $1,487.6 million. In 2008 the Company benefited from a full year of sales from the 2007 acquisition of the remaining 51 percent share of the Company’s Australian joint venture, Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”) as well as the fourth quarter 2008 acquisition of the water treatment chemicals business of Advantis Technologies (“Advantis”).

Year Ended December 31, 2008 Compared to 2007

The Company’s 2008 net sales of $1,492.1 million were comparable to the prior year’s net sales of $1,487.6 million. Excluding the impact of the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($35.7 million or two percent), and the impact of the acquisition of the water treatment chemicals business of Advantis ($21.8 million or two percent), sales decreased $53.0 million, or four percent, as lower volumes (eight percent) were partially offset by improved pricing (four percent). The lower volumes were principally in the performance urethanes and wood protection businesses. The higher pricing was driven by the performance urethanes, HTH water products and wood protection businesses.

Gross margin percentage was 28.7% and 29.0% for 2008 and 2007, respectively. Higher pricing for the performance urethanes, HTH water products and wood protection businesses, and the benefit from the Company’s margin-improvement programs for the industrial biocides business, which included improvements in customer mix and the sourcing of the BIT molecule from third-party suppliers, were offset by higher raw material costs for the performance urethanes and wood protection businesses and lower sales volumes. Included in the 2008 and 2007 gross margin was an $11.5 million and a $16.9 million, respectively, antidumping duty benefit related to a final determination from the U.S. Department of Commerce (“DOC”). Additionally, included in cost of goods sold for 2007 is $0.4 million of inventory disposal costs related to the Company’s decision to discontinue the manufacturing of its BIT molecule.

Selling and administration expenses as a percentage of sales decreased to 19.8% in 2008 from 20.8% in 2007. The $14.2 million decrease in selling and administration expenses is due to lower compensation-related expense, principally as a result of the mark-to-market impact of the lower stock price during 2008 on the Company’s performance-based stock awards and deferred compensation plans, lower pension expense and favorable foreign exchange, partially offset by increased selling and administration expenses due to the KAWP and Advantis acquisitions.

Other (Gains) and Losses for 2008 represents the reversal of penalties and interest related to a Brazilian state import tax claim recorded in 2004 of $1.4 million due to the expiration of the statute of limitations and a $0.4 million gain from a revised estimate of shutdown costs related to the completion of a contract with the U.S. Government in 2007. Other (Gains) and Losses for 2007 represents a gain for the completion of a contract with the U.S. Government.

Restructuring expense during 2008 relates to a pension settlement associated with executive severance which was recorded in 2007. Restructuring expense of $8.1 million during 2007 includes $4.0 million for severance costs principally related to headcount reductions in the industrial biocides business resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule at two U.K. manufacturing locations and begin sourcing from third-party suppliers. In addition, restructuring expense includes $3.2 million primarily for service agreements at the two U.K. sites from which the Company will no longer receive any economic benefit. Included in restructuring is $0.9 million related to executive severance.

The impairment charge of $25.8 million in 2008 represents a $24.6 million charge for the impairment of the remaining goodwill related to the Company’s industrial coatings business and a $1.2 million non-cash charge related to certain manufacturing assets in the Company’s wood protection and industrial coatings businesses. The impairment charge of $7.9 million in 2007 is related to the manufacturing assets in the Seal Sands, England and Huddersfield, England manufacturing locations that were impacted by the Company’s decision to discontinue the manufacturing of its BIT molecule and to source the material from third-party suppliers.

Interest expense, net, decreased $2.6 million primarily as a result of lower cost borrowings, partially offset by higher net debt during the period.

The tax rate on income from continuing operations for 2008 and 2007 was 51.3% and 42.7%, respectively. The 2008 effective income tax rate of 51.3% includes the non-deductible goodwill impairment charge of $24.6 million. Excluding the goodwill impairment charge, the effective tax rate was 38.7%. The effective tax rate for 2007 was 36.6%, excluding the effect of the U.K. and Italy tax legislation, other (gains) and losses, restructuring and impairment charges. The increase from 2007 is due to higher non-deductible expense and an increase in foreign remitted earnings.

The 2007 tax rate was impacted by legislation that was finalized in the U.K. which reduced the corporate tax rate from 30% to 28%. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in 2007 is $3.0 million of non-cash tax expense that represents the reduction of a tax benefit previously recorded directly through equity, related to the U.K. pension liabilities. The original tax benefit was not recorded in the income statement. Additionally, 2007 includes a $1.8 million benefit resulting from the impact of a change in the Italian corporate tax rate on deferred tax liabilities which were recorded in purchase accounting. As a result of the tax rate change from 37.3% to 31.4%, the Company’s deferred tax liabilities were reduced, with a corresponding tax benefit. The net impact of other (gains) and losses, restructuring and impairment charges was to increase the effective tax rate for 2007 by approximately three percent.

Income from discontinued operations, net of tax, represented the results of operations for the non-strategic performance urethanes business in Venezuela, until its sale in September 2007.

The loss on sales of discontinued operations, net of tax, during 2007 relates to the divestiture of the non-strategic performance urethanes business in Venezuela. The Company recorded a non-cash, after-tax loss of $14.9 million on this transaction due to the recognition of historical foreign currency translation losses.

Antidumping Rulings

During the third quarter of 2008, the U.S. Department of Commerce (“DOC”) made its final determination that reduced the Company’s antidumping duty rate from 76 percent to less than 1 percent for chlorinated isocyanurates (“isos”) that the Company imported from a major Chinese supplier for the period from June 1, 2006 through May 31, 2007. As a result of the final determination, the Company recorded a pre-tax benefit of $12.7 million in the third quarter of 2008. An appeal is pending with the Court of International Trade (“CIT”) contesting the DOC’s determinations. The appeal will likely delay the cash refund of the duty to the Company until the appeal is completed. In addition, this appeal may result in a change in the antidumping duty rate for this review period, although the Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

Based upon the final determination for the period of June 1, 2006 through May 31, 2007, the Company began paying cash deposits for imports at a rate of approximately 1% in September of 2008.

During the fourth quarter of 2007, the DOC made its final determination that reduced the Company’s antidumping duty rate from 76 percent to 20 percent for isos that the Company imported from a major Chinese supplier for the period from December 16, 2004 through May 31, 2006. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. An appeal is pending with the CIT contesting the DOC’s determinations. The appeal will likely delay the cash refund of the duty to the Company until the appeal is completed. In addition, this appeal may result in a change in the antidumping duty rate for this review period, although the Company does not expect that the resolution of this matter will have a material adverse effect on the Company. Based upon the final determination for the period of December 16, 2004 through May 31, 2006, the Company began paying cash deposits for imports at a rate of approximately 20 percent for the period from January 2008 to September 2008.

An administrative review has also commenced to determine the final rate for the period June 1, 2007 to May 31, 2008.

Significant Contracts

The Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The operating results are expected to decrease by approximately $12 million after December 31, 2009 due to anticipated reductions in contract manufacturing. The Company believes that the pipeline of new product offerings should mitigate a portion of this impact.

2009 Outlook

The Company expects full-year 2009 sales to increase by approximately two to four percent, as the contribution from the acquisition of Advantis and higher pricing should be partially offset by unfavorable foreign exchange. Earnings per share from continuing operations are forecast to be in the $1.85 to $2.05 range. Depreciation and amortization is estimated to be approximately $50 million. Capital spending is anticipated to be in the $35 to $40 million range. The effective tax rate is estimated to be in the 37% to 38% range.

The Company’s 2009 outlook assumes continued weakness in global economies throughout the year as well as headwinds from unfavorable foreign exchange due to the strengthening of the U.S. dollar. The HTH water products business is expected to report higher profits due to the positive contribution from the acquisition of Advantis, including related synergies, as well as improved pricing. This guidance assumes an antidumping duty rate of approximately one percent in 2009 and an estimated pre-tax benefit of approximately $3 million for the current administrative period under review. The Company expects lower operating results for the personal care and industrial biocides business. This is due to decreased demand for industrial biocides applications as a result of the depressed building products and automotive markets. Additionally, the business will be impacted by increased spending for regulatory and toxicology compliance and additional costs for the Company’s new manufacturing facilities in China. Wood protection and industrial coatings results are forecast to be lower due to the continued weakness in the global housing and construction markets. This weakness will more than offset anticipated lower raw material costs. Performance Products results are expected to be below 2008 due to lower pricing in response to competitive activities in the polyol and glycol markets as a result of the decrease in raw material costs, principally propylene and ethylene in the fourth quarter of 2008, and continued lower demand for flexible polyols as a result of market conditions. Unallocated corporate expenses are expected to be higher due to higher pension expense and the absence of a royalty stream that ended in 2008. In addition, the Company anticipates higher interest expense.

For the first quarter, the Company anticipates a loss per share from continuing operations to be in the $(0.15) to $(0.05) per share range, compared to earnings per share from continuing operations of $0.23 during the first quarter of 2008. The expected decrease in first quarter results is principally due to lower results for the industrial biocides and personal care business due to lower demand, additional costs for the Company’s new manufacturing facilities in China and lower results for the wood protection and industrial coatings businesses from continued weakness in the global construction and housing markets. In addition, the Company anticipates higher interest expense related to the borrowings from the recent acquisition and higher pension expense. These are expected to be partially offset by modestly higher Performance Products results due to lower raw material costs.

Year Ended December 31, 2007 Compared to 2006

Sales increased $84.7 million, or six percent, due in part to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($33.3 million or two percent). Excluding the impact of the acquisition, sales increased $51.4 million, or four percent, principally due to favorable foreign exchange (three percent) and improved pricing (one percent). The higher pricing was driven by the wood protection and HTH water products businesses, partially offset by lower pricing in the performance urethanes and personal care and industrial biocides businesses.

Gross margin percentage was 29.0% and 26.6% for 2007 and 2006, respectively. The 2007 gross margin includes a $16.9 million benefit related to a final determination from the DOC that reduced the antidumping duty rate from 76 percent to 20 percent for purchases made by the Company from December 16, 2004 to May 31, 2006. The impact of the favorable antidumping duty ruling increased gross margin by approximately 110 basis points. Additionally, gross margin percentage improved due to the higher sales prices for the wood protection and HTH water products businesses, partially offset by increased manufacturing costs in the performance urethanes, industrial biocides, and industrial coatings businesses. Included in cost of goods sold for 2007 is $0.4 million of inventory disposal costs related to the Company’s decision to discontinue the manufacturing of its BIT molecule. In addition, included in 2006 was a charge of $3.6 million from an early termination of a supply contract that adversely impacted the gross margin of the wood protection business.

Selling and administration expenses as a percentage of sales increased to 20.8% in 2007 from 20.1% in 2006. The $27.6 million increase in selling and administration expenses is primarily due to unfavorable foreign exchange, as well as legal and other incremental costs ($6.3 million) associated with the favorable antidumping duty ruling. In addition, the higher selling and administration expenses were due to higher performance-based incentive compensation, and the KAWP acquisition ($4.5 million).

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

The tax rate on income from continuing operations for 2007 and 2006 was 42.7% and 56.9%, respectively. Excluding special items, the effective tax rate in 2007 was higher than 2006. In 2007, legislation was finalized in the U.K. which reduced the corporate tax rate from 30% to 28%. The Company has significant U.K. deferred tax assets principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company’s deferred tax assets were reduced, with a corresponding increase in tax expense. Included in 2007 is $3.0 million of tax expense that represents the reduction of a tax benefit previously recorded directly through equity, related to the U.K. pension liabilities. The original tax benefit was not recorded in the income statement. This charge is non-cash and is not expected to reverse in the foreseeable future. Additionally, 2007 includes a $1.8 million benefit resulting from the impact of a change in the Italian corporate tax rate on deferred tax liabilities which were recorded in purchase accounting. As a result of the tax rate change from 37.3% to 31.4%, the Company’s deferred tax liabilities were reduced, with a corresponding tax benefit. Additionally, the net impact of other (gains) and losses, restructuring and impairment charges was to increase the effective tax rate for 2007 by approximately three percent. Excluding the effect of the U.K. and Italy tax legislation, other (gains) and losses, restructuring and impairment charges, the effective tax rate for 2007 is 36.6%. This rate was higher than 2006 due to the increased income in higher tax jurisdictions. The 2006 effective income tax rate of 56.9% includes the non-deductible impairment charge of $23.5 million. Excluding the impairment charge, the effective tax rate was 33.1%.

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

Treatment Products

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Results of Operations
Sales
HTH Water Products	$501.6	$482.8	$496.6
Personal Care & Industrial Biocides	315.6	321.0	288.7
Wood Protection & Industrial Coatings	459.2	449.1	382.1

Total Treatment Products	$1,276.4	$1,252.9	$1,167.4

Operating Income
HTH Water Products	$65.9	$64.7	$43.0
Personal Care & Industrial Biocides	62.1	54.2	46.7
Wood Protection & Industrial Coatings	2.4	13.9	1.8

Total Treatment Products	$130.4	$132.8	$91.5

Year Ended December 31, 2008 Compared to 2007

Sales increased $23.5 million or two percent. Excluding the impact of the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($35.7 million or three percent), and the impact of the acquisition of Advantis ($21.8 million or two percent), sales decreased $34.0 million, or three percent, as lower volumes (six percent) were partially offset by improved pricing (three percent).

Operating income decreased $2.4 million as improvement in the industrial biocides business was more than offset by lower operating income in the wood protection business.

HTH Water Products

Sales increased $18.8 million, or four percent. Excluding the impact of the acquisition of Advantis ($21.8 million or four percent), sales decreased $3.0 million as lower volumes (three percent) were offset by improved pricing (three percent). The lower volumes were due to unfavorable weather patterns in Europe, a slow start to the Latin America pool season and lower demand in the North American dealer segment, partially offset by improved volumes in the domestic repacker market. Improved pricing in Latin America and South Africa and favorable mix in the U.S. and Europe were partially offset by lower pricing in Canada.

Operating income increased by $1.2 million as price increases, lower antidumping duties on current purchases, and the positive contribution of Advantis more than offset increased freight and distribution costs and lower volumes. In addition, included in 2008 and 2007 operating income are benefits of $11.5 million and $14.1 million, respectively, related to the favorable antidumping duty rulings.

Personal Care and Industrial Biocides

Sales decreased $5.4 million, or two percent, as lower volumes (four percent) more than offset higher pricing (one percent) and favorable foreign exchange (one percent). Lower volumes for biocides used in building products, principally due to the downturn in the global construction market, and in antidandruff products were partially offset by increased demand for biocides used in marine antifouling paints. The improved pricing related to health and hygiene products and favorable product mix for ingredients used in personal care products.

Operating income increased $7.9 million, due to the benefit from the Company’s margin-improvement programs, which included improvements in customer mix and the sourcing of the BIT molecule from third-party suppliers for the industrial biocides business. In addition, lower operating expenses, principally due to the timing of toxicology and regulatory spending, favorable foreign exchange and improved pricing were mostly offset by higher raw material costs, lower volumes and increased freight and distribution costs. Included in the operating results for 2008 is income from the sale of rights to certain intellectual property of $0.9 million.

Wood Protection and Industrial Coatings

Sales increased $10.1 million, or two percent, due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($35.7 million or eight percent) in July 2007. Excluding the impact of the acquisition, sales decreased $25.6 million, or six percent, as lower volumes (10 percent) more than offset improved pricing (three percent) and favorable foreign exchange (one percent). In the wood protection business, lower volumes in the North America residential sector, driven by the downturn in the U.S. construction market that began impacting the business in the second quarter of 2007, and in the European residential sector, more than offset global price increases for products used in both residential and industrial applications. In the industrial coatings business, lower volumes in the western European region, resulting principally from poor economic conditions, were partially offset by increased demand in the eastern European region and price increases.

Operating income decreased $11.5 million as lower sales volumes, higher raw material costs for both businesses, and increased freight and distribution costs for the wood protection business more than offset the improved pricing.

Year Ended December 31, 2007 Compared to 2006

Sales increased $85.5 million, or seven percent, partially due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture, KAWP ($33.3 million or three percent). Excluding the impact of the acquisition, sales increased $52.2 million or four percent due to favorable foreign exchange (three percent) and improved pricing (two percent), partially offset by lower volumes (one percent).

Operating income increased $41.3 million for all of the Treatment Products businesses, principally driven by significant improvement in the HTH water products business.

HTH Water Products

Sales decreased $13.8 million, or three percent, due to lower volumes (seven percent), partially offset by improved pricing (two percent) and favorable foreign exchange (two percent). The lower volumes were principally due to the shedding of unprofitable business in Europe and lower demand for branded, and to a lesser extent non-branded, products in North America due to unfavorable weather patterns in several large regions served by the Company. The increased pricing was primarily in North America and Europe.

Operating income increased by $21.7 million. This was due to the favorable antidumping duty benefit of $14.1 million, as well as higher pricing and lower plant operating costs, which were partially offset by the lower North America residential and European volumes. Included in the 2007 operating results are severance costs related to the reorganization of the European operations, which are comparable to costs in 2006 associated with exiting the Spanish market and certain reorganization costs at the Company’s Charleston, Tennessee manufacturing location.

Personal Care and Industrial Biocides

Sales increased $32.3 million, or 11 percent, due to higher volumes (11 percent) driven by increased demand for biocides used in industrial applications, including building products and marine antifouling paints, as well as increased demand for biocides used in health and hygiene products. Lower pricing (two percent) was offset by favorable foreign exchange (two percent). The pricing impact was principally related to a renewed contract with a significant customer, as well as additional volume to secure expanded applications in the building products market.

Operating income increased $7.5 million as higher sales volumes and improved product mix, were partially offset by increased manufacturing costs, lower pricing, and increased selling and administrative costs to support various growth initiatives. Included in the operating results for 2006 is the sale of certain intellectual property of $1.2 million.

Wood Protection and Industrial Coatings

Sales increased $67.0 million, or 18 percent, partially due to the acquisition of the remaining 51 percent share of the Company’s Australian joint venture KAWP ($33.3 million or nine percent) in July 2007. Excluding the impact of the acquisition, sales increased $33.7 million, or nine percent. The increase is due to favorable foreign exchange (six percent) and improved pricing (five percent), partially offset by lower volumes (two percent). The improved pricing was principally in the wood protection business. Price increases were implemented for wood protection products used in residential and industrial applications in North America to offset the higher raw material costs experienced over the last several years. The lower volumes were a result of reduced demand for wood protection products, primarily as a result of the slowdown in the U.S. construction market, partially offset by increased demand for industrial coatings, principally in the Eastern European market.

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

Performance Products

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$197.0	$216.8	$212.3
Hydrazine	18.7	17.9	23.2

Total Performance Products	$215.7	$234.7	$235.5

Operating Income
Performance Urethanes	$16.1	$11.9	$16.8
Hydrazine	1.1	13.5	2.8

Total Performance Products	$17.2	$25.4	$19.6
Less: contract completion gain	(0.4)	(12.8)	—

Total Performance Products, excluding gain	$16.8	$12.6	$19.6

Year Ended December 31, 2008 Compared to 2007

Sales decreased $19.0 million, or eight percent, as lower volumes more than offset improved pricing. Operating income increased $4.2 million from prior year, excluding the gain from the completion of a contract with the U.S. Government.

The Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The operating results are expected to decrease by approximately $12 million after December 31, 2009 due to anticipated reductions in contract manufacturing. The Company believes that the pipeline of new product offerings should mitigate a portion of this impact.

Performance Urethanes

Performance urethanes sales decreased $19.8 million, or approximately nine percent, as lower volumes (19 percent) were partially offset by improved pricing (10 percent). The lower volumes in the polyol and glycol markets were principally due to the slowing U.S. economy. The improved pricing was for polyol and glycol products in response to rising raw material costs during the first nine months of 2008. Operating income increased $4.2 million from 2007. Included in 2008 operating income is a $1.1 million gain related to a revised estimate of the Company’s liability for Brazilian state import tax claims. Excluding the gain, operating income increased by $3.1 million principally due to lower raw material costs in the fourth quarter of 2008 as propylene settled at a six-year low.

Hydrazine

Hydrazine sales were comparable to the prior year. Operating income decreased by $12.4 million from 2007. Excluding the gain from the completion of a contract with the U.S. Government, operating income was comparable to the prior year.

Year Ended December 31, 2007 Compared to 2006

Sales during 2007 were consistent with 2006. Operating income decreased by $7.0 million, excluding the gain from the completion of a contract with the U.S. Government ($12.8 million). The decrease is due to lower pricing and higher raw material costs, partially offset by higher volumes.

Performance Urethanes

Performance urethanes sales increased $4.5 million, two percent over the prior year, primarily due to higher volumes (six percent) of flexible polyols, which were partially offset by lower pricing (four percent) due to competitive pressures in the polyol market and increased competition in the propylene glycol market. Operating income decreased $4.9 million as a result of the decrease in pricing and higher raw material costs, partially offset by reduced manufacturing costs and a favorable raw material contract pricing adjustment. The 2006 operating results include a pre-tax gain on the sale of certain assets in Brazil of $0.4 million.

Hydrazine

Hydrazine sales decreased $5.3 million (23 percent) due to lower volume (21 percent) and pricing (two percent). The decrease was primarily due to lower requirements of Ultra Pure™ Hydrazine from the U.S. government and, to a lesser extent, a decrease in demand and lower pricing for hydrazine hydrates. After excluding the gain from the completion of a contract with the U.S. Government ($12.8 million), operating income decreased by $2.1 million primarily due to decreased requirements from the U.S. Government for the Company’s high-margin UltraPure™ hydrazine, partially offset by lower plant operating costs.

Corporate Expenses (Unallocated)

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$33.9	$42.4	$34.6

Year Ended December 31, 2008 Compared to 2007

The decrease in unallocated corporate expenses was due to lower compensation-related expense principally as a result of the mark-to-market impact of the lower stock price during 2008 on the Company’s performance-based stock awards and deferred compensation plans. In addition, a decrease in pension expense and lower environmental remediation expenses were partially offset by unfavorable foreign exchange associated with certain dollar-denominated loans of the Company’s foreign subsidiaries.

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

Environmental

The Company operates manufacturing facilities throughout the world and as a result is subject to a broad array of environmental laws and regulations in various countries. The Company also implements a variety of voluntary programs to reduce air emissions, eliminate or reduce the generation of hazardous waste and to decrease the amount of wastewater discharges. The establishment and implementation of U.S. federal, state and local standards to regulate air and water quality and to govern contamination of land and groundwater has affected, and will continue to affect, substantially all of the Company’s U.S. manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry in general, and particularly on the chemicals industry. In addition, the implementation of environmental laws, such as the Resource Conservation and Recovery Act, the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, has required and will continue to require, new capital expenditures and will increase operating costs.

The Distribution Agreement specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current facilities and certain off-site locations. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operation sites which have been accrued for in the accompanying consolidated financial statements. In connection with the acquisition of KAWP, the Company acquired certain environmental contingencies at current operating sites. As a result of the KAWP acquisition, the Company’s environmental liabilities increased by approximately $2 million.

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

Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts of $1.7 million, $2.7 million, and $1.2 million were recorded in 2008, 2007 and 2006, and may be material in future years.

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

Cash outlays for environmental related activities for 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Environmental Cash Outlays
Capital Projects	$0.6	$0.5	$0.5
Plant Operations	7.7	6.8	5.6
Remedial Activities	1.8	2.4	1.9

Total Environmental Cash Outlays	$10.1	$9.7	$8.0

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $7.1 million at December 31, 2008, of which $1.3 million is classified as current liabilities and $6.5 million at December 31, 2007, of which $1.2 million is classified as current liabilities. The Company’s estimated environmental liability relates to 14 sites, seven of which are in the United States and none of which is on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2008, the Company had estimated additional contingent environmental liabilities of approximately $8 million.

Legal Matters

There are a variety of non-environmental legal proceedings pending or threatened against the Company.

In May 2005, the DOC assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to the ruling are expected to be approximately $11 million. The DOC’s determination was appealed to the CIT which has delayed the processing of the full refund the Company was expecting to receive. In addition, this appeal may result in a change in the antidumping duty rate for this review period, although the Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The DOC has determined that the final rate for the Company’s supplier for this period should be reduced from 76% to less than 1%. As a result, the Company recorded a net pre-tax benefit of $12.7 million in the third quarter of 2008 (which included $1.2 million of interest income). An appeal is pending with the CIT contesting the DOC’s determination. The appeal will likely delay the cash refund of the duty to the Company until the appeal is completed and may change the duty rate for this review period. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

Based upon the final determination for the period of June 1, 2006 through May 31, 2007, the Company has begun paying cash deposits for future imports at a rate of approximately 1%.

An administrative review has also commenced to determine the final rate for the period June 1, 2007 to May 31, 2008.

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In 2006, the suit was settled with the NZCC for the payment of NZ $3.7 million ($2.2 million). In a similar investigation, Koppers Arch Wood Protection (Aust) Pty Ltd. (“KAWP”) was granted immunity for cartel conduct under a leniency program from the Australian Competition and Consumer Commission (“ACCC”) in 2005 subject to certain conditions. In August 2008, the ACCC advised KAWP that its investigation had been completed, that the conditions had been met, and that the grant of immunity was now unconditional. In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, Koppers Arch Investments Pty Limited (“KAIP”), certain officers and employees thereof, and several other companies and individuals unrelated to the Company. The complaint alleged, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. During 2008, the parties involved settled the matter and the case was dismissed. KANZ contributed NZ$0.2 million ($0.2 million) to the settlement, which is net of insurance proceeds and the indemnification described below. This settlement did not have a material effect on the Company’s cash flow and did not have an effect on its results of operations.

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

The Company does not expect additional litigation regarding these Australian and New Zealand matters. If any should occur, the Company does not expect them to have a material adverse effect on the Company’s results of operations and cash flow.

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named a defendant in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent and awarded €0.2 million (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €0.2 million (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer. During 2008, the finding of infringement was affirmed on appeal. The plaintiff claims its damages to be approximately €7.8 million (approximately $11.0 million) and AWP asserts that if there were patent infringement, its share of any damages should be less than €1.0 million (approximately $1.4 million). In December 2008, AWP was advised that the plaintiff and the manufacturer had settled the case, including the claims asserted therein against AWP, for an undisclosed amount, and with no contribution from AWP. The lawsuit was subsequently dismissed.

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. At the end of 2008, the plaintiff claimed that about 490 boats had manifested the problem, and that it had expended €3.6 million (approximately $5.1 million) to repair 425 of those boats. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. At December 31, 2008, ACF had €0.8 million (approximately $1.1 million) accrued for this matter. An unfavorable outcome related to this matter could have a material impact on the Company’s results of operations and cash flows.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims were settled. During the fourth quarter of 2008, the statute of limitations expired on the remaining claims. The Company reversed all liabilities that were previously recorded related to the claims and recorded a gain of $1.4 million in Other (gains) and losses in the Company’s 2008 Consolidated Statement of Income.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.1 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

The Company is being sued by the current owner of a former Hickson site in Italy for environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.1 million) for the remediation of the site. The matter is currently within the Italian court system. The Company has worked with the local authorities to resolve any risk based remediation issues at the site. Remediation actions were completed in 2008, and the Company believes that it has no further obligation at the site.

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

Business and Credit Concentrations

A significant portion of sales of the Treatment Products segment (approximately 17%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2008 consolidated sales. However, the loss of either of these customers would have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer was not replaced.

Sales of the HTH water products business are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has mitigated somewhat the seasonality of the business, as the seasons in the southern hemisphere are opposite those in the North American and European markets.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Provided By (Used For)
Accounts Receivable Securitization Program	$—	$—	$—
Change in Working Capital	(60.2)	(22.9)	(23.3)
Change in Noncurrent Liabilities	(10.4)	(32.1)	11.5
Net Operating Activities from Continuing Operations	45.4	54.2	76.2
Cash Flows of Discontinued Operations (Operating Activities)	—	(1.6)	5.4
Capital Expenditures	(53.3)	(41.6)	(26.7)
Businesses Acquired in Purchase Transactions, net of Cash	(125.5)	(14.3)	(2.9)
Proceeds from Sale of a Business, net	3.7	11.6	1.2
Proceeds from Sale of Land and Property	0.7	2.8	2.3
Net Investing Activities	(174.4)	(42.4)	(29.2)
Debt Borrowings (Repayments), net	128.4	(19.4)	(9.5)
Net Financing Activities	109.8	(22.4)	(19.1)

Operating Activities:

For 2008, $45.4 million was provided by operating activities from continuing operations compared to $54.2 million for 2007. The larger use of working capital in 2008 was principally due to the seasonal build in working capital for the newly acquired Advantis pool and spa business, higher incentive compensation payments in 2008 earned under the Company’s annual and long-term incentive plans in 2007 and an increase in income tax payments. 2007 includes approximately $13 million of cash received upon the completion of a contract with the U.S. Government and a $36.4 million voluntary contribution to the Company’s U.S. pension plan.

For 2007, $54.2 million was provided by operating activities from continuing operations compared to $76.2 million for 2006. The decrease was principally due to a voluntary contribution to the Company’s U.S. pension plan of $36.4 million, partially offset by the expected proceeds from the completion of a contract with the U.S. government.

Investing Activities:

Capital Expenditures:

Capital expenditures for 2008 increased $11.7 million principally due to the construction of two new biocides plants in China to meet growing demand for biocides used in antidandruff products and marine antifouling paints and due to the Company’s expansion of its water chemicals manufacturing capacity in Brazil and South Africa.

Capital expenditures for 2007 increased $14.9 million principally due to increased spending for the personal care and industrial biocides business as a result of construction in China, as well as expanding the U.S. manufacturing capacity.

Capital expenditures for 2009 are expected to be in the $35 to $40 million range.

Businesses Acquired in Purchase Transactions, net of cash:

On October 10, 2008, the Company completed the acquisition of the water treatment chemicals business of Advantis, a North American manufacturer and marketer of branded swimming pool, spa and surface water treatment chemicals. The purchase price was $125.0 million, free of debt and inclusive of expenses paid, and a final post-closing working capital adjustment of $0.3 million, which was received by the Company in the first quarter of 2009. The acquisition was financed by borrowings from the Company’s existing credit facility. For additional information concerning the acquisition see Note 19 of Notes to Consolidated Financial Statements.

Businesses acquired in purchase transaction in 2007 principally relates to the Company’s purchase of the remaining 51 percent share of its Australian joint venture, KAWP, from its joint venture partner on July 5, 2007. The purchase price was $19.0 million, consisting of a cash payment of $15.5 million and the assumption of 51 percent of the joint venture net debt of $6.8 million. Additionally, the purchase price included a working capital adjustment. The purchase price, net of the working capital adjustment, was paid during 2007. The acquisition was financed from available cash. For additional information concerning the acquisition see Note 19 of Notes to Consolidated Financial Statements.

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its HTH water products joint venture, Nordesclor. The total purchase price, net of cash received, was $16.8 million, inclusive of expenses paid and a working capital adjustment, which was paid in 2006. The purchase price was further subject to a contingent payment based on cumulative earnings over the next year. During 2007, the Company made the first installment of the contingent payment of $0.3 million. During 2008, the Company made the final installment of the contingent payment of $0.2 million. The acquisition was financed through local borrowings and available cash. For additional information concerning the acquisition see Note 19 of Notes to Consolidated Financial Statements.

On April 2, 2004, the Company completed the acquisition of Avecia’s pool & spa and protection & hygiene businesses. The total purchase price, net of cash acquired, was $230.8 million, inclusive of expenses and a final working capital payment of $7.4 million. The purchase price was further subject to contingent payments of up to $5.0 million in cash based upon earnings attributable to North American sales of certain products. Since the acquisition, the Company has paid $4.1 million with a corresponding increase to goodwill, of which the final $2.1 million was paid in 2006. For additional information concerning the acquisition see the Company’s Form 10-K for the year ended December 31, 2004 as well as the Form 8-K/A filed by the Company on June 16, 2004.

Proceeds from Sale of a Business, net:

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. During 2008, $3.7 million of the proceeds were received. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $15.3 million of which had been received as of December 31, 2008. The balance of $1.9 million is included in Accounts receivable, net ($1.2 million) and Other assets ($0.7 million) in the Consolidated Balance Sheet. The current receivable is expected to be collected as working capital is liquidated and the majority of the non-current receivable is expected to be collected in 2010.

In November 2006, the Company completed the sale of certain assets in Brazil. Net proceeds were $1.0 million. The Company recorded a pre-tax gain of $0.4 million.

In November 2006, the Company sold shares of an investment in an industrial coatings business. The Company received net proceeds of $0.7 million and recorded a pre-tax gain of $1.2 million.

Cash proceeds from the sale of a business, net in 2006 include certain expenses related to the sale of the microelectronic materials business to Fuji Photo Film Co., Ltd., which occurred in November 2004.

Proceeds from Sale of Land and Property:

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

Other Net Investing Activities:

In February 2004, the Company funded rabbi trusts relating to three compensation deferral plans. During 2007 and 2006, our trusts have been funded with cash and purchased marketable securities of $2.1 million and $3.7 million, respectively, which are included in investing activities.

Financing Activities:

In 2008, the Company used its senior revolving credit facility to finance the acquisition of Advantis Technologies, which was purchased for approximately $125 million.

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

Liquidity

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains quarterly leverage and interest coverage covenants. Leverage (debt/EBITDA) cannot exceed 3.5 and interest coverage (EBITDA/total interest expense) cannot be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $81.0 million at December 31, 2008. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At December 31, 2008, the Company had $97.5 million of available borrowings under the credit facility.

In 2005 the Company entered into an accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. In June 2008, the securitization program was extended through July 2011. The program diversifies the Company’s sources of liquidity. Under this program, the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At December 31, 2008 and 2007, respectively, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. During the year, these sales have been reflected as a reduction of receivables in the consolidated balance sheet. The amount of participation interests sold under this arrangement is subject to change based on the level of eligible receivables. The accounts receivable sold are reflected as a sale of accounts receivable in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The costs of the program of $1.3 million, $2.0 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in selling and administration expenses in the accompanying Consolidated Statement of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage (3.4% and 5.7% in 2008 and 2007, respectively) is based on the cost of commercial paper issued by Three Pillars plus a margin. During June 2008, in conjunction with the extension of the securitization program, the margin was changed to approximately 0.8%. Prior to the extension of the program, the margin was approximately 0.4%. See Note 2 of Notes to Consolidated Financial Statements. In connection with the Company’s accounts receivable securitization program, SunTrust has entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable. This commitment expires July 9, 2009 and if it were not extended the Company may not be able to obtain funding using its accounts receivable securitization program.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Series A notes of $149.0 million came due in March 2007 and the Series B notes of $62.0 million are due in March 2009. The Company used the credit facility to pay off the Series A notes in March 2007. The Company’s Series B senior notes, which bear a fixed interest rate of 8.24%, contain a quarterly leverage ratio covenant of 3.5, a fixed charge coverage ratio covenant not to be less than 2.25 and a debt to total capitalization ratio covenant of 55%. In addition, the notes contain a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002. This limitation was $55.1 million at December 31, 2008. The Company expects to pay off the Series B notes of $62.0 million with excess cash on hand and / or utilizing the credit facility. On February 13, 2009, the Company obtained additional financing to reduce borrowings under the credit facility which was paid down in advance of the maturing senior notes. See Note 11 of Notes to Consolidated Financial Statements for additional information.

Other borrowings at December 31, 2008 included $18.5 million of borrowings under international credit facilities. Such credit facilities have interest rates ranging from 2% to 15%.

At December 31, 2008, the Company had $32.7 million of outstanding letters of credit and $1.7 million of outstanding letters of guarantee.

The recent turmoil in the financial markets has resulted in a contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. Nonetheless, the Company believes that the credit facility, new term loan, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if Company earnings or cash flows were to fall significantly below current expectations, a risk exists that the Company would not have enough liquidity to meet its operating needs as well as not being able to meet its quarterly leverage, interest coverage, fixed charge coverage or debt to total capitalization ratio covenants, which could trigger a default condition under its debt agreements.

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, in 2007 the Company concluded that it would accelerate the funding of its U.S. pension plan to meet the legislated full funding phase-in thresholds for 2008 and beyond. During 2007 and 2008, the Company made pension contributions of $43.5 million, which included a voluntary contribution of $36.4 million, and $3.0 million to its U.S. pension plan, respectively. In light of the dramatic decline in the U.S. qualified plan’s assets in 2008 and based upon current legislation, the Company no longer expects to meet the full funding phase-in threshold for 2009. The Company will evaluate its funding options during the year. The final determination will not be made until September 2009 and will take into consideration a number of factors including changes in legislation and the macro-economic environment. The Company is not required to make any contributions in 2009, but the range of contributions that the Company may consider will range from zero to an estimate of approximately $50 million.

The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million per year.

Contractual Obligations

The following table details the Company’s contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	All Other
	($ in millions)
Debt and capital lease obligations (1)	$333.0	$18.5	$314.5	$—	$—	$—
Operating lease commitments	50.4	12.2	18.1	11.4	8.7	—
Other contractual purchase obligations	42.0	37.1	4.7	0.2	—	—
Uncertain tax positions (FASB Interpretation No. 48)	12.6	—	—	—	—	12.6
Other long-term liabilities	7.3	—	1.7	0.8	4.8	—

Total	$445.3	$67.8	$339.0	$12.4	$13.5	$12.6

(1)	Excluded from the debt and capital lease obligations are the related interest payments, which are estimated to be $11.5 million in 2009, $8.9 million in 2010, and $4.5 million in 2011. The interest payments have been calculated using the variable interest rates in effect as of December 31, 2008 as well as the rate for the new term loan.

The amounts above exclude the Company’s minimum pension funding requirements as set forth by ERISA. The Company’s minimum funding requirements are dependent on several factors, including the discount rate and investment returns, and any changes in legislation. At the current time it is not possible to reasonably predict future contributions by year. Based upon the assumption that interest rates will remain at or near the levels at December 31, 2008, that the annual rate of return on assets will be 8.50%, that mortality rates will remain consistent with December 31, 2008 assumptions, and there are no changes in existing legislation, it would be reasonable to assume that U.S. contributions over the next seven years will total to an amount approximately equal to the current funding deficit (approximately $115 million) plus an annual amount equal to the current service cost (approximately $8 million in 2008) over the period. The Company also has payments due under other postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company has minimum funding requirements for its U.K. pension plans, which are expected to be approximately $15 million to $20 million per year.

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

On January 28, 2009, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend is payable on March 13, 2009 to shareholders of record at the close of business on February 13, 2009.

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

Based upon the annual impairment analysis, which was completed in the first quarter of 2008, the estimated fair value of the reporting units exceeded their carrying value and as a result, the Company did not need to proceed to the second step of the impairment test.

Historically low levels of housing activity, consumer confidence and disposable income have led to a significant decline in worldwide consumer demand. This economic slowdown intensified throughout 2008 as weakness spread to the broader worldwide economy, negatively impacting many of our customers in the industrial coatings business and our expectations of a recovery in these markets. As a result of an update to the Company’s financial forecast, due to the aforementioned items and in connection with the year-end review of our accounts, the Company conducted an interim SFAS 142 impairment review which indicated that there was an impairment on the goodwill of the industrial coatings business. Based upon an analysis of fair value, the Company recorded a non-cash goodwill impairment change of $24.6 million, which eliminated the remaining carrying amount of goodwill related to the industrial coatings business. The fair value of the coatings business was determined using a combination of valuation methodologies, including a discounted cash flow model.

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

Sensitivity Analysis

The sensitivity of changes in key assumptions for our principal pension and postretirement plans’ expense are as follows:

•

Discount rate—A 25-basis point change in the discount rate would increase or decrease the expense of the Company’s U.S. and Hickson U.K. pension benefit plans by approximately $1 million and approximately $0.4 million, respectively. In addition, a similar change in the discount rate would increase or decrease the projected benefit obligation by approximately $8 million for the Company’s U.S. plans and approximately $10 million for the Hickson U.K. plans.

•

Expected return on plan assets—A 25-basis point change in the expected return on plan assets would increase or decrease the expense for the Company’s U.S. and Hickson U.K. pension benefit plans by approximately $0.6 million and $0.7 million, respectively. This change would have no impact on the projected benefit obligation for either plan.

•

Mortality assumptions—A change in mortality tables for the Company’s U.S. plans that increases or decreases age-65 life expectancy by one year would increase or decrease the pension expense by approximately $2 million and increase or decrease the projected benefit obligation by approximately $8 million. A 10 percent change in the mortality rates for the Hickson U.K. plans would increase or decrease the pension expense and projected benefit obligation by approximately $1 million and $6 million, respectively.

For further information about our pension and postretirement plans see Note 15 of Notes to Consolidated Financial Statements.

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

Legal Contingencies

The Company is subject to proceedings, lawsuits and other claims in the normal course of business. Each quarter, the Company formally evaluates its current proceedings, lawsuits and other claims with counsel and when there are changes in circumstances. These contingencies require management judgment in order to assess the likelihood of any adverse judgments or outcomes and the potential range of probable losses. Liabilities for legal matters are accrued for when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing information. The Company assesses its legal liabilities separately from any potential insurance recovery or indemnification. As such, we record legal liabilities on a gross basis, unless a right of set-off exits. Any benefit from the insurance recoveries or that result from an indemnification by another party are recorded when the Company is reasonably certain the other party will fulfill its obligation. The Company’s insurance coverage provides coverage on a reimbursement basis; therefore, there may be a lag between any payment ultimately paid by the Company and reimbursement of such payment from the Company’s insurers. Estimates of contingencies may change in the future due to new developments or changes in legal approach. For additional information, see Note 20 of Notes to Consolidated Financial Statements.

Incentive Compensation

The Company maintains a long-term employee incentive compensation plan that is intended to reward eligible employees for their contributions to the Company’s long-term success. Provisions for employee incentive compensation are included in Accrued Liabilities and Other Liabilities on the Company’s Consolidated Balance Sheets. The Company’s financial target for the long-term incentive plan is return on equity to be achieved in three years, which can be accelerated and earned in two years. The financial targets are set annually by the Compensation Committee of the Board of Directors. If the financial targets are not going to be achieved at the end of year three, one-half of the award is forfeited and the remaining award is earned over the remaining three year period. Therefore, changes in the Company’s estimated financial performance could have a significant impact on the amount of compensation expense recorded by the Company in any given period. Since certain awards in the Company’s long-term incentive plan are paid out in cash based upon market price of the Company’s common stock, the amount of incentive compensation expense will vary based upon the market price of the Company’s stock at the end of each reporting period. In the fourth quarter of 2008, the Company entered into equity total return swap agreements in order to minimize earnings volatility related to fluctuations in the Company’s stock price. See Note 13 to the Consolidated Financial Statements for further detail.

For additional information about significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The adoption of the pronouncement on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company does not believe that the adoption of the SFAS 157 requirements which were effective for the Company on January 1, 2009 will have a material impact on the Company’s results of operations and financial position. See Note 23 of Notes to Consolidated Financial Statements for further detail.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) and Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51.” (“SFAS 160”). SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interest (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141 (R) will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interest, including any that arose before the effective date. The Company does not believe that the adoption of SFAS 141(R) and SFAS 160 will have a material impact on its results of operations and financial position.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to entities with outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends. Furthermore, awards with dividends that do not need to be returned to the entity if the employee forfeits the award are considered participating securities. Accordingly, under FSP EITF 03-6-1 unvested share-based payment awards that are considered to be participating securities should be included in the computation of EPS pursuant to the two-class method under SFAS 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company is currently evaluating the impact of the adoption of the pronouncement, if any.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 137 and SFAS No. 138 as of January 1, 2001, derivative instruments are recognized as assets or liabilities in the Company’s Consolidated Balance Sheets and are measured at fair value. The change in the fair value of a derivative designated as a fair value hedge and the change in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. For derivatives which qualify for designation as cash flow hedges, the effective portion of the changes in fair value is recognized as part of other comprehensive income until the underlying transaction that is being hedged is recognized in earnings. The ineffective portion of the change in fair value of cash flow hedges is recognized in earnings currently. Changes in fair value for other derivatives, which do not qualify as a hedge for accounting purposes, are recognized in current period earnings.

The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. Most of the Company’s currency derivatives expire within one year. At December 31, 2008, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $22.2 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $7.3 million. At December 31, 2007, the Company had no outstanding forward contracts. At December 31, 2008 and 2007 the Company had no outstanding option contracts to sell or buy foreign currencies.

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans (“plans”) as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes such liabilities are adjusted and the impact is recorded in the Company’s Consolidated Statement of Income. In the fourth quarter of 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the plans. The Company did not designate the swaps as hedges in accordance with SFAS 133. Rather, the

Company marks the swaps to market and records the impact in Selling and Administration expenses in the Company’s Consolidated Statement of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and Administration expenses in the Company’s Consolidated Statement of Income.

The Company is exposed to interest rate risk on its outstanding borrowings that are subject to floating rates. In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility to a fixed rate of 2.72%. Additionally, in October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility to a fixed rate of 3.18%. In accordance with SFAS 133, the Company has designated the swap agreements as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate.

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-K contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; continued weakening in U.S., European and Asian economies; increases in interest rates; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; loss of key customers; the Company’s ability to maintain chemical price increases; higher-than-expected raw material and energy costs and availability for certain chemical product lines; a change in the antidumping duties on certain products; price increases due to changes in Chinese taxes related to exports from China; increased foreign competition in the calcium hypochlorite markets; inability to obtain transportation for our chemicals; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled, such as the China plant; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; ability to obtain financing at attractive rates; financial market disruptions that impact our customers or suppliers; and gains or losses on derivative instruments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and commodity prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rates

The Company is exposed to interest rate risk on approximately 85 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2009 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $1.6 million.

See Note 13 to the Consolidated Financial Statements for detail of the Company’s interest rate swap agreements.

Foreign Currency Risk

Approximately 40 percent of the Company’s sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. These exposures from foreign exchange fluctuations can affect the Company’s equity investments and its respective share of earnings (losses), the Company’s net investment in foreign subsidiaries, translation of the Company’s foreign operations for U.S. GAAP reporting purposes and purchase and sales commitments denominated in foreign currencies. The Company enters into forward sales and purchase contracts and currency options to manage currency risk from actual and anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar and Japanese yen). It is the Company’s policy to hedge up to 80% of these transactions during a calendar year. The counterparties to the options and contracts are major financial institutions.

Holding other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2 million to $3 million related to the unhedged portion. Any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting.

See Note 13 to the Consolidated Financial Statements for detail of the Company’s foreign currency forward contracts.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the company’s rolling twelve-month copper requirements. At December 31, 2008, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid or resins would decrease the Company’s annual results of operations and annual cash flows between $2 million and $3 million. Holding other variables constant, a 10 percent adverse change in the price of either propylene, copper, or natural gas would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million.

Stock Price Risk

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as a portion of the underlying liabilities are tied to the Company’s stock price. In the fourth quarter of 2008, the Company entered into equity total return swap agreements in order to minimize earnings volatility related to fluctuations in the Company’s stock price. See Note 13 to the Consolidated Financial Statements for further detail.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Arch Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of Arch Chemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. In 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ KPMG LLP

Stamford, Connecticut

February 20, 2009

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in millions, except per share amounts)
ASSETS
Current Assets:
Cash and Cash Equivalents	$50.8	$73.7
Accounts Receivables, net	184.2	176.7
Short-Term Investment	56.0	64.1
Inventories, net	216.1	207.1
Other Current Assets	19.6	31.6

Total Current Assets	526.7	553.2
Investments and Advances—Affiliated Companies at Equity	1.5	1.9
Property, Plant and Equipment, net	212.2	201.4
Goodwill	199.6	206.8
Other Intangibles	183.0	149.6
Other Assets	109.4	75.3

Total Assets	$1,232.4	$1,188.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-Term Borrowings	$18.5	$29.1
Current Portion of Long-Term Debt	—	0.3
Accounts Payable	180.1	193.5
Accrued Liabilities	75.9	108.0

Total Current Liabilities	274.5	330.9
Long-Term Debt	314.5	178.8
Other Liabilities	281.5	204.1

Total Liabilities	870.5	713.8
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, par value $1 per share, Authorized 100.0 shares:
24.8 shares issued and outstanding (24.7 in 2007)	24.8	24.7
Additional Paid-in Capital	457.2	451.6
Retained Earnings	64.1	47.0
Accumulated Other Comprehensive Loss	(184.2)	(48.9)

Total Shareholders’ Equity	361.9	474.4

Total Liabilities and Shareholders’ Equity	$1,232.4	$1,188.2

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Sales	$1,492.1	$1,487.6	$1,402.9
Cost of Goods Sold	1,063.3	1,055.7	1,029.3
Selling and Administration	295.5	309.7	282.1
Research and Development	21.8	20.1	18.2
Other (Gains) and Losses	(1.8)	(12.8)	(2.4)
Restructuring Expense	1.3	8.1	—
Impairment Charge	25.8	7.9	23.5
Interest Expense	14.2	17.1	21.7
Interest Income	3.5	3.8	1.4

Income From Continuing Operations Before Taxes and Equity in Earnings of Affiliated Companies	75.5	85.6	31.9
Equity in Earnings of Affiliated Companies	0.4	0.5	0.8
Income Tax Expense	38.9	36.8	18.6

Income From Continuing Operations	37.0	49.3	14.1
Income from Discontinued Operations (net of tax expense of $0.4 million and $0.4 million, respectively)	—	0.9	0.1
Loss on Sale of Discontinued Operations (net of tax expense of $0.3 million)	—	(14.9)	—

Net Income	$37.0	$35.3	$14.2

Net Income (Loss) Per Common Share—Basic:
Continuing Operations	$1.49	$2.01	$0.59
Income From Discontinued Operations	—	0.04	—
Loss on Sale of Discontinued Operations	—	(0.61)	—

Basic Net Income Per Common Share	$1.49	$1.44	$0.59

Net Income (Loss) Per Common Share—Diluted:
Continuing Operations	$1.49	$2.00	$0.58
Income From Discontinued Operations	—	0.03	—
Loss on Sale of Discontinued Operations	—	(0.60)	—

Diluted Net Income Per Common Share	$1.49	$1.43	$0.58

Weighted Average Common Stock Outstanding—Basic	24.8	24.5	24.0
Weighted Average Common Stock Outstanding—Diluted	24.9	24.7	24.3

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	($ in millions)
Operating Activities:
Net Income	$37.0	$35.3	$14.2
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used in) Operating Activities, Net of Businesses Acquired:
Income from Discontinued Operations	—	(0.9)	(0.1)
Loss on Sale of Discontinued Operations	—	14.9	—
Equity in Earnings of Affiliates	(0.4)	(0.5)	(0.8)
Other (Gains) and Losses	(1.8)	(12.8)	(2.4)
Depreciation and Amortization	45.5	45.0	44.3
Deferred Taxes	18.2	8.0	9.7
Restructuring Expense	1.3	8.1	—
Restructuring Payments	(2.1)	(6.7)	(0.3)
Impairment Charge	25.8	7.9	23.5
Change in Assets and Liabilities, Net of Purchases and Sales of Businesses:
Accounts Receivable Securitization Program	—	—	—
Receivables	(12.4)	(5.9)	(12.8)
Inventories	(17.9)	(17.1)	(5.1)
Other Current Assets	1.3	(4.6)	1.0
Accounts Payable and Accrued Liabilities	(31.2)	4.7	(6.4)
Noncurrent Liabilities	(10.4)	(32.1)	11.5
Other Operating Activities	(7.5)	10.9	(0.1)

Net Operating Activities from Continuing Operations	45.4	54.2	76.2
Cash Flow of Discontinued Operations	—	(1.6)	5.4

Net Operating Activities	45.4	52.6	81.6

Investing Activities:
Capital Expenditures	(53.3)	(41.6)	(26.7)
Businesses Acquired in Purchase Transactions, Net of Cash Acquired	(125.5)	(14.3)	(2.9)
Proceeds from Sale of a Business, net	3.7	11.6	1.2
Proceeds from Sale of Land and Property	0.7	2.8	2.3
Cash Flow of Discontinued Operations	—	—	—
Other Investing Activities	—	(0.9)	(3.1)

Net Investing Activities	(174.4)	(42.4)	(29.2)

Financing Activities:
Long-Term Debt Borrowings	150.0	150.0	40.0
Long-Term Debt Repayments	(14.6)	(184.8)	(49.6)
Short-Term (Repayments) Borrowings, net	(7.0)	15.4	0.1
Dividends Paid	(19.9)	(19.6)	(19.3)
Cash Flow of Discontinued Operations	—	(0.8)	(2.2)
Other Financing Activities	1.3	17.4	11.9

Net Financing Activities	109.8	(22.4)	(19.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.7)	3.5	6.0

Net (Decrease) Increase in Cash and Cash Equivalents	(22.9)	(8.7)	39.3
Cash and Cash Equivalents, Beginning of Year	73.7	82.4	43.1

Cash and Cash Equivalents, End of Year	$50.8	$73.7	$82.4

Supplemental Cash Flow Information for:
Income Taxes Paid, net of refunds	$28.9	$17.0	$10.7
Interest Paid	$12.8	$21.5	$23.5

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income(Loss)
	Shares	Amount
			(in millions, except per share amounts)
Balance at December 31, 2005	23.6	$23.6	$422.2	$36.4	$(117.2)	$365.0
Net Income	—	—	—	14.2	—	14.2	14.2
Foreign Currency Translation Adjustments	—	—	—	—	40.0	40.0	40.0
Change in Fair Value of Derivatives	—	—	—	—	1.0	1.0	1.0
Minimum Pension Liability Adjustment, net of taxes of $9.6	—	—	—	—	(26.9)	(26.9)	(26.9)
Pension Liability Adjustment, after adoption of SFAS 158, net of taxes of $12.0	—	—	—	—	(20.9)	(20.9)	—
Stock Issued	—	—	—	—	—	—	—
Tax Benefit on Stock Options	—	—	0.3	—	—	0.3	—
Stock Options Exercised	0.5	0.5	12.3	—	—	12.8	—
Cash Dividends ($0.80 per share)	—	—	—	(19.3)	—	(19.3)	—

Balance at December 31, 2006	24.1	24.1	434.8	31.3	(124.0)	366.2	$28.3

Net Income	—	—	—	35.3	—	35.3	35.3
Foreign Currency Translation Adjustments	—	—	—	—	38.2	38.2	38.2
Change in Fair Value of Derivatives	—	—	—	—	(0.8)	(0.8)	(0.8)
Pension Liability Adjustment, net of taxes of $17.6	—	—	—	—	37.7	37.7	37.7
Stock Issued	—	—	0.1	—	—	0.1	—
Tax Benefit on Stock Options	—	—	1.9	—	—	1.9	—
Stock Options Exercised	0.6	0.6	14.8	—	—	15.4	—
Cash Dividends ($0.80 per share)	—	—	—	(19.6)	—	(19.6)	—

Balance at December 31, 2007	24.7	24.7	451.6	47.0	(48.9)	474.4	$110.4

Net Income	—	—	—	37.0	—	37.0	37.0
Foreign Currency Translation Adjustments	—	—	—	—	(59.8)	(59.8)	(59.8)
Change in Fair Value of Derivatives, net of taxes of $0.8	—	—	—	—	(1.9)	(1.9)	(1.9)
Pension Liability Adjustment, net of taxes of $34.2	—	—	—	—	(73.6)	(73.6)	(73.6)
Stock Issued	—	—	0.2	—	—	0.2	—
Tax Benefit on Stock Options	—	—	0.1	—	—	0.1	—
Stock Options Exercised	0.1	0.1	1.1	—	—	1.2	—
Share-Based Compensation	—	—	4.2	—	—	4.2	—
Cash Dividends ($0.80 per share)	—	—	—	(19.9)	—	(19.9)	—

Balance at December 31, 2008	24.8	$24.8	$457.2	$64.1	$(184.2)	$361.9	$(98.3)

See accompanying notes to the consolidated financial statements.

ARCH CHEMICALS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Formation of Arch Chemicals, Inc.

Arch Chemicals, Inc. (“Arch” or the “Company”) was organized under the laws of the Commonwealth of Virginia on August 25, 1998 as a wholly-owned subsidiary of Olin Corporation (“Olin”) for the purpose of effecting the distribution of certain of Olin’s chemical businesses (“Distribution”) to the shareholders of Olin. The Company is a biocides company providing chemistry-based and related solutions to selectively destroy and control the growth of harmful microbes. Our concentration is in water treatment, hair and skin care products, treated wood, preservation and protection applications such as for paints and building products, and health and hygiene applications. The Company operates in two segments: Treatment Products and Performance Products. The Treatment Products segment includes three reportable business units: the HTH water products, the personal care and industrial biocides products and the wood protection and industrial coatings products businesses. The Performance Products segment includes two reportable business units: the performance urethanes business and the hydrazine business.

The Company has organized its segments around differences in products and services, which is how the Company manages its businesses.

The Treatment Products businesses manufacture and sell water treatment chemicals, industrial biocides and personal care specialty ingredients and wood treatment and industrial coatings products. HTH water products produces chemicals for the sanitization and treatment of residential pool and commercial pool and spa water, water used in industrial applications and the purification of potable water. Additionally, the surface water business of HTH water products manufacturers a range of branded products, including products under the Applied Biochemists® brand name and provides technical support for controlling algae and nuisance aquatic vegetation. The Company sells both chlorine-based products (calcium hypochlorite and chlorinated isocyanurates) and non-chlorine-based products (poly (hexamethylene biguanide) hydrochloride (“PHMB”)) as sanitizers. Consumer brands include HTH®, Baquacil®, Baqua Spa®, POOLIFE®, GLB® Pool and Spa, and Leisure Time®. The personal care and industrial biocides business manufactures biocides that control dandruff on the scalp and control the growth of micro-organisms particularly fungi and algae. It markets products such as Zinc Omadine® biocide, the most widely used antidandruff agent in the world, as well as actives and functional products sold primarily to manufacturers of skin care and hair care products. The Company’s industrial biocides are used in mildew-resistant paints, coatings and lubricants. The Company also develops, manufactures and markets biocides primarily for anti-bacterial applications; it is a leading global supplier of biocides for the industrial preservation and consumer segments of the biocides market. The biocides products are marketed under the well-recognized trademarks, such as Omadine®, Omacide®, Triadine®, Proxel®, Purista®, Vantocil®, Reputex®, Cosmocil® and Densil® biocides. The Company’s wood protection business sells wood treatment chemicals solutions that enhance the properties of wood. Its wood preservatives and fire retardants are sold under the brand names Wolman®, Tanalith®, Vacsol®, Resistol® and Dricon®. The Company’s industrial coatings business manufactures a wide range of coatings for a variety of applications for wood and other materials, which are industrial or consumer applied products for the surface decoration and protection of wood. These products are sold under brand names such as Sayerlack® and Linea Blu®.

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

Reclassifications of prior-year data have been made, where appropriate, to conform to the 2008 presentation.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis was effective for the Company on January 1, 2009. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those non-recurring nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. The adoption of the pronouncement did not have a material impact on the Company’s 2008 consolidated financial statements and the Company does not believe that the SFAS 157 requirements which were effective for the Company on January 1, 2009 will have a material impact on the Company’s results of operations and financial position. See Note 23 for additional information.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. See Note 15 for additional information.

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”), which provides entities with an irrevocable option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximated fair values due to the short-term maturities of these instruments. The fair value of the Company’s borrowings, if any, under its existing credit facility, approximates book value due to the fact that the borrowings’ floating interest rates reset every one to six months.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.

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

Share-Based Payments

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) requires companies to recognize expense over the requisite service period in the income statement for the grant-date fair value of awards of share based payments including equity instruments and stock appreciation rights to employees. SFAS 123(R) also clarifies and expands guidance in several areas, including measuring fair value, defining requisite service period, accounting for liability classified awards and accounting for tax benefits.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances where it is more likely than not all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as future taxable income and available tax planning strategies. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets.

The Company provides for income taxes for uncertain tax positions in accordance with the provisions of FIN 48. This interpretation of SFAS 109 requires the Company to recognize and measure tax benefits associated with tax positions and disclose uncertainties related to income tax positions in its financial statements. The Company cannot recognize a tax benefit in its financial statements unless it concludes the benefit is more likely than not of being sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company has assessed the tax benefits of the income tax positions in its financial statements. The Company assessed these income tax positions based on our experience with similar tax positions, information obtained during the examination process, and the advice of experts.

Earnings Per Common Share

All earnings per share computations and presentations are in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and the dilutive effect of performance and service awards which will be settled in shares.

The reconciliation between basic and diluted shares outstanding for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
(in millions)	2008	2007	2006
Basic	24.8	24.5	24.0
Common equivalent shares from stock options, performance and service awards using the treasury stock method	0.1	0.2	0.3

Diluted	24.9	24.7	24.3

For the years ended December 31, 2008 and 2007, there were no stock options with exercise prices greater than the average market price. Stock options of approximately 0.2 million with exercise prices greater than the average market price of the Company’s common stock are not included in the computation of diluted earnings per share for the year ended December 31, 2006.

In 2004, the Company established a Rabbi Trust for several deferred compensation plans (see Note 15 for more information). The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock and the shares are excluded from the basic shares outstanding calculation and added back for dilutive shares outstanding. At December 31, 2008, the trust held approximately 0.1 million shares which it had previously purchased on the open market.

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

Business and Credit Concentrations

A significant portion of sales of the Treatment Products segment (approximately 17%) is dependent upon two customers, one of which accounts for a significant portion of the sales of the HTH water products business and the other of which accounts for a significant portion of the sales of the personal care and industrial biocides businesses. Sales to these two customers are individually less than 10% of the Company’s 2008 consolidated sales. However, the loss of either of these customers would have a material adverse effect on the sales and operating results of the Company, respective segment and businesses if such customer were not replaced.

Sales of the HTH water products business are seasonal in nature as its products are primarily used in the U.S. residential pool market. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not necessarily indicative of the results to be expected for the entire fiscal year. Through the Company’s HTH water products acquisitions in Latin America and South Africa, the Company has mitigated somewhat the seasonality of the business, as the seasons in the southern hemisphere are opposite those in the North American and European markets.

2.	Accounts Receivable/Short-Term Investment

Accounts receivable at December 31, 2008 and 2007 include the following:

	December 31,
($ in millions)	2008	2007
Accounts receivable, trade	$167.2	$154.4
Accounts receivable, other	26.1	30.1

	193.3	184.5
Less allowance for doubtful accounts	(9.1)	(7.8)

Accounts receivable, net	$184.2	$176.7

Included in Accounts receivable, other is a receivable related to a favorable antidumping ruling for the period of review from December 16, 2004 through May 31, 2006 (Note 20). The receivable, which includes interest, was $13.4 million and $12.7 million at December 31, 2008 and December 31, 2007, respectively. Additionally, included in Accounts receivable, other is a receivable related to the sale of the performance urethanes business in Venezuela (Note 5). The receivable was $1.2 million and $3.4 million at December 31, 2008 and December 31, 2007, respectively.

Changes in the allowance for doubtful accounts for the years ended December 31, 2008, 2007, and 2006 are as follows:

($ in millions)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Beginning balance	$(7.8)	$(6.3)	$(4.0)
Provision for doubtful accounts	(4.7)	(2.3)	(2.0)
Bad debt write-offs, net of recoveries	2.7	1.3	1.0
Foreign exchange and other	0.6	(0.5)	(0.7)
Reclassification to (from) short-term investment	0.1	—	(0.6)

Ending balance	$(9.1)	$(7.8)	$(6.3)

In 2005 the Company entered into an accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. In June 2008, the securitization program was extended through July 2011. Under this program, the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At December 31, 2008 and 2007, respectively, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. During the year, these sales have been reflected as a reduction of receivables in the consolidated balance sheet. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS 140.

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $56.0 and $64.1 million at December 31, 2008 and December 31, 2007, respectively, was classified separately from Accounts Receivable, net as a Short-Term Investment on the accompanying Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.0 million at December 31, 2008 and $0.9 million at December 31, 2007) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the years ended December 31, 2008, 2007 and 2006 of $1.3 million, $2.0 million and $1.7 million, respectively, are included in Selling and Administration expenses in the accompanying Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage (3.4% and 5.7% in 2008 and 2007, respectively) is based on the cost of commercial paper issued by Three Pillars plus a margin. In June 2008, in conjunction with the extension of the securitization program, the margin was changed to approximately 0.8%. Prior to the extension of the program, the margin was approximately 0.4%. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

3.	Inventories

Inventories at December 31, 2008 and 2007 include the following:

	December 31,
($ in millions)	2008	2007
Raw materials and supplies	$77.5	$68.2
Work-in-progress	14.3	8.8
Finished goods	190.6	188.9

Inventories, gross	282.4	265.9
LIFO reserves	(66.3)	(58.8)

Inventories, net	$216.1	$207.1

Inventory valued using the LIFO method comprised approximately 45 percent of the total inventory at December 31, 2008 and 2007. Gross inventory values approximate replacement cost.

4.	Other Current Assets

Other current assets at December 31, 2008 and 2007 include the following:

	December 31,
($ in millions)	2008	2007
Deferred income taxes	$8.5	$18.9
Other	11.1	12.7

Other current assets	$19.6	$31.6

5.	Assets Held for Sale/Discontinued Operations

Performance Urethanes Business in Venezuela

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As a result of the sale, the Company recorded a non-cash after-tax loss of $14.9 million, which included $15.1 million of historical foreign currency translation losses that were recognized at the time of the sale. As of December 31, 2008, the Company has received $15.3 million of the total proceeds with the balance of $1.9 million included in Accounts receivable, net ($1.2 million) and Other assets ($0.7 million) in the Consolidated Balance Sheet.

The loss is reflected in Loss on Sales of Discontinued Operations for 2007, as follows:

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

During 2006, the Company was notified that its remaining three CMS customers were going to cancel their contracts with the Company. Prior to the termination of the contracts, the Company was able to sell the remaining inventory to the successor of these contracts and transfer most of the business’ employees. Included in Income from Discontinued Operations for the twelve months ended December 31, 2006 are severance and related costs associated with the termination of these customer contracts ($0.3 million pre-tax). As of December 31, 2006, all operations of the CMS business were either sold or ceased.

Income From Discontinued Operations

Income from Discontinued Operations until the date of the applicable sale for the years ended December 31, 2007 and 2006 include the following:

($ in millions)	Year Ended December 31, 2007	Year Ended December 31, 2006

Sales—performance urethanes Venezuelan business	$23.8	$31.8
Sales—CMS	—	1.4

Total Sales	$23.8	$33.2

Earnings before taxes—performance urethanes Venezuelan business	$1.3	$1.5
Loss before interest and taxes—CMS	—	(1.0)
Tax expense	(0.4)	(0.4)

Income from discontinued operations	$0.9	$0.1

6.	Investments and Advances—Affiliated Companies at Equity

Prior to July 2007 the Company had a 49% investment in Koppers Arch Wood Protection (Aust) Pty Ltd (“KAWP”), which manufactures CCA-based and other wood preservatives, and is principally located in Australia and New Zealand. On July 5, 2007, the Company completed the acquisition of the remaining 51 percent share of KAWP. See Note 19 for more information.

The amount of cumulative unremitted earnings of joint ventures included in consolidated retained earnings at December 31, 2008 was $0.4 million. During the years ended December 31, 2008, 2007 and 2006, distributions of $0.3 million, $0.2 million and $0.2 million respectively, were received from joint ventures.

7.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2008 and 2007 include the following:

	December 31,
($ in millions)	2008	2007
Land and improvements to land	$28.8	$28.6
Buildings and building equipment	113.5	108.2
Machinery and equipment	631.8	643.2
Leasehold improvements	11.8	11.0
Construction-in-progress	43.3	29.7

Property, plant and equipment	829.2	820.7
Less accumulated depreciation	(617.0)	(619.3)

Property, plant and equipment, net	$212.2	$201.4

Leased assets capitalized and included in the previous table are not significant. Maintenance and repairs charged to operations amounted to $28.9 million, $27.5 million and $26.0 million in 2008, 2007 and 2006, respectively.

During the fourth quarter of 2008, the Company recorded a $1.2 million impairment charge of certain manufacturing assets for the wood protection and industrial coatings businesses. The write-off is recorded in Impairment Charge in the Company’s 2008 Consolidated Statement of Income.

8.	Goodwill and Other Intangibles

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2006	$38.8	$85.0	$74.7	$198.5	$4.4	$202.9
Acquisitions	—	—	13.9	13.9	—	13.9
Foreign exchange & other	0.2	0.6	(10.8)	(10.0)	—	(10.0)

Balance, December 31, 2007	39.0	85.6	77.8	202.4	4.4	206.8
Acquisitions	42.6	—	—	42.6	—	42.6
Post acquisition adjustment	(1.2)	—	(7.0)	(8.2)	—	(8.2)
Impairment	—	—	(24.6)	(24.6)	—	(24.6)
Foreign exchange & other	(2.0)	(10.5)	(4.5)	(17.0)	—	(17.0)

Balance, December 31, 2008	$78.4	$75.1	$41.7	$195.2	$4.4	$199.6

Historically low levels of housing activity, consumer confidence and disposable income have led to a significant decline in worldwide consumer demand. This economic slowdown intensified throughout 2008 as weakness spread to the broader worldwide economy, negatively impacting many of our customers in the industrial coatings business and our expectations of a recovery in these markets. As a result of an update to the Company’s financial forecast, due to the aforementioned items and in connection with the year-end review of our accounts, the Company conducted an interim SFAS 142 impairment review which indicated that there was an impairment on the goodwill of the industrial coatings business. Based upon an analysis of fair value, the Company recorded a non-cash goodwill impairment change of $24.6 million, which eliminated the remaining carrying amount of goodwill related to the industrial coatings business. The fair value of the coatings business was determined using a combination of valuation methodologies, including a discounted cash flow model.

On October 10, 2008, the Company completed the acquisition of the water treatment chemicals business of Advantis, a North American manufacturer and marketer of branded swimming pool, spa and surface water treatment chemicals. The Company preliminarily allocated the excess purchase price of $42.6 million to goodwill. See Note 19 for further discussion.

On July 5, 2007, the Company completed the acquisition of the remaining 51 percent share of its Australian joint venture, KAWP. During 2008 the Company completed its purchase price allocation related to the acquisition, which resulted in the recording of $8.5 million of identifiable intangible assets, $2.4 million of contingent liabilities, and an $0.8 million increase in the value of property, plant and equipment. The goodwill balance was adjusted to reflect the purchase price allocation. See Note 19 for further discussion.

For the year ended December 31, 2007, included in foreign exchange and other in Wood Protection and Industrial Coatings is a decrease in goodwill of $12.7 million related to the recognition of a tax benefit due to the finalization of a tax examination.

Other Intangibles

The gross carrying amount and accumulated amortization for other intangible assets as of December 31, 2008 and 2007 are as follows:

	December 31, 2008			December 31, 2007
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	100.7	28.4	72.3	84.9	27.2	57.7
Toxicology database	13.3	4.3	9.0	18.0	4.6	13.4
Developed technology	15.5	3.7	11.8	16.4	3.5	12.9
Other	15.9	7.0	8.9	8.8	5.0	3.8

Total amortizable other Intangibles	145.6	43.6	102.0	128.3	40.5	87.8
Total non-amortizable other Intangibles—Trademarks	81.3	0.3	81.0	62.2	0.4	61.8

Total other intangibles	$226.9	$43.9	$183.0	$190.5	$40.9	$149.6

During 2008, the Company performed a preliminary purchase price allocation related to the acquisition of Advantis, which resulted in the recording of $62.2 million of identifiable intangible assets. Of the $62.2 million of acquired intangible assets, $29.9 million was assigned to customer lists (10-year life) and $22.5 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $9.8 million of acquired intangible assets include a non-compete agreement of $3.7 million (7-year life), a license arrangement of $3.4 million (9-year life) and developed technology of $2.7 million (9-year life). Excluding the trademarks, which are not subject to amortization, the intangible assets have a weighted-average useful life of approximately 10 years. The Company is in the process of finalizing third party valuations of certain intangible assets and, thus, the allocation of the purchase price is preliminary and is subject to refinement.

During the year ended December 31, 2008, the Company recorded identifiable intangible assets of $8.5 million to reflect the final purchase price allocation of the acquisition of KAWP. These assets have been reclassified from the original goodwill balance. Of the $8.5 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.3 million of acquired intangible assets include customer lists of $4.1 million (15-year life) and non-compete agreements of $0.2 million (3-year life).

Amortization

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $11.0 million, $10.2 million and $8.9 million, respectively. Estimated amortization expense is $12.6 million for the year ended December 31, 2009, $12.8 million for the year ended December 31, 2010, $12.6 million for the year ended December 31, 2011 and $12.1 million for the years ended December 31, 2012 and December 31, 2013.

9.	Other Assets

Included in other assets at December 31, 2008 and 2007 are the following:

	December 31,
($ in millions)	2008	2007
Deferred taxes (Note 14)	$84.7	$60.5
Other	24.7	14.8

Other assets	$109.4	$75.3

Included in Other assets at December 31, 2008 is a $12.8 million receivable, which includes interest, related to a favorable antidumping ruling for the period of review from June 1, 2006 through May 31, 2007 (Note 20).

10.	Accrued Liabilities

Included in accrued liabilities at December 31, 2008 and 2007 are the following:

	December 31,
($ in millions)	2008	2007
Accrued compensation	$26.9	$43.4
Accrued litigation	2.9	4.5
Environmental reserves	1.3	1.2
Other	44.8	58.9

Accrued liabilities	$75.9	$108.0

11.	Debt

Included in short-term borrowings and long-term debt at December 31, 2008 and 2007 are the following:

	December 31,
($ in millions)	2008	2007
Unsecured senior notes	$62.0	$62.0
Senior revolving credit facility	252.5	115.0
Other borrowings	18.5	31.2

Total debt	333.0	208.2
Less: current portion of long-term debt	—	(0.3)
Less: short-term borrowings	(18.5)	(29.1)

Long-term debt	$314.5	$178.8

Senior Notes

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its unsecured $350.0 million senior revolving credit facility to pay off the Series A notes of $149.0 million in March 2007. The Series B notes of $62.0 million are due in March 2009 and are classified as Long-term debt in the Company’s December 31, 2008 Consolidated Balance Sheet as the Company intends to utilize the credit facility to pay down the Series B notes.

The Company’s Series B senior notes, which bear a fixed interest rate of 8.24%, contain a quarterly leverage ratio covenant not to exceed 3.50 and a debt to total capitalization ratio not to exceed 55%. In addition, the notes contain a fixed charge coverage ratio covenant not to be less than 2.25 and a covenant that restricts the payment of dividends and repurchases of stock to $65.0 million less cumulative dividends and repurchases of stock plus 50% of cumulative net income (loss) subject to certain adjustments beginning January 1, 2002. This limitation was $55.1 million at December 31, 2008.

Credit Facility

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. It replaced the Company’s $210.0 million senior revolving credit facility which was set to mature on June 20, 2006. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.50 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $81.0 million at December 31, 2008. The facility fees can range from 0.1% to 0.225%

depending on the Company’s quarterly leverage ratios (facility fees were 0.100% at December 31, 2008). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.4% at December 31, 2008). There was $252.5 million of outstanding borrowings under the credit facility at December 31, 2008.

Term Loan

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement with a number of banks, which matures on June 15, 2011. The Company may select various floating rate borrowing options, including, but not limited to LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios (the spread was 2.75% at inception). The entire $100.0 million was drawn on the facility at closing. The agreement provides for quarterly amortization of principal equal to five percent of the outstanding principal amount of the loan beginning September 30, 2009. The agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with our existing credit facility. Additionally, consistent with the credit facility, this agreement restricts the payment of dividends and repurchase of stock to $65.0 million plus 50 percent of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At December 31, 2008, restricted payments were limited to $81.0 million.

Other Borrowings

Other borrowings at December 31, 2008 included $18.5 million of borrowings under international credit facilities. Such credit facilities have interest rates ranging from 2% to 15%.

At December 31, 2008, the Company had $32.7 million of outstanding letters of credit and $1.7 million of outstanding letters of guarantee.

Interest Rate Swaps

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. In October 2008, the Company entered into an additional interest rate swap agreement with a notional value of $30 million. See Note 13 for further discussion.

Fair Value of Debt

The fair value of the Company’s borrowings under its credit facility approximates book value due to the fact that the borrowings’ floating interest rates reset every one to six months. The fair value of the senior notes approximates book value due to the fact that the senior notes mature in March 2009. The fair value of the Company’s short-term borrowings at December 31, 2008 approximated the book value of $18.5 million due to the floating interest rate terms and the short maturity of the instruments.

12.	Other Liabilities

Included in other non-current liabilities at December 31, 2008 and 2007 are the following:

	December 31,
($ in millions)	2008	2007
Pensions and other postretirement employee benefit obligations (Note 15)	$225.5	$137.6
Deferred long-term incentive compensation	11.9	19.4
Deferred tax liability (Note 14)	12.4	14.5
Environmental reserves (Note 20)	5.8	5.3
Unrecognized tax benefits (Note 1 and Note 14)	12.6	10.9
Other	13.3	16.4

Other liabilities	$281.5	$204.1

13.	Derivative Financial Instruments

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar and Japanese yen). Most of the Company’s currency derivatives expire within one year. During 2008 and 2007, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges under the criteria of SFAS 133. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting.

During 2008 and 2007, the Company recorded net losses of $(0.7) million and $(0.5) million, respectively in Other Comprehensive Income (Loss) related to the change in the fair market value of the derivatives designated as effective cash flow hedges of which net gains of $0.2 million and $0.3 million, respectively, were subsequently reclassified into current earnings during the year. The Company records expense in Selling and Administration expense related to the change in the time value of the forward contracts, which has been excluded from the assessment of hedge effectiveness.

At December 31, 2008, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $22.2 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $7.3 million. The fair value of these forward contracts was included in Other Current Assets and Accrued Liabilities, respectively, on the accompanying Consolidated Balance Sheet. At December 31, 2007, the Company had no outstanding forward contracts to sell or buy foreign currencies.

The counterparties to the Company’s forwards contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

Foreign currency exchange (gains) losses, net of taxes, were $(4.4) million in 2008, $(0.1) million in 2007 and $2.5 million in 2006.

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans (“plans”) as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes such liabilities are adjusted and the impact is recorded in the Company’s Consolidated Statement of Income. The Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the plans in the fourth quarter of 2008. The Company did not designate the swaps as hedges in accordance with SFAS 133. Rather, the Company marks the swaps to market and records the impact in Selling and Administration expenses in the Company’s Consolidated Statement of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and Administration expenses, and there is no impact on the Company’s Consolidated Statement of Income.

The counterparty to the agreements is a major financial institution. The agreements will mature in July 2011, at which time cash settlement will occur. The counterparty can terminate the swap on 200,000 shares if the Company’s stock price falls below $11.37 and it can terminate the swap on the remaining 200,000 shares if the stock price falls below $11.05. At December 31, 2008, the fair value of the swaps was $0.5 million and was recorded in Other assets in the Company’s Consolidated Balance Sheet.

Debt and Interest

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility (see Note 11) to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with SFAS 133, the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. Any ineffectiveness for the swap agreements is not material. The swap agreements, which reset quarterly, had an unrealized loss of $0.4 million at December 31, 2008 and were recorded in Accrued liabilities and Other liabilities, $0.3 million and $0.1 million, respectively, in the accompanying Consolidated Balance Sheet, with a corresponding increase in Accumulated other comprehensive loss (see Note 17).

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. In accordance with SFAS 133, the Company has designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate. Any ineffectiveness for the swap agreement is not material. The swap agreement, which resets monthly, had an unrealized loss of $1.4 million at December 31, 2008 and was recorded in Accrued liabilities and Other liabilities, $0.4 million and $1.0 million, respectively, in the accompanying Consolidated Balance Sheet, with a corresponding increase in Accumulated other comprehensive loss (see Note 17).

14.	Income Taxes

Components of Pretax Income from Continuing Operations

	Years Ended December 31,
($ in millions)	2008	2007	2006
Domestic	$62.0	$77.5	$39.3
Foreign	13.9	8.6	(6.6)

Pretax income	$75.9	$86.1	$32.7

Components of Income Tax Expense from Continuing Operations

	Years Ended December 31,
($ in millions)	2008	2007	2006
Currently payable (receivable):
Federal	$10.6	$14.1	$1.7
State	(0.3)	2.6	0.7
Foreign	10.4	11.9	6.3
Deferred	18.2	8.2	9.9

Income tax expense	$38.9	$36.8	$18.6

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

Effective Tax Rate Reconciliation

	Years Ended December 31,
	2008	2007	2006
Income tax provision (benefit) at U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign effective tax rate differential	(0.7)	(0.3)	2.3
State income taxes, net	2.5	4.3	1.9
Additional tax provision on foreign income	2.8	1.6	6.2
Brazil tax holiday	(1.3)	(2.1)	(5.7)
Research and development credit	(0.7)	(0.5)	(0.8)
Tax benefit from U.K. financing	(3.4)	(2.9)	(3.6)
Tax benefit from foreign export sales	—	—	(3.8)
Non-deductible goodwill impairment and restructuring charges	11.4	2.8	25.2
Enacted tax rate change	—	1.1	—
Other, net	5.7	3.7	0.2

Effective tax rate	51.3%	42.7%	56.9%

Components of Deferred Tax Assets and Liabilities

	Years Ended December 31,
($ in millions)	2008	2007
Deferred tax assets:
Certain accrued expenses and non-current liabilities	$30.4	$40.5
Net operating losses and other carryforwards	41.2	43.7
Pension liability adjustments	87.8	53.6
Property, plant and equipment	0.4	3.2
Other miscellaneous items	2.6	3.3
Valuation allowance	(37.7)	(38.4)

Total deferred tax assets	124.7	105.9

Deferred tax liabilities:
Goodwill and other intangibles	30.4	26.9
Other miscellaneous items	13.6	14.2

Total deferred tax liabilities	44.0	41.1

Net deferred tax asset	$80.7	$64.8

	Years Ended December 31,
($ in millions)	2008	2007
Deferred tax asset—current	$8.5	$18.9
Deferred tax asset—non-current	84.7	60.5
Deferred tax liability—current	(0.1)	(0.1)
Deferred tax liability—non-current	(12.4)	(14.5)

Net deferred tax asset	$80.7	$64.8

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits at the beginning and end of 2008 and 2007:

	Years Ended December 31,
($ in millions)	2008	2007
Beginning balance, January 1	$10.9	$22.5
Additions for tax positions of prior years	1.8	0.4
Reductions for tax positions of prior years	(0.5)	(13.3)
Additions based on tax positions related to the current year	0.5	1.3
Lapse of statute of limitations	(0.1)	(0.3)
Cumulative translation adjustment	—	0.3

Ending balance, December 31	$12.6	$10.9

The remaining $12.6 million of unrecognized tax benefits will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $0.3 million of the remaining $12.6 million of unrecognized tax benefits prior to December 31, 2009 upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

In 2007, the principal reason for the reduction for tax positions of prior years was the recognition of $12.7 million of tax benefits, after the Company finalized an examination in a foreign jurisdiction. As a result of the recognition of the tax benefits, goodwill was decreased.

The Company’s policy regarding the classification of interest and penalties recognized in accordance with FIN 48 is to classify them as income tax expense in its financial statements. During both 2008 and 2007, the total amount of interest and penalties recognized in accordance with FIN 48 as a component of income tax expense was $0.4 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple foreign and state jurisdictions. The Company’s federal income tax returns for 2005, 2006 and 2007 are currently under examination by the Internal Revenue Service (“IRS”). Although not currently under examination, the Company’s federal income tax returns for 1999 through 2004 remain open to possible examination and adjustment by the IRS, however, 1999 through 2004 are only open to the extent of the carryforwards generated in those years. The tax years 2004 through 2007 remain open to examination in both the U.K. and Italy, which are major taxing jurisdictions where the Company is subject to foreign taxes.

The valuation allowance of $37.7 million, relates to state net operating losses and tax credits, net operating losses and certain tax assets and other carryforwards of foreign entities for which management believes are not more likely than not to be realized. Included in income tax expense in 2008 is a $1.4 million increase to the Company’s valuation allowance that was primarily established for net operating loss carryforwards in the U.K. that we do not expect to use as the Company does not believe that it is more likely than not that the deferred tax assets will be realized.

A full valuation allowance has not been established because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Taxable income is expected to be sufficient to recover the net benefit within the period in which these remaining differences are expected to reverse, assuming no change to the current tax laws.

The Company has net deferred tax assets of $3.5 million related to state and foreign net operating loss carryforwards with a significant portion of these carryforwards expiring between 2015 and 2027.

The Company’s effective tax rate was reduced by a regional tax holiday granted to the former Nordesclor business that the Company acquired at the end of 2005. The holiday will reduce its Brazilian corporate income tax by 75% through 2014 for certain of the Company’s earnings in Brazil.

The Company’s effective tax rate has been reduced due to a tax benefit from our U.K financing structure. There has been recently drafted U.K tax legislation expected to be enacted in 2009. If enacted, this new legislation could limit the tax benefit of the Company’s U.K. financing structure, thereby increasing the Company’s future effective tax rate.

The Company provides for deferred taxes on temporary differences between the financial statement and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2008, the Company’s share of cumulative undistributed earnings of foreign subsidiaries was approximately $221 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries, except for its Canadian subsidiaries, since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

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

	Pension Benefits		Other Postretirement Benefits
($ in millions)	2008	2007	2008	2007
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$268.0	$272.2	$15.1	$16.0
Service cost (benefits earned during the period)	7.3	7.1	0.5	0.5
Interest cost on the projected benefit obligation	17.4	16.2	0.9	0.9
Plan amendments	—	—	—	(0.4)
Actuarial loss (gain)	8.4	(18.3)	(1.2)	(0.7)
Benefits paid	(15.1)	(9.5)	(0.7)	(1.2)
Curtailment	—	0.3	—	—

Projected benefit obligation at end of year	$286.0	$268.0	$14.6	$15.1

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$231.7	$185.4	$—	$—
Employer contributions	8.3	44.0	0.7	1.2
Benefits paid	(15.1)	(9.5)	(0.7)	(1.2)
Actual return on plan assets (net of expenses)	(74.6)	11.8	—	—

Fair value of plan assets at end of year	$150.3	$231.7	$—	$—

Funded Status	$(135.7)	$(36.3)	$(14.6)	$(15.1)

Items not yet Recognized as a Component of Net Periodic Pension Cost:
Net loss	$148.7	$51.6	$1.9	$3.2
Prior service credit	(0.2)	(0.2)	(0.8)	(1.0)

Total	$148.5	$51.4	$1.1	$2.2

Amounts Recognized in the Statement of Financial Position Consist of:
Total accrued benefit cost (Accrued Liabilities)	$(0.7)	$(0.6)	$(1.4)	$(1.6)
Total non-current benefit costs (Other Liabilities)	(135.0)	(35.7)	(13.2)	(13.5)

Included in Benefits paid in 2008 is $4.5 million related to a lump-sum retirement payment for a former executive.

The following information is required to be separately disclosed for pension plans with an accumulated benefit obligation in excess of plan assets. The Company’s qualified pension plan has an accumulated benefit obligation in excess of plan assets as of December 31, 2008. The Company’s nonqualified pension plan is unfunded.

	Qualified Pension Plan		Nonqualified Pension Plan
($ in millions)	2008	2007	2008	2007
Accumulated benefit obligation	$242.9	$224.5	$18.0	$22.2
Projected benefit obligation	265.4	245.1	20.6	22.9
Fair value of plan assets	150.3	231.7	—	—

It was the Company’s intention to fund the qualified U.S. plan above the minimum requirements to meet the full funding phase-in thresholds set forth in the current U.S. pension legislation. In light of the dramatic decline in the qualified plan’s assets in 2008 and based upon current legislation, the Company no longer expects to meet the full funding phase-in threshold for 2009. The Company will evaluate its funding options during the year. The final determination will not be made until September 2009 and will take into consideration a number of factors including changes in legislation and the macro-economic environment. The Company is not required to make any U.S. contributions in 2009, but the range of contributions that the Company may consider will range from zero to an estimate of approximately $50 million. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2009 is expected to be $3—$4 million higher than 2008.

Benefit costs presented below were determined based on actuarial methods and include the following components:

	Pension Benefits			Other Postretirement Benefits
($ in millions)	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Expense:
Service cost including expenses (benefits earned during the period)	$7.9	$7.6	$7.7	$0.5	$0.5	$0.5
Interest cost on the projected benefit obligation	17.4	16.2	15.2	0.9	0.9	0.9
Expected return on plan assets	(19.3)	(16.1)	(14.6)	—	—	—
Amortization of prior service cost	—	—	—	(0.2)	(0.3)	(0.2)
Curtailment/Settlement	1.3	0.3	—	—	—	—
Recognized actuarial loss	3.3	4.9	5.8	0.1	0.3	0.4

Net periodic benefit cost	$10.6	$12.9	$14.1	$1.3	$1.4	$1.6

Included in Restructuring expense in the Company’s 2008 Consolidated Statement of Income is a $1.3 million charge related to a pension settlement associated with severance recorded in 2007 (see Note 22).

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit expense during the next fiscal year are as follows:

($ in millions)	Pension Benefits	Other Postretirement Benefits
Prior service credit	$—	$(0.2)
Net loss	5.5	0.2

The weighted average assumptions used to determine the benefit obligation for the pension and the postretirement plans at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Weighted Average Rate Assumptions:
Discount rate	6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	4.60%	4.60%	—	—

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted Average Rate Assumptions:
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Rate of compensation increase	4.60%	4.60%	4.60%	—	—	—
Long-term rate of return on assets	8.50%	8.50%	8.50%	—	—	—

For 2008, the Company’s expected long-term rate of return on assets assumption was 8.50%. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

The Company’s pension plan asset allocation at December 31, 2008 and 2007 were:

	Pension Benefits
	2008	2007
Asset Category:
Equity	71%	70%
Fixed Income	29%	30%

Total	100%	100%

The Company’s target allocation of the pension plan assets is 70% in equity funds and 30% fixed income funds. The Company’s investment strategy includes meeting the plan objectives, generating competitive investment returns and investing in a diversified portfolio consisting of an array of asset classes that attempt to maximize returns while minimizing volatility. These asset classes currently include U.S. equities, non-U.S equities, fixed income, and in the future may include other asset classes including real estate.

The following table represents the benefits expected to be paid for the Arch retirement plans:

($ in millions)	Pension Benefits	Other Postretirement Benefits
2009	$12.1	$1.4
2010	12.7	1.5
2011	13.5	1.6
2012	14.8	1.6
2013	15.6	1.6
Years 2014 to 2018	93.0	7.8

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008 and include estimated future employee service.

The annual measurement date is December 31 for the pension benefits and other postretirement benefits. For measurement purposes, the assumed health care cost trend rate used for pre-65 non-HMO plans and pre-65 HMO plans was 9.50% in 2008 and 2007 decreasing to an ultimate trend rate of 4.5% in 2015. For non-bargained participants, Arch’s subsidy for pre-65 coverage is limited to $10,000/retiree with all future cost increases to be paid by the retiree. For post-65 retirees, the Company provides a fixed dollar benefit that is not subject to escalation.

The assumed health care cost trend rate assumptions can have an impact on the amounts reported. A one percent increase or decrease each year in the health care cost trend rate utilized would have the following effects at December 31, 2008:

	One Percentage Point
($ in millions)	Increase	Decrease
Effect on the net periodic postretirement benefit costs	$—	$—
Effect on the postretirement benefit obligation	0.2	(0.2)

As part of the acquisition of Hickson, the Company acquired the liability for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans. The following tables provide a reconciliation of the changes in the plans’ projected benefit obligations, fair value of plan assets, funded status, certain assumptions and components of net periodic pension expense of the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans for the years ended December 31, 2008 and 2007.

	Pension Benefits
($ in millions)	2008	2007
Reconciliation of Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$408.3	$432.1
Service cost (benefits earned during the period)	1.4	2.1
Interest cost on the projected benefit obligation	22.3	22.6
Participant contributions	0.3	0.3
Actuarial gain	(28.4)	(34.4)
Benefits paid	(18.3)	(20.0)
Foreign exchange impact	(102.0)	5.6

Projected benefit obligation at end of year	$283.6	$408.3

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$331.5	$313.4
Employer contributions	17.9	19.6
Benefits paid	(18.3)	(20.0)
Participant contributions	0.3	0.3
Actual return on plan assets (net of expenses)	(36.8)	14.2
Foreign exchange impact	(78.9)	4.0

Fair value of plan assets at end of year	$215.7	$331.5

Funded Status	$(67.9)	$(76.8)
Items not yet Recognized as a Component of Net Periodic Pension Cost:
Net loss	$104.7	$115.2

Amounts Recognized in the Statement of Financial Position Consist of:
Total non-current benefit costs (Other Liabilities)	$(67.9)	$(76.8)

The following information is required to be separately disclosed for pension plans with an accumulated benefit obligation in excess of plan assets. The Company’s Hickson U.K. and the Hickson U.K. Senior Executive plans have an accumulated benefit obligation in excess of plan assets as of December 31, 2008 and 2007.

	Hickson U.K. Plan		Hickson U.K. Senior Executive Plan
($ in millions)	2008	2007	2008	2007
Accumulated benefit obligation	$271.0	$390.9	$10.2	$14.1
Projected benefit obligation	273.4	394.2	10.2	14.1
Fair value of plan assets	207.0	319.5	8.7	12.0

The weighted average assumptions used to determine the benefit obligation for the U.K. pension plans at December 31 were:

	Pension Benefits
	2008	2007
Weighted Average Rate Assumptions:
Discount rate	6.50%	6.00%
Rate of compensation increase	4.00%	4.50%

The weighted average assumptions used to determine the net periodic benefit cost for the years ending December 31 were:

	Pension Benefits
	2008	2007	2006
Weighted Average Rate Assumptions:
Discount rate	6.00%	5.25%	5.00%
Rate of compensation increase	4.50%	4.15%	4.05%
Long-term rate of return on assets	6.50%	6.50%	6.50%

For 2008 and 2007, the Company’s expected long-term rate of return on assets assumption was 6.75%, which was reduced by 0.25% to allow for administration expenses, which have been removed from the service cost. As defined in FAS 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

Benefit costs presented below were determined based on actuarial methods and include the following components:

($ in millions)	2008	2007	2006
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.4	$2.1	$1.1
Interest cost on the projected benefit obligation	22.3	22.6	21.3
Expected return on plan assets	(19.7)	(19.6)	(17.0)
Recognized actuarial loss	3.2	5.1	6.1

Net periodic benefit cost	$7.2	$10.2	$11.5

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009. Pension expense in 2009 is expected to be comparable to 2008.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit expense during the next fiscal year are as follows:

($ in millions)	Pension Benefits
Net loss	$1.9

The Company’s U.K. pension plan asset allocation at December 31, 2008 and 2007 were:

	Hickson U.K. Pension Plan		Hickson U.K. Senior Executive Plan
	2008	2007	2008	2007
Asset Category:
Equity Funds	40%	42%	33%	31%
Fixed Income Funds	60%	58%	67%	69%

Total	100%	100%	100%	100%

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

The following table represents the benefits expected to be paid for the Hickson U.K. retirement plans:

(£ in millions)	Pension Benefits
2009	£8.8
2010	9.0
2011	9.2
2012	9.4
2013	9.9
Years 2014 to 2018	55.4

The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008 and include the impact of estimated future employee service.

As part of the acquisition of Avecia’s pool & spa and protection & hygiene businesses, the Company acquired certain liabilities for prior service associated with its U.K. defined benefit pension plan. Subsequent to the acquisition, a defined contribution plan was established for the transferred employees and no further future service benefit will be accrued in the defined benefit plan. As of December 31, 2008 and 2007, respectively, the projected benefit obligation of the plan was £10.9 million ($16.0 million) and £13.8 million ($27.3 million), the accumulated benefit obligation was £9.1 million ($13.3 million) and £8.7 million ($17.2 million), net assets of £10.1 million ($14.8 million) and £11.6 million ($22.9 million) and the accrued benefit was £0.8 million ($1.2 million) and £2.2 million ($4.4 million). The assumptions for the valuation are consistent with that of the Company’s other U.K. plans. During 2008, 2007 and 2006 the Company incurred £0.2 million ($0.4 million), £0.2 million ($0.5 million) and £0.3 million ($0.6 million), respectively, of net periodic benefit cost related to this plan.

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

The Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the awards in the fourth quarter of 2008. The Company did not designate the swaps as hedges in accordance with SFAS 133. Rather, the Company marks the swaps to market and records the impact in Selling and Administration expenses in the Company’s Consolidated Statement of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation liabilities, which are also recorded in Selling and Administration expenses, and there is no impact on the Company’s Consolidated Statement of Income. See Note 13 for further detail.

The Rabbi Trust invests its assets in shares of Arch common stock, marketable securities and a cash surrender life insurance policy, which generally are expected to generate returns consistent with those credited to the participants. The assets of the Rabbi Trust are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The Company’s stock held in the Rabbi Trust is treated in a manner similar to treasury stock, with no subsequent changes in fair value and recorded as a reduction of shareholders’ equity ($1.9 million and $2.4 million at December 31, 2008 and 2007, respectively), with an offsetting amount reflected as a deferred compensation liability of the Company. The carrying value of the deferred compensation liability related to the Company’s stock is adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income. The other assets of the Rabbi Trust are reported at fair market value in Other Assets in the Consolidated Balance Sheets ($7.7 million and $9.3 million at December 31, 2008 and 2007, respectively). The deferred compensation liability in Other Liabilities in the Consolidated Balance Sheets reflects the fair market value of the plan participants’ compensation deferrals ($8.5 million and $12.9 million at December 31, 2008 and 2007, respectively). Changes in the market value of the marketable securities and the deferred compensation liability are adjusted to fair market value each reporting period by a charge or credit to operations in Selling and Administration on the Company’s Consolidated Statements of Income.

Contributing Employee Ownership Plan

Effective March 1, 2001, the Company established the Arch Chemicals, Inc. Contributing Employee Ownership Plan (“Arch CEOP”) which is a defined contribution plan available to all U.S. employees. As of that date, the Company ended its participation in the Olin Corporation Contributing Employee Ownership Plan (“Olin CEOP”) and all Company employee balances were transferred to the Arch CEOP. The matching contribution allocable to Company employees under the Arch CEOP has been included in costs and expenses in the accompanying Consolidated Statements of Income and was $3.3 million, $3.8 million and $3.3 million in 2008, 2007 and 2006, respectively.

16.	Stock Option and Shareholder Rights Plans

Stock Option Plans

The Company accounts for its stock option plans in accordance with SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The four stock-based compensation plans are described below:

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

At December 31, 2008, total shares authorized for grant under plans established subsequent to the Distribution Date were 2,298,000.

The following table summarizes stock option activity during 2008, 2007 and 2006 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Prices
Balance, December 31, 2005	1,873	$24.80	$16.53 – 31.92
Options exercised	492	27.24	17.38 – 31.92
Options cancelled or forfeited	224	28.84	17.38 – 31.92

Balance, December 31, 2006	1,157	22.99	16.53 – 31.92

Options exercised	657	24.43	16.53 – 31.92
Options cancelled or forfeited	13	28.33	17.38 – 28.58

Balance, December 31, 2007	487	20.91	17.38 – 31.92

Options exercised	126	21.36	17.38 – 31.92
Options cancelled or forfeited	38	31.56	18.22 – 31.92

Balance, December 31, 2008	323	$19.46	$17.38 – 23.00

At December 31, 2008 and 2007, options covering 322,631 and 486,972 shares, respectively, were exercisable at weighted average exercise prices of $19.46 and $20.91, respectively. The average remaining contractual life was approximately two years.

The following table summarizes information about stock options outstanding at December 31, 2008 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 – $23.00	323	2 years	$19.46

The total intrinsic value of stock options exercised during the twelve months ended December 31, 2008 was $1.5 million.

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

The Company accounts for the portion of the award to be settled in shares as an equity-based award in accordance with SFAS 123(R), which requires share-based compensation cost to be measured at the grant date, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the date of grant or the date the amended awards are approved. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of December 31, 2008, there were 565,000 performance awards granted; of these awards approximately 196,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $7.1 million.

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

The Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the awards in the fourth quarter of 2008. The Company did not designate the swaps as hedges in accordance with SFAS 133. Rather, the Company marks the swaps to market and records the impact in Selling and Administration expenses in the Company’s Consolidated Statement of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s long-term incentive plan liabilities, which are also recorded in Selling and Administration expenses in the Company’s Consolidated Statement of Income, and there is no impact on the Company’s Consolidated Statement of Income. See Note 13 for further detail.

Total compensation expense of $4.7 million, $12.3 million and $6.3 million was recognized for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $4.9 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts.

The following table summarizes the performance award activity for the year ended December 31, 2008 (number of awards in thousands):

Performance Awards
Balance, December 31, 2007	843
Awarded	220
Paid out	483
Cancelled or forfeited	15

Balance, December 31, 2008	565

At December 31, 2008 the closing stock price was $26.07. Of the 565,000 performance awards outstanding at December 31, 2008, approximately 237,000 vested and will be paid out in the first quarter of 2009, as the Company met the performance targets in 2008.

Shareholder Rights Plan

The Board of Directors adopted a Shareholder Rights Plan in 1999. This plan is designed to prevent a potential acquirer from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the potential acquirer) to buy one one-thousandth share of Series A Participating Cumulative Preferred Stock at a purchase price of $125 per share. The rights are exercisable only if a person (or group of affiliated persons) acquires more than 15% of the Company’s common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company’s common stock. If any person acquires more than 15% of the Company’s common stock and effects a subsequent merger or combination with the Company, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a market value of twice the purchase price. The Company can redeem the rights at one cent per right for a certain period of time. The rights expired on January 29, 2009.

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

At December 31, 2008, the Company has reserved 921,554 shares of its authorized but unissued common stock for possible future issuance in connection with the exercise of stock options, restricted stock, and performance share units.

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

Retained Earnings

Retained earnings as of December 31, 2008 and 2007 include earnings (losses) since the Distribution.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes cumulative foreign currency translation adjustments, pension liability adjustments, net of tax and accumulated net unrealized gain (loss) on derivative instruments, net of tax.

	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Change in Fair Market Value of Derivative Contracts	Accumulated Other Comprehensive Loss
($ in millions)
Balance at December 31, 2005	$(12.6)	$(104.4)	$(0.2)	$(117.2)
2006 activity	40.0	(47.8)	1.0	(6.8)

Balance at December 31, 2006	27.4	(152.2)	0.8	(124.0)
2007 activity	38.2	37.7	(0.8)	75.1

Balance at December 31, 2007	65.6	(114.5)	—	(48.9)
2008 activity	(59.8)	(73.6)	(1.9)	(135.3)

Balance at December 31, 2008	$5.8	$(188.1)	$(1.9)	$(184.2)

Accumulated Net Unrealized Gain (Loss) on Derivative Instruments

Changes in the accumulated net unrealized gain (loss) on derivative instruments for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
($ in millions)	2008	2007
Beginning balance of accumulated net unrealized gain (loss) on derivative instruments	$—	$0.8
Net loss on cash flow hedges	(1.7)	(0.5)
Reclassification into earnings	(0.2)	(0.3)

Ending balance of accumulated net unrealized gain (loss) on derivative instruments	$(1.9)	$—

18.	Segment Reporting

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

Segment results for the three years ended December 31 were as follows:

($ in millions)	2008	2007	2006
Sales:
Treatment Products:
HTH Water Products	$501.6	$482.8	$496.6
Personal Care and Industrial Biocides	315.6	321.0	288.7
Wood Protection and Industrial Coatings	459.2	449.1	382.1

Total Treatment Products	1,276.4	1,252.9	1,167.4
Performance Products:
Performance Urethanes	197.0	216.8	212.3
Hydrazine	18.7	17.9	23.2

Total Performance Products	215.7	234.7	235.5

Total Sales	$1,492.1	$1,487.6	$1,402.9

Segment Operating Income (Loss), including Equity Income in Affiliated Companies:
Treatment Products:
HTH Water Products	$65.9	$64.7	$43.0
Personal Care and Industrial Biocides	62.1	54.2	46.7
Wood Protection and Industrial Coatings	2.4	13.9	1.8

Total Treatment Products	130.4	132.8	91.5
Performance Products:
Performance Urethanes	16.1	11.9	16.8
Hydrazine	1.1	13.5	2.8

Total Performance Products	17.2	25.4	19.6
Corporate Unallocated	(33.9)	(42.4)	(34.6)

Total Segment Operating Income, including Equity Income in
Affiliated Companies	113.7	115.8	76.5
Restructuring Expense	(1.3)	(8.5)	—
Impairment Expense	(25.8)	(7.9)	(23.5)
Equity in Earnings of Affiliated Companies	(0.4)	(0.5)	(0.8)

Total Operating Income	86.2	98.9	52.2
Interest expense, net	(10.7)	(13.3)	(20.3)

Total Income from Continuing Operations before Taxes and Equity in Earnings of Affiliated Companies	$75.5	$85.6	$31.9

Equity Income in Affiliated Companies:
Treatment Products:
Wood Protection and Industrial Coatings	$0.4	$0.5	$0.8

Total Equity Income in Affiliated Companies	$0.4	$0.5	$0.8

($ in millions)	2008	2007	2006
Depreciation Expense:
Treatment Products:
HTH Water Products	$10.2	$10.6	$11.4
Personal Care and Industrial Biocides	9.5	10.3	10.9
Wood Protection and Industrial Coatings	8.8	7.6	6.5

Total Treatment Products	28.5	28.5	28.8
Performance Products:
Performance Urethanes	4.2	4.1	4.3
Hydrazine	1.8	2.2	2.3

Total Performance Products	6.0	6.3	6.6

Total Depreciation Expense	$34.5	$34.8	$35.4

Amortization Expense:
Treatment Products:
HTH Water Products	$2.4	$1.4	$0.8
Personal Care and Industrial Biocides	5.8	6.2	5.8
Wood Protection and Industrial Coatings	2.6	2.4	2.1

Total Treatment Products	10.8	10.0	8.7
Performance Products	0.2	0.2	0.2

Total Amortization Expense	$11.0	$10.2	$8.9

Capital Spending:
Treatment Products:
HTH Water Products	$13.8	$8.2	$8.7
Personal Care and Industrial Biocides	29.0	19.8	8.2
Wood Protection and Industrial Coatings	7.8	10.0	5.6

Total Treatment Products	50.6	38.0	22.5
Performance Products:
Performance Urethanes	2.5	3.3	3.5
Hydrazine	0.2	0.3	0.7

Performance Products	2.7	3.6	4.2

Total Capital Spending	$53.3	$41.6	$26.7

Total Assets:
Treatment Products:
HTH Water Products	$403.5	$270.6	$272.0
Personal Care and Industrial Biocides	308.3	330.7	322.1
Wood Protection and Industrial Coatings	324.0	378.2	312.7

Total Treatment Products	1,035.8	979.5	906.8
Performance Products:
Performance Urethanes	74.0	77.3	74.2
Hydrazine	8.3	11.1	10.7

Total Performance Products	82.3	88.4	84.9
Other	114.3	120.3	157.9

Total Assets	$1,232.4	$1,188.2	$1,149.6

Investment & Advances—Affiliated Companies at Equity:
Treatment Products:
Wood Protection and Industrial Coatings	$1.5	$1.9	$6.8

Total Investment & Advances—Affiliated Companies at Equity	$1.5	$1.9	$6.8

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense, if any. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other (gains) and losses that are directly related to the segments are included in segment operating results. Included in the hydrazine operating results for 2008 and 2007 are gains of $0.4 million and $12.8 million, respectively, related to the completion of a U.S. Government contract (see Note 21 for more information), which are recorded in Other (gains) and losses in the Company’s statements of income. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results. Cost of Goods Sold for 2007 includes a $0.4 million charge related to the disposal of inventory resulting from the Company’s decision to discontinue the manufacturing of its BIT molecule. This charge has been excluded from the operating income of personal care and industrial biocides in the table above and the charge has been included in restructuring expense (see Note 22 for more information). Included in the HTH water products operating income for 2008 is a benefit of $11.5 million related to the favorable antidumping duty ruling for the review period of June 1, 2006 through May 31, 2007 (see Note 20 for more information). Included in the HTH water products operating income for 2007 is a benefit of approximately $14 million and included in corporate unallocated is an expense of approximately $3 million related to the favorable antidumping duty ruling for the review period of December 16, 2004 through May 31, 2006 (see Note 20 for more information).

Segment assets include only those assets that are directly identifiable to a segment and do not include such items as cash, certain deferred taxes, LIFO reserves, assets held for sale, and certain other assets. Sales by reportable business unit substantially represent sales for the major product lines of the Company.

Geographic area information for the periods ended December 31, were as follows:

($ in millions)	2008	2007	2006
Sales
United States	$702.2	$740.9	$732.8

Europe, Africa and the Middle East	473.0	466.6	423.9
Latin America and Canada	162.2	146.1	141.8
Pacific Rim	154.7	134.0	104.4

Total Foreign Sales	789.9	746.7	670.1

Total Sales	$1,492.1	$1,487.6	$1,402.9

Long-lived Assets (excludes Goodwill)
United States	$263.9	$172.9	$189.4

Italy	49.6	52.5	48.7
England	103.0	136.8	145.4
Europe (remaining), Africa and the Middle East	19.2	19.9	18.6
Latin America and Canada	16.8	22.0	19.6
Pacific Rim	53.6	24.1	14.0

Total Foreign Long-lived Assets	242.2	255.3	246.3

Total Long-lived Assets	$506.1	$428.2	$435.7

Sales to external customers are attributed to geographic areas based on country of destination. Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $99.8 million, $119.0 million and $119.9 million in 2008, 2007 and 2006, respectively.

19.	Acquisitions

Advantis

On October 10, 2008 the Company completed the acquisition of the water treatment chemicals business of Advantis, a North American manufacturer and marketer of branded swimming pool, spa and surface water treatment chemicals. The acquisition expands and improves the Company’s participation in the specialty pool and spa dealer and distribution channels as well as adding products and technologies that complement its existing product portfolio and supports its strategy of growing the non-residential water business. The purchase price was $125.0 million, free of debt and inclusive of expenses paid, and a final post-closing working capital adjustment of $0.3 million, which was received by the Company in the first quarter of 2009. The acquisition was financed by borrowings from the Company’s existing credit facility.

During 2008 the Company performed a preliminary purchase price allocation related to the acquisition, which resulted in the recording of $42.6 million of tax-deductible goodwill and $62.2 million of identifiable intangible assets. Of the $62.2 million of acquired intangible assets, $29.9 million was assigned to customer lists (10-year life) and $22.5 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $9.8 million of acquired intangible assets include a non-compete agreement of $3.7 million (7-year life), a license arrangement of $3.4 million (9-year life) and developed technology of $2.7 million (9-year life). Excluding the trademarks, which are not subject to amortization, the intangible assets have a weighted-average useful life of approximately 10 years. The Company is in the process of finalizing third party valuations of certain intangible assets and, thus, the allocation of the purchase price is preliminary and is subject to refinement.

The supplemental cash flow information of the business acquired is as follows:

($ in millions)
Working Capital	$16.4
Property, plant and equipment, net	3.8
Intangible assets	62.2
Goodwill.	42.6

Cash paid	$125.0

Supplemental Pro Forma Information (Unaudited)

The table below presents unaudited pro forma financial information in connection with the Advantis acquisition as if it had occurred on January 1, 2007 and 2008. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been completed at the dates indicated. The unaudited pro forma information reflects pro forma adjustments which are based upon currently available information and certain estimates and assumptions, and therefore the actual results may differ from the pro forma results. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information. The information does not necessarily indicate the future operating results or financial position of the Company. The Advantis business is seasonal in nature as its products are primarily used in the U.S. residential pool, spa and surface water treatment markets.

The impact of any revenue and cost synergies that may result from the acquisition are not included in the pro forma results.

	Twelve Months Ended December 31,
($ in millions, except per share amounts)	2008	2007
Sales	$1,547.0	$1,558.8
Income from continuing operations	$35.6	$48.9
Net Income	$35.6	$34.9
Basic income per common share
Continuing operations.	$1.43	$1.99
Net Income.	$1.43	$1.42
Diluted income per common share
Continuing operations.	$1.43	$1.98
Net Income.	$1.43	$1.41

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

Annual sales for KAWP for the years ended December 31, 2007 and 2006 were $62.2 million and $54.1 million, respectively. Net income for the years ended December 31, 2007 and 2006 was $1.7 million and $1.2 million, respectively. Prior to the acquisition, the Company recorded its proportionate share of the results of operations of this joint venture as a component of Equity in Earnings of Affiliated Companies in the Consolidated Income Statement. As of July 5, 2007, the Company has consolidated the balance sheet and effectively eliminated the investment of the affiliated company from its consolidated balance sheet.

During 2008, the Company completed its purchase price allocation related to the acquisition of KAWP, which primarily resulted in the recording of $8.5 million of identifiable intangible assets, $2.4 million of contingent liabilities and an $0.8 million increase in the value of property, plant and equipment. These assets have been reclassified from the original goodwill balance. Of the $8.5 million of acquired intangible assets, $4.2 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $4.3 million of acquired intangible assets include customer lists of $4.1 million (15-year life) and non-compete agreements of $0.2 million (3-year life).

The supplemental cash flow information, which includes the final working capital adjustment, of the business acquired is as follows:

($ in millions)
Working Capital (including cash)	$12.1
Property, plant and equipment, net	4.1
Intangible assets	8.5
Goodwill.	6.9
Non-Current Assets and Liabilities (including debt).	(10.5)
Investment & Advances—Affiliated Companies at Equity.	(5.6)

Cash paid	$15.5

Nordesclor

On December 28, 2005, the Company completed the acquisition of the remaining 50 percent share of its HTH water products joint venture, Nordesclor. The total purchase price, net of cash received, was $16.8 million, inclusive of expenses paid and a working capital adjustment, which was paid in 2006. The purchase price was further subject to a contingent payment based on cumulative earnings over the next year. During 2007, the Company made the first installment of the contingent payment of $0.3 million. During 2008, the Company made the final installment of the contingent payment of $0.2 million. The acquisition was financed through local borrowings and available cash.

20.	Commitments and Contingencies

Leases

The Company leases certain properties, such as manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties may contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $18.0 million in 2008, $15.8 million in 2007 and $15.3 million in 2006 (sublease income and contingent rent expense is not significant).

Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2008 are as follows: $12.2 million in 2009; $9.5 million in 2010; $8.6 million in 2011; $5.9 million in 2012; $5.5 million in 2013 and $8.7 million thereafter.

Litigation

There are a variety of non-environmental legal proceedings pending or threatened against the Company.

In May 2005, the U.S. Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to the ruling are expected to be approximately $11 million. The DOC’s determination was appealed to the Court of International Trade (“CIT”) which has delayed the processing of the full refund the Company was expecting to receive. In addition, this appeal may result in a change in the antidumping duty rate for this review period, although the Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The DOC has determined that the final rate for the Company’s supplier for this period should be reduced from 76% to less than 1%. As a result, the Company recorded a net pre-tax benefit of $12.7 million in the third quarter of 2008 (which included $1.2 million of interest income). An appeal is pending with the CIT contesting the DOC’s determination. The appeal will likely delay the cash refund of the duty to the Company until the appeal is completed and may change the duty rate for this review period. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

Based upon the final determination for the period of June 1, 2006 through May 31, 2007, the Company has begun paying cash deposits for future imports at a rate of approximately 1%.

An administrative review has also commenced to determine the final rate for the period June 1, 2007 to May 31, 2008.

In April 2005 and following a governmental investigation, when the Company indirectly owned a 49% interest in Koppers Arch Wood Protection (NZ) Limited (“KANZ”), a New Zealand company, KANZ was named as a defendant in a civil suit filed by the New Zealand Commerce Commission (“NZCC”) regarding competitive practices in the wood preservatives industry. In 2006, the suit was settled with the NZCC for the payment of NZ $3.7 million ($2.2 million). In a similar investigation, KAWP was granted immunity for cartel conduct under a leniency program from the Australian Competition and Consumer Commission (“ACCC”) in 2005 subject to certain conditions. In August 2008, the ACCC advised KAWP that its investigation had been completed, that the conditions had been met, and that the grant of immunity was now unconditional. In January 2007, a competitor company in New Zealand filed a complaint in the High Court of New Zealand against KANZ, Koppers Arch Investments Pty Limited (“KAIP”), certain officers and employees thereof, and several other companies and individuals unrelated to the Company. The complaint alleged, among other things, that the plaintiff suffered damages as a result of the defendants’ violations of New Zealand’s anti-competition laws. During 2008 the parties involved settled the matter and the case was dismissed. KANZ contributed NZ$0.2 million ($0.2 million) to the settlement, which is net of insurance proceeds and the indemnification described below. This settlement did not have a material effect on the Company’s cash flow and did not have an effect on its results of operations.

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

The Company does not expect additional litigation regarding these Australian and New Zealand matters. If any should occur, the Company does not expect them to have a material adverse effect on the Company’s results of operations and cash flow.

In 2003, the exclusive licensee of a (now expired) French patent relating to certain pool cleaning devices brought a patent infringement lawsuit in France against a pool cleaning device manufacturer. Arch Water Products France (“AWP”), the Company’s French subsidiary which sold some of the manufacturer’s devices, was also named a defendant in the lawsuit. In 2005, the French court found that certain devices sold by AWP and the manufacturer infringed the licensee’s patent and awarded €0.2 million (approximately $0.3 million) as a preliminary amount of damages against AWP and the manufacturer, jointly and severally, and appointed an expert to investigate and report as to the extent of the actual damages. AWP paid the €0.2 million (approximately $0.3 million) award plus interest, and was reimbursed by the manufacturer. During 2008, the finding of infringement was affirmed on appeal. The plaintiff claims its damages to be approximately €7.8 million (approximately $11.0 million) and AWP asserts that if there were patent infringement, its share of any damages should be less than €1.0 million (approximately $1.4 million). In December 2008, AWP was advised that the plaintiff and the manufacturer had settled the case, including the claims asserted therein against AWP, for an undisclosed amount, and with no contribution from AWP. The lawsuit was subsequently dismissed.

Along with its primary Comprehensive General Liability (“CGL”) insurer Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. At the end of 2008, the plaintiff claimed that about 490 boats had manifested the problem, and that it had expended €3.6 million (approximately $5.1 million) to repair 425 of those boats. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. At December 31, 2008, ACF had €0.8 million (approximately $1.1 million) accrued for this matter. An unfavorable outcome related to this matter could have a material impact on the Company’s results of operations and cash flows.

In Brazil, the Company uses a third-party agent to process and pay certain state import duties. The Company was notified of claims for unpaid state import duties, including interest and potential penalties. Some of the claims were settled. During the fourth quarter of 2008, the statute of limitations expired on the remaining claims. The Company reversed all liabilities that were previously recorded related to the claims and recorded a gain of $1.4 million in Other (gains) and losses in the Company’s 2008 Consolidated Statement of Income.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.1 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

The Company is being sued by the current owner of a former Hickson site in Italy for environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.1 million) for the remediation of the site. The matter is currently within the Italian court system. The Company has worked with the local authorities to resolve any risk based remediation issues at the site. Remediation actions were completed in 2008, and the Company believes that it has no further obligation at the site.

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

Environmental

Olin and the Company have entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operation sites which have been accrued for in the accompanying consolidated financial statements. In connection with the acquisition of KAWP, the Company acquired certain environmental contingencies at current operating sites. As a result of the KAWP acquisition, the Company’s environmental liabilities increased by approximately $2 million.

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

The Company’s Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $7.1 million and $6.5 million at December 31, 2008 and 2007, respectively. The Company’s estimated environmental liability relates to 14 sites, seven of which are in the United States and none of which are on the U.S. National Priority List. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2008, the Company had estimated additional contingent environmental liabilities of approximately $8 million.

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

In 2008, 2007 and 2006, the Company’s Performance Products segment sales include $7.4 million, $7.9 million, $11.4 million, respectively, related to these agreements.

The Company’s previous supply contract included a storage and distribution services agreement with the U.S. Government. At the completion of the contract, there was a final payment due of $13.4 million from the U.S. Government upon non-renewal. In the first quarter of 2007, the Company began the shutdown of the site and the necessary decommission, demolition and severance and recorded an estimated liability for these costs of

$0.6 million. As a result, the Company recorded the gain, net of expenses, of $12.8 million as a component of Other (gains) and losses in the Company’s 2007 Consolidated Statement of Income. During 2008 the Company completed the shutdown of the site and as a result recorded a $0.4 million gain in Other (gains) and losses from a revised estimate of the total shutdown costs.

22.	Restructuring and Other (Gains) and Losses

Restructuring

Included in Restructuring expense during 2008 is a $1.3 million cash charge related to a pension settlement associated with executive severance recorded in 2007. The Company recorded a charge of approximately $0.9 million related to this severance in 2007.

On April 30, 2007, the Company decided to discontinue the manufacturing of its BIT molecule and begin sourcing from third-party suppliers in an effort to reduce the overall cost of certain of its products in the industrial biocides business. The Company continued to produce formulations containing BIT in both the United States and England for global end-market uses. As a result of this decision, the Company closed its Seal Sands, England manufacturing location and downsized manufacturing at its Huddersfield, England location. This resulted in the termination of approximately 40 employees as well as termination of several service agreements. During 2007, the Company recorded a pre-tax charge of $16.4 million. $0.4 million of the pre-tax charge relates to inventory disposal costs and is included in Cost of goods sold in the accompanying Consolidated Statements of Income. The charge during 2007 included a non-cash portion which was associated with the impairment of the manufacturing assets. At December 31, 2008, the Company had a liability of $0.4 million recorded on its Consolidated Balance Sheet related to this restructuring.

The following table summarizes the activity related to the restructuring costs:

($ in millions)	Severance Costs	Asset Write-downs	Other Costs	Total
Provision	$4.9	$7.9	$3.6	$16.4
Payments	(4.6)	—	(2.0)	(6.6)
Utilized	—	(7.9)	(0.5)	(8.4)

Balance at December 31, 2007	0.3	—	1.1	1.4
Payments	(0.3)	—	(0.5)	(0.8)
Foreign Exchange	—	—	(0.2)	(0.2)

Balance at December 31, 2008	$—	$—	$0.4	$0.4

Other (Gains) and Losses

Other (gains) and losses in 2008 is principally comprised of a reversal of penalties and interest related to a Brazilian state import tax claim recorded in 2004 of $1.4 million due to the expiration of the statute of limitations.

Other (gains) and losses in 2007 primarily represents a gain for the completion of a contract with the U.S. Government of $13.4 million (see Note 21), offset by estimated shutdown costs of $0.6 million. During 2008 the Company changed its estimate of the total shutdown costs and recorded a $0.4 million gain in Other (gains) and losses.

Other (gains) and losses in 2006 includes pre-tax gains from the sale of excess land of $0.8 million, the sale of certain assets in Brazil of $0.4 million and $1.2 million from the sale of an investment in an industrial coatings business.

23.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 for all financial instruments and for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. The SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets that the Company has the ability to access at the measurement date.

•

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation.

•	Level 3 – Significant inputs to the valuation model are unobservable and are primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows.

The following section describes the valuation methodologies the Company uses to measure different assets and liabilities at fair value.

Rabbi Trust and Deferred Compensation Liability

All investments in the Company’s Rabbi Trust are recorded at fair value, except for the Company’s common stock, which is recorded at cost. Additionally, the related deferred compensation liability is recorded at fair value. The Company uses market prices to determine the fair values of these investments and the deferred compensation liability. The investments and the deferred compensation liability are included in Level 1.

Derivatives

At December 31, 2008, the Company had foreign currency forward contracts, interest rate swaps and equity total return swaps recorded at fair value. The fair value for the foreign currency forward contracts uses prices from active over-the-counter markets. The interest rate swap agreements are valued using models which are based on market observable inputs, including yield curves. The Company’s equity total return swap agreements are also valued using models which are based on market observable inputs. All derivatives are included in Level 2.

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis and that are subject to the disclosure requirements of SFAS 157 at December 31, 2008:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust which are recorded at fair value	$7.7	$—	$—	$7.7
Derivatives	—	0.6	—	0.6

Total Assets	$7.7	$0.6	$—	$8.3

Liabilities
Deferred Compensation	$8.5	$—	$—	$8.5
Derivatives	—	2.8	—	2.8

Total Liabilities	$8.5	$2.8	$—	$11.3

24.	Quarterly Financial Data (Unaudited)

($ in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2008
Sales	$347.1	$469.6	$367.9	$307.5	$1,492.1
Gross margin	93.7	136.7	109.2	89.2	428.8
Net income (loss) (a)	5.7	33.2	17.0	(18.9)	37.0
Diluted income (loss) per share from continuing operations	0.23	1.33	0.68	(0.75)	1.49
Diluted income (loss) per share	0.23	1.33	0.68	(0.75)	1.49
Stock market price:
High	38.55	40.75	43.01	35.65	43.01
Low	30.35	32.63	29.47	20.54	20.54
Close (at end of quarter)	37.26	33.15	35.30	26.07	26.07
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$317.4	$449.5	$376.5	$344.2	$1,487.6
Gross margin (b)	90.9	136.1	103.2	101.7	431.9
Net income (loss) (b)	14.6	22.8	(12.6)	10.5	35.3
Diluted income per share from continuing operations	0.58	0.91	0.09	0.42	2.00
Diluted income (loss) per share	0.60	0.93	(0.51)	0.42	1.43
Stock market price:
High	34.80	35.99	48.02	48.00	48.02
Low	29.29	30.11	32.99	36.11	29.29
Close (at end of quarter)	31.22	35.14	46.88	36.75	36.75
Common dividend paid per share	0.20	0.20	0.20	0.20	0.80

(a)	Net income in the fourth quarter of 2008 includes the $24.6 million impairment to the industrial coatings goodwill.
(b)	Gross margin and pre-tax income in the fourth quarter of 2007 include benefits of $16.9 million and $12.1 million ($7.4 million net of tax), respectively, related to an antidumping ruling which impacted purchases made by the Company from December 2004 to May 2006 (see Note 20 for more information).

25.	Subsequent Event

On February 13, 2009, the Company entered into an unsecured $100 million credit agreement with a number of banks. See Note 11 for more information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based such assessment upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Report and, as part of their audit, has issued their report, included herein in Item 8, on the effectiveness of our internal control over financial reporting.

Michael E. Campbell Chairman of the Board, President and Chief Executive Officer	Steven C. Giuliano Vice President and Chief Financial Officer

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to the members of our Board of Directors under the heading “Who are the persons nominated by the Board in this election to serve as directors?” and “Who are the other remaining directors and when are their terms scheduled to end?” in the section entitled “Item 1—Election of Directors” in the Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated by reference into this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Security Ownership of Directors and Officers” in the Proxy Statement is incorporated by reference into this Report. The information under the heading “Has the Company adopted a Code of Ethics and a policy regarding approval of related party transactions?” in the section entitled “Additional Information Regarding the Board of Directors” in the Proxy Statement is incorporated by reference into this Report. The information under “Audit Committee” and “Committee Charters” under the heading “What are the committees of the Board” in the section entitled “Additional Information Regarding the Board of Directors” in the Proxy Statement is incorporated by reference into this Report.

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

Equity Compensation Plan Information as of December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	322,631	$19.46	634,586
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	322,631	$19.46	634,586

(1)	211,722 of the shares shown relate to various outstanding deferrals of awards or compensation in the form of phantom shares payable in shares of the Company’s common stock at the end of the deferral period. 422,814 of the shares shown may be issued in connection with future grants of stock-based awards and future deferrals of compensation to stock accounts. Shares remaining available at December 31, 2008 for future issuance by plan are: 577,979 under the 1999 Long Term Incentive Plan, 39,536 under the 1999 Stock Plan for Non-Employee Directors and 17,071 under the Employee Deferral Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The information contained under the headings “What were KPMG audit fees in 2007 and 2008?” and “Pre-Approval Policies and Provisions” in the section entitled “Item 3—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference into this Report.

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

3. Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10.6 through 10.16 below.

2.1	Share Purchase Agreement, dated August 11, 2003, among Hickson Limited, Greentag (8) Limited, Hickson International Limited, Arch Chemicals, Inc. and Hickson & Welch Chemical Products Limited—Exhibit 2 to the Company’s Current Report on Form 8-K, filed August 18, 2003.*

2.2	Restated Sale and Purchase Agreement dated as of 8th March 2004, among Avecia Investments Limited and others and Arch Chemicals, Inc., restating an agreement made between the parties on 4th March 2004—Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

2.3	Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed October 25, 2004.*

2.4	First Amendment dated as of November 30, 2004 to the Stock and Asset Purchase Agreement dated as of October 24, 2004 between Arch Chemicals, Inc. and Fuji Photo Film Co., Ltd.—Exhibit 2 to the Company’s Current Report on Form 8-K, filed December 6, 2004.*

2.5	Asset Purchase Agreement, dated as of September 5, 2008, among Rockwood Specialties, Inc., Advantis Technologies, Inc., Arch Chemicals, Inc. and Rockwood Holdings Inc.—Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 5, 2008.*

3.1	Amended and Restated Articles of Incorporation of the Company—Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

3.2	Bylaws of the Company effective July 31, 2008—Exhibit 3 to the Company’s Current Report on Form 8-K, filed August 1, 2008.*

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

4.1	Specimen Common Share certificate—Exhibit 4.1 to the Company’s Registration Statement on Form 10, as amended.*

4.2	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 hereto).*

4.3	Bylaws of the Company (filed as Exhibit 3.2 hereto).*

4.4	Revolving Credit Agreement, dated as of June 15, 2006 among Arch Chemicals, Inc., The Lenders Party hereto, JPMorgan Chase Bank, as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Book Manager, Banc of America Securities, L.L.C., as Joint Lead Arranger and Joint Book Manager, SunTrust Bank, as Documentation Agent, and Bank of America, National Association and Citizens Bank of Massachusetts, as Co-Syndication Agents,—Exhibit 4 to the Company’s Current Report on Form 8-K filed June 20, 2006.*

4.5(a)	Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.*

4.5(b)	First Amendment entered into as of February 27, 2004 relating to the Note Purchase Agreement dated as of March 20, 2002 among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 8, 2004.*

4.5(c)	Second Amendment, dated as of May 12, 2006, to Note Purchase Agreement, dated as of March 20, 2002, among the Company and the purchasers named therein, relating to the Company’s $149,000,000 Senior Notes, Series A, due March 20, 2007 and $62,000,000 Senior Notes, Series B, due March 20, 2009—Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006.*

4.6	Credit Agreement, dated as of February 13, 2009, among Arch Chemicals, Inc., the Lenders Party Thereto, Bank of America, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, Banc of America Securities LLC and Greenwich Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers—Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2009.*

10.1	Distribution Agreement, dated as of February 1, 1999, between the Company and Olin—Exhibit 2 to the Company’s Current Report on Form 8-K, filed February 17, 1999.*

10.2	Form of Employee Benefits Allocation Agreement between the Company and Olin—Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.3	Form of Intellectual Property Transfer and License Agreement between the Company and Olin—Exhibit 10.9 to the Company’s Registration Statement on Form 10, as amended.*

10.4	Tax Sharing Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.5	Charleston Services Agreement, dated as of February 8, 1999, between the Company and Olin—Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ending December 31, 1998.*

10.6	Form of Amended and Restated Executive Agreement—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 19, 2008.*

10.7	Form of Change in Control Agreement (Tier II Agreement).

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.8	Arch Chemicals, Inc. 1999 Stock Plan for Non-Employee Directors, as Amended and Restated through December 30, 2008.

10.9(a)	1999 Long Term Incentive Plan, as amended through February 9, 2005—Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.9(b)	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted January 28, 2009 for Senior Executive Officers.

10.9(c)	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted January 28, 2009 for Senior Executive Officers.

10.9(d)	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted January 28, 2009 for Non-Senior Executive Officers and other participants.

10.9(e)	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted January 28, 2009 for Non-Senior Executive Officers and other participants.

10.9(f)	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008—Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2008.*

10.9(g)	Award Description and Agreement for Performance Retention Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 as Amended April 25, 2008 (other than for H. Anderson, M. E. Campbell, S. C. Giuliano, L.S. Massimo and S. A. O’Connor)—Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2008.*

10.9(h)	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 to H. Anderson, M. E. Campbell, S. C. Giuliano, L. S. Massimo and S. A. O’Connor as Amended April 25, 2008—Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2008.*

10.9(i)	Award Description and Agreement for Performance Share Awards Granted under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan Granted March 5, 2008 as Amended April 25, 2008 (other than for H. Anderson, M. E. Campbell, S. C. Giuliano, L.S. Massimo and S. A. O’Connor)—Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2008.*

10.9(j)	Form of Award Description and Agreement for Performance Retention Share Awards granted under Arch Chemicals, Inc. 1999 Long Term Incentive Plan— Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.9(k)	Additional details regarding the 2004 Awards—Exhibit 10.18(a) to the Company’s Annual Report on Form 10-K for the period ending December 31, 2005.*

10.9(l)	Restricted Stock Unit Certificate and related Award Description and Agreement for Restricted Stock Unit Award Granted under the 1999 Long Term Incentive Plan dated August 8, 2008 for Joseph Shaulson.

10.10	Arch Chemicals, Inc. Supplemental Contributing Employee Ownership Plan, Amended and Restated as of January 1, 2009.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

10.11	Arch Supplementary and Deferral Benefit Pension Plan, Amended and Restated on December 30, 2008.

10.12	Arch Senior Executive Pension Plan, Amended and Restated on December 30, 2008.

10.13	Arch Chemicals, Inc. Employee Deferral Plan, Amended and Restated as of January 1, 2009.

10.14	Senior Executive Life Insurance Plan (effective December 6, 2005)—Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2005.*

10.15	Arch Chemicals, Inc. Annual Incentive Plan, as amended December 9, 1999 and April 27, 2000—Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2000.*

10.16	Senior Management Incentive Compensation Plan, as amended through February 9, 2005—Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2004.*

10.17(a)	Receivables Sale Agreement, dated as of June 27, 2005, among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

10.17(b)	Amendment No. 1 to Receivables Sale Agreement, dated July 28, 2005 among the Company, Arch Chemicals Specialty Products, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals Receivables Corp.—Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2005.*

10.17(c)	Amendment No. 2 to Receivables Sale Agreement, dated as of October 1, 2008, among Arch Chemicals, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P. and Arch Receivables Corp.—Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2008.*

10.17(d)	Receivables Purchase Agreement, dated as of June 27, 2005, among Arch Chemicals Receivables Corp., the Company, Three Pillars Funding LLC and SunTrust Capital Markets, Inc., as Administrator—Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 30, 2005.*

10.17(e)

Amendment No. 1 to the Receivables Purchase Agreement, dated June 23, 2008, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Three Pillars Funding LLC and SunTrust Robinson Humphrey, Inc.—Exhibit 10 to the Company’s Current Report on Form 8-K filed June 25, 2008.*

10.17(f)	Amendment No. 2 to Receivables Purchase Agreement, dated as of October 1, 2008, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Three Pillars Funding LLC and SunTrust Robinson Humphrey, Inc.—Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2008.*

21.	List of Subsidiaries.

23.	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-14601 unless otherwise indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH CHEMICALS, INC.

By	/s/ MICHAEL E. CAMPBELL
Michael E. Campbell Chairman of the Board, President and Chief Executive Officer

Date: February 20, 2009

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

Date: February 20, 2009

Printed on Recycled Paper