Form 10-Q
period 2009-03-31
ARCH CHEMICALS INC
filed 2009-05-05
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock, $1 par value per share	25,041,160 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38.8	$50.8
Restricted cash	4.3	—
Accounts receivable, net	184.5	184.2
Short-term investment	53.7	56.0
Inventories, net	252.7	216.1
Other current assets	21.5	19.6

Total current assets	555.5	526.7
Investments and advances – affiliated companies at equity	1.6	1.5
Property, plant and equipment, net	209.8	212.2
Goodwill	199.1	199.6
Other intangibles	180.1	183.0
Other assets	107.3	109.4

Total assets	$1,253.4	$1,232.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$17.9	$18.5
Current portion of long-term debt	15.8	—
Accounts payable	174.8	180.1
Accrued liabilities	69.0	75.9

Total current liabilities	277.5	274.5
Long-term debt	339.9	314.5
Other liabilities	275.6	281.5

Total liabilities	893.0	870.5
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares:
25.0 shares issued and outstanding (24.8 in 2008)	25.0	24.8
Additional paid-in capital	458.5	457.2
Retained earnings	62.3	64.1
Accumulated other comprehensive loss	(185.4)	(184.2)

Total shareholders’ equity	360.4	361.9

Total liabilities and shareholders’ equity	$1,253.4	$1,232.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Sales	$293.7	$347.1
Cost of goods sold	205.1	253.4
Selling and administration	74.3	76.1
Research and development	5.3	5.5
Interest expense	4.2	3.8
Interest income	0.3	0.5

Income from continuing operations before equity in earnings of affiliated companies and taxes	5.1	8.8
Equity in earnings of affiliated companies	0.1	0.1
Income tax expense	2.0	3.2

Net income	$3.2	$5.7

Basic income per common share	$0.13	$0.23

Diluted income per common share	$0.13	$0.23

Weighted average common shares outstanding:
Basic	24.9	24.8

Diluted	25.0	24.9

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$3.2	$5.7
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Equity in earnings of affiliates	(0.1)	(0.1)
Depreciation and amortization	11.4	11.2
Deferred taxes	0.1	0.6
Restructuring payments	—	(0.2)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	33.4	38.5
Receivables	(33.6)	(48.2)
Inventories	(38.0)	(41.3)
Other current assets	(1.0)	1.3
Accounts payable and accrued liabilities	(6.8)	(7.8)
Noncurrent liabilities	(3.7)	(4.0)
Other operating activities	1.9	(0.6)

Net operating activities	(33.2)	(44.9)

Investing activities
Capital expenditures	(7.1)	(12.0)
Businesses acquired in purchase transaction	0.3	(0.2)
Proceeds from sale of a business	0.5	2.7
Proceeds from sale of land and property	—	0.7

Net investing activities	(6.3)	(8.8)

Financing activities
Long-term debt borrowings	114.8	55.0
Long-term debt repayments	(76.4)	(37.0)
Short-term debt (repayments) borrowings, net	(0.6)	13.8
Dividends paid	(5.0)	(5.0)
Other financing activities	(4.4)	0.7

Net financing activities	28.4	27.5

Effect of exchange rate changes on cash and cash equivalents	(0.9)	2.8

Net decrease in cash and cash equivalents	(12.0)	(23.4)
Cash and cash equivalents, beginning of year	50.8	73.7

Cash and cash equivalents, end of period	$38.8	$50.3

Supplemental cash flow information
Income taxes, net	$0.2	$1.9

Interest paid	$6.2	$5.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and in particular the HTH water products business for the three months ended March 31, 2009, are not indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. Effective January 1, 2009, the Company adopted SFAS 157 for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. See Note 16 for further detail.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements were adopted by the Company on January 1, 2009. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2009. The Company expects that SFAS 141(R) will have an impact on the Company’s future consolidated financial statements. However, the nature and magnitude of the impact will depend upon the terms of the Company’s future business combinations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The Company adopted FSP EITF 03-6-1 on January 1, 2009 and it did not have an impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. On occasion, we are required to maintain cash deposits with certain banks in respect of certain contingent matters and / or contractual obligations. As of March 31, 2009, the amount of restricted cash was $4.3 million and the Company had no restricted cash at December 31, 2008.

2. Share-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The following table summarizes stock option activity for the three months ended March 31, 2009 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices

Balance, December 31, 2008	323	$19.46	$17.38–23.00
Options exercised	132	19.52	19.41–22.72

Balance, March 31, 2009	191	$19.41	$17.38–23.00

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes information about stock options outstanding at March 31, 2009 (number of options in thousands):

Range of Exercise Prices	Number Outstanding And Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38–$23.00	191	3 years	$19.41

The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0.6 million and $0.8 million, respectively.

As part of the 1999 Long Term Incentive Plan, the Company has granted selected executives and other key employees performance awards whose vesting is contingent upon meeting various performance measures and contains a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The award of performance units was designed to recognize and reward achieving targeted return on equity (“ROE”). The performance awards, some of which are settled in cash and some of which are settled in shares of the Company’s stock, are earned at the end of the three-year period provided the ROE target is achieved for that third year. There is an opportunity for accelerated payout of the performance awards if the ROE target is met or exceeded by the end of the second year after the grant. If the ROE target is not achieved by the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out as soon as administratively feasible following the end of year six if the executive is still employed at the Company.

The Company accounts for the portion of the award to be settled in shares as an equity-based award in accordance with SFAS 123(R), which requires share-based compensation cost to be measured at the grant date, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the date of grant or the date the amended awards are approved. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of March 31, 2009, there were 714,000 performance awards granted; of these awards approximately 316,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $9.2 million.

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

During the three months ended December 31, 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the awards. The Company has not designated the swaps as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Rather, the Company marks the swaps to market and records the impact in Selling and Administration expenses in the Company’s Condensed Consolidated Statement of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s long-term incentive plan liabilities, which are also recorded in Selling and Administration expenses in the Company’s Condensed Consolidated Statement of Income. See Note 9 for further detail.

Not including the impact of the equity total return swap agreements, total compensation (income) expense of $(0.1) million and $0.9 million was recognized for the three months ended March 31, 2009 and 2008, respectively. See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income. As of March 31, 2009, there was $11.5 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the performance award activity for the three months ended March 31, 2009 (number of awards in thousands):

Performance Awards
Balance, December 31, 2008	565
Awarded	386
Paid out	237
Cancelled or forfeited	—

Balance, March 31, 2009	714

As of March 31, 2009 the closing stock price was $18.96 and these outstanding awards have not yet vested.

On April 30, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan. See Note 17 for further detail.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of stock options and the dilutive effect of performance awards which will be settled in shares. The reconciliations between basic and diluted weighted-average common shares outstanding for the periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
(in millions)	2009	2008
Basic	24.9	24.8
Common equivalent shares from stock options using the treasury stock method	0.1	0.1

Diluted	25.0	24.9

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. In June 2008, the securitization program was extended through July 2011. At March 31, 2009 the Company, through ACRC, sold $33.4 million of participation interests in $87.1 million of accounts receivable. This sale has been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. At December 31, 2008, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $53.7 million and $56.0 million at March 31, 2009 and December 31, 2008, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.5 million at March 31, 2009 and $1.0 million at December 31, 2008) and had not been discounted due to the short-term nature of the underlying financial assets.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The costs of the program for the three months ended March 31, 2009 and 2008 of $0.1 million and $0.2 million, respectively, are included in Selling and Administration expenses in the accompanying Condensed Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is based on the cost of commercial paper issued by Three Pillars plus a margin. During June 2008, in conjunction with the extension of the securitization program, the margin was changed to approximately 0.8%. The Company had not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

($ in millions)	March 31, 2009	December 31, 2008
Raw materials and supplies	$76.6	$77.5
Work in process	16.4	14.3
Finished goods	226.0	190.6

Inventories, gross	319.0	282.4
LIFO reserve	(66.3)	(66.3)

Inventories, net	$252.7	$216.1

Approximately 45 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2009 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2009.

6. Discontinued Operations

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As of March 31, 2009, the Company has received $15.8 million of the total proceeds with the balance of $1.4 million included in Accounts receivable, net ($0.7 million) and Other assets ($0.7 million) in the Condensed Consolidated Balance Sheet.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2008	$78.4	$75.1	$41.7	$195.2	$4.4	$199.6
Foreign exchange and other	—	(0.5)	—	(0.5)	—	(0.5)

Balance, March 31, 2009	$78.4	$74.6	$41.7	$194.7	$4.4	$199.1

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009			December 31, 2008
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	100.0	30.0	70.0	100.7	28.4	72.3
Toxicology database	13.2	4.5	8.7	13.3	4.3	9.0
Developed technology	15.3	3.9	11.4	15.5	3.7	11.8
Other	13.6	3.9	9.7	15.9	7.0	8.9

Total amortizable other intangibles	142.3	42.5	99.8	145.6	43.6	102.0
Total non-amortizable other intangibles – trademarks	80.6	0.3	80.3	81.3	0.3	81.0

Total other intangibles	$222.9	$42.8	$180.1	$226.9	$43.9	$183.0

Amortization expense for the three months ended March 31, 2009 and 2008 was $2.9 million and $2.6 million, respectively. Estimated amortization expense is $11.7 million for the year ended December 31, 2009, $12.2 million for the year ended December 31, 2010, $12.0 million for the year ended December 31, 2011 and $11.6 million for each of the years ended December 31, 2012 and December 31, 2013.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2009, the Company completed these procedures and concluded that no impairment existed as of January 1, 2009.

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $77.7 million at March 31, 2009. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.125% at March 31, 2009). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.5% at March 31, 2009). There was $253.0 million outstanding under the credit facility at March 31, 2009 and $252.5 million outstanding at December 31, 2008.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement with a number of banks, which matures in June 2011. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios (the spread was 2.75% at March 31, 2009). The entire $100.0 million was drawn at closing and remained outstanding at March 31, 2009. The agreement provides for quarterly amortization of principal equal to five percent of the original principal amount of the loan beginning September 30, 2009. Therefore, $15.0 million of the outstanding balance was current at March 31, 2009 and included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. Additionally, consistent with the credit facility, this agreement restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At March 31, 2009, restricted payments were limited to $77.7 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its unsecured $350.0 million senior revolving credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2009, the Company had $30.9 million of outstanding letters of credit and $1.8 million of outstanding letters of guarantee.

At March 31, 2009 the Company had interest rate swap agreements with a total notional value of $50 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar and Japanese yen). Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2009. During the three months ended March 31, 2009 and 2008, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges under SFAS 133. The remainder of the foreign currency contracts did not meet the criteria of SFAS 133 to qualify for hedge accounting.

At March 31, 2009, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $26.9 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $13.1 million.

The counterparties to the Company’s forwards contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

The following table displays the fair values at March 31, 2009 and December 31, 2008 of the Company’s foreign currency derivatives which were designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2009	December 31, 2008
Assets
Other current assets	$0.4	$0.1

Liabilities
Accrued liabilities	$0.7	$1.0

During the first quarter of 2009 and 2008 the amounts which were excluded from effectiveness testing for foreign currency forward contracts that were designated as hedging instruments were immaterial. During the first quarter of 2008 amounts recognized in Accumulated Other Comprehensive Loss (“AOCL”) and amounts reclassified from AOCL into the Condensed Consolidated Statement of Income were immaterial.

As of March 31, 2009 and December 31, 2008, the fair values of the Company’s foreign currency derivatives that were not designated as hedging instruments were immaterial. Additionally, during the three months ended March 31, 2009 and 2008, amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such instruments were immaterial.

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes such liabilities are adjusted and the impact is recorded in the Company’s Condensed Consolidated Statement of Income. During the three months ended December 31, 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

volatility related to the deferred compensation and long-term incentive plans. The Company has not designated the swaps as hedges under SFAS 133. Rather, the Company marks the swaps to market and records the impact in Selling and Administration expenses in the Company’s Condensed Consolidated Statement of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and Administration expenses in the Company’s Condensed Consolidated Statement of Income.

The counterparty to the agreements is a major financial institution. The agreements will mature in July 2011, at which time cash settlement will occur. The counterparty can terminate the swap on 200,000 shares if the Company’s stock price falls below $11.37, and it can terminate the swap on the remaining 200,000 shares if the stock price falls below $11.05.

The following table displays the fair values at March 31, 2009 and December 31, 2008 of the Company’s equity total return swap derivatives which were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2009	December 31, 2008
Assets
Other assets	$—	$0.5

Liabilities
Other liabilities	$2.4	$—

During the first quarter of 2009, the Company recognized a loss of $2.9 million in Selling and administration related to the equity total return swap agreements.

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

The following table displays the fair values at March 31, 2009 and December 31, 2008 of the Company’s interest rate swap derivatives which were designated as hedging instruments. Additionally, the table displays the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2009	December 31, 2008
Liabilities
Accrued liabilities	$0.8	$0.7
Other liabilities	1.1	1.1

Total Liabilities	$1.9	$1.8

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended March 31, 2009:

($ in millions)	AOCL as of 12/31/08	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 3/31/09
Type of derivative
Interest Rate Swap Agreements	$1.0	$0.2	$—	$(0.1)	$1.1
Foreign Currency Forward Contracts	0.9	(0.4)	(0.3)	—	0.2

Total	$1.9	$(0.2)	$(0.3)	$(0.1)	$1.3

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of March 31, 2009 and 2008, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended March 31,
($ in millions)	2009	2008
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.0	$1.8
Interest cost on the projected benefit obligation	4.6	4.3
Expected return on plan assets	(4.9)	(4.8)
Recognized actuarial loss	1.4	0.8

Net periodic benefit cost	$3.1	$2.1

	Three Months Ended March 31,
($ in millions)	2009	2008
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1
Interest cost on the projected benefit obligation	0.3	0.3
Amortization of prior service cost	—	(0.1)
Recognized actuarial loss	—	0.1

Net periodic benefit cost	$0.4	$0.4

It was the Company’s intention to fund the qualified U.S. plan above the minimum requirements so as to meet the full funding phase-in thresholds set forth in the current U.S. pension legislation. In light of the dramatic decline in the qualified plan’s assets in 2008, the Company will evaluate its funding options during the year. The final determination will not be made until September 2009 and will take into consideration a number of factors including changes in legislation and the macro-economic environment. While the Company is not required to make any U.S. contributions in 2009 to meet the minimum funding requirements, the range of U.S. contributions that the Company may consider will range from zero to an estimate of approximately $50 million. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. U.S. pension expense in 2009 is expected to be $3 to $4 million higher than in 2008.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hickson U.K. Pension Plans

As of March 31, 2009 and 2008, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended March 31,
($ in millions)	2009	2008
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.4	$0.5
Interest cost on the projected benefit obligation	4.4	6.0
Expected return on plan assets	(4.0)	(5.3)
Recognized actuarial loss	0.5	0.8

Net periodic benefit cost	$1.3	$2.0

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009. As of March 31, 2009, there has been $7.0 million contributed to the U.K. pension plans. U.K. pension expense in 2009 is expected to be comparable to 2008.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At March 31, 2009 the Company had $7.4 million in Other assets and a deferred compensation liability of $7.5 million in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2008 the Company had $7.7 million in Other assets and a deferred compensation liability of $8.5 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at March 31, 2009 and December 31, 2008.

During the three months ended December 31, 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the awards. The Company has not designated the swaps as hedges under SFAS 133. Rather, the Company marks the swaps to market and records the impact in Selling and Administration expenses in the Company’s Condensed Consolidated Statement of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation liabilities, which are also recorded in Selling and Administration expenses in the Company’s Condensed Consolidated Statement of Income. See Note 9 for further detail.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
($ in millions)	2009	2008
Net income	$3.2	$5.7

Foreign currency translation adjustments	(3.0)	13.4
Net unrealized gain (loss) on derivative instruments	0.6	(0.4)
Pension liability adjustment	1.2	1.2

Total other comprehensive (loss) income	(1.2)	14.2

Comprehensive income	$2.0	$19.9

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

	Three Months Ended March 31,
($ in millions)	2009	2008
Sales:
Treatment Products:
HTH Water Products	$102.7	$97.8
Personal Care and Industrial Biocides	68.1	80.4
Wood Protection and Industrial Coatings	78.2	115.4

Total Treatment Products	249.0	293.6
Performance Products:
Performance Urethanes	41.0	49.0
Hydrazine	3.7	4.5

Total Performance Products	44.7	53.5

Total Sales	$293.7	$347.1

Segment Operating Income (Loss), including Equity in Earnings of Affiliated Companies:
Treatment Products:
HTH Water Products	$9.7	$6.0
Personal Care and Industrial Biocides	11.3	15.9
Wood Protection and Industrial Coatings	(6.4)	(0.3)

Total Treatment Products	14.6	21.6
Performance Products:
Performance Urethanes	2.0	(0.3)
Hydrazine	0.7	—

Total Performance Products	2.7	(0.3)
Corporate Unallocated	(8.2)	(9.1)

Total Segment Operating Income, including Equity in Earnings of Affiliated Companies	9.1	12.2
Equity in Earnings of Affiliated Companies	(0.1)	(0.1)

Total Operating Income	9.0	12.1
Interest expense, net	(3.9)	(3.3)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$5.1	$8.8

Capital Spending:
Treatment Products:
HTH Water Products	$1.9	$1.8
Personal Care and Industrial Biocides	2.7	6.4
Wood Protection and Industrial Coatings	1.8	2.8

Total Treatment Products	6.4	11.0
Performance Products:
Performance Urethanes	0.6	0.9
Hydrazine	0.1	0.1

Total Performance Products	0.7	1.0

Total Capital Spending	$7.1	$12.0

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring expense and impairment expense, if any. The Company includes the equity income (loss) of affiliates in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, the Company includes equity income (loss) as a component of segment operating results because the Company includes it to measure the performance of the segment. Other (gains) and losses that are directly related to the segments are included in segment operating results. The Company believes the exclusion of restructuring and impairment expenses from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company believes are not indicative of ongoing operating results.

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

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The DOC has determined that the final rate for the Company’s supplier for this period should be reduced from 76% to less than 1%. As a result, the Company recorded a net pre-tax benefit of $12.7 million in the third quarter of 2008 (which included $1.2 million of interest income). An appeal is pending with the CIT contesting the DOC’s determination. The appeal is delaying the cash refund of the duty to the Company and may change the duty rate for this review period. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

Based upon the final determination for the period of June 1, 2006 through May 31, 2007, the Company is currently paying cash deposits for future imports at a rate of approximately 1%.

An administrative review has also commenced to determine the final rate for the period June 1, 2007 to May 31, 2008.

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. At the end of 2008, the plaintiff claimed that about 490 boats had manifested the problem, and that it had expended €3.6 million (approximately $4.9 million) to repair 425 of those boats. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. At March 31, 2009, ACF had €0.8 million (approximately $1.0 million) accrued for this matter. An unfavorable outcome related to this matter could have a material impact on the Company’s results of operations and cash flows.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.2 million) for alleged tax

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

The Company is being sued by the current owner of a former Hickson site in Italy for environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.0 million) for the remediation of the site. The matter is currently within the Italian court system. The Company has worked with the local authorities to resolve any risk based on remediation issues at the site. Remediation actions were completed in 2008, and the Company believes that it has no further obligation at the site.

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

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operation sites which have been accrued for in the accompanying condensed consolidated financial statements. In connection with the acquisition of KAWP, the Company acquired certain environmental contingencies at current operating sites.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the three months ended March 31, 2009.

14. Income Taxes

The total amount of unrecognized tax benefits at March 31, 2009 was $12.7 million compared to $12.6 million at December 31, 2008. The principal reason for the change was an increase in unrecognized tax benefits as a result of the accrual of interest expense related to prior year unrecognized tax benefits. The unrecognized tax benefits of $12.7 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $0.1 million of the remaining $12.7 million of unrecognized tax benefits prior to March 31, 2010, upon the expiration of the period to assess tax in various state and foreign taxing jurisdictions.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s effective tax rate has been reduced due to a tax benefit from our U.K financing structure. There is recently drafted U.K tax legislation expected to be enacted in 2009. If enacted, this new legislation could limit the tax benefit of the Company’s U.K. financing structure, thereby increasing the Company’s future effective tax rate.

15. Acquisition of Advantis

During 2008, the Company performed a preliminary purchase price allocation related to the acquisition, and recorded $42.6 million of tax-deductible goodwill and $62.2 million of identifiable intangible assets. Of the $62.2 million of acquired intangible assets, $29.9 million was assigned to customer lists (10-year life) and $22.5 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $9.8 million of acquired intangible assets include a non-compete agreement of $3.7 million (7-year life), a license arrangement of $3.4 million (9-year life) and developed technology of $2.7 million (9-year life). Excluding the trademarks, which are not subject to amortization, the intangible assets have a weighted-average useful life of approximately 10 years. During the three months ended March 31, 2009, the Company finalized the allocation of the purchase price.

Sales and operating results for Advantis for the three months ended March 31, 2008 were $10.2 million and an operating loss of $1.2 million, respectively. The impact of any revenue or cost synergies that may result from the acquisition are not reflected in the prior year results.

16. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 for all financial instruments and for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted SFAS 157 for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2009, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivatives

The Company has foreign currency forward contracts, interest rate swaps and equity total return swaps recorded at fair value. The fair value for the foreign currency forward contracts uses prices from active over-the-counter markets. The interest rate swap agreements are valued using models which are based on market observable inputs, including yield curves. The Company’s equity total return swap agreements are also valued using models which are based on market observable inputs. All derivatives are included in Level 2.

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis and that are subject to the disclosure requirements of SFAS 157 at March 31, 2009:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust which are recorded at fair value	$7.4	$—	$—	$7.4
Derivatives	—	0.4	—	0.4

Total Assets	$7.4	$0.4	$—	$7.8

Liabilities
Deferred Compensation	$7.5	$—	$—	$7.5
Derivatives	—	5.0	—	5.0

Total Liabilities	$7.5	$5.0	$—	$12.5

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

17. Subsequent Events

On April 30, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (“2009 Plan”). The 2009 Plan seeks to encourage selected salaried employees to acquire a proprietary interest in the Company’s growth and performance, to generate an increased incentive to contribute to the Company’s future success and to enhance the ability of the Company to attract and retain qualified individuals. The 2009 Plan provides for the ability to issue stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units, cash incentive awards and other equity-based or equity-related awards.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Treatment segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not indicative of the results to be expected for the entire fiscal year. Through the Company’s HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring expense and impairment expense. The Company includes the equity in earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity in earnings are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended March 31,
(In millions, except per share amounts)	2009	2008

Sales	$293.7	$347.1

Gross margin	$88.6	$93.7
Selling and administration	74.3	76.1
Research and development	5.3	5.5
Interest expense, net	3.9	3.3
Equity in earnings of affiliated companies	0.1	0.1
Income tax expense	2.0	3.2

Net Income	$3.2	$5.7

Diluted income per common share – continuing operations	$0.13	$0.23

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2009 Compared to 2008

Sales decreased $53.4 million or 15 percent. Excluding the impact of the acquisition of the water treatment chemicals business of Advantis (“Advantis”), $8.9 million or three percent, sales decreased $62.3 million, or 18 percent, as lower volumes (15 percent) and unfavorable foreign exchange (seven percent) were partially offset by favorable pricing (four percent). The lower volumes were primarily driven by the wood protection, industrial coatings and industrial biocides businesses. The higher pricing was principally driven by the HTH water products business.

Gross margin percentage was 30.2% and 27.0% for 2009 and 2008, respectively. The margin improvement was principally due to improved pricing in the HTH water products business, which offset higher product costs for that business. Additionally, reduced raw material costs in the performance urethanes business more than offset lower pricing.

Selling and administration expenses as a percentage of sales were 25.3% in 2009 and 21.9% in 2008. These expenses decreased $1.8 million from 2008 as favorable foreign exchange and lower selling costs, due to the decrease in sales volumes, were partially offset by increased selling and administration expenses due to the Advantis acquisition.

Interest expense, net, increased $0.6 million as higher net debt during the period, due to the acquisition of Advantis, was partially offset by lower cost borrowings.

The tax rate on income from continuing operations for the three months ended March 31, 2009 and 2008 was 38.0% and 36.0%, respectively. The 2009 full-year effective tax rate is estimated to be in the range of 37% to 38%.

Second Quarter and Full Year Outlook

For the second quarter, the Company anticipates earnings per share from continuing operations to be in the $1.15 to $1.25 per share range, compared to earnings per share from continuing operations of $1.33 during the second quarter of 2008. Higher results are expected from the HTH water products business due to improved global pricing and the positive contribution from the acquisition of Advantis, including related synergies, as well as from the performance products business resulting from lower raw material costs. These improved results are expected to be more than offset by decreased demand for industrial biocides, used in the building products market, as well as in the wood protection and industrial coatings businesses. In addition, corporate unallocated expenses will be higher than the year ago quarter as a result of the mark-to-market impact of the stock price in the second quarter of 2008 associated with the Company’s performance-based stock awards and deferred compensation plans.

The Company now expects full-year 2009 sales to be approximately two to four percent lower than 2008, as the contribution from the acquisition of Advantis and higher pricing should be more than offset by unfavorable foreign exchange and lower volumes. The Company reaffirms that its 2009 earnings per share from continuing operations will be in the $1.85 to $2.05 range. The HTH water products business is expected to deliver higher profits than previously expected, driven by the favorable performance in the first quarter. This better than expected performance is forecast to be offset by lower than expected results for industrial biocides, particularly biocides used in building products, and the wood protection and industrial coatings businesses due to continued weakness in the global housing and construction markets. The Company continues to expect depreciation and amortization to be approximately $50 million and capital spending to be in the $35 to $40 million range. The effective tax rate is estimated to be in the 37 to 38 percent range.

The Company’s original 2009 outlook assumed continued weakness in global economies throughout the year as well as headwinds from unfavorable foreign exchange due to the strengthening of the U.S. dollar. The HTH water products business is expected to report higher profits for 2009 due to the positive contribution from the acquisition of Advantis, including related synergies, as well as improved pricing. This guidance assumes an antidumping duty rate of approximately one percent in 2009 and an estimated pre-tax benefit of approximately $3 million for the current administrative period under review. The Company expects lower operating results for the personal care and industrial biocides business. This is due to decreased demand for industrial biocides applications as a result of the depressed building products and automotive markets. Additionally, the business will be impacted by increased spending for regulatory and toxicology compliance and additional costs for the Company’s new manufacturing facilities in China. Wood protection and industrial coatings results are forecast to be lower due to the continued weakness in the global housing and construction markets. This weakness will more than offset anticipated lower raw material costs. Performance Products results are expected to be below 2008 due to lower pricing in response to competitive pressures in the polyol and glycol markets as a result of the decrease in raw material costs, principally propylene and ethylene in the fourth quarter of 2008, and continued lower demand for flexible polyols as a result of market conditions. In addition, the Company anticipates higher interest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Segment Information

The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are Treatment Products and Performance Products. The Treatment Products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection and industrial coatings business. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring expense and impairment expense. The Company believes the exclusion of restructuring and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company does not believe are indicative of ongoing operating results.

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

Treatment Products

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Results of Operations:
Sales
HTH Water Products	$102.7	$97.8
Personal Care & Industrial Biocides	68.1	80.4
Wood Protection & Industrial Coatings	78.2	115.4

Total Treatment Products	$249.0	$293.6

Operating Income (Loss)
HTH Water Products	$9.7	$6.0
Personal Care & Industrial Biocides	11.3	15.9
Wood Protection & Industrial Coatings	(6.4)	(0.3)

Total Treatment Products	$14.6	$21.6

Three Months Ended March 31, 2009 Compared to 2008

Sales decreased $44.6 million, or 15 percent. Excluding the impact of the acquisition of Advantis ($8.9 million or three percent), sales decreased $53.5 million or 18 percent as lower volumes (16 percent) and unfavorable foreign exchange (nine percent) were partially offset by improved pricing (seven percent).

Operating income decreased $7.0 million as improved operating income for the HTH water products business were more than offset by lower operating results for the industrial biocides, wood protection and industrial coatings businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

HTH Water Products

Sales increased $4.9 million, or five percent. Excluding the impact of the acquisition of Advantis ($8.9 million or nine percent), sales decreased $4.0 million due to lower volumes. Improved pricing (12 percent), principally related to price increases across all regions, was offset by unfavorable foreign exchange (12 percent). Lower volumes in the North American repacker and dealer direct markets, as well as lower volumes in Europe, more than offset improved volumes in the domestic mass segment as well as in South Africa.

Operating income improved $3.7 million as higher pricing more than offset unfavorable foreign exchange, higher product costs and lower volumes.

Personal Care and Industrial Biocides

Sales decreased $12.3 million, or 15 percent, as improved pricing (five percent) was more than offset by lower volumes (17 percent) and unfavorable foreign exchange (three percent). The lower volumes were caused by decreased demand for biocides used in building products and metalworking fluids, due to the downturn in the global construction market and the depressed automotive industry. The improved pricing principally related to health and hygiene products.

Operating income decreased $4.6 million as lower volumes were partially offset by improved pricing and lower freight costs.

Wood Protection and Industrial Coatings

Sales decreased $37.2 million, or 32 percent, as significantly lower volumes (26 percent), due to the continued downturn in the economy and unfavorable foreign exchange (10 percent) were partially offset by improved pricing (four percent). In the wood protection business, lower volumes across all regions for the residential sectors due to the continued downturn in the global construction market were partially offset by higher global prices. In the industrial coatings business, lower volumes were attributable to poor economic conditions in Europe.

Operating results were $6.1 million below the prior year, principally due to lower volumes for both businesses. In addition, higher pricing in the wood protection business was offset by unfavorable foreign exchange and higher raw material costs.

Performance Products

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Results of Operations
Sales
Performance Urethanes	$41.0	$49.0
Hydrazine	3.7	4.5

Total Performance Products	$44.7	$53.5

Operating Income (Loss)
Performance Urethanes	$2.0	$(0.3)
Hydrazine	0.7	—

Total Performance Products	$2.7	$(0.3)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2009 Compared to 2008

Sales decreased $8.8 million, or 16 percent, due to lower pricing (13 percent) and lower volumes (three percent). Operating results improved by $3.0 million.

Performance Urethanes

Performance urethanes sales decreased $8.0 million, or 16 percent. Pricing was 15 percent lower than the first quarter 2008 due to competitive pressures in the polyol and glycol markets resulting from declining raw material costs. Volumes were slightly lower than prior year due to the downturn in the U.S. economy. Operating results improved by $2.3 million due to improved margins from favorable raw material costs, principally propylene.

Hydrazine

Hydrazine sales and operating results were comparable to the first quarter 2008.

Corporate Expenses (Unallocated)

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Results of Operations
Unallocated Corporate Expenses	$(8.2)	$(9.1)

Three Months Ended March 31, 2009 Compared to 2008

Unallocated corporate expenses were lower than prior year principally due to lower U.K. pension expense.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Cash Flow Data
Provided By (Used In)
Accounts receivable securitization program	$33.4	$38.5
Change in working capital	(79.4)	(96.0)
Net operating activities from continuing operations	(33.2)	(44.9)
Capital expenditures	(7.1)	(12.0)
Businesses acquired in purchase transaction	0.3	(0.2)
Proceeds from sale of a business	0.5	2.7
Proceeds from sale of land and property	—	0.7
Net investing activities	(6.3)	(8.8)
Debt borrowings (repayments), net	37.8	31.8
Net financing activities	28.4	27.5

Three Months Ended March 31, 2009 Compared to 2008

For the three months ended March 31, 2009, $33.2 million was used in operating activities from continuing operations, compared to $44.9 million used in operating activities from continuing operations during the three months ended March 31, 2008. Working capital requirements were lower in 2009 principally due to decreased

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

incentive compensation payments under the Company’s annual and long-term incentive plans, partially offset by the seasonal build of the recent Advantis acquisition. In addition, the lower working capital requirements were partially offset by lower utilization of the accounts receivable securitization program during the first quarter of 2009 compared to 2008.

Capital expenditures for the first three months of 2009 were $4.9 million lower than 2008 principally due to decreased spending for the personal care and industrial biocides businesses as a result of the completion of construction in China. Capital expenditures for 2009 are expected to be in the $35 to $40 million range.

On October 10, 2008, the Company completed the acquisition of the water treatment chemicals business of Advantis, a North American manufacturer and marketer of branded swimming pool, spa and surface water treatment chemicals. The purchase price was $125.0 million, free of debt and inclusive of expenses paid, and a final post-closing working capital adjustment of $0.3 million, which was received by the Company in the first quarter of 2009. The acquisition was financed by borrowings from the Company’s existing credit facility. For additional information concerning the acquisition, see Note 15 of Notes to Condensed Consolidated Financial Statements.

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $15.8 million of which had been received as of March 31, 2009. The balance is included in Accounts receivable, net ($0.7 million) and Other assets ($0.7 million) in the Condensed Consolidated Balance Sheet. For additional information see Note 6 of Notes to Condensed Consolidated Financial Statements.

Proceeds from sale of land and property in 2008 represents land sold in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule at two U.K. manufacturing locations and begin sourcing from third-party suppliers.

Debt borrowings, net of repayments, were $6.0 million higher during the three months ended March 31, 2009 than during the three months ended March 31, 2008 due to lower utilization of the accounts receivable securitization program during the first quarter of 2009. In March 2009, the Company used its unsecured $350.0 million senior revolving credit facility (“credit facility”) to pay off $62.0 million of Series B notes which came due.

On March 13, 2009, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $5.0 million during the three months ended March 31, 2009 and 2008.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $77.7 million at March 31, 2009. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At March 31, 2009, the Company had $97.0 million of available borrowings under the credit facility.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement with a number of banks, which matures in June 2011. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios. The entire $100.0 million was drawn at closing and remained outstanding at March 31, 2009. The agreement provides for quarterly amortization of principal equal to five percent of the original principal amount of the term loan beginning September 30, 2009. Therefore $15.0 million of the outstanding balance was current at March 31, 2009 and included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. Additionally, consistent with the credit facility, this agreement restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At March 31, 2009, restricted payments were limited to $77.7 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. (“Sun Trust”), the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At March 31, 2009, the Company, through ACRC, sold $33.4 million of participation interests in $87.1 million of accounts receivable. At December 31, 2008, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. In connection with the securitization program, SunTrust has entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable. This commitment expires July 9, 2009 and if it were not extended the Company may not be able to obtain funding using its accounts receivable securitization program. The Company is currently in the process of renewing such agreement. See Note 4 of Notes to Condensed Consolidated Financial Statements.

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. See Note 9 of Notes to Condensed Consolidated Financial Statements.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. In accordance with SFAS 133, the Company has designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate. See Note 9 of Notes to Condensed Consolidated Financial Statements.

At March 31, 2009 the Company had $30.9 million of outstanding letters of credit and $1.8 million of outstanding letters of guarantee.

The recent turmoil in the financial markets has resulted in a contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. Nonetheless, the Company believes that the credit facility, new term loan, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if the Company’s earnings or cash flows were to fall significantly below current expectations and/or a default condition were triggered under its funding agreements or if the Company’s funding providers do not honor their commitments, a risk exists that the Company would not have enough liquidity to meet its operating needs.

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, in 2007 the Company concluded that it would accelerate the funding of its U.S. pension plan to meet the legislated full funding phase-in thresholds for 2008 and beyond. In light of the dramatic decline in the U.S. qualified plan’s assets in 2008, the Company will evaluate its funding options during the year. The final determination will not be made until September 2009 and will take into consideration a number of factors including changes in legislation and the macro-economic environment. While the Company is not required to make any contributions in 2009 to meet the minimum funding requirements, the range of U.S. contributions that the Company may consider will range from zero to an estimate of approximately $50 million. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On April 30, 2009, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on June 15, 2009 to shareholders of record at the close of business on May 15, 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 85 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2009 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $1.6 million. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s interest rate swap agreements.

Foreign Currency Risk

At March 31, 2009 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $26.9 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $13.1 million.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2 million to $3 million related to the unhedged portion. Any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s foreign currency forward contracts.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the company’s rolling twelve-month copper requirements. At March 31, 2009, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid or resins would decrease the Company’s annual results of operations and annual cash flows between $2 million to $3 million. Holding other variables constant, a 10 percent adverse change in the price of either propylene, copper, or natural gas would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million.

Stock Price Risk

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as a portion of the underlying liabilities are tied to the Company’s stock price. The Company has entered into equity total return swap agreements in order to minimize earnings volatility related to fluctuations in the Company’s stock price. See Note 9 to the Condensed Consolidated Financial Statements for further detail.

See the Company’s Form 10-K for the year ended December 31, 2008 for additional information on the above items.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 contains a section entitled “Our ability to pay dividends on our shares of Common Stock is subject to compliance with certain debt covenants and liquidity restrictions” and another section entitled “Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.” Such sections are revised and updated to read in their entirety as follows:

Our ability to pay dividends on our shares of Common Stock is subject to compliance with certain debt covenants and liquidity restrictions.

Our $350 million revolving credit facility and our $100 million credit agreement permit the payment of dividends and repurchases of shares based on a financial formula. At December 31, 2008, dividends and share repurchases were limited to $81.0 million under these facilities and at March 31, 2009, they were limited to $77.7 million. These limits are adjusted quarterly pursuant to a formula that is increased by 50% of earnings and decreased by 50% of losses, dividends paid and share repurchases. If we suffer losses or certain write-offs or lack earnings, these covenants may limit or eliminate our ability to pay dividends. Additionally, the recent turmoil in the financial markets has resulted in a contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. If Company earnings or cash flows were to fall significantly below current expectations, a risk exists that the Company would not have enough liquidity to meet its operating needs or pay dividends. We paid $19.9 million in dividends in 2008.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2008, our accumulated benefit obligation under our U.S. and U.K. defined benefit pension plans exceeded the fair value of plan assets by approximately $176 million. During the year ended December 31, 2008 and 2007, we contributed $26.2 and $63.6 million, respectively, to these pension plans. In light of the dramatic decline in the U.S. qualified plan’s assets in 2008, the Company will evaluate its funding options during the year. The final determination will not be made until September 2009 and will take into consideration a number of factors, including any changes in legislation and the macro-economic environment. While the Company is not required to make any contributions in 2009 to meet legally mandated U.S. minimum funding requirements, the range of contributions that the Company may consider will be from zero to approximately $50 million. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, if we were to cease to have active employees participating in our U.K. pension plan or if our U.K. subsidiaries that sponsor the plan become insolvent and in certain other situations, we may be required to wind up the U.K. plan. The statutory funding requirements for a plan in wind-up are materially higher than those for an ongoing plan to allow for the purchase of annuities for all the participants in the plan. While we believe a mandated wind-up of the U.K. plan to be highly unlikely, if it were to occur, it would have a material adverse effect on our business, cash flow and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) In January, 2009, an employee delivered to the Company 1,593 shares of the Company’s Common Stock (“Shares”) as payment for the exercise price of outstanding employee stock options under the 1999 Long Term Incentive Plan (“1999 LTIP”) and in February 2009 an employee delivered 599 Shares and another employee delivered a total of 60,399 Shares as payment for the exercise price of outstanding employee stock options under the 1999 LTIP. These transactions are shown as indicated in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	1,593	$25.73	0	N/A
February 1, 2009 through February 28, 2009	60,998	$23.85	0	N/A
March 1, 2009 through March 31, 2009	0	$0	0	N/A

Total	62,591	$23.90	0	N/A

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

May 5, 2009	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.