Form 10-Q
period 2009-06-30
ARCH CHEMICALS INC
filed 2009-08-03
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $1 par value per share	25,042,370 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51.9	$50.8
Restricted cash	2.2	—
Accounts receivable, net	186.6	184.2
Short-term investment	42.0	56.0
Inventories, net	234.1	216.1
Other current assets	24.0	19.6

Total current assets	540.8	526.7
Investments and advances - affiliated companies at equity	1.7	1.5
Property, plant and equipment, net	211.2	212.2
Goodwill	205.5	199.6
Other intangibles	185.8	183.0
Other assets	115.6	109.4

Total assets	$1,260.6	$1,232.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19.7	$18.5
Current portion of long-term debt	21.0	—
Accounts payable	178.3	180.1
Accrued liabilities	99.6	75.9

Total current liabilities	318.6	274.5
Long-term debt	242.0	314.5
Other liabilities	286.5	281.5

Total liabilities	847.1	870.5
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 25.0 shares issued and outstanding (24.8 in 2008)	25.0	24.8
Additional paid-in capital	459.4	457.2
Retained earnings	88.2	64.1
Accumulated other comprehensive loss	(159.1)	(184.2)

Total shareholders’ equity	413.5	361.9

Total liabilities and shareholders’ equity	$1,260.6	$1,232.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$414.2	$469.6	$707.9	$816.7
Cost of goods sold	282.5	332.9	487.6	586.3
Selling and administration	75.8	74.6	150.1	150.7
Research and development	5.9	6.4	11.2	11.9
Interest expense	2.8	3.1	7.0	6.9
Interest income	0.4	0.4	0.7	0.9

Income from continuing operations before equity in earnings of affiliated companies and taxes	47.6	53.0	52.7	61.8
Equity in earnings of affiliated companies	0.1	—	0.2	0.1
Income tax expense	16.8	19.8	18.8	23.0

Net income	$30.9	$33.2	$34.1	$38.9

Basic income per common share	$1.24	$1.34	$1.37	$1.57

Diluted income per common share	$1.23	$1.33	$1.36	$1.56

Weighted average common shares outstanding:
Basic	25.0	24.8	24.9	24.8

Diluted	25.1	25.0	25.0	24.9

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$34.1	$38.9
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of affiliates	(0.2)	(0.1)
Depreciation and amortization	23.1	22.6
Deferred taxes	(5.9)	5.5
Restructuring payments	(0.1)	(0.6)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	72.9	74.6
Receivables	(52.1)	(94.2)
Inventories	(9.4)	(21.9)
Other current assets	(1.3)	0.8
Accounts payable and accrued liabilities	12.2	8.8
Noncurrent liabilities	4.6	(1.0)
Other operating activities	2.3	1.3

Net operating activities	80.2	34.7

Investing activities
Capital expenditures	(11.1)	(24.7)
Businesses acquired in purchase transaction	0.3	(0.2)
Proceeds from sale of a business	0.5	3.0
Proceeds from sale of land and property	—	0.7

Net investing activities	(10.3)	(21.2)

Financing activities
Long-term debt borrowings	122.5	60.0
Long-term debt repayments	(177.0)	(101.2)
Short-term debt (repayments) borrowings, net	(0.9)	15.2
Dividends paid	(10.0)	(9.9)
Other financing activities	(2.3)	1.0

Net financing activities	(67.7)	(34.9)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	2.0

Net increase (decrease) in cash and cash equivalents	1.1	(19.4)
Cash and cash equivalents, beginning of year	50.8	73.7

Cash and cash equivalents, end of period	$51.9	$54.3

Supplemental cash flow information
Income taxes, net	$2.8	$2.8

Interest paid	$9.8	$7.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has evaluated subsequent events through the date of the filing of this Form 10-Q. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and, in particular, the HTH water products business for the three and six months ended June 30, 2009 are not indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). SFAS 141(R) and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements were adopted by the Company on January 1, 2009. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2009. The Company expects that SFAS 141(R) will have an impact on the Company’s future consolidated financial statements. However, the nature and magnitude of the impact will depend upon the terms of the Company’s future business combinations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The Company adopted FSP EITF 03-6-1 on January 1, 2009 and it did not have an impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 during the three months ended June 30, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. On occasion, we are required to maintain cash deposits with certain banks in respect of certain contingent matters and/or contractual obligations. As of June 30, 2009, the amount of restricted cash was $2.2 million and the Company had no restricted cash at December 31, 2008.

2. Share-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The following table summarizes stock option activity for the six months ended June 30, 2009 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2008	323	$19.46	$17.38 — 23.00
Options exercised	132	19.52	17.38 — 22.72
Options expired	1	19.41	19.41 — 19.41

Balance, June 30, 2009	190	$19.42	$17.38 — 23.00

The following table summarizes information about stock options outstanding at June 30, 2009 (number of options in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 — $23.00	190	3 years	$19.42

The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $0.6 million and $1.0 million, respectively.

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

The Company accounts for the portion of the award to be settled in shares as an equity-based award in accordance with SFAS 123(R), which requires share-based compensation cost to be measured at the grant date, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the date of grant or the date the amended awards are approved. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of June 30, 2009, there were 714,000 performance awards granted; of these awards approximately 316,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $9.2 million.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the fourth quarter of 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the cash awards. The Company has not designated the swaps as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s long-term incentive plan liabilities, which are also recorded in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

Not including the impact of the equity total return swap agreements, total compensation expense of $2.3 million and $2.2 million and $0.6 million and $1.5 million was recognized for the three and six months ended June 30, 2009 and 2008, respectively. See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income. As of June 30, 2009, there was $11.4 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the six months ended June 30, 2009 (number of awards in thousands):

Performance Awards
Balance, December 31, 2008	565
Awarded	386
Paid out	237
Cancelled or forfeited	—

Balance, June 30, 2009	714

As of June 30, 2009, the closing stock price was $24.59 and these outstanding awards have not yet vested.

On April 30, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (“2009 Plan”). The 2009 Plan seeks to encourage selected salaried employees to acquire a proprietary interest in the Company’s growth and performance, to generate an increased incentive to contribute to the Company’s future success and to enhance the ability of the Company to attract and retain qualified individuals. The 2009 Plan provides for the ability to issue stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units, cash incentive awards and other equity-based or equity-related awards. During May 2009 and June 2009 no awards were granted under the 2009 Plan.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of stock options and the dilutive effect of performance awards which will be settled in shares. The reconciliations between basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Basic	25.0	24.8	24.9	24.8
Common equivalent shares from stock options and performance awards using the treasury stock method	0.1	0.2	0.1	0.1

Diluted	25.1	25.0	25.0	24.9

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank (“SunTrust”), and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. In June 2008, the securitization program was extended through July 2011. In connection with the securitization program, SunTrust has entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable annually. The current commitment expired on July 9, 2009. During July 2009, the Liquidity Agreement was extended until October 2009. At June 30, 2009 the Company, through ACRC, sold $72.9 million of participation interests in $114.9 million of accounts receivable. This sale has been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. At December 31, 2008, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. The receivables sold under the securitization program have been accounted for as a sale in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $42.0 million and $56.0 million at June 30, 2009 and December 31, 2008, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.6 million at June 30, 2009 and $1.0 million at December 31, 2008) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three and six months ended June 30, 2009 and 2008 of $0.3 million and $0.4 million and $0.5 million and $0.7 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. The costs of the accounts receivable securitization program are a percentage of the fair market value of the participation interests sold. The percentage is based on the cost of commercial paper issued by Three Pillars plus a margin. In conjunction with the extension, the margin component of the cost of the securitization program was changed to 1.5%. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

($ in millions)	June 30, 2009	December 31, 2008
Raw materials and supplies	$70.8	$77.5
Work in process	15.4	14.3
Finished goods	213.8	190.6

Inventories, gross	300.0	282.4
LIFO reserve	(65.9)	(66.3)

Inventories, net	$234.1	$216.1

Approximately 45 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2009 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2009.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Discontinued Operations

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As of June 30, 2009, the Company has received $15.8 million of the total proceeds with the balance of $1.4 million included in Accounts receivable, net ($0.7 million) and Other assets ($0.7 million) in the accompanying Condensed Consolidated Balance Sheet.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2008	$78.4	$75.1	$41.7	$195.2	$4.4	$199.6
Foreign exchange and other	0.7	3.6	1.6	5.9	—	5.9

Balance, June 30, 2009	$79.1	$78.7	$43.3	$201.1	$4.4	$205.5

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009			December 31, 2008
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	106.4	34.8	71.6	100.7	28.4	72.3
Toxicology database	14.9	5.3	9.6	13.3	4.3	9.0
Developed technology	16.6	4.6	12.0	15.5	3.7	11.8
Other	13.7	4.5	9.2	15.9	7.0	8.9

Total amortizable other intangibles	151.8	49.4	102.4	145.6	43.6	102.0
Total non-amortizable other intangibles — trademarks	83.7	0.3	83.4	81.3	0.3	81.0

Total other intangibles	$235.5	$49.7	$185.8	$226.9	$43.9	$183.0

Amortization expense for the three and six months ended June 30, 2009 and 2008 was $2.9 million and $5.8 million and $2.6 million and $5.2 million, respectively. Estimated amortization expense is $12.0 million for the year ended December 31, 2009, $12.2 million for the year ended December 31, 2010, $12.0 million for the year ended December 31, 2011 and $11.6 million for each of the years ended December 31, 2012 and December 31, 2013.

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

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5. At June 30, 2009, the Company’s quarterly leverage ratio, as defined in the credit facility agreement, was 1.9. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At June 30, 2009 the Company’s interest coverage ratio, as defined in the credit facility agreement, was 9.9. The Company was in compliance with both of these covenants

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

throughout the six months ended June 30, 2009. Additionally, the credit facility restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. At June 30, 2009, restricted payments were limited to $88.1 million. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.150% at June 30, 2009). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.6% at June 30, 2009). There was $160.0 million outstanding under the credit facility at June 30, 2009 and $252.5 million outstanding at December 31, 2008.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement with a number of banks, which matures in June 2011. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios (the spread was 2.75% at June 30, 2009). The entire $100.0 million was drawn at closing and remained outstanding at June 30, 2009. The agreement provides for quarterly amortization of principal equal to 5% of the original principal amount of the loan beginning September 30, 2009. Therefore, $20.0 million of the outstanding balance was current at June 30, 2009 and included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At June 30, 2009 the Company’s quarterly leverage ratio, as defined by the agreement, was 1.9 and the Company’s interest coverage ratio, as defined by the agreement, was 9.9. The Company has been in compliance with both of these covenants since the inception of the credit agreement. Additionally, consistent with the credit facility, this agreement restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At June 30, 2009, restricted payments were limited to $88.1 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its unsecured $350.0 million senior revolving credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

At June 30, 2009, the Company had $31.1 million of outstanding letters of credit, $5.2 million of which reduced availability under the Company’s credit facility. Additionally, at June 30, 2009, the Company had $2.1 million of outstanding letters of guarantee.

At June 30, 2009 the Company had interest rate swap agreements with a total notional value of $50 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts and cross-currency swap agreements as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar and Japanese yen). Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through December 2009. Additionally, the Company has entered into cross-currency swap agreements to hedge its exposure to the variability of future foreign currency cash flows through June 2014. During the three and six months ended June 30, 2009 and 2008, the majority of the Company’s foreign currency forward contracts and cross-currency swap agreements qualified as effective cash flow hedges under SFAS 133. The remainder of the foreign currency contracts and cross-currency swap agreements did not meet the criteria of SFAS 133 to qualify for hedge accounting.

At June 30, 2009, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $19.4 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $9.3 million. Additionally, the Company had cross-currency swap agreements with a notional value of $2.0 million.

The counterparties to the Company’s forwards contracts and cross-currency swap agreements are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table displays the fair values at June 30, 2009 and December 31, 2008 of the Company’s foreign currency forward contracts which were designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2009	December 31, 2008
Assets
Other current assets	$0.7	$0.1
Liabilities
Accrued liabilities	$1.4	$1.0

During the three and six months ended June 30, 2009 and 2008 the amounts which were excluded from effectiveness testing for foreign currency forward contracts that were designated as hedging instruments were immaterial. During the three and six months ended June 30, 2008 amounts recognized in Accumulated Other Comprehensive Loss (“AOCL”) and amounts reclassified from AOCL into the Condensed Consolidated Statements of Income were immaterial. As of June 30, 2009 and December 31, 2008, the fair values of the Company’s foreign currency forward contracts that were not designated as hedging instruments were immaterial. Additionally, during the three and six months ended June 30, 2009 and 2008, amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such instruments were immaterial.

As of June 30, 2009, the fair value of the Company’s cross-currency swap agreements was immaterial. Additionally, during the three months ended June 30, 2009, the amount recorded in the Company’s Condensed Consolidated Statements of Income related to such swap agreements was immaterial.

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes, such liabilities are adjusted and the impact is recorded in the Company’s Condensed Consolidated Statements of Income. During the three months ended December 31, 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the deferred compensation and long-term incentive plans. The Company has not designated the swaps as hedges under SFAS 133. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table displays the fair values at June 30, 2009 and December 31, 2008 of the Company’s equity total return swap derivatives which were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2009	December 31, 2008
Assets
Other assets	$—	$0.5
Liabilities
Other liabilities	$0.1	$—

During the three and six months ended June 30, 2009, the Company recognized gains (losses) of $2.3 million and $(0.6) million, respectively, in Selling and administration expenses related to the equity total return swap agreements.

Debt and Interest

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20.0 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility (see Note 8) to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with SFAS 133, the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. Any ineffectiveness for the swap agreements is not material.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30.0 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. In accordance with SFAS 133, the Company has designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate. Any ineffectiveness for the swap agreement is not material.

The following table displays the fair values at June 30, 2009 and December 31, 2008 of the Company’s interest rate swap derivatives which were designated as hedging instruments. Additionally, the table displays the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2009	December 31, 2008
Liabilities
Accrued liabilities	$0.8	$0.7
Other liabilities	0.7	1.1

Total Liabilities	$1.5	$1.8

During the three and six months ended June 30, 2008 ineffectiveness for interest rate swap agreements that were designated as hedging instruments was immaterial. Additionally, for such swap agreements, during the three and six months ended June 30, 2008 amounts recognized in AOCL and amounts reclassified from AOCL into the Condensed Consolidated Statement of Income were immaterial.

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended June 30, 2009:

($ in millions)	AOCL as of 3/31/09	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/09
Type of derivative
Interest Rate Swap Agreements	$1.1	$(0.4)	$—	$(0.1)	$0.6
Foreign Currency Forward Contracts	0.2	0.5	(0.1)	—	0.6

Total	$1.3	$0.1	$(0.1)	$(0.1)	$1.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the six months ended June 30, 2009:

($ in millions)	AOCL as of 12/31/08	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/09
Type of derivative
Interest Rate Swap Agreements	$1.0	$(0.2)	$—	$(0.2)	$0.6
Foreign Currency Forward Contracts	0.9	0.1	(0.4)	—	0.6

Total	$1.9	$(0.1)	$(0.4)	$(0.2)	$1.2

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of June 30, 2009 and 2008, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.1	$1.8	$4.1	$3.6
Interest cost on the projected benefit obligation	4.5	4.3	9.1	8.6
Expected return on plan assets	(4.8)	(4.8)	(9.7)	(9.6)
Recognized actuarial loss	1.3	0.9	2.7	1.7

Net periodic benefit cost	$3.1	$2.2	$6.2	$4.3

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1	$0.2	$0.2
Interest cost on the projected benefit obligation	0.2	0.2	0.5	0.5
Amortization of prior service cost	—	(0.1)	—	(0.2)
Recognized actuarial loss	—	0.1	—	0.2

Net periodic benefit cost	$0.3	$0.3	$0.7	$0.7

It was the Company’s intention to fund the qualified U.S. plan above the minimum requirements so as to meet the full funding phase-in thresholds set forth in the current U.S. pension legislation. In light of the dramatic decline in the qualified plan’s assets in 2008, the Company is evaluating its current funding options. The final determination will not be made until September 2009 and will take into consideration a number of factors including changes in legislation and the macro-economic environment. While the Company is not required to make any contributions to its U.S. plan in 2009 to meet the minimum funding requirements, the range of U.S. contributions that the Company expects to consider in 2009 is an estimate of approximately $30 million to $42 million. The Company also has payments due under the postretirement benefit plans. These plans are pay-as-you-go, and therefore not required to be funded in advance. U.S. pension expense in 2009 is expected to be $2 to $3 million higher than in 2008.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hickson U.K. Pension Plans

As of June 30, 2009 and 2008, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.4	$0.3	$0.8	$0.8
Interest cost on the projected benefit obligation	4.8	6.0	9.2	12.0
Expected return on plan assets	(4.3)	(5.2)	(8.3)	(10.5)
Recognized actuarial loss	0.4	0.8	0.9	1.6

Net periodic benefit cost	$1.3	$1.9	$2.6	$3.9

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009. As of June 30, 2009, there has been $7.2 million contributed to the U.K. pension plans. U.K. pension expense in 2009 is expected to be comparable to 2008.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At June 30, 2009 the Company had $8.2 million in Other assets and a deferred compensation liability of $10.3 million in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2008 the Company had $7.7 million in Other assets and a deferred compensation liability of $8.5 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at June 30, 2009 and December 31, 2008.

During the three months ended December 31, 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the awards. The Company has not designated the swaps as hedges under SFAS 133. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation liabilities, which are also recorded in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2009 and 2008, respectively was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008
Net income	$30.9	$33.2	$34.1	$38.9
Foreign currency translation adjustments	25.1	0.4	22.1	13.8
Net unrealized gain (loss) on derivative instruments	0.1	0.6	0.7	0.2
Pension liability adjustment	1.1	1.1	2.3	2.3

Total other comprehensive income	26.3	2.1	25.1	16.3

Comprehensive income	$57.2	$35.3	$59.2	$55.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2009	2008	2009	2008
Sales:
Treatment Products:
HTH Water Products	$202.5	$191.6	$305.2	$289.4
Personal Care and Industrial Biocides	73.5	87.6	141.6	168.0
Wood Protection and Industrial Coatings	99.9	132.2	178.1	247.6

Total Treatment Products	375.9	411.4	624.9	705.0
Performance Products:
Performance Urethanes	34.3	52.8	75.3	101.8
Hydrazine	4.0	5.4	7.7	9.9

Total Performance Products	38.3	58.2	83.0	111.7

Total Sales	$414.2	$469.6	$707.9	$816.7

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Treatment Products:
HTH Water Products	$45.9	$43.4	$55.6	$49.4
Personal Care and Industrial Biocides	7.8	16.0	19.1	31.9
Wood Protection and Industrial Coatings	0.4	4.0	(6.0)	3.7

Total Treatment Products	54.1	63.4	68.7	85.0
Performance Products:
Performance Urethanes	0.9	(2.0)	2.9	(2.3)
Hydrazine	0.5	0.2	1.2	0.2

Total Performance Products	1.4	(1.8)	4.1	(2.1)
Corporate Unallocated	(5.4)	(5.9)	(13.6)	(15.0)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	50.1	55.7	59.2	67.9
Equity in Earnings of Affiliated Companies	(0.1)	—	(0.2)	(0.1)

Total Operating Income	50.0	55.7	59.0	67.8
Interest expense, net	(2.4)	(2.7)	(6.3)	(6.0)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$47.6	$53.0	$52.7	$61.8

Capital Spending:
Treatment Products:
HTH Water Products	$1.7	$1.0	$3.6	$2.8
Personal Care and Industrial Biocides	0.2	8.6	2.9	15.0
Wood Protection and Industrial Coatings	1.5	2.6	3.3	5.4

Total Treatment Products	3.4	12.2	9.8	23.2
Performance Products:
Performance Urethanes	0.5	0.4	1.1	1.3
Hydrazine	0.1	0.1	0.2	0.2

Total Performance Products	0.6	0.5	1.3	1.5

Total Capital Spending	$4.0	$12.7	$11.1	$24.7

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

In May 2005, the U.S. Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The net cash proceeds related to the ruling are expected to be approximately $11 million. The DOC’s determination was appealed to the Court of International Trade which has delayed the processing of the full refund the Company was expecting to receive. On July 13, 2009, the Court of International Trade issued its decision which requires the DOC to review additional information and revise the rate accordingly. Based on this decision, the revised rate could be favorable to the Company by up to $4 million. The timing and outcome of the final ruling is uncertain. However, the Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The DOC has determined that the final rate for the Company’s supplier for this period should be reduced from 76% to less than 1%. As a result, the Company recorded a net pre-tax benefit of $12.7 million in the third quarter of 2008 (which included $1.2 million of interest income). An appeal is pending with the Court of International Trade contesting the DOC’s determination. The appeal is delaying the cash refund of the duty to the Company and may change the duty rate for this review period. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

Based upon the final determination for the period of June 1, 2006 through May 31, 2007, the Company is currently paying cash deposits for future imports at a rate of approximately 1%.

An administrative review is also being performed in order to determine the final rate for the period of June 1, 2007 to May 31, 2008. The DOC has preliminarily determined that the duty rate for the Company’s supplier for this period should be reduced to 3%. During this period, the Company paid duty rates of 76% for part of the period and 20% for the remainder of the period. Upon conclusion of its review, the DOC is expected to publish its final determination by December 2009, at which time the Company would recognize the benefit. The Company’s estimate of the impact of the DOC’s final rate, which it expects to be higher than the 3% preliminary rate, is estimated to be approximately $1 million. Upon publication of the final determination, the Company will begin paying cash deposits for future imports at the final published rate, which will represent the new estimated rate for future periods.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. At the end of 2008, the plaintiff claimed that about 490 boats had manifested the problem, and that it had expended €3.6 million (approximately $5.0 million) to repair 425 of those boats. There is no trial date set for this case, and a court-appointed expert is in the process of determining the technical cause of the problem, as well as the extent of the damages. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. At June 30, 2009, ACF had €0.8 million (approximately $1.0 million) accrued for this matter. The Company believes the high end of the range of possible outcomes is €3.6 million (approximately $5.0 million). However, it is possible that the high end of the range could ultimately increase or decrease based upon the findings of the court-appointed expert. Due to the multiple variables involved in the case (i.e. the uncertainty surrounding the number of boats which were damaged, the costs to repair the damages, the cause of the alleged damage, the Company’s responsibility for the alleged costs of repair), it is currently not possible to make an estimate of any amount above the amount of the current stated claim. An unfavorable outcome related to this matter could have a material impact on the Company’s results of operations and cash flows.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.5 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisition of Hickson, the Company acquired certain environmental exposures and potential liabilities of current and past operation sites which have been accrued for in the accompanying condensed consolidated financial statements. In connection with the acquisition of Koppers Arch Wood Protection (Aust) Pty Ltd., the Company acquired certain environmental contingencies at current operating sites.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the three and six months ended June 30, 2009.

14. Income Taxes

The total amount of unrecognized tax benefits at June 30, 2009 was $11.8 million compared to $12.6 million at December 31, 2008. The principal reason for the change was a decrease in unrecognized tax benefits as a result of the completion of the examination of the Company’s tax returns in certain taxing jurisdictions. The unrecognized tax benefits of $11.8 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $1.5 million of the remaining $11.8 million of unrecognized tax benefits prior to June 30, 2010, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

The Company is currently preparing the federal income tax return for 2008, which will be open to possible examination and adjustment when filed. The tax years 2004 through 2008 remain open to examination in both the U.K. and Italy, which are major taxing jurisdictions where the Company is subject to foreign taxes.

The Company’s estimated annual effective tax rate reflects the tax benefit from our U.K financing structure. During July 2009 tax legislation was enacted in the U.K. which could limit the tax benefit of the Company’s U.K. financing structure, thereby increasing the Company’s future effective tax rate beginning in 2011 and may impact previously recorded deferred tax assets.

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

Sales for Advantis for the three and six months ended June 30, 2008 were $22.3 million and $32.5 million, respectively. Operating income for Advantis for the three and six months ended June 30, 2008 was $2.8 million and $1.6 million, respectively. The impact of any revenue or cost synergies that may result from the acquisition are not reflected in the prior year results.

16. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 for all financial instruments and for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted SFAS 157 for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2009, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. The SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Derivatives

The Company has foreign currency forward contracts, cross-currency swaps, interest rate swaps and equity total return swaps recorded at fair value. The fair value for the foreign currency forward contracts uses prices from active over-the-counter markets. The cross-currency swap agreements are valued using models which are based on market observable inputs, including foreign currency spot rates. The interest rate swap agreements are valued using models which are based on market observable inputs, including yield curves. The Company’s equity total return swap agreements are also valued using models which are based on market observable inputs. All derivatives are included in Level 2.

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis and that are subject to the disclosure requirements of SFAS 157 at June 30, 2009:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust which are recorded at fair value	$8.2	$—	$—	$8.2
Derivatives	—	0.7	—	0.7

Total Assets	$8.2	$0.7	$—	$8.9

Liabilities
Deferred Compensation	$10.3	$—	$—	$10.3
Derivatives	—	3.0	—	3.0

Total Liabilities	$10.3	$3.0	$—	$13.3

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

17. Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of the Company’s borrowings under its credit facility approximates book value due to the fact that the borrowings’ floating interest rates reset every one to six months. The fair value of the borrowings under the unsecured $100.0 million credit agreement approximates book value as the borrowings’ floating interest rates reset monthly. The fair value of the Company’s short-term borrowings approximates the book value due to the floating interest rate terms and the short maturity of the instruments.

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

Overall economic conditions for our wood protection and industrial coatings businesses were depressed in 2008 and have persisted throughout the first half of 2009. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty, fueled by weak consumer credit markets and lagging consumer confidence as a result of volatile and often erratic financial markets. All of these factors have negatively impacted consumer demand for furniture as well as decreased demand for lumber and other construction materials. This has put pressure on the operating results and cash flows of these businesses. If the wood protection and industrial coatings businesses results were to continue to decline further and if there is no recovery over the next several years, the earnings and the cash flows for these businesses may be significantly impacted which could impair certain long-lived assets for these businesses.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2009	2008	2009	2008
Sales	$414.2	$469.6	$707.9	$816.7

Gross margin	$131.7	$136.7	$220.3	$230.4
Selling and administration	75.8	74.6	150.1	150.7
Research and development	5.9	6.4	11.2	11.9
Interest expense, net	2.4	2.7	6.3	6.0
Equity in earnings of affiliated companies	0.1	—	0.2	0.1
Income tax expense	16.8	19.8	18.8	23.0

Net Income	$30.9	$33.2	$34.1	$38.9

Diluted income per common share – continuing operations	$1.23	$1.33	$1.36	$1.56

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended June 30, 2009 Compared to 2008

Sales decreased $55.4 million or 12 percent. Excluding the impact of the acquisition of the water treatment chemicals business of Advantis (“Advantis”), $23.2 million or five percent, sales decreased $78.6 million, or 17 percent, as lower volumes (16 percent) and unfavorable foreign exchange (five percent) were partially offset by favorable pricing (four percent). The lower volumes were across all businesses as unfavorable weather patterns in North America impacted the HTH water products business and the continued depressed economy impacted the remaining businesses. The higher pricing was principally driven by the HTH water products business.

Gross margin percentage was 31.8% and 29.1% for 2009 and 2008, respectively. The margin improvement was principally due to improved pricing in the HTH water products business, which more than offset higher raw material costs for that business. Additionally, reduced raw material costs in the performance urethanes business more than offset lower pricing.

Selling and administration expenses as a percentage of sales were 18.3% in 2009 and 15.9% in 2008. The increase in Selling and administration expenses as a percentage of sales in 2009 was due to lower sales volumes. Selling and administration expenses increased $1.2 million from 2008 as increased selling and administration expenses due to the Advantis acquisition, increased compensation-related expense in 2008, as a result of the mark-to-market impact of the Company’s lower stock price on its performance-based stock awards and deferred compensation plans during the three months ended June 30, 2008, and higher U.S. pension expense were partially offset by favorable foreign exchange.

Research and development decreased $0.5 million from 2008 due to favorable foreign exchange.

Interest expense, net, decreased $0.3 million as higher net debt during the period, due to the acquisition of Advantis, was more than offset by the lower cost of borrowings.

The tax rate on income from continuing operations for the three months ended June 30, 2009 and 2008 was 35.2% and 37.4%, respectively. The 2009 tax rate was lower than the 2008 tax rate due to the fact that during the three months ended June 30, 2009, the Company recorded a $1.3 million income tax benefit for additional tax deductions in conjunction with the completion of the examination of certain tax returns. The 2009 full-year effective tax rate is estimated to be in the range of 34% to 35%.

Six Months Ended June 30, 2009 Compared to 2008

Sales decreased $108.8 million or 13 percent. Excluding the impact of the acquisition of the water treatment chemicals business of Advantis (“Advantis”), $32.1 million or four percent, sales decreased $140.9 million, or 17 percent, as lower volumes (15 percent) and unfavorable foreign exchange (six percent) were partially offset by favorable pricing (four percent). The lower volumes were across all businesses as unfavorable weather patterns in North America impacted the HTH water products business and the continued downturn in the economy impacted the remaining businesses. The higher pricing was principally driven by the HTH water products business.

Gross margin percentage was 31.1% and 28.2% for 2009 and 2008, respectively. The margin improvement was principally due to improved pricing in the HTH water products business, which offset higher raw material costs for that business. Additionally, reduced raw material costs in the performance urethanes business more than offset lower pricing.

Selling and administration expenses as a percentage of sales were 21.2% in 2009 and 18.5% in 2008. The increase in Selling and administration expenses as a percentage of sales in 2009 was due to lower sales volumes. Selling and administration expenses decreased $0.6 million from 2008 as favorable foreign exchange and lower selling costs, due to the decrease in sales volumes, were partially offset by increased selling and administration expenses due to the Advantis acquisition and higher bad debt expense.

Research and development decreased $0.7 million from 2008 due to favorable foreign exchange.

Interest expense, net, increased $0.3 million as higher net debt during the period, due to the acquisition of Advantis, was partially offset by lower cost borrowings.

The tax rate on income from continuing operations for the six months ended June 30, 2009 and 2008 was 35.5% and 37.2%, respectively. The 2009 tax rate was lower than the 2008 tax rate due to the fact that during the six months ended June 30, 2009, the Company recorded a $1.3 million income tax benefit for additional tax deductions in conjunction with the completion of the examination of certain tax returns. The 2009 full-year effective tax rate is estimated to be in the range of 34% to 35%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Third Quarter and Full Year Outlook

The Company is revising its earnings forecast for the full-year 2009 as a result of lower demand, principally due to unseasonal weather patterns in North America, as well as decreased demand for biocides used in industrial applications and for performance urethanes products. The unseasonal weather patterns in the second quarter and the first half of July adversely impacted demand for the Company’s HTH water products, principally in the Northeast and Midwest U.S. and in Canada, and more than offset the favorable performance from this business in the first quarter. In addition, the Company expects further weakness for biocides used in marine paints, metalworking fluids and plastics, principally attributable to the global recession, and has adjusted its production in alignment with the lower demand. Performance urethanes operating results are also forecast to be lower than the Company’s previous guidance due to lower demand as improved pricing in the second half is expected to fully offset the significant increase in propylene raw material costs. These factors are expected to be partially offset by lower corporate unallocated expenses, interest expense and income tax expense compared to the Company’s previous guidance. Earnings per share for the full-year 2009 are now expected to be in the $1.60 to $1.80 per share range compared to the Company’s earlier guidance of $1.85 to $2.05.

Full-year sales are now expected to be approximately five to seven percent lower than 2008, as the contribution from the acquisition of Advantis and higher pricing should be more than offset by lower volumes. The Company continues to expect depreciation and amortization to be approximately $50 million and now expects capital spending to be in the $30 to $35 million range. The effective tax rate is estimated to be in the 34% to 35% range.

For the third quarter, the Company anticipates earnings per share from continuing operations to be in the $0.25 to $0.35 per share range, compared to earnings per share from continuing operations of $0.68 during the third quarter of 2008, which included a charge related to a pension settlement associated with severance recorded in 2007 of $0.03 per share. Included in the third quarter 2008 earnings was a net benefit of $0.31 per share related to a favorable antidumping ruling for the June 1, 2006 through May 31, 2007 second period of review.

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

Treatment Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Results of Operations:
Sales
HTH Water Products	$202.5	$191.6	$305.2	$289.4
Personal Care & Industrial Biocides	73.5	87.6	141.6	168.0
Wood Protection & Industrial Coatings	99.9	132.2	178.1	247.6

Total Treatment Products	$375.9	$411.4	$624.9	$705.0

Operating income (loss)
HTH Water Products	$45.9	$43.4	$55.6	$49.4
Personal Care & Industrial Biocides	7.8	16.0	19.1	31.9
Wood Protection & Industrial Coatings	0.4	4.0	(6.0)	3.7

Total Treatment Products	$54.1	$63.4	$68.7	$85.0

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended June 30, 2009 Compared to 2008

Sales decreased $35.5 million, or nine percent. Excluding the impact of the acquisition of Advantis ($23.2 million or five percent), sales decreased $58.7 million, or 14 percent, as lower volumes (15 percent) and unfavorable foreign exchange (five percent) were partially offset by improved pricing (six percent).

Operating income decreased $9.3 million as improved operating income for the HTH water products business was more than offset by lower operating results for the personal care and industrial biocides and wood protection businesses.

HTH Water Products

Sales increased $10.9 million, or six percent. Excluding the impact of the acquisition of Advantis ($23.2 million or 12 percent), sales decreased $12.3 million, or six percent. Improved pricing (11 percent) across all regions was more than offset by lower volumes (13 percent) in North America and unfavorable foreign exchange (four percent). The lower volumes in North America were due to unfavorable weather patterns, principally in the Northeast and Midwest U.S. and in Canada, which led to reduced demand for the Company’s branded products in the mass retail and professional pool dealer segments.

Operating income improved $2.5 million as higher pricing and the positive contribution from the acquisition of Advantis more than offset lower volumes, higher raw material costs and unfavorable foreign exchange.

Personal Care and Industrial Biocides

Sales decreased $14.1 million, or 16 percent, due to lower volumes. Reduced volumes in the personal care markets were caused by decreased demand for biocides used in antidandruff products, principally attributable to the global recession, as well as the strong volumes in the second quarter of 2008, partly due to timing. In addition, the Company experienced lower demand for its industrial biocides used in building products and metalworking fluids as the depressed global construction market has adversely impacted demand for building products, while the weakened automotive industry has negatively affected metalworking fluids volumes.

Operating income decreased $8.2 million as lower volumes and additional plant costs for new manufacturing facilities in China were partially offset by lower freight costs and reduced operating expenses.

Wood Protection and Industrial Coatings

Sales decreased $32.3 million, or 24 percent, as significantly lower volumes in both businesses (17 percent) due to the continued depressed economy and unfavorable foreign exchange (nine percent) were partially offset by improved pricing (two percent). In the wood protection business, lower volumes in the North America and Asia-Pacific regions for the residential and industrial sectors due to the continued depressed global construction market were partially offset by higher global prices. In the industrial coatings business, the lower volumes were attributable to poor economic conditions throughout Europe.

Operating income was $3.6 million below the prior year, principally due to the wood protection business. Lower volumes in the wood protection business were partially offset by improved pricing and the benefit from cost-reduction initiatives. In the industrial coatings business, lower volumes were offset by favorable raw material costs and the benefit from cost-reduction initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Six Months Ended June 30, 2009 Compared to 2008

Sales decreased $80.1 million or 11 percent. Excluding the impact of the acquisition of Advantis ($32.1 million or five percent), sales decreased $112.2 million or 16 percent as lower volumes (15 percent) and unfavorable foreign exchange (seven percent) were partially offset by improved pricing (six percent).

Operating income decreased $16.3 million as improved operating income for the HTH water products business was more than offset by lower operating results for the personal care and industrial biocides and wood protection and industrial coatings businesses.

HTH Water Products

Sales increased $15.8 million, or five percent. Excluding the impact of the acquisition of Advantis ($32.1 million or 11 percent), sales decreased $16.3 million, or six percent. Improved pricing (11 percent), across all regions, was more than offset by lower volumes (10 percent) and unfavorable foreign exchange (seven percent). Lower volumes, principally in North America, and, to a lesser extent, Europe, were partially offset by improved volumes in South Africa. The lower volumes in North America were due to unfavorable weather patterns, principally in the Northeast and Midwest U.S. and in Canada, which led to reduced demand for the Company’s branded products in the mass retail and professional pool dealer segments.

Operating income improved $6.2 million as higher pricing and the positive contribution from the acquisition of Advantis more than offset lower volumes, unfavorable foreign exchange and higher raw material costs.

Personal Care and Industrial Biocides

Sales decreased $26.4 million, or 16 percent, due to lower volumes. Improved pricing (two percent) was offset by unfavorable foreign exchange. The lower volumes were principally caused by decreased demand for biocides used in building products and metalworking fluids, due to the downturn in the global construction market and the depressed automotive industry. Additionally, reduced volumes in the personal care markets were caused by decreased demand for biocides used in antidandruff products principally attributable to the global recession. The improved pricing principally related to health and hygiene products.

Operating income decreased $12.8 million as lower volumes and unfavorable foreign exchange were partially offset by improved pricing and lower freight costs.

Wood Protection and Industrial Coatings

Sales decreased $69.5 million, or 28 percent, as significantly lower volumes (21 percent), due to the continued downturn in the economy, and unfavorable foreign exchange (10 percent) were partially offset by improved pricing (three percent). In the wood protection business, lower volumes across all regions for the residential and industrial sectors, due to the continued downturn in the global construction market, were partially offset by higher global prices. In the industrial coatings business, lower volumes were attributable to poor economic conditions throughout Europe.

Operating results were $9.7 million below the prior year as lower volumes for both businesses and higher raw material costs more than offset higher pricing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Results of Operations:
Sales
Performance Urethanes	$34.3	$52.8	$75.3	$101.8
Hydrazine	4.0	5.4	7.7	9.9

Total Performance Products	$38.3	$58.2	$83.0	$111.7

Operating income (loss)
Performance Urethanes	$0.9	$(2.0)	$2.9	$(2.3)
Hydrazine	0.5	0.2	1.2	0.2

Total Performance Products	$1.4	$(1.8)	$4.1	$(2.1)

Three Months Ended June 30, 2009 Compared to 2008

Sales decreased $19.9 million, or 34 percent, due to lower volumes (24 percent) and lower pricing (10 percent). Operating results improved by $3.2 million.

Performance Urethanes

Performance urethanes sales decreased $18.5 million, or 35 percent. Volumes were 24 percent lower than prior year due to the downturn in the U.S. economy. Pricing was 11 percent below the second quarter 2008 as a result of lower raw material costs. Operating results improved by $2.9 million due to improved margins from favorable raw material costs, principally propylene.

Hydrazine

Hydrazine sales were slightly lower than 2008, while operating income was comparable.

During 2009, a key supplier to our Hydrazine business filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy case, this vendor has recently filed a motion with the court to terminate all service agreements with us for our Lake Charles site. We are in the process of preparing an objection to the motion. The Company does not believe that there will be any impact on our operating results in 2009, but if our objection is not successful and we are unable to enter into new service agreements with this key supplier or arrange for alternative suppliers, there could be a material impact to this business’ operating income in the future starting in 2010.

Six Months Ended June 30, 2009 Compared to 2008

Sales decreased $28.7 million, or 26 percent, due to lower volumes (14 percent) and lower pricing (12 percent). Operating results improved by $6.2 million.

Performance Urethanes

Performance urethanes sales decreased $26.5 million, or 26 percent. Pricing was 13 percent lower than 2008 in the polyol and glycol markets resulting from declining raw material costs. Volumes were also lower than prior year (13 percent) due to the downturn in the U.S. economy. Operating results improved by $5.2 million due to improved margins from favorable raw material costs, principally propylene.

Hydrazine

Hydrazine sales were lower than 2008 as hydrate sales decreased due to the downturn in the economy. Operating income was comparable to 2008.

Corporate Expenses (Unallocated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Results of Operations:
Unallocated Corporate Expenses	$(5.4)	$(5.9)	$(13.6)	$(15.0)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended June 30, 2009 Compared to 2008

Unallocated corporate expenses were comparable to 2008, as favorable foreign exchange associated with certain dollar-denominated loans of the Company’s foreign subsidiaries was offset by higher compensation-related expense. 2008 included lower compensation-related expense as a result of the mark-to-market impact of the lower stock price during the second quarter of 2008 on the Company’s performance-based stock awards and deferred compensation plans.

Six Months Ended June 30, 2009 Compared to 2008

Unallocated corporate expenses were lower than prior year as favorable foreign exchange associated with certain dollar-denominated loans of the Company’s foreign subsidiaries, lower U.K. pension expense and lower environmental remediation costs were partially offset by 2008 including lower compensation-related expense, as a result of the mark-to-market impact of the lower stock price during the first six months of 2008 on the Company’s performance-based stock awards and deferred compensation plans.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash Flow Data
Provided By (Used In):
Accounts receivable securitization program	$72.9	$74.6
Change in working capital	(50.6)	(106.5)
Net operating activities from continuing operations	80.2	34.7
Capital expenditures	(11.1)	(24.7)
Businesses acquired in purchase transaction	0.3	(0.2)
Proceeds from sale of a business	0.5	3.0
Proceeds from sale of land and property	—	0.7
Net investing activities	(10.3)	(21.2)
Debt borrowings (repayments), net	(55.4)	(26.0)
Net financing activities	(67.7)	(34.9)

Six Months Ended June 30, 2009 Compared to 2008

For the six months ended June 30, 2009, $80.2 million was provided by operating activities from continuing operations, compared to $34.7 million provided by operating activities from continuing operations during the six months ended June 30, 2008. Working capital requirements were lower in 2009 principally due to lower sales volumes and decreased incentive compensation payments under the Company’s annual and long-term incentive plans.

Accounts receivable, net, at June 30, 2009 was 12% lower than at June 30, 2008 consistent with the decline in sales volumes for the comparable periods. At June 30, 2009 our days sales outstanding (“DSO”) was 57 days as compared to 67 days at December 31, 2008 and 58 days at June 30, 2008. The improvement from the comparable period is due to the Company’s continued focus on collections and tight credit controls. The improvement from

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

year-end is the result of normal seasonal trends of the business, in particular the Company’s HTH water products business. The impact of the Company’s acquisition of Advantis was to increase DSO by one day as of June 30, 2009 and three days as of December 31, 2008. The Company continues to closely monitor its accounts receivable balances and assess the allowance for doubtful accounts. The allowance was $9.1 million at December 31, 2008 compared to $10.9 million at June 30, 2009. The increase is principally due to the effect of foreign exchange as well as several specific customers in our wood protection, industrial coatings and HTH water products businesses, none of which are material to the Company’s Accounts receivable or results of operations individually or in the aggregate.

Inventories, net at June 30, 2009 were comparable to June 30, 2008. At June 30, 2009 the Company’s inventory months on hand (“MOH”) was 3.5 compared to 4.2 at December 31, 2008 and 3.2 at June 30, 2008. The impact of the Company’s acquisition of Advantis did not significantly change the MOH for either June 30, 2009 or December 31, 2008. The increase in MOH at June 30, 2009 versus June 30, 2008 is principally due to the lower than expected sales volumes in our HTH water products business due to the unseasonal weather patterns in the second quarter of 2009, which is the peak of the business’ selling season. Many of the Company’s products are not subject to rapid obsolescence and do not have short shelf lives, but the Company continues to closely monitor its inventory balances and to assess for obsolescence. The obsolescence reserve was $10.2 million at December 31, 2008 compared to $11.9 at June 30, 2009. The increase is principally due to the impact of foreign exchange, certain unsalable equipment and non-conforming product in certain geographic locations. During the second half of 2009, the Company expects to adjust its production in alignment with the lower demand, principally for the personal care and industrial biocides business.

Capital expenditures for the first six months of 2009 were $13.6 million lower than 2008 principally due to decreased spending for the personal care and industrial biocides businesses as a result of the completion of construction of two new biocides plants in China to meet growing demand for biocides used in antidandruff products and marine antifouling paints. Capital expenditures for 2009 are expected to be in the $30 to $35 million range.

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

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $15.8 million of which had been received as of June 30, 2009. The balance is included in Accounts receivable, net ($0.7 million) and Other assets ($0.7 million) in the Condensed Consolidated Balance Sheet. For additional information see Note 6 of Notes to Condensed Consolidated Financial Statements.

Proceeds from sale of land and property in 2008 represents land sold in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule at two U.K. manufacturing locations and begin sourcing from third-party suppliers.

Debt repayments, net of borrowings, were $29.4 million higher during the six months ended June 30, 2009 than during the six months ended June 30, 2008 due to lower working capital requirements during the first six months of 2009. In March 2009, the Company used its unsecured $350.0 million senior revolving credit facility (“credit facility”) to pay off $62.0 million of Series B notes which came due.

On June 15, 2009, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $10.0 million in 2009 compared to $9.9 million in 2008.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5. At June 30, 2009 the Company’s quarterly leverage ratio, as defined in the credit facility agreement, was 1.9. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At June 30, 2009 the Company’s interest coverage ratio, as defined in the credit facility agreement,

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

was 9.9. The Company was in compliance with both of these covenants throughout the six months ended June 30, 2009. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $88.1 million at June 30, 2009. The facility fees can range from 0.1% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At June 30, 2009, the Company had $184.8 million of available borrowings under the credit facility.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement with a number of banks, which matures in June 2011. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios. The entire $100.0 million was drawn at closing and remained outstanding at June 30, 2009. The agreement provides for quarterly amortization of principal equal to five percent of the original principal amount of the term loan beginning September 30, 2009. Therefore $20.0 million of the outstanding balance was current at June 30, 2009 and included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At June 30, 2009 the Company’s quarterly leverage ratio, as defined by the agreement, was 1.9 and the Company’s interest coverage ratio, as defined by the agreement, was 9.9. The Company has been in compliance with both of these covenants since the inception of the credit agreement. Additionally, consistent with the credit facility, this agreement restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At June 30, 2009, restricted payments were limited to $88.1 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. (“Sun Trust”), the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At June 30, 2009, the Company, through ACRC, sold $72.9 million of participation interests in $114.9 million of accounts receivable. At December 31, 2008, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. In connection with the securitization program, SunTrust has entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable annually. The current commitment expired on July 9, 2009. During July 2009 this commitment was extended until October 2009. The Company expects to extend this commitment to July 2010 or replace the program. The Company expects to be successful in doing so, but does not currently expect to use the securitization program during the fourth quarter of 2009. See Note 4 of Notes to Condensed Consolidated Financial Statements.

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20.0 million. The swaps effectively convert the LIBOR based variable rate interest on $20.0 million of debt outstanding under the credit facility to a fixed rate of 2.72%. The counterparties to the swap agreements are major financial institutions. The agreements expire in June 2010. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), the Company has designated the swap agreements as cash flow hedges of the risk of variability in future interest payments attributable to changes in the LIBOR rate. See Note 9 of Notes to Condensed Consolidated Financial Statements.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30.0 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. In accordance with SFAS 133, the Company has designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

At June 30, 2009 the Company had $31.1 million of outstanding letters of credit, $5.2 million of which reduced availability under the Company’s credit facility. Additionally, at June 30, 2009, the Company had $2.1 million of outstanding letters of guarantee.

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

The recent turmoil in the global economy has impacted the operating performance of the Company’s business units towards the end of 2008 and throughout 2009. In addition, the decline in housing related activity in 2008 and 2009 has also impacted the operating performance of the Company’s industrial coatings and wood protection businesses. As a result, the estimated fair values have decreased for some of the Company’s reporting units, in particular the industrial coatings and wood protection reporting units, and the assets of such reporting units. If these conditions were to continue to decline or persist at current depressed levels throughout the next several years, the following assets could become impaired: Goodwill for the wood protection business of $43.3 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) for the industrial coatings and wood protection businesses of $62.9 million and $59.4 million, respectively. Additionally, the Company’s performance urethanes business has a significant contract that is expiring at the end of 2009. If the performance urethanes business is unsuccessful with new product offerings and /or earnings and/or cash flows were to fall below current expectations, the following assets could become impaired: Goodwill of $4.4 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $15.8 million.

The Company is in the process of evaluating all strategic options for the industrial coatings business, including the potential disposition, restructuring and / or change to the current distribution methods. The Company continues to evaluate all options and has currently not committed to any option. If the Company were to sell the business, it does not believe that there would be a material gain or loss on the disposition. If the Company were to restructure or change the distribution method of the business, it could have a material effect on the Company’s results of operations or cash flows, but believes that this is unlikely.

In conjunction with the strategic review of the Company’s U.S. benefit plans and a final assessment of its funding options under the new U.S. pension legislation, in 2007 the Company concluded that it would accelerate the funding of its U.S. pension plan to meet the legislated full funding phase-in thresholds for 2008 and beyond. In light of the dramatic decline in the U.S. qualified plan’s assets in 2008, the Company is evaluating its current funding options. The final determination will not be made until September 2009 and will take into consideration a number of factors including changes in legislation and the macro-economic environment. While the Company is not required to make any contributions in 2009 to meet the minimum funding requirements, the range of U.S. contributions that the Company expects to consider in 2009 is an estimate of approximately $30 to $42 million. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009.

On July 23, 2009, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on September 11, 2009 to shareholders of record at the close of business on August 11, 2009.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the accounting policies used. Certain accounting policies require that estimates and assumptions be made by management for use in the preparation of the financial statements. Critical accounting policies are those that are central to the presentation of the Company’s financial condition and results and that require subjective or complex estimates by management. The Company has updated its disclosure regarding Goodwill and Other Intangible Assets in reference to the fourth quarter 2008 impairment charge. For further information regarding the Company’s other critical accounting policies, see the Company’s Form 10-K for the year ended December 31, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Goodwill and Other Intangible Assets

The Company is including the following additional information regarding the Company’s fourth quarter 2008 goodwill impairment charge:

Background Information:

The industrial coatings business was negatively impacted by the decline in the local furniture maker market in several of the major European economies as a result of the shift of manufacturing to countries with low-cost production. The Company’s industrial coatings business is principally concentrated in Europe, unlike our other businesses that are more geographically diversified. The industrial coatings business, to a greater extent, was also being impacted by competitive activities within Europe, principally in Italy (the business’ largest sales region), as competitors attempted to gain market share, in particular, one competitor began recruiting and hiring several of the Company’s employees, agents and distributors. In response to these activities, the business was unable to maintain profitability in the face of rising raw material prices. As a result, the business began to see declines in sales volumes and overall margins. The Company’s industrial coatings export business took advantage of its strong positions in growing markets in Russia and Eastern Europe to offset some of the shortfalls in volumes in the other regions. Consequently, the operating income for the business declined from approximately $7 million in 2003 to slightly positive for 2007 and 2008. Additionally, the industrial coatings cash flows had declined from $9 million in 2003 to $6 million in 2008.

When the Company performed its annual goodwill impairment test during January 2008, it considered the factors above and concluded that the goodwill of its industrial coatings business was not impaired. Assumptions underlying this conclusion included expected volume growth driven by geographic expansion and market growth supported by new product introductions and price increases in order to achieve profit improvement.

The rapid deterioration of the global economy during the fourth quarter of 2008, which could not be foreseen in January 2008, significantly compounded the existing adverse factors identified above, and was the principal reason for the interim test. This economic slowdown intensified throughout the fourth quarter of 2008 as weakness spread to the broader worldwide economy, negatively impacting many of our customers in the industrial coatings business and our expectations of a recovery in these markets. At this point, the business began seeing volumes decline 20% to 40% from the prior year levels and that the industrial coatings market was going to continue to contract through most of 2009 and that there would be a slow recovery. The United Kingdom was also adversely impacted by the weakening of the British Pound versus the Euro, since it purchases much of its materials in Euros. Due to the competitive environment, the Company was not able to pass along price increases to offset the foreign exchange impact on the cost of imported materials. As a result, the Company’s projected future cash flows (for 2009 and beyond) were adversely impacted and were significantly lower in December 2008 than the projections used in the Company’s January 2008 annual impairment review.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity, which include estimating a reporting unit’s discounted cash flows, selecting a discount rate and long-term growth assumptions. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin, operating expenses, working capital fluctuations, capital expenditures and cash flows, all of which are based on the Company’s annual strategic business plan or other forecasted results. The Company’s historical annual cash flow projections, on average, have been consistent with actual cash flows. The Company uses the prevailing foreign exchange rates at the time of the forecast for all years included in the projections. The discount rate is based on the weighted average cost of capital for each of the reporting units. The long-term terminal growth assumptions reflect our current long-term view of each business. Additionally, the allocation of the estimated fair value of the Company’s reporting units to the estimated fair value of their net assets also involves the use of significant assumptions, estimates and judgments. Both the estimates of the fair value of the Company’s reporting units and the allocation of the estimated fair value of the reporting units to their net assets are based on the best information available to the Company’s management as of the date of the assessment. As part of the impairment review process, the Company compares the value of the Company’s reporting units, which is derived from the discounted cash flows, to the Company’s market capitalization. At the end of 2008, the Company’s market capitalization had not declined, and was not a factor for the interim impairment test.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Change in Assumptions from the annual impairment review to the interim impairment review:

The material change in assumptions from the January 2008 annual impairment test to the December 2008 interim impairment test was principally related to projected lower volumes for the business in 2010 through 2012, and to a lesser extent, lower margins. Due to the aforementioned items, the Company reduced its base volume assumptions as well as the estimated volume growth in its projections for 2010 through 2012, as the Company no longer expected the magnitude and pace of the growth and recovery of profitability that was anticipated earlier driven by geographic expansion and new product introductions. To the contrary, in the fourth quarter of 2008, the Company believed that the industrial coatings market was going to continue to contract through most of 2009 and that there would be a slow recovery. Additionally, price increases to achieve profit improvement and to offset rising raw material costs, were lower due to the competitive pressures. Although the industrial coatings business saw increased competitive activities during the fourth quarter of 2008, the change in forecasted cash flows was not due to the business losing any major customers and the Company does not believe that it has seen a reduction to its percentage of market share. The projected lower volumes for the business were mainly the result of an overall contraction of the market.

Although the industrial coatings business’ 2008 cash flows were consistent with original projections, the Company’s December 2008 projections of future cash flows were significantly lower than the projections used in the Company’s January 2008 annual impairment review for 2009 and beyond, as a result of this rapid deterioration of the global economy in the fourth quarter of 2008. The assumption of lower volumes and lower margins significantly impacted the estimated future cash flows of the business. The Company’s January 2008 impairment test estimated cash flows of approximately $5 million in 2008 increasing to approximately $9 to $10 million annually in future years. The December 2008 projected cash flows decreased from approximately $5 million in 2008 to slightly positive in 2010, $1 million in 2011 and recovering to approximately $4 to $5 million annually thereafter, which, after considering the change in the discount rate, resulted in a decrease of the net present value for the cash flows of approximately $70 million. The Company adjusted the discount rate from 8.8% in the January 2008 test to 9.2% in December 2008 in order to reflect current market risks. Approximately $10 million of the decrease in estimated fair value of the business is due to the change in discount rate. The Company has kept its long-term growth rate consistent in both calculations at 3.3%, based on our long-term assessment of the market subsequent to 2012.

Fourth Quarter 2008 Interim Impairment Assessment:

As a result of the update to the Company’s financial forecast, due to the aforementioned items and in connection with the 2008 year-end review of our accounts, the Company conducted an interim SFAS 142 impairment review using a combination of valuation methodologies, including a discounted cash flow model. Such review indicated that there was an impairment on the goodwill of the industrial coatings business. As the updated estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit, the Company performed Step 2 of the SFAS 142 impairment test. Based upon an analysis of fair value, the Company recorded a non-cash goodwill impairment charge of $24.6 million, which eliminated the remaining carrying amount of goodwill related to the industrial coatings business acquired in conjunction with the Company’s acquisition of Hickson International PLC in August of 2000.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”) and SFAS No.167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standards will also require a number of new disclosures. SFAS 166 and SFAS 167 will be effective for the Company on January 1, 2010. The Company is currently evaluating the impact of the adoption of the pronouncements, if any.

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

Foreign Currency Risk

At June 30, 2009 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $19.4 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $9.3 million. Additionally, during June 2009 the Company entered into a cross-currency swap agreement with a notional value of $2.0 million.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2 million to $3 million related to the unhedged portion. Any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of SFAS 133 may cause increased volatility in the Company’s results of operations in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s foreign currency forward contracts and its cross-currency swap agreements.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the company’s rolling twelve-month copper requirements. At June 30, 2009, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid or resins would decrease the Company’s annual results of operations and annual cash flows between $2 million to $3 million. Holding other variables constant, a 10 percent adverse change in the price of either propylene, copper, or natural gas would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, as of June 30, 2009, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Item 1A (Risk Factors) of the Company’s Form 10-K for the quarter ended December 31, 2008 contains a section entitled “We are subject to liquidity risks.” Such section is revised and updated to read in its entirety as follows:

We are subject to liquidity risks.

We borrow under our $350 million revolving credit facility regularly. When we borrow under this facility, we are required to certify that certain representations and warranties are true. We also must comply with covenants including certain financial ratios. If we are not able to make a representation or fail to comply with a covenant, we may not be able to borrow under the facility. There can be no assurance that we would be successful in our efforts to modify or waive the financial covenants under the agreement or secure other financing. If we were unable to do so, we could experience liquidity difficulties which would have a material adverse effect on our financial position and results of operations. In connection with our accounts receivable securitization program, SunTrust Bank has entered into a Liquidity Agreement with Three Pillars Funding LLC to support its purchases of our accounts receivable. This liquidity agreement expires in early October 2009. While we expect to replace or extend the current receivables arrangement, there can be no assurances that it will be successful. If we are unable to replace or extend the current program, the diversity of our liquidity options will diminish which may make us more susceptible to a reduction in our available liquidity.

In addition, recent volatile and uncertain market conditions have adversely affected the availability of credit generally. This contraction could potentially reduce the sources of our future liquidity. This could, among other things, limit our ability to make future acquisitions, significant capital expenditures or respond to unanticipated cash needs.

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 contains a section entitled “We may need to build manufacturing facilities in lower-cost or developing countries to remain competitive in our industry. Also, our customers or markets may migrate to lower-cost countries where we do not have a presence.” Such section is revised and updated to read in its entirety as follows:

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

In connection with the shift to countries with low-cost production, our customers or the markets for our products may shift to these countries where we may not have a sufficient presence. For example, our coatings business has been negatively impacted by the decline of the local furniture maker market in several major European economies as a result of such a shift. This has been one factor, among a variety of others, including competitive pressures that led to a decrease in operating results for the industrial coatings business from operating income of approximately $7 million in 2003 to slightly positive in 2007 and 2008. Despite the market shift and increased competitive pressures, capital spending for the business has not changed significantly over the past five years and we not foresee a significant change to capital spending in the future.

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 contains a section entitled “Our base of customers for our Treatment Products segment is concentrated, and the loss of business from a major customer could have a material adverse effect on us. In addition, contract manufacturing is significant to our Performance Products segment.” Such section is revised and updated to read in its entirety as follows:

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

Our Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The operating results are expected to decrease by approximately $12 million after December 31, 2009 due to the anticipated reductions in contract manufacturing. We believe that our pipeline of new product offerings should mitigate a portion of this impact. However, if we are unable to replace the expiring contract manufacturing with other profitable arrangements or mitigate with new product offerings, the operating income of the Performance Products segment, and perhaps the Company as a whole, could be materially reduced. Additionally, the performance urethanes business’ Long-lived assets (exclusive of Goodwill and Other assets) and Goodwill, $15.8 million and $4.4 million, respectively, at June 30, 2009, could become impaired.

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 contains a section entitled “An increase in the cost of our purchased raw materials and energy would lead to higher cost of goods sold, thereby reducing our operating margins.” Such section is revised and updated to read in its entirety as follows:

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

In addition, we purchase energy and, in some cases, raw materials and site services, from third parties at our manufacturing plants which are located on sites that we share with such third parties. For example, we share our Charleston, Tennessee site with Olin and we share our Lake Charles, Louisiana site with Lyondell Chemical Company (“Lyondell”). If these other companies shut down their operations at these shared sites, it may significantly increase our costs to operate at these sites and make it difficult for us to obtain the necessary energy, services or raw materials and, in the worst case, cause us to have to suspend or abandon production at these facilities. Under agreements with these third parties, we may have to pay some of the site’s shut down costs which might be significant.

During 2009, Lyondell, a key supplier to our Hydrazine business filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy case, this vendor has recently filed a motion with the court to terminate all service agreements with us for our Lake Charles site. We are in the process of preparing an objection to the motion. Additionally, we are currently negotiating with the vendor in an attempt to enter into new service agreements which would allow our Lake Charles operation to continue the services for an extended period or at least to give the operation enough time to obtain the ability to perform such services for itself. If our objection is not successful and we are unable to enter into new service agreements with Lyondell or arrange for alternative suppliers, there could be a material impact to this business’ operating income in the future starting in 2010. We do not believe that there will be any impact on our operating results in 2009, although there may be higher capital expenditures in 2009, which we are currently evaluating, in order for us to be able to perform the services which are currently being performed by the vendor. In addition, the Long-lived assets (exclusive of Other assets), related to this business of $4.0 million at June 30, 2009, could become impaired. There is no Goodwill associated with this business.

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

Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 contains a section entitled “We are subject to risks related to our international operations, including exchange rate fluctuations, which could adversely affect our business, financial condition, results of operations and cash flows.” Such section is revised and updated to read in its entirety as follows:

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

•

local legal and regulatory requirements, including those relating to the European Biocidal Products Directive, which requires biocide manufacturers, including the Company, to re-register their biocidal products for sale in the European Union (“EU”) and the EU’s Registration, Evaluation and Authorization of Chemical Substances regulations (“REACH”);

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

Our effective tax rate has historically been reduced due to a tax benefit related to our U.K. financing structure. Recently enacted U.K. legislation could limit the tax benefit of this structure, thereby increasing our future effective tax rate. In addition, if the operating results of our U.K. operations fall below our current expectations, we have certain deferred tax assets related to its U.K. operations that may no longer be likely to be realized. Therefore, we may be required to record a valuation allowance against such assets, which totaled $45.1 million at June 30, 2009.

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

The Company held its Annual Meeting of Shareholders on April 30, 2009. Of the 25,040,860 shares of common stock entitled to vote at such meeting, at least 23,639,889 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors William A. Powell, Daniel S. Sanders and Janice J. Teal as Class I directors with terms expiring in 2012. Votes cast for and votes withheld in the election of Directors were as follows:

	FOR	WITHHELD
William H. Powell	18,413,474	5,463,405
Daniel S. Sanders	18,292,307	5,584,572
Janice J. Teal	22,529,287	1,347,592

There were no abstentions and 1,163,980 broker non-votes.

The Company’s 2009 Long Term Incentive Plan was also submitted to the shareholders for approval at the meeting. The vote on the proposal to approve this plan was as follows: 20,695,195 shares voted for, 1,818,037 shares voted against and 60,227 shares abstained. There were 2,467,401 broker non-votes. The plan was approved.

The shareholders also ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for 2009. Voting for the resolution ratifying the appointment were 23,623,303 shares. Voting against were 225,392 shares. Abstaining were 28,184 shares. There were 1,163,980 broker non-votes.

Item 6.	Exhibits

Exhibit No.	Description

4.	Schedule 2.01 to Credit Agreement, dated as of February 13, 2009, among Arch Chemicals, Inc., the Lenders Party Thereto, Bank of America, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, Banc of America Securities LLC and Greenwich Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers.

10.1	Amendment No. 3 to Receivables Sale Agreement, dated as of July 9, 2009, among Arch Chemicals, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P. and Arch Chemicals Receivables Corp.

10.2	Amendment No. 3 to Receivables Purchase Agreement, dated as of July 9, 2009, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Three Pillars Funding LLC and SunTrust Robinson Humphrey, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

Dated: August 3, 2009	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

4	Schedule 2.01 to Credit Agreement, dated as of February 13, 2009, among Arch Chemicals, Inc., the Lenders Party Thereto, Bank of America, N.A., as Administrative Agent, RBS Citizens, N.A., as Syndication Agent, Banc of America Securities LLC and Greenwich Capital Markets, Inc., as Joint Lead Arrangers and Joint Book Managers.

10.1	Amendment No. 3 to Receivables Sale Agreement, dated as of July 9, 2009, among Arch Chemicals, Inc., Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P. and Arch Chemicals Receivables Corp.

10.2	Amendment No. 3 to Receivables Purchase Agreement, dated as of July 9, 2009, among Arch Chemicals Receivables Corp., Arch Chemicals, Inc., Three Pillars Funding LLC and SunTrust Robinson Humphrey, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-15(e) and 15d-15(c).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.