Form 10-Q
period 2009-09-30
ARCH CHEMICALS INC
filed 2009-11-04
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $1 par value per share	25,051,370 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52.1	$50.8
Restricted cash	2.2	—
Accounts receivable, net	162.5	184.2
Short-term investment	24.1	56.0
Inventories, net	214.1	216.1
Other current assets	20.3	19.6

Total current assets	475.3	526.7
Investments and advances - affiliated companies at equity	1.7	1.5
Property, plant and equipment, net	214.0	212.2
Goodwill	205.2	199.6
Other intangibles	183.3	183.0
Other assets	99.6	109.4

Total assets	$1,179.1	$1,232.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$20.3	$18.5
Current portion of long-term debt	21.1	—
Accounts payable	148.5	180.1
Accrued liabilities	95.9	75.9

Total current liabilities	285.8	274.5
Long-term debt	216.5	314.5
Other liabilities	247.6	281.5

Total liabilities	749.9	870.5
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 25.0 shares issued and outstanding (24.8 in 2008)	25.0	24.8
Additional paid-in capital	460.3	457.2
Retained earnings	93.5	64.1
Accumulated other comprehensive loss	(149.6)	(184.2)

Total shareholders’ equity	429.2	361.9

Total liabilities and shareholders’ equity	$1,179.1	$1,232.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$350.5	$367.9	$1,058.4	$1,184.6
Cost of goods sold	250.1	258.7	737.7	845.0
Selling and administration	73.6	74.9	223.7	225.6
Research and development	5.5	5.1	16.7	17.0
Restructuring and other expense	1.1	1.3	1.1	1.3
Interest expense	3.2	2.8	10.2	9.7
Interest income	0.4	1.6	1.1	2.5

Income from continuing operations before equity in earnings of affiliated companies and taxes	17.4	26.7	70.1	88.5
Equity in earnings of affiliated companies	0.2	0.1	0.4	0.2
Income tax expense	7.3	9.8	26.1	32.8

Net income	$10.3	$17.0	$44.4	$55.9

Basic income per common share	$0.41	$0.68	$1.78	$2.25

Diluted income per common share	$0.41	$0.68	$1.77	$2.24

Weighted average common shares outstanding:
Basic	25.0	24.8	24.9	24.8

Diluted	25.1	25.0	25.0	25.0

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$44.4	$55.9
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Equity in earnings of affiliates	(0.4)	(0.2)
Depreciation and amortization	35.0	33.7
Deferred taxes	13.0	12.9
Restructuring payments	(0.1)	(0.7)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	40.0	—
Receivables	28.6	(12.5)
Inventories	14.9	2.3
Other current assets	0.3	0.7
Accounts payable and accrued liabilities	(26.1)	(34.9)
Noncurrent liabilities	(32.0)	(8.2)
Other operating activities	1.7	(10.6)

Net operating activities	119.3	38.4

Investing activities
Capital expenditures	(20.1)	(41.3)
Businesses acquired in purchase transaction	0.3	(0.2)
Proceeds from sale of a business	0.5	3.7
Proceeds from sale of land and property	—	0.7

Net investing activities	(19.3)	(37.1)

Financing activities
Long-term debt borrowings	197.5	60.0
Long-term debt repayments	(277.4)	(58.6)
Short-term debt (repayments) borrowings, net	(1.7)	(5.1)
Dividends paid	(15.0)	(15.0)
Other financing activities	(2.4)	1.1

Net financing activities	(99.0)	(17.6)

Effect of exchange rate changes on cash and cash equivalents	0.3	0.1

Net increase (decrease) in cash and cash equivalents	1.3	(16.2)
Cash and cash equivalents, beginning of year	50.8	73.7

Cash and cash equivalents, end of period	$52.1	$57.5

Supplemental cash flow information
Income taxes, net	$2.1	$19.5

Interest paid	$12.6	$10.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Company has evaluated subsequent events through the date of the filing of this Form 10-Q. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s Treatment segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and, in particular, the HTH water products business for the three and nine months ended September 30, 2009 are not indicative of the results to be expected for the entire fiscal year. Through the HTH water products acquisitions in Latin America and South Africa, the Company has somewhat mitigated the seasonality of the business, as the seasons in the southern hemisphere are the opposite of those in the North American and European markets.

New Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105 Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standard (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles (“GAAP”) in one comprehensive set of guidance organized by subject area. The Company adopted FASB ASC 105 during the three months ended September 30, 2009 with no impact to its condensed consolidated financial statements, except for the changes related to the referencing of financial accounting standards.

In September 2006, the FASB issued updated guidance in FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”), which establishes a framework for reporting fair value and expands disclosures about fair value measurements. Effective January 1, 2009, the Company adopted the updated guidance in FASB ASC 820 for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. See Note 16 for further detail.

In December 2007, the FASB issued updated guidance in FASB ASC 805 “Business Combinations” (formerly

SFAS No. 141(R), “Business Combinations”) and FASB ASC 810 “Consolidations” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”). The updated guidance in FASB ASC 805 and FASB ASC 810 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The updated guidance was adopted by the Company on January 1, 2009. Such adoption did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2009. The Company expects that the updated guidance in FASB ASC 805 will have an impact on the Company’s future consolidated financial statements, although the nature and magnitude of the impact will depend upon the terms of the Company’s future business combinations.

In June 2008, the FASB issued updated guidance in FASB ASC 260 “Earnings per Share” (formerly FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). The Company adopted the updated guidance in FASB ASC 260 on January 1, 2009 and it did not have any impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued updated guidance in FASB ASC 855 “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”). This updated guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ASC 855 provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the updated guidance in FASB ASC 855 effective April 1, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. On occasion, we are required to maintain cash deposits with certain banks in respect of certain contingent matters and/or contractual obligations. As of September 30, 2009, the amount of restricted cash was $2.2 million and the Company had no restricted cash at December 31, 2008.

2. Share-Based Compensation

The following table summarizes stock option activity for the nine months ended September 30, 2009 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2008	323	$19.46	$17.38 — 23.00
Options exercised	137	19.50	17.38 — 22.72
Options expired	1	19.41	19.41 — 19.41

Balance, September 30, 2009	185	$19.43	$17.38 — 23.00

The following table summarizes information about stock options outstanding at September 30, 2009 (number of options in thousands):

Range of Exercise Prices	Number Outstanding and Exercisable	Remaining Contractual Life	Weighted Average Option Exercise Price Outstanding and Exercisable
$17.38 — $23.00	185	3 years	$19.43

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $0.6 million and $1.5 million, respectively.

As part of the 1999 Long Term Incentive Plan, the Company has granted selected executives and other key employees performance awards whose vesting is contingent upon meeting various performance measures and contains a retention feature. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The award of performance units was designed to recognize and reward achieving targeted return on equity (“ROE”). The performance awards, which are settled partly in cash and partly in shares of the Company’s stock, are earned at the end of the three-year period provided the ROE target is achieved for that third year. There is an opportunity for accelerated payout of the performance awards if the ROE target is met or exceeded by the end of the second year after the grant. If the ROE target is not achieved by the end of year three, 50% of the performance awards will be forfeited and 50% of the performance awards will be paid out as soon as administratively feasible following the end of year six if the executive is still employed at the Company.

The Company accounts for the portion of the award to be settled in shares as an equity-based award, which requires share-based compensation cost to be measured at the grant date, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock on the date of grant or the date the amended awards are approved. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of September 30, 2009, there were 714,000 performance awards outstanding; of these awards approximately 316,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $9.2 million.

For the portion of performance awards that are to be settled in cash, the amount of the payments is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock at each financial statement date until the award is settled.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the fourth quarter of 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the cash awards. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s long-term incentive plan liabilities, which are also recorded in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

Not including the impact of the equity total return swap agreements, total compensation expense of $2.5 million and $4.7 million and $1.9 million and $3.4 million was recognized for the three and nine months ended September 30, 2009 and 2008, respectively. See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income. As of September 30, 2009, there was $11.0 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts and current stock price.

The following table summarizes the performance award activity for the nine months ended September 30, 2009 (number of awards in thousands):

Performance Awards
Balance, December 31, 2008	565
Awarded	386
Paid out	237
Cancelled or forfeited	—

Balance, September 30, 2009	714

As of September 30, 2009, the closing stock price was $29.99 and these outstanding awards have not yet vested.

On April 30, 2009, the Company’s shareholders approved the 2009 Long Term Incentive Plan (“2009 Plan”). The 2009 Plan seeks to encourage selected salaried employees to acquire a proprietary interest in the Company’s growth and performance, to generate an increased incentive to contribute to the Company’s future success and to enhance the ability of the Company to attract and retain qualified individuals. The 2009 Plan provides for the ability to issue stock options, stock appreciation rights, restricted share awards, restricted stock units, performance compensation awards, performance units, cash incentive awards and other equity-based or equity-related awards. Approximately 22,000 awards have been granted under the 2009 Plan.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of stock options and the dilutive effect of performance awards which will be settled in shares. The reconciliations between basic and diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2009 and 2008 are as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic	25.0	24.8	24.9	24.8
Common equivalent shares from stock options and performance awards using the treasury stock method	0.1	0.2	0.1	0.2

Diluted	25.1	25.0	25.0	25.0

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Accounts Receivable/Short-Term Investment

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank (“SunTrust”), and SunTrust Capital Markets, Inc., the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. In connection with the securitization program, SunTrust entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable annually. The Liquidity Agreement expired in October 2009 and at that time the Company entered into a new securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”). See Note 18 for further detail.

At September 30, 2009, the Company, through ACRC, sold $40.0 million of participation interests in $64.1 million of accounts receivable. This sale has been reflected as a reduction of receivables in the Condensed Consolidated Balance Sheet. At December 31, 2008, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. The receivables sold under the securitization program have been accounted for as a sale.

ACRC retains the balance of participation interests in the pool of receivables purchased from the Company which have not been purchased by Three Pillars. To reflect this interest, which is subordinated, the fair value of the retained undivided interest of $24.1 million and $56.0 million at September 30, 2009 and December 31, 2008, respectively, was classified separately from Accounts receivable, net as a Short-term investment on the accompanying Condensed Consolidated Balance Sheets. Fair value of the retained undivided interest included a reserve for credit losses ($1.6 million at September 30, 2009 and $1.0 million at December 31, 2008) and had not been discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three and nine months ended September 30, 2009 and 2008 of $0.3 million and $0.7 million and $0.5 million and $1.2 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. The cost for funded amounts under the accounts receivable securitization program is a percentage of the fair market value of the participation interests sold. The percentage is based on the cost of commercial paper issued by Three Pillars plus a 1.5% margin. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

($ in millions)	September 30, 2009	December 31, 2008
Raw materials and supplies	$76.4	$77.5
Work in process	12.9	14.3
Finished goods	190.1	190.6

Inventories, gross	279.4	282.4
LIFO reserve	(65.3)	(66.3)

Inventories, net	$214.1	$216.1

Approximately 45 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2009 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2009.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Discontinued Operations

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, which includes an estimated post-closing working capital adjustment. As of September 30, 2009, the Company has received $15.8 million of the total proceeds with the balance of $1.4 million included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheet.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection and Industrial Coatings	Total Treatment	Performance Urethanes	Total
Balance, December 31, 2008	$78.4	$75.1	$41.7	$195.2	$4.4	$199.6
Foreign exchange and other	0.6	2.8	2.2	5.6	—	5.6

Balance, September 30, 2009	$79.0	$77.9	$43.9	$200.8	$4.4	$205.2

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

($ in millions)	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	106.4	37.0	69.4	100.7	28.4	72.3
Toxicology database	14.5	5.4	9.1	13.3	4.3	9.0
Developed technology	16.4	4.8	11.6	15.5	3.7	11.8
Other	14.0	5.0	9.0	15.9	7.0	8.9

Total amortizable other intangibles	151.5	52.4	99.1	145.6	43.6	102.0
Total non-amortizable other intangibles — trademarks	84.5	0.3	84.2	81.3	0.3	81.0

Total other intangibles	$236.0	$52.7	$183.3	$226.9	$43.9	$183.0

Amortization expense for the three and nine months ended September 30, 2009 and 2008 was $3.1 million and $8.9 million and $2.6 million and $7.8 million, respectively. Estimated amortization expense is $12.0 million for the year ended December 31, 2009, $12.2 million for the year ended December 31, 2010, $12.0 million for the year ended December 31, 2011 and $11.6 million for each of the years ended December 31, 2012 and December 31, 2013.

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

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5. At September 30, 2009, the Company’s quarterly leverage ratio, as defined in the credit facility, was 1.8. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At September 30, 2009 the Company’s interest coverage ratio, as defined in the

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

credit facility, was 9.6. The Company was in compliance with both of these covenants throughout the nine months ended September 30, 2009. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. At September 30, 2009, restricted payments were limited to $88.2 million. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.125% at September 30, 2009). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.5% at September 30, 2009). There was $64.5 million debt outstanding under the credit facility at September 30, 2009 and $252.5 million debt outstanding at December 31, 2008.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks, which matures in June 2011. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios (the spread was 2.50% at September 30, 2009). The entire $100.0 million was drawn at closing. The term loan provides for quarterly amortization of principal equal to 5% of the original principal amount of the loan beginning September 30, 2009. Therefore, at September 30, 2009, $95.0 million was outstanding and $20.0 million of the outstanding balance was current and included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The term loan contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At September 30, 2009 the Company’s quarterly leverage ratio, as defined by the term loan, was 1.8 and the Company’s interest coverage ratio, as defined by the term loan, was 9.6. The Company has been in compliance with both of these covenants since the inception of the term loan. Additionally, consistent with the credit facility, this term loan restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At September 30, 2009, restricted payments were limited to $88.2 million.

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured senior notes (the “Notes”). The notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million over the next three years on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and term loan. At September 30, 2009, the Company’s quarterly leverage ratio, as defined by the shelf agreement, was 1.8 and the Company’s interest coverage ratio, as defined by the shelf agreement, was 9.6. The Company has been in compliance with both of these covenants since the inception of the shelf agreement. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At September 30, 2009, restricted payments were limited to $88.2 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its unsecured $350.0 million senior revolving credit facility to repay the Series A notes in March 2007 and to repay the Series B notes, $62.0 million, in March 2009.

At September 30, 2009, the Company had $31.5 million of outstanding letters of credit, $5.2 million of which reduced availability under the Company’s credit facility. Additionally, at September 30, 2009, the Company had $2.3 million of outstanding letters of guarantee.

At September 30, 2009, the Company had interest rate swap agreements with a total notional value of $50 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts and cross-currency swap agreements as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a foreign currency (principally British pound,

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

euro, Australian dollar, New Zealand dollar, Canadian dollar and Japanese yen). Accordingly, the Company has purchased forward contracts to hedge its exposure to the variability of future foreign currency cash flows through March 2010. During the nine months ended September 30, 2009 and 2008, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria to qualify for hedge accounting. Additionally, the Company has entered into cross-currency swap agreements to hedge its exposure to the variability of future foreign currency cash flows through August 2014.

At September 30, 2009, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $7.0 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $12.2 million. Additionally, the Company had cross-currency swap agreements with a notional value of approximately $3 million.

The counterparties to the Company’s forwards contracts and cross-currency swap agreements are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes nor is the Company a party to leveraged derivatives.

The following table displays the fair values at September 30, 2009 and December 31, 2008 of the Company’s foreign currency forward contracts which were designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2009	December 31, 2008
Assets
Other current assets	$0.3	$0.1

Liabilities
Accrued liabilities	$1.0	$1.0

During the three and nine months ended September 30, 2009 and 2008, the amounts which were excluded from effectiveness testing for foreign currency forward contracts that were designated as hedging instruments were immaterial. During the three and nine months ended September 30, 2008 amounts recognized in Accumulated Other Comprehensive Loss (“AOCL”) and amounts reclassified from AOCL into the Condensed Consolidated Statements of Income were immaterial. As of September 30, 2009 and December 31, 2008, the fair values of the Company’s foreign currency forward contracts that were not designated as hedging instruments were immaterial. Additionally, during the three and nine months ended September 30, 2009 and 2008, amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such instruments were immaterial.

As of September 30, 2009, the fair value of the Company’s cross-currency swap agreements was immaterial. Additionally, during the three and nine months ended September 30, 2009, the amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such swap agreements were immaterial.

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes, such liabilities are adjusted and the impact is recorded in the Company’s Condensed Consolidated Statements of Income. During the fourth quarter of 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the deferred compensation and long-term incentive plans. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income.

The counterparty to the agreements is a major financial institution. The agreements will mature in July 2011, at which time cash settlement will occur. The counterparty can terminate the swap on 200,000 shares if the Company’s stock price falls below $11.37, and it can terminate the swap on the remaining 200,000 shares if the stock price falls below $11.05.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table displays the fair values at September 30, 2009 and December 31, 2008 of the Company’s equity total return swap derivatives which were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2009	December 31, 2008
Assets
Other assets	$2.0	$0.5

During the three and nine months ended September 30, 2009, the Company recognized gains of $2.1 million and $1.5 million, respectively, in Selling and administration expenses related to the equity total return swap agreements.

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

The following table displays the fair values at September 30, 2009 and December 31, 2008 of the Company’s interest rate swap derivatives which were designated as hedging instruments. Additionally, the table displays the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2009	December 31, 2008
Liabilities
Accrued liabilities	$0.9	$0.7
Other liabilities	0.7	1.1

Total Liabilities	$1.6	$1.8

During the three and nine months ended September 30, 2009, ineffectiveness for interest rate swap agreements that were designated as hedging instruments was immaterial. Additionally, for such swap agreements, during the three and nine months ended September 30, 2008, amounts recognized in AOCL and amounts reclassified from AOCL into the Condensed Consolidated Statement of Income were immaterial.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended September 30, 2009:

($ in millions)	AOCL as of 6/30/09	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 9/30/09
Type of derivative
Interest Rate Swap Agreements	$0.6	$0.5	$—	$(0.2)	$0.9
Foreign Currency Forward Contracts	0.6	0.6	(0.5)	—	0.7

Total	$1.2	$1.1	$(0.5)	$(0.2)	$1.6

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the nine months ended September 30, 2009:

($ in millions)	AOCL as of 12/31/08	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 9/30/09
Type of derivative
Interest Rate Swap Agreements	$1.0	$0.3	$—	$(0.4)	$0.9
Foreign Currency Forward Contracts	0.9	0.7	(0.9)	—	0.7

Total	$1.9	$1.0	$(0.9)	$(0.4)	$1.6

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

As of September 30, 2009 and 2008, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.0	$2.0	$6.1	$5.6
Interest cost on the projected benefit obligation	4.3	4.5	13.4	13.1
Expected return on plan assets	(4.4)	(4.9)	(14.1)	(14.5)
Settlement	—	1.3	—	1.3
Recognized actuarial loss	1.3	0.8	4.0	2.5

Net periodic benefit cost	$3.2	$3.7	$9.4	$8.0

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1	$0.3	$0.3
Interest cost on the projected benefit obligation	0.2	0.2	0.7	0.7
Amortization of prior service cost	(0.1)	—	(0.1)	(0.2)
Recognized actuarial loss	—	—	—	0.2

Net periodic benefit cost	$0.2	$0.3	$0.9	$1.0

Included in Restructuring and other expense during the three and nine months ended September 30, 2008 is a $1.3 million charge related to a pension settlement associated with severance recorded in 2007.

During the three months ended September 30, 2009, the Company contributed $40.2 million to the qualified U.S. plan. Additionally, during October 2009 the Company contributed $2.1 million to the U.S. plan. The Company does not expect to make additional contributions in 2009 to its U.S. plans. As a result of the contributions, the

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Company has met the full funding phase-in thresholds set forth in the current U.S. pension legislation. The Company also has payments due under the postretirement benefit plans. These plans are pay-as-you-go, and therefore not required to be funded in advance. U.S. pension expense in 2009 is expected to be $2 to $3 million higher than in 2008.

Hickson U.K. Pension Plans

As of September 30, 2009 and 2008, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.5	$0.4	$1.3	$1.2
Interest cost on the projected benefit obligation	4.9	5.7	14.1	17.7
Expected return on plan assets	(4.5)	(5.1)	(12.8)	(15.6)
Recognized actuarial loss	0.5	0.8	1.4	2.4

Net periodic benefit cost	$1.4	$1.8	$4.0	$5.7

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009. As of September 30, 2009, there has been $11.1 million contributed to the U.K. pension plans. U.K. pension expense in 2009 is expected to be $1 million to $2 million lower than in 2008.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At September 30, 2009 the Company had $8.6 million in Other assets and a deferred compensation liability of $11.7 million in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2008 the Company had $7.7 million in Other assets and a deferred compensation liability of $8.5 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at September 30, 2009 and December 31, 2008.

During the fourth quarter of 2008, the Company entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the awards. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation liabilities, which are also recorded in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments, which qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2009 and 2008, respectively, was as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$10.3	$17.0	$44.4	$55.9

Foreign currency translation adjustments	8.7	(25.2)	30.8	(11.4)
Net unrealized (loss) gain on derivative instruments	(0.4)	0.4	0.3	0.6
Pension liability adjustment	1.2	1.1	3.5	3.4

Total other comprehensive income (loss)	9.5	(23.7)	34.6	(7.4)

Comprehensive income (loss)	$19.8	$(6.7)	$79.0	$48.5

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales:
Treatment Products:
HTH Water Products	$128.1	$111.9	$433.3	$401.3
Personal Care and Industrial Biocides	77.8	78.8	219.4	246.8
Wood Protection and Industrial Coatings	103.8	120.2	281.9	367.8

Total Treatment Products	309.7	310.9	934.6	1,015.9
Performance Products:
Performance Urethanes	35.8	52.5	111.1	154.3
Hydrazine	5.0	4.5	12.7	14.4

Total Performance Products	40.8	57.0	123.8	168.7

Total Sales	$350.5	$367.9	$1,058.4	$1,184.6

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Treatment Products:
HTH Water Products	$9.0	$17.3	$64.6	$66.7
Personal Care and Industrial Biocides	13.6	12.3	32.7	44.2
Wood Protection and Industrial Coatings	2.6	1.6	(3.4)	5.3

Total Treatment Products	25.2	31.2	93.9	116.2
Performance Products:
Performance Urethanes	2.4	5.7	5.3	3.4
Hydrazine	1.0	—	2.2	0.2

Total Performance Products	3.4	5.7	7.5	3.6

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Corporate Unallocated	(8.2)	(7.6)	(21.8)	(22.6)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	20.4	29.3	79.6	97.2
Equity in Earnings of Affiliated Companies	(0.2)	(0.1)	(0.4)	(0.2)
Restructuring	—	(1.3)	—	(1.3)

Total Operating Income	20.2	27.9	79.2	95.7
Interest expense, net	(2.8)	(1.2)	(9.1)	(7.2)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$17.4	$26.7	$70.1	$88.5

Capital Spending:
Treatment Products:
HTH Water Products	$4.4	$6.7	$8.0	$9.5
Personal Care and Industrial Biocides	2.7	7.8	5.6	22.8
Wood Protection and Industrial Coatings	1.3	1.4	4.6	6.8

Total Treatment Products	8.4	15.9	18.2	39.1
Performance Products:
Performance Urethanes	0.3	0.7	1.4	2.0
Hydrazine	0.3	—	0.5	0.2

Total Performance Products	0.6	0.7	1.9	2.2

Total Capital Spending	$9.0	$16.6	$20.1	$41.3

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

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The DOC has determined that the final rate for the Company’s supplier for this period should be reduced from 76% to

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

less than 1%. As a result, the Company recorded a net pre-tax benefit of $12.7 million in the third quarter of 2008 (which included $1.2 million of interest income). An appeal is pending with the Court of International Trade contesting the DOC’s determination. The appeal is delaying the cash refund of the duty to the Company and may result in a change of the duty rate for this review period. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

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

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. As of September 30, 2009, the plaintiff claimed that about 545 boats had manifested the problem, and that it had expended €4.3 million (approximately $6.3 million) to repair 490 of those boats. There is no trial date set for this case, and a court-appointed expert is in the process of determining the technical cause of the problem, as well as the extent of the damages. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. At September 30, 2009, ACF had €0.8 million (approximately $1.1 million) accrued for this matter. The Company believes the high end of the range of possible outcomes is €4.3 million (approximately $6.3 million). However, it is possible that the high end of the range could ultimately increase or decrease based upon the findings of the court-appointed expert. Due to the multiple variables involved in the case (i.e., the uncertainty surrounding the number of boats which were damaged, the costs to repair the damages, the cause of the alleged damage, the Company’s responsibility for the alleged costs of repair), it is currently not possible to make an estimate of any amount above the amount of the current stated claim. An unfavorable outcome related to this matter could have a material adverse impact on the Company’s results of operations and cash flows.

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

During 2003, the Company sold its sulfuric acid business. The Company has received a claim from the current owner of that business. The claimant asserts that, under certain provisions of the agreement for the sale of the business, the Company must indemnify the claimant for certain environmental penalties and compliance costs the claimant will incur under a settlement the claimant reached with the U.S. Environmental Protection Agency. The claimant alleges that such penalties and costs approximate $2.4 million. The Company is currently investigating the validity of the claimant’s assertions. The Company does not believe that the resolution of this matter is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

Arch Wood Protection (NZ) Limited (“AWPNZ”) has been named as a defendant in a suit filed by one of its competitors. The suit alleges that AWPNZ and several other defendants are jointly and severally liable for defamatory statements made about a product of the competitor in that they secured, contributed to, or encouraged the publication of such statements. The plaintiff is seeking a total of NZ $7.5 million (approximately $5.4 million) in

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

compensatory damages, as well as attorney’s fees and costs and other relief deemed appropriate by the court. The Company believes that the claims asserted against AWPNZ are without merit. The Company does not believe that the resolution of this matter is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the three and nine months ended September 30, 2009.

14. Income Taxes

The total amount of unrecognized tax benefits at September 30, 2009 was $12.2 million compared to $12.6 million at December 31, 2008. The principal reason for the change was a decrease in unrecognized tax benefits as a result of the completion of the examination of the Company’s tax returns in certain taxing jurisdictions. The unrecognized tax benefits of $12.2 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $2.8 million of the remaining $12.2 million of unrecognized tax benefits prior to September 30, 2010, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

During the third quarter of 2009, the Company filed the federal income tax return for 2008, which is open to possible examination and adjustment. The tax years 2004 through 2008 remain open to examination in both the U.K. and Italy, which are major taxing jurisdictions where the Company is subject to foreign taxes.

The Company’s estimated annual effective tax rate reflects the tax benefit from our U.K financing structure. During July 2009, tax legislation was enacted in the U.K. which could limit the tax benefit of the Company’s U.K. financing structure, thereby increasing the Company’s future effective tax rate beginning in 2011 and may impact previously recorded deferred tax assets.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

15. Acquisition of Advantis

During 2008, the Company performed a preliminary purchase price allocation related to the acquisition, and recorded $42.6 million of tax-deductible goodwill and $62.2 million of identifiable intangible assets. Of the $62.2 million of acquired intangible assets, $29.9 million was assigned to customer lists (10-year life) and $22.5 million was assigned to trademarks, which are not subject to amortization as they have indefinite lives. The remaining $9.8 million of acquired intangible assets include a non-compete agreement of $3.7 million (7-year life), a license arrangement of $3.4 million (9-year life) and developed technology of $2.7 million (9-year life). Excluding the trademarks, which are not subject to amortization, the intangible assets have a weighted-average useful life of approximately 10 years. During the first quarter of 2009, the Company finalized the allocation of the purchase price.

Sales for Advantis for the three and nine months ended September 30, 2008 were $19.5 million and $52.0 million, respectively. Operating income for Advantis for the three and nine months ended September 30, 2008 was $2.4 million and $4.0 million, respectively. The impact of any revenue or cost synergies that may result from the acquisition are not reflected in the prior year results.

16. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157 for all financial instruments and for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a recurring basis. Additionally, effective January 1, 2009, the Company adopted SFAS 157 for non-financial instruments that are recognized or disclosed in the financial statements at fair value on a non-recurring basis. Although such adoption did not have a material impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2009, the pronouncement may impact the Company’s accounting for future business combinations, impairment charges and restructuring charges.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust which are recorded at fair value	$8.6	$—	$—	$8.6
Derivatives	—	2.3	—	2.3

Total Assets	$8.6	$2.3	$—	$10.9

Liabilities
Deferred Compensation	$11.7	$—	$—	$11.7
Derivatives	—	2.8	—	2.8

Total Liabilities	$11.7	$2.8	$—	$14.5

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust which are recorded at fair value	$7.7	$—	$—	$7.7
Derivatives	—	0.6	—	0.6

Total Assets	$7.7	$0.6	$—	$8.3

Liabilities
Deferred Compensation	$8.5	$—	$—	$8.5
Derivatives	—	2.8	—	2.8

Total Liabilities	$8.5	$2.8	$—	$11.3

17. Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of the Company’s borrowings under its credit facility approximates book value due to the fact that the borrowings’ floating interest rates reset every one to six months. The fair value of the borrowings under the term loan approximates book value as the borrowings’ floating interest rates reset monthly. The fair value of the Company’s $75.0 million of borrowings under the shelf agreement approximates book value due to the fact that the notes were issued in August 2009 and market conditions are similar since their issuance. The fair value of the Company’s short-term borrowings approximates the book value due to the floating interest rate terms and the short maturity of the instruments.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

18. Subsequent Event

On October 6, 2009, the Company entered into an accounts receivable securitization program with Market Street Funding LLC and PNC Bank by way of an assignment and assumption of the Company’s existing program with Three Pillars and Sun Trust. Under the amended program, the Company can sell domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through the Company’s wholly-owned subsidiary, ACRC, a special-purpose entity which is consolidated for financial reporting purposes. The amended program, through which the Company can obtain funding of up to $80 million at any one time, is subject to annual renewal and has similar terms as the Company’s previous accounts receivable securitization program (see Note 4).

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

The recent turmoil in the global economy has impacted the operating performance of several of the Company’s businesses towards the end of 2008 and throughout 2009. In particular, the overall economic environment for our wood protection and industrial coatings businesses was depressed in 2008 and this has persisted throughout the first nine months of 2009. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty, fueled by weak consumer credit markets and lagging consumer confidence as a result of the volatile and often erratic financial markets experienced over recent years. All of these factors have negatively impacted consumer demand for furniture as well as decreased demand for lumber and other construction materials. This has put pressure on the operating results and cash flows of these businesses. If the wood protection and industrial coatings businesses results were to continue to decline further and if there is no recovery over the next several years, the earnings and the cash flows for these businesses may be significantly impacted, which could impair certain long-lived assets for these businesses.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Results of Operations

Consolidated

(In millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$350.5	$367.9	$1,058.4	$1,184.6

Gross margin	$100.4	$109.2	$320.7	$339.6
Selling and administration	73.6	74.9	223.7	225.6
Research and development	5.5	5.1	16.7	17.0
Restructuring and other expense	1.1	1.3	1.1	1.3
Interest expense, net	2.8	1.2	9.1	7.2
Equity in earnings of affiliated companies	0.2	0.1	0.4	0.2
Income tax expense	7.3	9.8	26.1	32.8

Net Income	$10.3	$17.0	$44.4	$55.9

Diluted income per common share –continuing operations	$0.41	$0.68	$1.77	$2.24

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2009 Compared to 2008

Sales decreased $17.4 million or five percent. Excluding the impact of the acquisition of the water treatment chemicals business of Advantis (“Advantis”), $17.0 million or four percent, sales decreased $34.4 million, or nine percent, as lower volumes (nine percent) and unfavorable foreign exchange (two percent) were partially offset by favorable pricing (two percent). The lower volumes were principally driven by decreased demand in the performance urethanes and industrial coatings businesses and, to a lesser extent, lower volumes in the wood protection and domestic HTH water products businesses. The higher pricing was principally driven by the HTH water products business, partially offset by lower pricing in the performance urethanes business.

Gross margin percentage was 28.6% and 29.7% for 2009 and 2008, respectively. The 2008 gross margin includes an $11.5 million benefit related to a final determination from the U.S. Department of Commerce (“DOC”) which reduced the antidumping duty rate from the Company’s supplier of chlorinated isocyanurates (“isos”) from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. The impact of the favorable antidumping duty ruling increased gross margin by approximately 320 basis points. Excluding the impact of the ruling, the margin improvement was principally due to improved pricing in the HTH water products business and lower raw material costs in the wood protection and industrial coatings businesses.

Selling and administration expenses as a percentage of sales were 21.0% in 2009 and 20.4% in 2008. The increase in Selling and administration expenses as a percentage of sales in 2009 was due to lower sales volumes. Selling and administration expenses were consistent with 2008 as the impact of the Advantis acquisition was offset by favorable foreign exchange and lower selling costs as a result of cost-reduction initiatives.

Restructuring and other expense in 2009 relates to estimated executive severance and in 2008 relates to a pension settlement associated with executive severance recorded in 2007.

Interest expense, net, increased $1.6 million as 2008 results included interest income of $1.2 million related to the final determination from the DOC for the second period of review. Additionally, higher net debt during the period, due to the acquisition of Advantis, more than offset the lower cost of borrowings.

The tax rate on income from continuing operations for the three months ended September 30, 2009 and 2008 was 41.5% and 36.6%, respectively. The increase in the 2009 effective tax rate is principally due to higher state income taxes related to recently filed tax returns. The 2009 full-year effective tax rate is estimated to be in the range of 34% to 35%.

Nine Months Ended September 30, 2009 Compared to 2008

Sales decreased $126.2 million or 11 percent. Excluding the impact of the acquisition of the water treatment chemicals business of Advantis (“Advantis”), $49.1 million or four percent, sales decreased $175.3 million, or 15 percent, as lower volumes (13 percent) and unfavorable foreign exchange (five percent) were partially offset by favorable pricing (three percent). The lower volumes were across all businesses as unfavorable weather patterns in North America impacted the HTH water products business and the continued downturn in the economy impacted the remaining businesses. The higher pricing was principally driven by the HTH water products business.

Gross margin percentage was 30.3% and 28.7% for 2009 and 2008, respectively. The margin improvement was principally due to improved pricing in the HTH water products business, which offset higher raw material costs for that business. Additionally, reduced raw material costs in the performance urethanes business more than offset lower pricing. The 2008 gross margin includes an $11.5 million benefit related to the final determination from the DOC which reduced the antidumping duty rate from the Company’s supplier of isos from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. The impact of the favorable antidumping duty ruling increased gross margin by approximately 100 basis points.

Selling and administration expenses as a percentage of sales were 21.1% in 2009 and 19.0% in 2008. The increase in Selling and administration expenses as a percentage of sales in 2009 was due to lower sales volumes. Selling and administration expenses decreased $1.9 million from 2008 as favorable foreign exchange and lower selling costs were partially offset by increased selling and administration expenses due to the Advantis acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Restructuring and other expense in 2009 relates to estimated executive severance and in 2008 relates to a pension settlement associated with executive severance recorded in 2007.

Interest expense, net, increased $1.9 million as the 2008 results included interest income of $1.2 million related to the final determination from the DOC for the second period of review. Additionally, higher net debt during 2009, due to the acquisition of Advantis, was partially offset by lower cost of borrowings.

The tax rate on income from continuing operations was 37.0% for both the nine months ended September 30, 2009 and 2008. The 2009 full-year effective tax rate is estimated to be in the range of 34% to 35%.

Fourth Quarter and Full Year Outlook

The Company has narrowed the range of its earnings forecast for the full-year 2009 from continuing operations and before estimated executive severance to be in the $1.65 to $1.80 per share range compared to the Company’s previous guidance of $1.60 to $1.80. Full-year sales are expected to be approximately six to seven percent lower than 2008, as the contribution from the acquisition of Advantis and higher pricing should be more than offset by lower volumes and unfavorable foreign exchange. The Company now expects depreciation and amortization to be in the $45 to $50 million range. Capital spending continues to be in the $30 to $35 million range and the effective tax rate remains in the 34 to 35 percent range.

The Company anticipates results from continuing operations to be in the range of breakeven to a loss of $(0.15) per share for the fourth quarter of 2009. Fourth quarter 2008 loss from continuing operations was $(0.75) per share, which included a net charge of $0.97 per share primarily for a goodwill impairment charge. Excluding the net charge, earnings per share from continuing operations for the fourth quarter of 2008 were $0.22. The expected decrease in the fourth quarter results is principally due to lower results for the industrial biocides and performance urethanes businesses. The decrease for industrial biocides is principally the result of higher plant costs related to the Company’s new manufacturing facilities in China and unfavorable foreign exchange. The Company expects lower demand and higher raw material costs will negatively impact the performance urethanes business.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Treatment Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Results of Operations:
Sales

HTH Water Products	$128.1	$111.9	$433.3	$401.3
Personal Care & Industrial Biocides	77.8	78.8	219.4	246.8
Wood Protection & Industrial Coatings	103.8	120.2	281.9	367.8

Total Treatment Products	$309.7	$310.9	$934.6	$1,015.9

Operating income (loss)
HTH Water Products	$9.0	$17.3	$64.6	$66.7
Personal Care & Industrial Biocides	13.6	12.3	32.7	44.2
Wood Protection & Industrial Coatings	2.6	1.6	(3.4)	5.3

Total Treatment Products	$25.2	$31.2	$93.9	$116.2

Three Months Ended September 30, 2009 Compared to 2008

Sales decreased $1.2 million. Excluding the impact of the acquisition of Advantis ($17.0 million or six percent), sales decreased $18.2 million, or six percent, as lower volumes (eight percent) and unfavorable foreign exchange (three percent) were partially offset by improved pricing (five percent).

Operating income decreased $6.0 million as 2008 included an $11.5 million benefit in HTH water products related to the final determination from the DOC which reduced the antidumping duty rate from the Company’s supplier of isos from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. Excluding the impact of the ruling, operating income increased $5.5 million.

HTH Water Products

Sales increased $16.2 million, or 14 percent. Excluding the impact of the acquisition of Advantis ($17.0 million or 15 percent), sales decreased $0.8 million or one percent. Improved pricing (ten percent) across all regions was offset by lower volumes in North America (nine percent) and unfavorable foreign exchange (two percent). Lower volumes in the North American residential business, principally due to unfavorable weather, were partially offset by higher volumes in Europe and South Africa.

Operating income decreased $8.3 million as 2008 included the benefit related to the favorable antidumping duty ruling for the June 1, 2006 to May 31, 2007 review period of $11.5 million. Excluding the impact of the ruling, operating income improved $3.2 million as higher pricing and the positive contribution of the acquisition of Advantis more than offset lower volumes and higher product costs.

Personal Care and Industrial Biocides

Sales decreased $1.0 million, or one percent, as lower volumes (two percent) more than offset improved pricing (one percent). Reduced demand for industrial biocides used in antifouling paints and metalworking fluids, due to the global economic recession, was partially offset by increased demand for biocides used in antidandruff products and other health and hygiene applications, partly due to timing. The improved pricing principally related to health and hygiene products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income increased $1.3 million as higher pricing and favorable foreign exchange were partially offset by lower volumes and higher plant costs related to the new manufacturing facilities in China.

Wood Protection and Industrial Coatings

Sales decreased $16.4 million, or 14 percent, as improved pricing (two percent) in the wood protection business was more than offset by lower volumes (11 percent) and unfavorable foreign exchange (five percent) in both businesses. In the wood protection business, lower residential and industrial sector volumes in the North American and Asia-Pacific regions due to the continued depressed conditions in global construction markets were partially offset by higher global prices. In the industrial coatings business, the lower volumes were attributable to poor economic conditions throughout Europe.

Operating income was $1.0 million higher than the prior year, due to the wood protection business, as improved pricing and reduced costs more than offset lower volumes and unfavorable foreign exchange. In the industrial coatings business, lower volumes were offset by favorable raw material costs and cost-reduction initiatives.

Nine Months Ended September 30, 2009 Compared to 2008

Sales decreased $81.3 million or eight percent. Excluding the impact of the acquisition of Advantis ($49.1 million or five percent), sales decreased $130.4 million, or 13 percent, due to lower volumes across all businesses. Improved pricing (six percent) was offset by unfavorable foreign exchange.

Operating income decreased $22.3 million. The decrease was partially due to the fact that 2008 included an $11.5 million benefit in HTH water products related to the final determination from the DOC which reduced the antidumping duty rate from the Company’s supplier of isos from 76% to less than 1% for purchases made by the Company from June 1, 2006 through May 31, 2007. Additionally, lower operating results for the personal care and industrial biocides and wood protection and industrial coatings businesses more than offset improved operating income for the HTH water products business.

HTH Water Products

Sales increased $32.0 million, or eight percent. Excluding the impact of the acquisition of Advantis ($49.1 million or 12 percent), sales decreased $17.1 million, or four percent. Improved pricing (11 percent), across all regions, was more than offset by lower volumes (10 percent) and unfavorable foreign exchange (five percent). Lower volumes, principally in North America, and, to a lesser extent, Brazil, were partially offset by improved volumes in South Africa. The lower volumes in North America were principally due to unfavorable weather patterns, principally in the Northeast and Midwest U.S. and in Canada, which led to reduced demand for the Company’s branded products in the mass retail and professional pool dealer segments.

Operating income decreased $2.1 million as 2008 included the benefit related to the favorable antidumping duty ruling for the June 1, 2006 to May 31, 2007 review period of $11.5 million. Excluding the impact of the ruling, operating income increased $9.4 million as improved pricing and the positive contribution from the acquisition of Advantis more than offset lower volumes, higher product costs and unfavorable foreign exchange.

Personal Care and Industrial Biocides

Sales decreased $27.4 million, or 11 percent, due to lower volumes. Improved pricing (two percent) was offset by unfavorable foreign exchange. The lower volumes were due to the downturn of the global economy and were across all industrial biocides and personal care applications, except for health and hygiene applications for household and industrial disinfectant applications. The improved pricing principally related to health and hygiene products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income decreased $11.5 million as lower volumes and higher plant costs related to the new manufacturing facilities in China were partially offset by improved pricing and lower raw material costs.

Wood Protection and Industrial Coatings

Sales decreased $85.9 million, or 23 percent, as significantly lower volumes (18 percent), due to the continued downturn in the economy, and unfavorable foreign exchange (eight percent) were partially offset by improved pricing (three percent). In the wood protection business, lower volumes across all regions for the residential and industrial sectors, due to the continued downturn in the global construction market, were partially offset by higher global prices. In the industrial coatings business, lower volumes were attributable to poor economic conditions throughout Europe.

Operating results were $8.7 million below the prior year as lower volumes for both businesses more than offset higher pricing for the wood protection business, lower raw material costs for the industrial coatings business and lower selling costs for both businesses due to cost reduction initiatives.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Results of Operations:
Sales
Performance Urethanes	$35.8	$52.5	$111.1	$154.3
Hydrazine	5.0	4.5	12.7	14.4

Total Performance Products	$40.8	$57.0	$123.8	$168.7

Operating income
Performance Urethanes	$2.4	$5.7	$5.3	$3.4
Hydrazine	1.0	—	2.2	0.2

Total Performance Products	$3.4	$5.7	$7.5	$3.6

Three Months Ended September 30, 2009 Compared to 2008

Sales decreased $16.2 million, or 28 percent, due to lower pricing (15 percent) and lower volumes (13 percent). Operating income decreased by $2.3 million.

The Performance Products segment is highly dependent on contract manufacturing arrangements with various terms. The operating results are expected to decrease by approximately $12 million after December 31, 2009 due to anticipated reductions in contract manufacturing. The Company believes that the pipeline of new product offerings should mitigate a portion of this impact.

Performance Urethanes

Performance urethanes sales decreased $16.7 million, or 32 percent. Pricing was 17 percent below the third quarter 2008 as a result of lower raw material costs. Volumes were 15 percent lower than prior year due to the downturn in the U.S. economy. Operating income decreased by $3.3 million as a result of the lower volumes.

Hydrazine

Hydrazine sales and operating income were slightly higher than 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

During 2009, a key supplier to our hydrazine business filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy case, this vendor filed a motion with the court to terminate all service agreements with the Company for its Lake Charles site. The Company filed an objection to the motion, which was rejected by the court. The Company does not believe that there will be any significant impact on our operating results in 2009, but if the Company is unable to enter into new service agreements with this key supplier, or arrange for alternative suppliers, the outcome could have a material impact on this business’ operating income in the future.

Nine Months Ended September 30, 2009 Compared to 2008

Sales decreased $44.9 million, or 27 percent, due to lower volumes (14 percent) and lower pricing (13 percent). Operating income improved by $3.9 million.

Performance Urethanes

Performance urethanes sales decreased $43.2 million, or 28 percent. Pricing was 14 percent lower than 2008 in the polyol and glycol markets resulting from declining raw material costs. Volumes were also lower than prior year (14 percent) due to the downturn in the U.S. economy. Operating income improved by $1.9 million due to improved margins from favorable raw material costs, principally propylene.

Hydrazine

Hydrazine sales were lower than 2008 as hydrazine hydrate sales decreased due to the downturn in the economy. Operating income was higher than 2008 due to lower operating costs.

Corporate Expenses (Unallocated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Results of Operations:
Unallocated Corporate Expenses	$(8.2)	$(7.6)	$(21.8)	$(22.6)

Three Months Ended September 30, 2009 Compared to 2008

Unallocated corporate expenses increased due to estimated executive severance costs, which were partially offset by lower U.K. pension expense.

Nine Months Ended September 30, 2009 Compared to 2008

Unallocated corporate expenses were lower than prior year due to favorable foreign exchange associated with certain dollar-denominated loans of the Company’s foreign subsidiaries, lower U.K. pension expense and lower environmental remediation costs. These items were partially offset by estimated executive severance costs, the absence of a royalty stream that ended in 2008 and higher compensation-related costs for the Company’s annual incentive plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

Cash Flow Data	Nine Months Ended September 30,
	2009	2008
	(in millions)
Provided By (Used In):
Accounts receivable securitization program	$40.0	$—
Change in working capital	17.7	(44.4)
Net operating activities from continuing operations	119.3	38.4
Capital expenditures	(20.1)	(41.3)
Businesses acquired in purchase transaction	0.3	(0.2)
Proceeds from sale of a business	0.5	3.7
Proceeds from sale of land and property	—	0.7
Net investing activities	(19.3)	(37.1)
Debt borrowings (repayments), net	(81.6)	(3.7)
Net financing activities	(99.0)	(17.6)

Nine Months Ended September 30, 2009 Compared to 2008

For the nine months ended September 30, 2009, $119.3 million was provided by operating activities from continuing operations, compared to $38.4 million provided by operating activities from continuing operations during the nine months ended September 30, 2008. Cash flows from working capital improved in 2009 principally due to lower sales volumes and decreased incentive compensation payments under the Company’s annual and long-term incentive plans. The Company has focused its efforts on reducing working capital during 2009. Additionally, the Company used its accounts receivable securitization program during the nine months ended September 30, 2009. These higher cash inflows were partially offset by $40.2 million of contributions to the U.S. pension plan during 2009, compared to $3.0 million of contributions during the first nine months of 2008.

Accounts receivable, net, at September 30, 2009 was 12 percent lower than at September 30, 2008 consistent with the decline in sales volumes for the comparable periods. At September 30, 2009, our days sales outstanding (“DSO”) was 61 days as compared to 67 days at December 31, 2008 and 62 days at September 30, 2008. The improvement from the comparable period is due to the Company’s continued focus on collections and tight credit controls. The improvement from year-end is the result of normal seasonal trends of the business, in particular the Company’s HTH water products business. The Company’s acquisition of Advantis did not impact DSO at September 30, 2009 and the impact of the acquisition was to increase DSO by three days as of December 31, 2008. The Company continues to closely monitor its accounts receivable balances and assess the allowance for doubtful accounts. The allowance was $12.1 million at September 30, 2009 compared to $9.1 million at December 31, 2008. The increase is principally due to the effect of foreign exchange as well as several specific customers in our wood protection, industrial coatings and HTH water products businesses. None of these customers is material to the Company’s Accounts receivable or results of operations individually or in the aggregate.

Inventories, net at September 30, 2009 were seven percent higher than at September 30, 2008. At September 30, 2009 the Company’s inventory months on hand (“MOH”) was 3.5 compared to 4.2 at December 31, 2008 and 3.4 at September 30, 2008. The impact of the Company’s acquisition of Advantis did not significantly change the MOH for either September 30, 2009 or December 31, 2008. The increase in MOH at September 30, 2009 versus September 30, 2008 is principally due to the lower than expected sales volumes in our HTH water products business due to the unseasonal weather patterns in the second quarter of 2009, which is the peak of the business’ selling season. Many of the Company’s products are not subject to rapid obsolescence and do not have short shelf lives, but the Company continues to closely monitor its inventory balances and to assess for obsolescence. The obsolescence reserve was $11.9 at September 30, 2009 compared to $10.2 million at December 31, 2008. The increase is principally due to the impact of foreign exchange, certain unsalable equipment and non-conforming product in certain geographic locations. During the second half of 2009, the Company continues to adjust its production in alignment with the lower demand, principally for the HTH water products and personal care and industrial biocides businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital expenditures for the first nine months of 2009 were $21.2 million lower than 2008 principally due to decreased spending for the personal care and industrial biocides businesses as a result of the completion of construction of two new biocides plants in China to meet growing demand for biocides used in antidandruff products and marine antifouling paints. Capital expenditures for 2009 are expected to be in the $30 million to $35 million range.

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

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $15.8 million of which had been received as of September 30, 2009. The balance is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet. For additional information see Note 6 of Notes to Condensed Consolidated Financial Statements.

Proceeds from sale of land and property in 2008 represents land sold in conjunction with the Company’s decision to discontinue the manufacturing of its BIT molecule at two U.K. manufacturing locations and begin sourcing from third-party suppliers.

Debt repayments, net of borrowings, were $77.9 million higher during the nine months ended September 30, 2009 due to higher cash flows from operations. In March 2009, the Company used its unsecured $350.0 million senior revolving credit facility (“credit facility”) to repay $62.0 million of Series B notes which came due.

On September 11, 2009, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $15.0 million in both 2009 and 2008.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio covenant not to exceed 3.5. At September 30, 2009 the Company’s quarterly leverage ratio, as defined in the credit facility, was 1.8. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At September 30, 2009 the Company’s interest coverage ratio, as defined in the credit facility, was 9.6. The Company was in compliance with both of these covenants throughout the nine months ended September 30, 2009. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. This limitation was $88.2 million at September 30, 2009. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At September 30, 2009, the Company had $280.3 million of available borrowings under the credit facility.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks, which matures in June 2011. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios. The entire $100.0 million was drawn at closing and $95.0 million remained outstanding at September 30, 2009. The term loan provides for quarterly amortization of principal equal to five percent of the original principal amount of the term loan beginning September 30, 2009. Therefore $20.0 million of the outstanding balance was current at September 30, 2009 and included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The term loan contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At September 30, 2009 the Company’s quarterly leverage ratio, as defined by the term loan, was 1.8 and the Company’s interest coverage ratio, as defined by the term loan, was 9.6. The Company has been in compliance with both of these covenants since the inception of the term loan. Additionally, consistent with the credit facility, this term loan restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At September 30, 2009, restricted payments were limited to $88.2 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured senior notes (the “Notes”). The Notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million over the next three years, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and term loan. At September 30, 2009 the Company’s quarterly leverage ratio, as defined by the shelf agreement, was 1.8 and the Company’s interest coverage ratio, as defined by the shelf agreement, was 9.6. The Company has been in compliance with both of these covenants since the inception of the shelf agreement. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At September 30, 2009, restricted payments were limited to $88.2 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

Under the Company’s accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank, and SunTrust Capital Markets, Inc. (“Sun Trust”), the Company sells undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”), a special-purpose entity which is consolidated for financial reporting purposes. At September 30, 2009, the Company, through ACRC, sold $40.0 million of participation interests in $64.1 million of accounts receivable. At December 31, 2008, the Company, through ACRC, had not sold any participation interests in its accounts receivable under this program. In connection with the securitization program, SunTrust entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable annually. On October 6, 2009, the Company entered into an accounts receivable securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s existing program with Three Pillars and SunTrust. Under the amended program, the Company can sell domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through ACRC. The amended program, through which the Company can obtain funding of up to $80 million at any one time, is subject to annual renewal and has similar terms as the Company’s previous accounts receivable securitization program. See Notes 4 and 18 of Notes to Condensed Consolidated Financial Statements.

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

At September 30, 2009, the Company had $31.5 million of outstanding letters of credit, $5.2 million of which reduced availability under the Company’s credit facility. Additionally, at September 30, 2009, the Company had $2.3 million of outstanding letters of guarantee.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The recent turmoil in the financial markets has resulted in a contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. Nonetheless, the Company believes that the credit facility, new term loan, new shelf agreement, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if the Company’s earnings or cash flows were to fall significantly below current expectations and/or a default condition were triggered under its funding agreements or if the Company’s funding providers do not honor their commitments, a risk exists that the Company would not have enough liquidity to meet its operating needs.

The recent turmoil in the global economy has impacted the operating performance of the Company’s business units towards the end of 2008 and throughout 2009. In addition, the decline in housing related activity in 2008 and 2009 has also impacted the operating performance of the Company’s industrial coatings and wood protection businesses. As a result, the estimated fair values have decreased for some of the Company’s reporting units, in particular the industrial coatings and wood protection reporting units, and the assets of such reporting units. If these conditions were to continue to decline or persist at current depressed levels throughout the next several years, the following assets could become impaired: Goodwill for the wood protection business of $43.9 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) for the industrial coatings and wood protection businesses of $64.7 million and $59.6 million, respectively. Additionally, the Company’s performance urethanes business has a significant contract that is expiring at the end of 2009. If the performance urethanes business is unsuccessful with new product offerings and /or earnings and/or cash flows were to fall below current expectations, the following assets could become impaired: Goodwill of $4.4 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $15.3 million.

The Company is in the process of evaluating all strategic options for the non-core industrial coatings business, including the potential disposition, restructuring and/or change to the current distribution methods. The Company continues to evaluate all options and has currently not committed to any option. If the Company were to sell the business, it does not believe that there would be a material gain or loss on the disposition. If the Company were to restructure or change the distribution method of the business, it could have a material effect on the Company’s results of operations or cash flows, although the Company believes that this is unlikely. The net assets of the industrial coatings business were $64.9 million at September 30, 2009.

In addition, the Company’s performance urethanes and hydrazine businesses are non-core to its portfolio and are managed for cash, which is invested in growing our core Biocides portfolio. Since the Company considers these businesses non-core, the Company does not believe that they will be in the portfolio in the long-term. Although the Company currently does not have any plans in place, the Company continues to evaluate various strategic options for these businesses, which include possible divestiture. At September 30, 2009, the net assets of the performance urethanes and hydrazine businesses were $37.6 million and $2.1 million, respectively.

During the three months ended September 30, 2009, the Company contributed $40.2 million to the Company’s qualified U.S. pension plan. Additionally, during October 2009, the Company contributed $2.1 million to the U.S. plan. The Company does not expect to make additional contributions in 2009 to its U.S. plans. As a result of the contributions, the Company has met the full funding phase-in thresholds set forth in the current U.S. pension legislation. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009.

On October 30, 2009, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on December 15, 2009 to shareholders of record at the close of business on November 13, 2009.

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

Fourth Quarter 2008 Interim Impairment Assessment:

As a result of the update to the Company’s financial forecast, due to the aforementioned items and in connection with the 2008 year-end review of our accounts, the Company conducted an interim impairment review using a combination of valuation methodologies, including a discounted cash flow model. Such review indicated that there was an impairment on the goodwill of the industrial coatings business. As the updated estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit, the Company performed Step 2 of the goodwill impairment test. Based upon an analysis of fair value, the Company recorded a non-cash goodwill impairment charge of $24.6 million, which eliminated the remaining carrying amount of goodwill related to the industrial coatings business acquired in conjunction with the Company’s acquisition of Hickson International PLC in August of 2000.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), both of which have not yet been codified in the ASC. SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standards will also require a number of new disclosures. SFAS 166 and SFAS 167 will be effective for the Company on January 1, 2010. The Company is currently evaluating the impact of the adoption of the pronouncements, if any.

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

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 60 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2009 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $1.0 million. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s interest rate swap agreements.

Foreign Currency Risk

At September 30, 2009 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $7.0 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $12.2 million. Additionally, the Company has entered into cross-currency swap agreements with a total notional value of approximately $3 million.

Holding all other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2 million to $3 million related to the unhedged portion. Any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. In the future, any changes to the Company’s policies, or the failure of the Company’s derivative instruments to meet the requirements for hedge accounting, could cause increased volatility in the Company’s results of operations. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s foreign currency forward contracts and its cross-currency swap agreements.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the company’s rolling twelve-month copper requirements. At September 30, 2009, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene, scrap copper metal, chromic acid, monoethanolamine (“MEA”) and resins. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid or resins would decrease the Company’s annual results of operations and annual cash flows between $2 million to $3 million. Holding other variables constant, a 10 percent adverse change in the price of either propylene, copper, or natural gas would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, as of September 30, 2009, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

(a) Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 contains a section entitled “An increase in the cost of our purchased raw materials and energy would lead to higher cost of goods sold, thereby reducing our operating margins”. Such section is revised and updated to read in its entirety as follows:

An increase in the cost of our purchased raw materials and energy would lead to higher cost of goods sold, thereby reducing our operating margins.

We purchase large amounts of raw materials, including propylene, chlorinated isocyanurates, monoethanolamine, scrap copper, basic copper carbonate, chromic acid, pyridine, zinc sulfate, iodine, dipropylene glycol, phthalic anhydride, sodium hypochlorite, chlorine and caustic soda and energy for our businesses. Many of our raw material requirements are purchased and provided pursuant to written agreements, some of which provide for fixed or formula-based pricing and others of which provide for market or spot pricing. The price and availability of commodity chemicals is generally determined by global supply and demand. Fluctuations in supply and demand and increases in anti-dumping duty rates could have a material adverse effect on our cost of goods sold and, as a result, our margins. Price increases of raw materials may increase our working capital needs, which could reduce our liquidity and cash flows. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. Higher diesel fuel prices may impact our product shipping costs.

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

During 2009, Lyondell, a key supplier to our Hydrazine business filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy case, this vendor has filed a motion with the court to terminate all service agreements with us for our Lake Charles site. The bankruptcy court has granted the motion with the result that services could be cancelled at any time. While we have replaced a few of the services with new vendors, we are currently negotiating with Lyondell in an attempt to enter into new service agreements which would allow our Lake Charles operation to continue the other needed services for an extended period or at least to give the operation enough time to obtain the ability to perform such services for itself. If these services are terminated and we are unable to enter into new service agreements with Lyondell or arrange for alternative suppliers, the outcome could have a material impact on this business’ operating income in the future starting in 2010. We do not believe that there will be any impact on our operating results in 2009, although there may be higher capital expenditures in 2009, which we are currently evaluating, in order for us to be able to perform the services which are currently being performed by the vendor. In addition, the Long-lived assets (exclusive of Other assets), related to this business of $3.7 million at September 30, 2009, could become impaired. There is no Goodwill associated with this business.

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

(b) Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 as previously amended by the Company’s Form 10-Q for the quarterly period ending June 30, 2009, contains a section entitled “We are subject to liquidity risks.” Such section is revised and updated to read in its entirety as follows:

We are subject to liquidity risks.

We borrow under our $350 million revolving credit facility regularly. When we borrow under this facility, we are required to certify that certain representations and warranties are true. We also must comply with covenants including certain financial ratios. If we are not able to make a representation or fail to comply with a covenant, we may not be able to borrow under the facility. There can be no assurance that we would be successful in our efforts to modify or waive the financial covenants under the agreement or secure other financing. If we were unable to do so, we could experience liquidity difficulties which would have a material adverse effect on our financial position and results of operations. Our accounts receivable securitization program with PNC Bank expires on October 5, 2010. While we expect to replace or extend the receivables arrangement, there can be no assurances that it will be successful. If we are unable to replace or extend the program, the diversity of our liquidity options will diminish which may make us more susceptible to a reduction in our available liquidity.

In addition, recent volatile and uncertain market conditions have adversely affected the availability of credit generally. This contraction could potentially reduce the sources of our future liquidity. This could, among other things, limit our ability to make future acquisitions, significant capital expenditures or respond to unanticipated cash needs.

(c) Item 1A (Risk Factors) of the Company’s Form 10-K for the year ended December 31, 2008 as previously amended by the Company’s Form 10-Q for the quarterly period ending March 31, 2009, contains a section entitled “Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.” Such section is revised and updated to read in its entirety as follows:

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2008, our accumulated benefit obligation under our U.S. and U.K. defined benefit pension plans exceeded the fair value of plan assets by approximately $176 million. During the year ended December 31, 2008 and 2007, we contributed $26.2 and $63.6 million, respectively, to these pension plans. The Company contributed $40.2 million to the U.S. pension plan in the first nine months of 2009 and an additional $2.1 million in October 2009. The Company does not expect to make additional contributions in 2009 to the U.S. plans. Additional contributions will be required in future years. The Company will evaluate its funding options in 2010 after the year-end funding position is remeasured. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2009. If the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our businesses. In addition, if we were to cease to have active employees participating in our U.K. pension plan or if our U.K. subsidiaries that sponsor the plan become insolvent and in certain other situations, we may be required to wind up the U.K. plan. The statutory funding requirements for a plan in wind-up are materially higher than those for an ongoing plan to allow for the purchase of annuities for all the participants in the plan. While we believe a mandated wind-up of the U.K. plan to be highly unlikely, if it were to occur, it would have a material adverse effect on our business, cash flow and financial condition.

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

ARCH CHEMICALS, INC.
(Registrant)

Dated: November 4, 2009	By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.