Form 10-Q
period 2010-03-31
ARCH CHEMICALS INC
filed 2010-05-07
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $1 par value per share	25,113,683 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$112.1	$70.1
Accounts receivable, net	133.3	126.3
Securitization-related receivable	66.7	76.0
Inventories, net	197.4	145.9
Other current assets	15.1	14.4
Assets held for sale	—	125.1

Total current assets	524.6	557.8
Investments and advances - affiliated companies at equity	2.1	2.0
Property, plant and equipment, net	171.4	176.1
Goodwill	203.0	205.8
Other intangibles	149.7	156.1
Other assets	109.2	112.7

Total assets	$1,160.0	$1,210.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8.7	$11.1
Current portion of long-term debt	21.9	21.9
Accounts payable	169.7	116.9
Accrued liabilities	70.4	75.8
Liabilities associated with assets held for sale	—	57.7

Total current liabilities	270.7	283.4
Long-term debt	260.9	257.7
Other liabilities	257.3	264.5

Total liabilities	788.9	805.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 25.0 shares issued and outstanding (25.0 in 2009)	25.0	25.0
Additional paid-in capital	462.3	461.4
Retained earnings	98.0	91.2
Accumulated other comprehensive loss	(214.2)	(172.7)

Total shareholders’ equity	371.1	404.9

Total liabilities and shareholders’ equity	$1,160.0	$1,210.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Sales	$298.7	$262.2
Cost of goods sold	212.4	181.5
Selling and administration	68.9	65.5
Research and development	4.5	4.2
Interest expense	3.3	4.2
Interest income	0.3	0.3

Income from continuing operations before equity in earnings of affiliated companies and taxes	9.9	7.1
Equity in earnings of affiliated companies	0.2	0.1
Income tax expense	3.4	2.4

Income from continuing operations	6.7	4.8
Loss from discontinued operations (net of tax expense (benefit) of $0.3 and ($0.4))	(0.5)	(1.6)
Gain on sale of discontinued operations (net of tax expense of $2.8)	5.6	—

Net income	$11.8	$3.2

Net income (loss) per common share - Basic:

Continuing operations	$0.27	$0.19
Loss from discontinued operations	(0.02)	(0.06)
Gain on sale of discontinued operations	0.22	—

Basic net income per common share	$0.47	$0.13

Net income (loss) per common share - Diluted:

Continuing operations	$0.27	$0.19
Loss from discontinued operations	(0.02)	(0.06)
Gain on sale of discontinued operations	0.22	—

Diluted net income per common share	$0.47	$0.13

Weighted average common shares outstanding:
Basic	25.0	24.9

Diluted	25.2	25.0

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$11.8	$3.2
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Loss from discontinued operations	0.5	1.6
Gain on sale of discontinued operations	(5.6)	—
Equity in earnings of affiliates	(0.2)	(0.1)
Depreciation and amortization	10.1	10.2
Deferred taxes	1.5	0.1
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	47.3	33.4
Receivables	(48.1)	(39.5)
Inventories	(53.7)	(39.8)
Other current assets	(3.5)	(0.9)
Accounts payable and accrued liabilities	45.6	1.8
Noncurrent liabilities	(0.1)	(3.7)
Other operating activities	(0.1)	1.9

Net operating activities from continuing operations	5.5	(31.8)
Cash flows of discontinued operations	(2.4)	(1.4)

Net operating activities	3.1	(33.2)

Investing activities
Capital expenditures	(5.2)	(6.1)
Businesses acquired in purchase transaction	—	0.3
Proceeds from sale of a business	53.2	0.5
Cash flows of discontinued operations	(0.4)	(1.0)

Net investing activities	47.6	(6.3)

Financing activities
Long-term debt borrowings	64.0	114.8
Long-term debt repayments	(60.7)	(76.4)
Short-term debt (repayments) borrowings, net	(2.5)	(0.6)
Dividends paid	(5.0)	(5.0)
Other financing activities	0.2	(4.4)
Cash flows of discontinued operations	—	—

Net financing activities	(4.0)	28.4

Effect of exchange rate changes on cash and cash equivalents	(4.7)	(0.9)

Net increase (decrease) in cash and cash equivalents	42.0	(12.0)
Cash and cash equivalents, beginning of year	70.1	50.8

Cash and cash equivalents, end of period	$112.1	$38.8

Supplemental cash flow information
Income taxes, net	$1.3	$0.2

Interest paid	$1.7	$6.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2009. The Company’s Biocides Products segment (formerly named Treatment Products) is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and, in particular, the HTH water products business, for the three months ended March 31, 2010 are not indicative of the results to be expected for the entire fiscal year.

As a result of the sale of the industrial coatings business (see Note 6 for further detail), the Company has adjusted its prior period financial statements to include the results of operations of this business, and the gain on the disposition, as a component of discontinued operations. In addition, as a result of the sale, the Company has adjusted the prior period segment operating results to reallocate certain centralized service costs to the Company’s remaining businesses that were previously allocated to the industrial coatings business.

New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16 “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets”) and FASB ASU 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (formerly SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. FASB ASU 2009-17 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The new standards, which also require a number of new disclosures, were effective for the Company on January 1, 2010. The adoption of these pronouncements did not have any impact on the Company’s condensed consolidated financial statements.

2. Share-Based Compensation

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2010 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2009	168	$19.40	$17.38 — 23.00
Options exercised	78	19.36	17.38 — 20.85

Balance, March 31, 2010	90	$19.43	$18.04 — 23.00

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $1.0 million and $0.6 million, respectively. The stock options outstanding at March 31, 2010 had an average remaining contractual life of 2 years.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Performance Awards

Under its 1999 Long Term Incentive Plan and 2009 Long Term Incentive Plan, the Company has granted selected executives and other key employees two types of awards: performance units that vest only upon meeting a performance measure and performance accelerated restricted stock units that vest upon meeting a performance measure, or if that measure is not achieved, upon the employee’s remaining in the employ of the Company for a specific period. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The awards were also designed to recognize and reward achieving targeted return on equity (“ROE”). The awards, which are settled partly in cash and partly in shares of the Company’s stock, are earned at the end of a three-year period provided the ROE target is achieved for that third year. For awards granted prior to 2010, there is an opportunity for accelerated payout of the performance units and performance accelerated restricted stock units if the ROE target is met or exceeded by the end of the second year after the grant. Performance and restricted stock units granted in 2010 do not contain this accelerated payout feature. Performance units that do not meet the performance goal at the end of the third year expire without payment. For the performance accelerated restricted stock units, if the ROE target is not achieved by the end of the third year after grant, the units will be paid out as soon as administratively feasible following the end of the sixth year after grant or in the case of those units granted in 2010, following the end of the fifth year after grant, if, in each case, the executive is still employed at the Company.

The Company accounts for the portion of the award to be settled in shares as an equity-based award, which requires share-based compensation cost to be measured at the grant date, or approval date if awards are amended, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of March 31, 2010, there were 886,000 performance awards granted; of these awards approximately 459,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $13.6 million.

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

The Company has entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to these awards and the Company’s deferred compensation awards. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s long-term incentive plan liabilities, which are also recorded in Selling and administration expenses, and there is no impact on the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

Not including the impact of the equity total return swap agreements, total compensation expense (income) of $2.3 million and $(0.1) million was recognized for the three months ended March 31, 2010 and 2009, respectively. See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income. As of March 31, 2010, there was $17.9 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of three years based on current financial forecasts.

The following table summarizes the performance award activity for the three months ended March 31, 2010 (number of awards in thousands):

Performance Awards
Balance, December 31, 2009	696
Awarded	310
Paid out	105
Cancelled or forfeited	15

Balance, March 31, 2010	886

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of March 31, 2010, the closing stock price was $34.39 and these outstanding awards have not yet vested.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At March 31, 2010, the Company had $8.8 million in Other assets and a deferred compensation liability of $14.4 million in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2009, the Company had $8.8 million in Other assets and a deferred compensation liability of $12.4 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at March 31, 2010 and December 31, 2009.

The Company has entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to these awards and the Company’s performance awards. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation liabilities, which are also recorded in Selling and administration expenses, and there is no impact on the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

3. Earnings Per Share

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

The reconciliations between basic and diluted shares outstanding for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
(in millions)	2010	2009
Basic	25.0	24.9
Common equivalent shares from stock options and performance awards using the treasury stock method	0.2	0.1

Diluted	25.2	25.0

4. Accounts Receivable/Securitization-Related Receivable

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Under the amended program, the fair value of receivables, for which payment of the purchase price by Market Street Funding LLC is deferred, is recorded separately from Accounts receivable, net as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. The fair value of these receivables was $66.7 million at March 31, 2010 and $76.0 million at December 31, 2009. Fair value of the receivables included a reserve for credit losses ($0.8 million at March 31, 2010 and $0.9 million at December 31, 2009) and was not discounted due to the short-term nature of the underlying financial assets.

The costs of the programs for the three months ended March 31, 2010 and March 31, 2009 of $0.2 million and $0.1 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. Under the amended program, the Company pays a facility fee which is equal to 0.75% of the committed amount of the facility. The Company also incurs costs based on the fair market value of the receivables which are sold under the program and for which payment to Market Street Funding LLC has not been deferred. Such costs are based on the cost of commercial paper issued by Market Street Funding LLC plus a margin of 0.75%. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

($ in millions)	March 31, 2010	December 31, 2009
Raw materials and supplies	$69.4	$57.8
Work in process	5.9	7.8
Finished goods	177.8	136.0

Inventories, gross	253.1	201.6
LIFO reserve	(55.7)	(55.7)

Inventories, net	$197.4	$145.9

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2010 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2010.

6. Assets Held for Sale/Discontinued Operations

Industrial Coatings Business

On March 31, 2010, the Company completed the sale of its industrial coatings business to The Sherwin-Williams Company (“Sherwin-Williams”). Gross proceeds from the sale, before expenses and the final working capital adjustment were €39.9 million (approximately $54 million). As a result of the sale, the Company recorded an after-tax gain of $5.6 million, which includes $27.7 million of net cumulative historical foreign currency translation gains that were recognized at the time of the sale. During the three months ended December 31, 2009, the Company recorded transaction costs related to the sale. The net impact of those transaction costs was $0.6 million. Therefore, the total net gain on the sale of the business was $5.0 million. Proceeds from the sale will be used for general corporate purposes. The business had sales for the three months ended March 31, 2010 and 2009 of $34.5 million and $31.5 million, respectively.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The net gain which was recorded during the three months ended March 31, 2010 is reflected in Gain on Sale of Discontinued Operations, as follows:

($ in millions)
Net Assets Sold:
Working capital	$19.3
Non-current assets/liabilities	43.7

Net assets sold	$63.0

Gain on Sale:
Cash proceeds	$53.6
Escrow	0.4
Estimated working capital adjustment	(5.2)

Estimated proceeds	48.8
Net assets sold	(63.0)
Transaction costs incurred	(5.1)
Cumulative foreign currency translation realized	27.7

Pre-tax gain	8.4
Tax expense	(2.8)

Net gain	$5.6

Balance Sheet

The Assets held for sale at December 31, 2009, relate to the industrial coatings business. The major classes of assets and liabilities classified as assets held for sale consist of the following:

($ in millions)
Accounts receivable, net	$35.0
Inventories, net	25.2
Other current assets	1.9
Property, plant and equipment, net	38.8
Other intangibles	24.2

Total assets held for sale	125.1

Accounts payable and accrued liabilities	39.5
Other liabilities	18.2

Total liabilities associated with assets held for sale	57.7

Net assets held for sale	$67.4

As of December 31, 2009, the Company had $31.6 million of unrecognized foreign currency translation gains.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection	Total Biocides Products	Performance Urethanes	Total
Balance, December 31, 2009	$79.1	$78.0	$44.3	$201.4	$4.4	$205.8
Foreign exchange	(0.3)	(2.3)	(0.2)	(2.8)	—	(2.8)

Balance, March 31, 2010	$78.8	$75.7	$44.1	$198.6	$4.4	$203.0

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010			December 31, 2009
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	92.9	31.0	61.9	96.0	30.6	65.4
Toxicology database	13.6	5.6	8.0	14.6	5.7	8.9
Developed technology	15.7	5.2	10.5	16.4	5.1	11.3
Other	13.9	5.8	8.1	13.9	5.4	8.5

Total amortizable other intangibles	136.3	47.8	88.5	141.1	47.0	94.1
Total non-amortizable other intangibles — trademarks	61.3	0.1	61.2	62.1	0.1	62.0

Total other intangibles	$197.6	$47.9	$149.7	$203.2	$47.1	$156.1

Amortization expense for the three months ended March 31, 2010 and 2009 was $2.7 million and $2.6 million, respectively. Estimated amortization expense is $11.2 million for the years ended December 31, 2010 through December 31, 2014.

The Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2010, the Company completed these procedures and concluded that no impairment existed as of January 1, 2010.

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At March 31, 2010, the Company’s quarterly leverage ratio, as defined in the credit facility, was 2.3. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At March 31, 2010 the Company’s interest coverage ratio, as defined in the credit facility, was 10.2. The Company was in compliance with both of these covenants throughout the three months ended March 31, 2010. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. At March 31, 2010, restricted payments were limited to $82.6 million. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.150% at March 31, 2010). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.6% at March 31, 2010). There was $116.5 million debt outstanding under the credit facility at March 31, 2010 and $108.0 million debt outstanding at December 31, 2009.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks, which matures in June 2011. The entire $100.0 million was drawn at closing. The term loan provides for quarterly amortization of principal equal to 5% of the original principal amount of the loan beginning September 30, 2009. Therefore, at March 31, 2010, $85.0 million was outstanding and $20.0 million of the outstanding balance was included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The term loan contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At March 31, 2010 the Company’s quarterly leverage ratio, as defined by the term loan, was 2.3 and the Company’s interest coverage ratio, as defined by the term loan, was 10.2. The Company was in compliance with both of these covenants throughout the three months ended March 31, 2010. Additionally, consistent with the credit facility, this term loan restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At March 31, 2010, restricted payments were limited to $82.6 million. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios (the spread was 2.75% at March 31, 2010).

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured senior Series A notes (the “Notes”). The notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and term loan. At March 31, 2010, the Company’s quarterly leverage ratio, as defined by the shelf agreement, was 2.3 and the Company’s interest coverage ratio, as defined by the shelf agreement, was 10.2. The Company was in compliance with both of these covenants throughout the three months ended March 31, 2010. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At March 31, 2010, restricted payments were limited to $82.6 million.

At March 31, 2010, the Company had $31.8 million of outstanding letters of credit, $5.2 million of which reduced availability under the Company’s credit facility. Additionally, at March 31, 2010, the Company had $2.2 million of outstanding letters of guarantee.

At March 31, 2010, the Company had interest rate swap agreements with a total notional value of $50 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a currency other than the business’ functional currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar, Japanese yen and South African rand). Most of the Company’s currency derivatives expire within one year. During the three months ended March 31, 2010 and 2009, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria to qualify for hedge accounting. Additionally, the Company has entered into cross-currency swap agreements to hedge its exposure to the variability of future foreign currency cash flows through August 2014. The cross-currency swap agreements do not meet the criteria to qualify for hedge accounting.

At March 31, 2010, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $20.2 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $8.9 million. Additionally, the Company had cross-currency swap agreements with a notional value of approximately $3 million.

The counterparties to the Company’s forwards contracts and cross-currency swap agreements are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes; nor is the Company a party to leveraged derivatives.

The following table displays the fair values at March 31, 2010 and December 31, 2009 of the Company’s foreign currency forward contracts which were designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2010	December 31, 2009
Assets
Other current assets	$0.3	$0.2

Liabilities
Accrued liabilities	$0.6	$0.1

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the three months ended March 31, 2010 and 2009, the amounts which were excluded from effectiveness testing for foreign currency forward contracts that were designated as hedging instruments were immaterial. As of March 31, 2010 and December 31, 2009, the fair values of the Company’s foreign currency forward contracts that were not designated as hedging instruments were immaterial. Additionally, during the three months ended March 31, 2010 and 2009, amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such instruments were immaterial.

As of March 31, 2010 and December 31, 2009, the fair value of the Company’s cross-currency swap agreements was immaterial. Additionally, during the three months ended March 31, 2010 and 2009, the amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such swap agreements were immaterial.

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes, such liabilities are adjusted and the impact is recorded in the Company’s Condensed Consolidated Statements of Income. The Company has entered into equity total return swap agreements with a total notional value of 400,000 shares in order to minimize earnings volatility related to the deferred compensation and long-term incentive plans. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and administration expenses and there is no impact on the Company’s Condensed Consolidated Statements of Income.

The counterparty to the agreements is a major financial institution. The agreements will mature in July 2011, at which time cash settlement will occur. The counterparty can terminate the swap on 200,000 shares if the Company’s stock price falls below $11.37, and it can terminate the swap on the remaining 200,000 shares if the stock price falls below $11.05.

The following table displays the fair values at March 31, 2010 and December 31, 2009 of the Company’s equity total return swap derivatives which were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2010	December 31, 2009
Assets
Other assets	$3.8	$2.4

During the three months ended March 31, 2010 and 2009, the Company recognized gains (losses) of $1.4 million and $(2.9) million, respectively, in Selling and administration expenses related to the equity total return swap agreements.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table displays the fair values at March 31, 2010 and December 31, 2009 of the Company’s interest rate swap derivatives which were designated as hedging instruments. Additionally, the table displays the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2010	December 31, 2009
Liabilities
Accrued liabilities	$0.8	$0.8
Other liabilities	0.5	0.6

Total Liabilities	$1.3	$1.4

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended March 31, 2010:

($ in millions)	Accumulated Other Comprehensive Loss (“AOCL”) as of 12/31/09	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 3/31/10
Type of derivative
Interest Rate Swap Agreements	$0.8	$0.2	$—	$(0.2)	$0.8
Foreign Currency Forward Contracts	(0.1)	0.3	0.1	—	0.3

Total	$0.7	$0.5	$0.1	$(0.2)	$1.1

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

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

During the three months ended March 31, 2010 and 2009, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

($ in millions)	Three Months Ended March 31,
	2010	2009
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.5	$2.0
Interest cost on the projected benefit obligation	4.9	4.6
Expected return on plan assets	(5.1)	(4.9)
Amortization of prior service cost	0.1	—
Recognized actuarial loss	2.1	1.4

Net periodic benefit cost	$4.5	$3.1

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

($ in millions)	Three Months Ended March 31,
	2010	2009
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1
Interest cost on the projected benefit obligation	0.2	0.3

Net periodic benefit cost	$0.3	$0.4

The Company has no minimum funding requirements for the U.S. pension plans in 2010, however, the Company currently anticipates making approximately $25 million of voluntary contributions to the qualified plan in order to continue to meet the full funding phase-in thresholds of the Pension Protection Act of 2006. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2010 is expected to be $3-4 million higher than 2009.

Hickson U.K. Pension Plans

During the three months ended March 31, 2010 and 2009, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

($ in millions)	Three Months Ended March 31,
	2010	2009
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.5	$0.4
Interest cost on the projected benefit obligation	4.9	4.4
Expected return on plan assets	(4.6)	(4.0)
Recognized actuarial loss	0.9	0.5

Net periodic benefit cost	$1.7	$1.3

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2010. During the three months ended March 31, 2010, $7.4 million was contributed to the U.K. pension plans. Pension expense in 2010 is expected to be $2-3 million higher than 2009.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended March 31,
($ in millions)	2010	2009
Net income	$11.8	$3.2

Foreign currency translation adjustments	(43.0)	(3.0)
Net unrealized (loss) gain on derivative instruments	(0.4)	0.6
Pension liability adjustment	1.9	1.2

Total other comprehensive loss	(41.5)	(1.2)

Comprehensive (loss) income	$(29.7)	$2.0

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity, since the Company intends to continue to reinvest these earnings.

12. Segment Reporting

As a result of the sale of the industrial coatings business, the Company has adjusted its prior year financial statements to include the results of the industrial coatings business and the gain on the disposition as a component of discontinued operations. In addition, as a result of the sale, the Company has adjusted the prior period segment operating results to reallocate certain centralized service costs to the Company’s other businesses that were previously allocated to the industrial coatings business.

The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are Biocides Products (formerly named Treatment Products) and Performance Products. The Biocides Products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection business.

	Three Months Ended March 31,
($ in millions)	2010	2009
Sales:
Biocides Products:
HTH Water Products	$116.0	$102.7
Personal Care and Industrial Biocides	80.9	68.1
Wood Protection	57.7	46.7

Total Biocides Products	254.6	217.5
Performance Products:
Performance Urethanes	39.7	41.0
Hydrazine	4.4	3.7

Total Performance Products	44.1	44.7

Total Sales	$298.7	$262.2

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Biocides Products:
HTH Water Products	$4.2	$9.3
Personal Care and Industrial Biocides	18.5	11.1
Wood Protection	(0.9)	(3.3)

Total Biocides Products	21.8	17.1
Performance Products:
Performance Urethanes	(2.6)	1.9
Hydrazine	0.8	0.7

Total Performance Products	(1.8)	2.6
Corporate Unallocated	(6.9)	(8.6)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	13.1	11.1
Equity in Earnings of Affiliated Companies	(0.2)	(0.1)

Total Operating Income	12.9	11.0
Interest expense, net	(3.0)	(3.9)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$9.9	$7.1

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Capital Spending:
Biocides Products:
HTH Water Products	$2.0	$1.9
Personal Care and Industrial Biocides	2.1	2.7
Wood Protection	0.4	0.8

Total Biocides Products	4.5	5.4
Performance Products:
Performance Urethanes	0.4	0.6
Hydrazine	0.3	0.1

Total Performance Products	0.7	0.7

Total Capital Spending	$5.2	$6.1

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

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2007 through May 31, 2008, during which time the Company paid duty rates of 76% for part of the period and 20% for the remainder of the period. During the fourth quarter of 2009, the DOC made its final determination that reduced the Company’s antidumping duty rate for the entire period to 20%. As a result of the final determination, the Company recorded a pre-tax benefit of $1.0 million in the fourth quarter of 2009. Since this determination was not appealed, during the three months ended March 31, 2010 the Company began receiving the cash refund and the remainder of the refund is expected to be received during 2010.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Based upon the final determination for the period of June 1, 2007 through May 31, 2008, the Company began paying cash deposits for imports at a rate of approximately 20% in December of 2009.

An administrative review has also commenced to determine the final rate for the period of June 1, 2008 to May 31, 2009.

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. As of March 31, 2010, the plaintiff had identified 545 boats in need of repair and the plaintiff claimed that it had expended €4.5 million (approximately $6.0 million) to repair 513 of those boats. There is no trial date set for this case, and a court-appointed expert is in the process of determining the technical cause of the problem, as well as the extent of the damages. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. ACF sold its assets in the sale of the industrial coatings business to Sherwin-Williams and has retained the liability for the lawsuit. At March 31, 2010, ACF had €0.8 million (approximately $1.0 million) accrued for this matter. The Company believes the high end of the range of possible outcomes is €4.5 million (approximately $6.0 million). However, it is possible that the high end of the range could ultimately increase or decrease based upon the findings of the court-appointed expert. Due to the multiple variables involved in the case (i.e., the uncertainty surrounding the number of boats which were damaged, the costs to repair the damages, the cause of the alleged damage, the Company’s responsibility for the alleged costs of repair), it is currently not possible to make an estimate of any amount above the amount of the current stated claim. An unfavorable outcome related to this matter could have a material adverse effect on the Company’s results of operations and cash flows.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company is being sued by the current owner of a former Hickson site in Italy for remediation of environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.0 million) for the remediation of the site. The matter is currently within the Italian court system. Based on remediation actions completed in 2008, the Company believes it has no further obligation at the site. The local authorities, however, continue to review the condition of the site and may require additional work and risk assessments to be performed. Although the site was related to the Company’s industrial coatings business, liability for this lawsuit has been retained by the Company notwithstanding the sale of the business to Sherwin-Williams. The Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, cash flow or results of operations.

The Company has been notified by the Brazilian tax authorities of various assessments, totaling approximately R$9 million (approximately $5 million), related to alleged non-income tax deficiencies for tax years ranging from 1988 to 2003. The Company has recorded a liability of R$2.7 million (approximately $1.5 million) for any assessments for which it is probable that the Company will be unable to successfully defend itself. The Company believes that the remainder of the assessments are without merit and the Company does not believe that the resolution of these assessments is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

In 1999, Olin and the Company entered into an agreement, which specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisitions of Hickson International and Koppers Arch Wood Protection (Aust) Pty Ltd, the Company acquired certain environmental exposures and potential liabilities of current and past operation sites which have been accrued for in the accompanying condensed consolidated financial statements.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies and remedial activities, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of the other potentially responsible parties; the Company’s ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

In connection with the disposition of the industrial coatings business on March 31, 2010, the Company provided indemnification for the costs of remediation necessary to comply with applicable environmental laws in relation to certain specifically identified pre-closing environmental contamination and non-compliances at the sites used in the business at the time of disposal. Although there are no monetary caps or time limits applicable to the Company’s obligation to indemnify for the remediation costs, the Company estimates the potential exposure to be approximately $1.0 million. At March 31, 2010, the Company had a liability recorded for such amount in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company also provided indemnification for certain other unknown environmental matters relating to the pre-closing operations of the industrial coatings business. This indemnification obligation is subject to both time limits (three years in the case of penalties for non-compliance with applicable environmental laws and permits and seven years in the case of offsite and former property environmental contamination) and a €5 million (approximately $7 million) aggregate monetary cap on all warranty and

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

environmental matters arising out of the transaction (other than the remediation costs associated with the specifically identified onsite contamination and non-compliances discussed above). All other liabilities relating to environmental matters at the sites, and arising in connection with the industrial coatings business before March 31, 2010 have been assumed by the purchaser.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the three months ended March 31, 2010.

14. Income Taxes

The total amount of unrecognized tax benefits at March 31, 2010 was $11.8 million compared to $13.2 million at December 31, 2009. The principal reason for the $1.4 million decrease was a transfer of the liability to pay income taxes resulting from the sale of the industrial coatings business. Although the income tax liability was transferred, in conjunction with the terms of the sale, the Company has indemnified Sherwin-Williams for any payments made by Sherwin-Williams related to such liability and, therefore, at March 31, 2010 the Company had a $1.4 million liability recorded in Other liabilities on its Condensed Consolidated Balance Sheet. The unrecognized tax benefits of $11.8 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $1.4 million of the remaining $11.8 million of unrecognized tax benefits prior to March 31, 2011, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

The Company is subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. The Company’s federal income tax return for 2008 is open to possible examination and adjustment. The Company is currently preparing its 2009 federal income tax return. Additionally, the tax years 2004 through 2008 remain open to examination in both the United Kingdom (“U.K.”) and Italy, which are major taxing jurisdictions where the Company is subject to foreign taxes.

The Company’s estimated annual effective tax rate reflects the tax benefit from our U.K. financing structure. During 2009, tax legislation was enacted in the U.K. which could limit the tax benefit of the Company’s U.K. financing structure, thereby increasing the Company’s future effective tax rate beginning in 2011 and may impact previously recorded deferred tax assets.

15. Fair Value Measurements

FASB ASC 820 established a new framework for measuring fair value. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Derivatives

The Company has foreign currency forward contracts, cross-currency swaps, interest rate swaps and equity total return swaps recorded at fair value. The fair value for the foreign currency forward contracts is determined using prices from active over-the-counter markets. The cross-currency swap agreements are valued using models which are based on market observable inputs, including foreign currency spot rates, foreign currency forward rates and interest rates. The interest rate swap agreements are valued using models which are based on market observable inputs, including LIBOR rates and yield curves. The Company’s equity total return swap agreements are also valued using models which are based on market observable inputs, principally the Company’s stock price. All derivatives are included in Level 2.

Securitization

Under the Company’s amended securitization program, the Company records receivables for which the payment of the purchase price by Market Street Funding LLC has been deferred, at fair value as a Securitization-related receivable on the accompanying Consolidated Balance Sheets. Such fair value includes a reserve for credit losses. The receivables are not discounted due to the short-term nature of the underlying financial assets. The Securitization-related receivable is included in Level 3 and net payments by Market Street Funding LLC for the three months ended March 31, 2010 were $9.3 million.

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust which are recorded at fair value	$8.8	$—	$—	$8.8
Securitization-related receivable	—	—	66.7	66.7
Foreign currency forward contracts	—	0.3	—	0.3
Equity total return swap agreements	—	3.8	—	3.8

Total Assets	$8.8	$4.1	$66.7	$79.6

Liabilities
Deferred compensation	$14.4	$—	$—	$14.4
Foreign currency forward contracts	—	0.6	—	0.6
Cross-currency swap agreements	—	0.5	—	0.5
Interest rate swap agreements	—	1.3	—	1.3

Total Liabilities	$14.4	$2.4	$—	$16.8

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust which are recorded at fair value	$8.8	$—	$—	$8.8
Securitization-related receivable	—	—	76.0	76.0
Foreign currency forward contracts	—	0.2	—	0.2
Equity total return swap agreements	—	2.4	—	2.4

Total Assets	$8.8	$2.6	$76.0	$87.4

Liabilities
Deferred compensation	$12.4	$—	$—	$12.4
Foreign currency forward contracts	—	0.1	—	0.1
Cross-currency swap agreements	—	0.3	—	0.3
Interest rate swap agreements	—	1.4	—	1.4

Total Liabilities	$12.4	$1.8	$—	$14.2

During the three months ended March 31, 2010 there were no transfers between Level 1 and Level 2.

16. Financial Instruments

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable approximated fair values due to the short-term maturities of these instruments.

The fair value of the Company’s borrowings, if any, under its existing credit facility, approximates book value due to the relatively short period such debt is expected to be outstanding and the fact that the interest rates on the borrowings are reset every one to six months. The fair value of the borrowings under the term loan approximates book value as the interest rates on the borrowings are reset every one to six months. The fair value of the Company’s $75.0 million of borrowings under the shelf agreement was approximately $81 million at March 31, 2010. The fair value of the Company’s Short-term borrowings approximates the book value due to the floating interest rate terms and the short maturity of the instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Biocides Products segment (formerly named Treatment Products) is seasonal in nature, in particular the HTH water products business. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not indicative of the results to be expected for the entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring expense and impairment expense. The Company includes the equity in earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity in earnings are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and (losses) that are directly related to the segments are included in segment operating results.

As a result of the sale of the industrial coatings business, the Company has adjusted its prior year financial statements to include the results of the industrial coatings business as a component of discontinued operations. In addition, as a result of the sale, the Company has adjusted its prior period segment operating results to reallocate certain centralized service costs to the Company’s other businesses that were previously allocated to the industrial coatings business.

The Company has seen some improvement in consumer demand during the first quarter of 2010 from the depressed global economy in 2009 which impacted the operating performance of several of the Company’s businesses. The overall economic environment for our wood protection business was depressed in 2009 as new housing starts were down significantly and consumers continued to be faced with general economic uncertainty, fueled by weak consumer credit markets and lagging consumer confidence as a result of the volatile and often erratic financial markets experienced over recent years. All of these factors have decreased demand for lumber and other construction materials. This has put pressure on the operating results and cash flows of the business. If there is no substantial recovery over the next several years, the earnings and the cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

Additionally, the depressed economy in 2009 impacted our performance urethanes business, reducing its overall operating results, and has persisted through the first three months of 2010. The performance urethanes business also had a significant contract expire at the end of 2009, which will decrease the annual operating income by approximately $12 million starting in 2010. We believe that organic growth and our pipeline of new product offerings should mitigate a portion of this decrease. If the results for this business were to continue to decline further, if there is no recovery over the next several years or if the business is unsuccessful in new product offerings, the earnings and the cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Consolidated

	Three Months
	Ended March 31,
(In millions, except per share amounts)	2010	2009
Sales	$298.7	$262.2

Gross margin	$86.3	$80.7
Selling and administration	68.9	65.5
Research and development	4.5	4.2
Interest expense, net	3.0	3.9
Equity in earnings of affiliated companies	0.2	0.1
Income tax expense	3.4	2.4

Income from continuing operations	6.7	4.8
Loss from discontinued operations, net of tax	(0.5)	(1.6)
Gain on sale of discontinued operations, net of tax	5.6	—

Net income	$11.8	$3.2

Diluted income per common share – continuing operations	$0.27	$0.19

Three Months Ended March 31, 2010 Compared to 2009

Sales increased $36.5 million or 14 percent due to higher volumes (eight percent) and favorable foreign exchange (six percent). The higher volumes were principally driven by increased demand in the personal care and industrial biocides and wood protection businesses.

Gross margin percentage was 28.9% and 30.8% for 2010 and 2009, respectively. The decrease in gross margin percentage in 2010 was principally due to higher raw material costs for the performance urethanes and HTH water products businesses as well as the completion, at the end of 2009, of a long-term contract manufacturing arrangement in the performance urethanes business. This decline in gross margin percentage was partially offset by higher volumes for the industrial biocides business.

Selling and administration expenses as a percentage of sales were 23.1% in 2010 and 25.0% in 2009. The decrease in Selling and administration expenses as a percentage of sales in 2010 was due to higher sales volumes. Selling and administration expenses increased $3.4 million from 2009 principally due to higher pension expense.

Interest expense, net, decreased $0.9 million principally due to lower net debt.

The tax rate on income from continuing operations for the three months ended March 31, 2010 and 2009 was 34.0% and 33.5%, respectively. The 2010 full-year effective tax rate is estimated to be in the range of 34% to 35%.

Loss from discontinued operations, net, during the three months ended March 31, 2010 and 2009 represents the results of operations for the industrial coatings business until its sale in March 2010.

The Gain on sale of discontinued operations, net, during the three months ended March 31, 2010 relates to the sale of the industrial coatings business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Second Quarter and Full Year Outlook

For the second quarter, the Company anticipates earnings per share from continuing operations to be in the $1.50 to $1.65 per share range, compared to earnings per share from continuing operations of $1.23 during the second quarter of 2009. Higher results are expected from the Biocides Products segment. The improvement from HTH water products assumes increased volumes in North America. The Company also expects improved operating results for the personal care and industrial biocides businesses due to higher volumes from favorable market conditions, as well as lower raw material and sourcing costs. Further, wood protection results are forecast to improve principally as a result of a moderate recovery in the U.S. housing and construction markets. These improvements will be partially offset by higher general corporate expenses as prior year benefitted from favorable foreign exchange gains associated with loans with the Company’s foreign subsidiaries.

As the Company enters its peak seasonal earnings period, it is maintaining its full-year 2010 sales guidance of an eight to ten percent increase over 2009. In addition, its guidance of 2010 full-year earnings from continuing operations remains in the $1.90 to $2.10 range, although the Company now anticipates earnings to be towards the high end of this range. The Company will update its full-year guidance after the second quarter. The Company now expects depreciation and amortization to be in the $40 to $45 million range and capital spending to be in the $30 to $35 million range reflecting the sale of the industrial coatings business. The effective tax rate from continuing operations is estimated to be in the 34 to 35 percent range, compared to its previous guidance in the 35 to 36 percent range.

Segment Information

The Company has organized its business portfolio into two operating segments to reflect the Company’s business strategy. The two segments are Biocides Products and Performance Products. The Biocides Products segment includes three reportable business units: the HTH water products business, the personal care and industrial biocides business, and the wood protection business. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring (income) expense and impairment expense. The Company believes the exclusion of restructuring and impairment expense from segment operating income provides additional perspective on the Company’s underlying business trends and provides useful information to investors by excluding amounts from the Company’s results that the Company does not believe are indicative of ongoing operating results.

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

Biocides Products

	Three Months
	Ended March 31,
	2010	2009
	(in millions)
Results of Operations:
Sales
HTH Water Products	$116.0	$102.7
Personal Care & Industrial Biocides	80.9	68.1
Wood Protection	57.7	46.7

Total Biocides Products	$254.6	$217.5

Operating income (loss)
HTH Water Products	$4.2	$9.3
Personal Care & Industrial Biocides	18.5	11.1
Wood Protection	(0.9)	(3.3)

Total Biocides Products	$21.8	$17.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2010 Compared to 2009

Sales increased $37.1 million or 17 percent as higher volumes (12 percent) and favorable foreign exchange (seven percent) were partially offset by lower pricing (two percent).

Operating income increased $4.7 million as improved operating results for the personal care and industrial biocides business and the wood protection business more than offset lower operating results for HTH water products.

HTH Water Products

Sales increased $13.3 million, or 13 percent, due to favorable foreign exchange (nine percent) and higher volumes (four percent). The increased volumes principally related to North America and were primarily due to the branded distribution and surface water businesses (the water treatment chemicals business of Advantis Technologies) and the repacker business, which more than offset lower volumes to the Company’s mass retail customers. The lower mass retail volumes were due to timing as a result of our customers’ replenishment strategies to manage inventory levels closer to peak seasonal demand.

As expected, operating income for the quarter was lower than prior year. Operating income decreased $5.1 million as improved volumes and favorable foreign exchange were more than offset by higher raw material costs and unfavorable sales mix.

Personal Care and Industrial Biocides

Sales increased $12.8 million, or 19 percent, due to higher volumes. Favorable foreign exchange (three percent) offset lower pricing. The higher volumes were primarily due to strong demand across all market sectors, particularly for biocides used in antidandruff products and biocides used in building products, as the global construction markets saw modest improvement from the first quarter of 2009.

Operating income increased $7.4 million as the higher volumes, lower raw material and plant costs and favorable foreign currency gains more than offset the lower pricing and higher freight costs.

Wood Protection

Sales increased $11.0 million, or 24 percent, as higher volumes (17 percent) and favorable foreign exchange (eleven percent) more than offset lower pricing (four percent). The higher volumes were primarily related to increased demand in North America and Europe for residential and industrial wood preservatives, principally due to new accounts. The lower pricing primarily related to unfavorable customer mix in Europe.

Operating results improved $2.4 million due to higher volumes and lower raw material costs, which more than offset the impact of lower pricing.

Performance Products

	Three Months Ended March 31,
	2010	2009
	(in millions)
Results of Operations:
Sales
Performance Urethanes	$39.7	$41.0
Hydrazine	4.4	3.7

Total Performance Products	$44.1	$44.7

Operating income (loss)
Performance Urethanes	$(2.6)	$1.9
Hydrazine	0.8	0.7

Total Performance Products	$(1.8)	$2.6

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended March 31, 2010 Compared to 2009

Sales decreased $0.6 million, or one percent, as lower volumes (11 percent) more than offset improved pricing (ten percent). Operating results decreased by $4.4 million.

Performance Urethanes

Performance urethanes sales decreased $1.3 million, or three percent. Volumes decreased 14 percent principally due to lower demand for propylene glycol products resulting from the downturn in the U.S. economy, as well as the conclusion of a long-term contract manufacturing arrangement at the end of 2009. The decrease in volumes was partially offset by higher pricing (11 percent) driven by increased raw material costs. Operating results decreased by $4.5 million as the conclusion of the contract manufacturing arrangement, higher raw material costs and the lower volumes more than offset the higher pricing.

Hydrazine

Hydrazine sales and operating income were consistent with 2009.

In 2009, Lyondell, a key supplier to the Company’s hydrazine and performance urethanes businesses, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy case, this vendor filed several motions with the court to terminate all service agreements with the Company at the Company’s Lake Charles site, a key raw material supply agreement and a toll manufacturing agreement at the Company’s Brandenburg site. After hearings, the bankruptcy court terminated the service agreements and the raw material supply agreement. The motion to terminate the toll manufacturing agreement is still pending and has not yet been heard by the court. New agreements are currently being negotiated with Lyondell. The Company does not believe that there will be any significant impact on our operating results in 2010 if agreements can be reached. However, if the Company is unable to enter into a new service, raw material supply and toll manufacturing agreements with Lyondell, or arrange for alternatives, the outcome could have a material impact on this segment’s operating results in the future.

Corporate Expenses (Unallocated)

	Three Months
	Ended March 31,
	2010	2009
	(in millions)
Results of Operations:
Unallocated Corporate Expenses	$(6.9)	$(8.6)

Three Months Ended March 31, 2010 Compared to 2009

Unallocated corporate expenses decreased principally due to favorable foreign exchange gains in 2010 associated with loans with the Company’s foreign subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Three Months
	Ended March 31,
Cash Flow Data	2010	2009
	(in millions)
Provided By (Used In):
Accounts receivable securitization program	$47.3	$33.4
Change in working capital	(59.7)	(78.4)
Net operating activities from continuing operations	5.5	(31.8)
Capital expenditures	(5.2)	(6.1)
Businesses acquired in purchase transactions	—	0.3
Proceeds from sale of a business	53.2	0.5
Net investing activities	47.6	(6.3)
Debt borrowings (repayments), net	0.8	37.8
Net financing activities	(4.0)	28.4

Three Months Ended March 31, 2010 Compared to 2009

For the three months ended March 31, 2010, $5.5 million was provided by operating activities from continuing operations, compared to $31.8 million used by operating activities from continuing operations during the three months ended March 31, 2009. The improvement in 2010 was principally due to a continued focus on reducing working capital and increased use of the accounts receivable securitization program.

Accounts receivable, net, at March 31, 2010 was 11 percent lower than at March 31, 2009, despite the fact that sales during the three months ended March 31, 2010 were higher than the three months ended March 31, 2009. At March 31, 2010, days sales outstanding (“DSO”) was 63 days, as compared to 71 days at March 31, 2009, excluding the industrial coatings business. The improvement in DSO from March 31, 2009 to March 31, 2010 is due to the Company’s continued focus on collections and tight credit controls. The Company continues to closely monitor its accounts receivable balances and assess the allowance for doubtful accounts. The allowance was $4.4 million at March 31, 2010, compared to $4.5 million at December 31, 2009, excluding the industrial coatings business.

Inventories, net at March 31, 2010 were 13 percent lower than at March 31, 2009. At March 31, 2010 the Company’s inventory months on hand (“MOH”) was 4.1, compared to 5.2 at March 31, 2009. The decrease in MOH at March 31, 2010 versus March 31, 2009 is principally due to inventory reduction programs across all of the Company’s businesses. The obsolescence reserve was $10.5 million at March 31, 2010, compared to $10.1 million at December 31, 2009, excluding the industrial coatings business.

Capital expenditures for the first three months of 2010 were consistent with the first three months of 2009. Capital expenditures for 2010 are expected to be in the $30 million to $35 million range.

On March 31, 2010, the Company completed the sale of its non-strategic industrial coatings business to Sherwin-Williams. Total net proceeds from the sale are expected to be approximately $43 million, net of expenses and a final working capital adjustment. As of March 31, 2010, the Company has received €39.6 million ($53.6 million) of proceeds, which is offset by $0.4 million of transaction costs paid. The Company estimates making the payment of the remaining transaction costs and final working capital adjustment during 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On October 10, 2008, the Company completed the acquisition of the water treatment chemicals business of Advantis. The purchase price included a final post-closing working capital adjustment of $0.3 million, which was received by the Company in the first quarter of 2009.

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $16.5 million of which had been received as of March 31, 2010. The balance is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet. No proceeds were received during the three months ended March 31, 2010. Proceeds of $0.5 million were received during the three months ended March 31, 2009.

Debt borrowings, net of repayments, were $37.0 million lower during the three months ended March 31, 2010 principally due to the Company using excess cash which was primarily generated from the Company’s working capital reduction efforts, instead of borrowing. Additionally, during the three months ended March 31, 2010 the Company increased its use of its accounts receivable securitization program. In March 2009, the Company used its unsecured $350.0 million senior revolving credit facility (“credit facility”) to repay $62.0 million of Series B notes which came due.

On March 16, 2010, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $5.0 million in both the three months ended March 31, 2010 and the three months ended March 31, 2009.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At March 31, 2010, the Company’s quarterly leverage ratio, as defined in the credit facility, was 2.3. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At March 31, 2010, the Company’s interest coverage ratio, as defined in the credit facility, was 10.2. The Company was in compliance with both of these covenants throughout the three months ended March 31, 2010. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. Restricted payments were limited to $82.6 million at March 31, 2010. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At March 31, 2010, the Company had $228.3 million of available borrowings under the credit facility.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks, which matures in June 2011. The entire $100.0 million was drawn at closing and $85.0 million remained outstanding at March 31, 2010. The term loan provides for quarterly amortization of principal equal to five percent of the original principal amount of the term loan beginning September 30, 2009. Therefore $20.0 million of the outstanding balance March 31, 2010 was included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The term loan contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At March 31, 2010 the Company’s quarterly leverage ratio, as defined in the term loan, was 2.3 and the Company’s interest coverage ratio, as defined in the term loan, was 10.2. The Company was in compliance with both of these covenants throughout the three months ended March 31, 2010. Additionally, consistent with the credit facility, this term loan restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At March 31, 2010, restricted payments were limited to $82.6 million. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios.

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured senior notes (the “Notes”). The Notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and term loan. At March 31, 2010 the Company’s quarterly leverage ratio, as defined in the shelf agreement, was 2.3 and the Company’s interest coverage ratio, as defined in the shelf agreement, was 10.2. The Company was in compliance with both of these covenants throughout the three months ended March 31, 2010. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At March 31, 2010, restricted payments were limited to $82.6 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

On October 6, 2009, the Company entered into an accounts receivable securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s previous program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. Under the amended program, the Company can sell domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through its wholly-owned subsidiary, Arch Chemicals Receivables Corporation (“ACRC”). Additionally, the program provides ACRC with the ability to issue letters of credit. The amount of funding that the Company can obtain under the program is subject to change based upon the level of eligible receivables with a maximum amount of $80 million. No more than $30 million of such funding can relate to letters of credit. The amended program is subject to annual renewal. See Note 4 of Notes to Condensed Consolidated Financial Statements.

At March 31, 2010, the Company had $31.8 million of outstanding letters of credit, $5.2 million of which reduced availability under the Company’s credit facility. Additionally, at March 31, 2010, the Company had $2.2 million of outstanding letters of guarantee.

The Company believes that the credit facility, which the Company intends to refinance during 2010, term loan, shelf agreement, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if the Company’s earnings or cash flows were to fall significantly below current expectations and/or a default condition were triggered under its funding agreements or if the Company’s funding providers do not honor their commitments, a risk exists that the Company would not have enough liquidity to meet its operating needs. In addition, adverse developments in the financial markets could reduce the sources of liquidity for the Company.

Although the Company has seen some improvement in consumer demand during the first quarter of 2010, the turmoil in the global economy throughout 2009 impacted the operating performance of several of the Company’s businesses. As a result, the estimated fair values have decreased for some of the Company’s reporting units, in particular the wood protection reporting unit, and the assets of such reporting units. If these conditions were to continue to decline or persist at current depressed levels throughout the next several years, the following assets for the wood protection business could become impaired: Goodwill of $44.1 million and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $57.6 million. Additionally, the Company’s performance urethanes business had a significant contract expire at the end of 2009 and the annual operating income will decrease by approximately $12 million starting in 2010. We believe that organic growth and our pipeline of new product offerings should mitigate a portion of this decrease. If the performance urethanes business’ earnings and/or cash flows were to fall below current expectations due to further deterioration of market conditions, or if the business is unsuccessful with new product offerings, the following assets could become impaired: Goodwill of $4.4 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $14.3 million.

The Company’s performance urethanes and hydrazine businesses are non-core to its portfolio and are managed for cash, which is invested in growing our core Biocides portfolio. Since the Company considers these businesses non-core, the Company does not believe that they will be in the portfolio in the long-term. Although the Company currently does not have any plans in place, the Company continues to evaluate various strategic options for these businesses, which include possible divestiture. At March 31, 2010, the net assets of the performance urethanes and hydrazine businesses were $35.1 million and $0.1 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As provided in the Biocidal Products Directive (“BPD”), the European Union (“EU”) is reviewing the classification and labeling of a number of chemicals under a new, more wide-ranging procedure. One of the Company’s products, poly hexamethylene biguanide hydrochloride (“PHMB”), which has been on the market for many years providing valuable disinfection, preservation, cleaning and hygiene functions, is one of the chemicals under review. France, in its role as lead reviewer of PHMB under the BPD, has proposed a much more conservative classification of PHMB. PHMB is currently being reviewed by the European Chemicals Agency (“ECHA”) to determine if the French classification should be upheld. If the new classification is upheld, there is the potential for customers electing to discontinue the use of PHMB and PHMB-related products in response to the new classification and such discontinuation could also extend beyond the EU. The Company is actively defending against this new classification of the product as well as developing alternative products. If ECHA does not overturn the classification and the Company’s customers make the decision to no longer purchase PHMB as a result of this change in classification, the Company’s operating results in the future and up to $15 million of PHMB-related intangible assets could be impacted.

Olin Corporation (“Olin”), who is a major supplier of chlorine and caustic soda to the Company’s HTH Water Products U.S. business, may be required by pending regulatory legislation to make a decision by June 30, 2012 to shut down or convert its mercury cell chlorine-caustic plant in Charleston, Tennessee to non-mercury based production technology. Under the pending legislation, if the decision is to convert, the plant would be required to be converted by June 30, 2015; and if the decision is not to convert, the plant would be required to be shut down by June 30, 2013. Any shutdown could adversely affect the Company’s Charleston plant which is supplied by Olin. If Olin were to convert the mercury cell chlorine-caustic plant at the site, the Company may need to materially increase its capital expenditures at such site. The Company does not believe a shut down or conversion of their plant will have a significant impact on the Company’s operating results in 2010.

The Company currently has no minimum funding requirements for the U.S. pension plans in 2010, however, the Company currently anticipates making approximately $25 million of voluntary contributions to the qualified plan in order to continue to meet the full funding phase-in thresholds of the Pension Protection Act of 2006. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $15 million to $20 million in 2010.

On May 4, 2010, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on June 18, 2010 to shareholders of record at the close of business on May 20, 2010.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” FASB ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The new standard will be effective for the Company on January 1, 2011. The Company is currently evaluating the impact of the adoption of the pronouncement, if any.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed include but are not limited to: general economic and business and market conditions; no improvement or weakening in U.S., European and Asian economies; increases in interest rates; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; loss of key customers; the Company’s ability to maintain chemical price increases or achieve targeted price increases; higher-than-expected raw material and energy costs and availability for certain chemical product lines; unexpected changes in the antidumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; inability to obtain transportation for our chemicals; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions or tax matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer or Company plants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; ability to obtain financing at attractive rates; financial market disruptions that impact our customers or suppliers; and gains or losses on derivative instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, commodity prices and stock prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 50 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2010 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $0.8 million. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s interest rate swap agreements.

Foreign Currency Risk

At March 31, 2010 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $20.2 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $8.9 million. Additionally, the Company has entered into cross-currency swap agreements with a total notional value of approximately $3 million.

Approximately 30 percent of the Company’s sales and expenses are denominated in currencies other than the U.S. dollar. As a result, the Company is subject to risks associated with its foreign operations, including currency devaluations and fluctuations in currency exchange rates. Holding other variables constant, if there were a 10 percent change in foreign currency exchange rates, the net effect on the Company’s annual cash flows would be an increase (decrease) of between $2 million to $3 million related to the unhedged portion. Any increase (decrease) in cash flows resulting from the Company’s hedge forward contracts would be offset by an equal (decrease) increase in cash flows on the underlying transaction being hedged. The application of U.S. GAAP may cause increased volatility in the Company’s results of operations in the future if the Company changes its policies, or if some of the derivative instruments do not meet the requirements for hedge accounting. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s foreign currency forward contracts and its cross-currency swap agreements.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations of natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene oxide, scrap copper metal, chromic acid and monoethanolamine (“MEA”). It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the company’s rolling twelve-month copper requirements. At March 31, 2010, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid, propylene oxide or copper would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million. Additionally, holding other variables constant, a 10 percent adverse change in the price of either natural gas or ethylene oxide, would decrease the Company’s annual results of operations and annual cash flows by approximately $1 million.

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

See the Company’s Form 10-K for the year ended December 31, 2009 for additional information on the above items.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, as of March 31, 2010, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) In January 2010, an employee delivered to the Company 41,741 shares of the Company’s Common Stock (“Shares”) as payment for the exercise price of outstanding employee stock options under the 1999 Long Term Incentive Plan (“1999 LTIP”) and in March 2010 another employee delivered 743 shares as payment for the exercise price of outstanding employee stock options under the 1999 LTIP. These transactions are shown in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Weighted Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	41,741	$31.77	0	N/A
February 1, 2010 through February 28, 2010	0	$0	0	N/A
March 1, 2010 through March 31, 2010	743	$33.78	0	N/A

Total	42,484	$31.81	0	N/A

Item 6.	Exhibits

Exhibit No.	Description

2	Deed of Adherence and Amendment, dated 31 March 2010, among Arch Chemicals, Inc., The Sherwin-Williams Company and related parties.

10.1	Form of Award Description and Agreement for Performance Unit Award Granted under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan.

10.2	Form of Award Description and Agreement for Performance Accelerated Restricted Stock Unit Award Granted Under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

May 7, 2010	By:	/s/ STEVEN C. GIULIANO
Steven C. Giuliano
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2	Deed of Adherence and Amendment, dated 31 March 2010, among Arch Chemicals, Inc., The Sherwin-Williams Company and related parties.

10.1	Form of Award Description and Agreement for Performance Unit Award Granted under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan.

10.2	Form of Award Description and Agreement for Performance Accelerated Restricted Stock Unit Award Granted Under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.