Form 10-Q
period 2010-06-30
ARCH CHEMICALS INC
filed 2010-08-05
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $1 par value per share	25,121,433 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75.8	$70.1
Accounts receivable, net	122.9	126.3
Securitization-related receivable	86.9	76.0
Inventories, net	163.3	145.9
Other current assets	16.4	14.4
Assets held for sale	—	125.1

Total current assets	465.3	557.8
Investments and advances - affiliated companies at equity	2.2	2.0
Property, plant and equipment, net	168.4	176.1
Goodwill	203.2	205.8
Other intangibles	146.6	156.1
Other assets	105.4	112.7

Total assets	$1,091.1	$1,210.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7.3	$11.1
Current portion of long-term debt	111.1	21.9
Accounts payable	147.5	116.9
Accrued liabilities	81.2	75.8
Liabilities associated with assets held for sale	—	57.7

Total current liabilities	347.1	283.4
Long-term debt	78.0	257.7
Other liabilities	248.3	264.5

Total liabilities	673.4	805.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 25.0 shares issued and outstanding (25.0 in 2009)	25.0	25.0
Additional paid-in capital	463.9	461.4
Retained earnings	136.5	91.2
Accumulated other comprehensive loss	(207.7)	(172.7)

Total shareholders’ equity	417.7	404.9

Total liabilities and shareholders’ equity	$1,091.1	$1,210.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$441.4	$377.0	$740.1	$639.2
Cost of goods sold	290.9	256.8	503.3	438.3
Selling and administration	76.4	66.4	145.3	131.9
Research and development	5.1	4.9	9.6	9.1
Interest expense	3.6	2.8	6.9	7.0
Interest income	0.5	0.4	0.8	0.7

Income from continuing operations before equity in earnings of affiliated companies and taxes	65.9	46.5	75.8	53.6
Equity in earnings of affiliated companies	0.1	0.1	0.3	0.2
Income tax expense	22.5	15.9	25.9	18.3

Income from continuing operations	$43.5	$30.7	$50.2	$35.5
Income (Loss) from discontinued operations (net of tax expense of $0.9, $0.3 and $0.5)	—	0.2	(0.5)	(1.4)
Gain on sale of discontinued operations (net of tax expense of $2.8)	—	—	5.6	—

Net income	$43.5	$30.9	$55.3	$34.1

Net income (loss) per common share - Basic:

Continuing operations	$1.73	$1.24	$2.00	$1.43
Income (Loss) from discontinued operations	—	—	(0.02)	(0.06)
Gain on sale of discontinued operations	—	—	0.22	—

Basic net income per common share	$1.73	$1.24	$2.20	$1.37

Net income (loss) per common share - Diluted:

Continuing operations	$1.73	$1.23	$2.00	$1.42
Income (Loss) from discontinued operations	—	—	(0.02)	(0.06)
Gain on sale of discontinued operations	—	—	0.22	—

Diluted net income per common share	$1.73	$1.23	$2.20	$1.36

Weighted average common shares outstanding:
Basic	25.1	25.0	25.1	24.9

Diluted	25.2	25.1	25.2	25.0

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$55.3	$34.1
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Loss from discontinued operations	0.5	1.4
Gain on sale of discontinued operations	(5.6)	—
Equity in earnings of affiliates	(0.3)	(0.2)
Depreciation and amortization	20.2	20.7
Deferred taxes	4.8	(5.6)
Restructuring payments	(0.1)	(0.1)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	59.7	72.9
Receivables	(70.6)	(56.5)
Inventories	(19.5)	(11.8)
Other current assets	(6.1)	(1.3)
Accounts payable and accrued liabilities	39.2	14.7
Noncurrent liabilities	(4.1)	4.5
Other operating activities	2.7	2.3

Net operating activities from continuing operations	76.1	75.1
Cash flows of discontinued operations	(2.4)	5.1

Net operating activities	73.7	80.2

Investing activities
Capital expenditures	(9.2)	(9.5)
Businesses acquired in purchase transaction	—	0.3
Proceeds from sale of a business	48.9	0.5
Cash flows of discontinued operations	(0.4)	(1.6)

Net investing activities	39.3	(10.3)

Financing activities
Long-term debt borrowings	64.0	122.5
Long-term debt repayments	(154.4)	(177.0)
Short-term debt (repayments) borrowings, net	(3.6)	(0.9)
Dividends paid	(10.0)	(10.0)
Other financing activities	0.9	(2.3)
Cash flows of discontinued operations	—	—

Net financing activities	(103.1)	(67.7)

Effect of exchange rate changes on cash and cash equivalents	(4.2)	(1.1)

Net increase in cash and cash equivalents	5.7	1.1
Cash and cash equivalents, beginning of year	70.1	50.8

Cash and cash equivalents, end of period	$75.8	$51.9

Supplemental cash flow information
Income taxes, net	$5.3	$2.8

Interest paid	$6.7	$9.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2009. The Company’s Biocides Products segment (formerly named Treatment Products) is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and, in particular, the HTH water products business, for the three and six months ended June 30, 2010 are not indicative of the results to be expected for the entire fiscal year.

As a result of the sale of the industrial coatings business (see Note 6 for further detail), the Company has adjusted its prior period financial statements to include the results of operations of this business, and the gain on the disposition, as a component of discontinued operations. In addition, as a result of the sale, the Company has adjusted the prior period segment operating results to reallocate certain centralized service costs that were previously allocated to the industrial coatings business to the Company’s remaining businesses.

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

2. Share-Based Compensation

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2010 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2009	168	$19.40	$17.38 — 23.00
Options exercised	94	19.19	17.38 — 20.85

Balance, June 30, 2010	74	$19.66	$18.22 — 23.00

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $1.2 million and $0.6 million, respectively. The stock options outstanding at June 30, 2010 had an average remaining contractual life of 2 years.

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

The Company accounts for the portion of the award to be settled in shares as an equity-based award, which requires share-based compensation cost to be measured at the grant date, or approval date if awards are amended, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of June 30, 2010, there were 896,000 performance awards granted; of these awards approximately 459,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $13.6 million.

For the performance awards that are settled in cash, the amount of the payments is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock at each financial statement date until the award is settled.

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

Not including the impact of the equity total return swap agreements, total compensation expense of $1.1 million and $3.4 million and $2.3 million and $2.2 million was recognized for the three and six months ended June 30, 2010 and 2009, respectively. See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income. As of June 30, 2010, there was $14.9 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts.

The following table summarizes the performance award activity for the six months ended June 30, 2010 (number of awards in thousands):

Performance Awards
Balance, December 31, 2009	696
Awarded	314
Paid out	108
Cancelled or forfeited	6

Balance, June 30, 2010	896

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2010, the closing stock price was $30.74 and these outstanding awards have not yet vested.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At June 30, 2010, the Company had $8.8 million recorded in Other assets in the Condensed Consolidated Balance Sheet. Additionally, the Company had a $0.6 million deferred compensation liability recorded in Accrued liabilities and a $12.9 million deferred compensation liability recorded in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2009, the Company had $8.8 million in Other assets and a deferred compensation liability of $12.4 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at June 30, 2010 and December 31, 2009.

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

3. Earnings Per Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are calculated in a similar manner except that the weighted-average number of common shares outstanding during the period includes the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and the dilutive effect of performance awards that will be settled in shares.

The reconciliations between basic and diluted shares outstanding for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Basic	25.1	25.0	25.1	24.9
Common equivalent shares from stock options and performance awards using the treasury stock method	0.1	0.1	0.1	0.1

Diluted	25.2	25.1	25.2	25.0

4. Accounts Receivable/Securitization-Related Receivable

In 2005 the Company entered into an accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank (“SunTrust”), and SunTrust Capital Markets, Inc., through which the Company sold undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp. (“ACRC”), a special-purpose entity that is consolidated for financial reporting purposes. In connection with the securitization program, SunTrust entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable annually. The Liquidity Agreement expired in October 2009 and at that time the Company entered into a new securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s existing program with Three Pillars and Sun Trust. Under the amended program, the Company sells domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through ACRC. Additionally, the program provides ACRC

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

with the ability to issue letters of credit. The amount of funding that the Company can obtain under the program is subject to change based upon the level of eligible receivables, with a maximum amount of $80 million. No more than $30 million of such funding can relate to letters of credit. The amended program is subject to annual renewal and has similar terms to the Company’s previous accounts receivable securitization program.

Under the amended program, the fair value of receivables, for which payment of the purchase price by Market Street Funding LLC is deferred, is recorded separately from Accounts receivable, net as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. The fair value of these receivables was $86.9 million at June 30, 2010 and $76.0 million at December 31, 2009. Fair value of the receivables included a reserve for credit losses ($0.7 million at June 30, 2010 and $0.9 million at December 31, 2009) and was not discounted due to the short-term nature of the underlying financial assets.

The costs of the programs for the three and six months ended June 30, 2010 and 2009 of $0.3 million and $0.5 million and $0.3 million and $0.4 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. Under the amended program, the Company pays a facility fee that is equal to 0.75% of the committed amount of the facility. The Company also incurs costs based on the fair market value of the receivables that are sold under the program and for which payment to Market Street Funding LLC has not been deferred. Such costs are based on the cost of commercial paper issued by Market Street Funding LLC plus a margin of 0.75%. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

($ in millions)	June 30, 2010	December 31, 2009
Raw materials and supplies	$56.6	$57.8
Work in process	7.7	7.8
Finished goods	154.7	136.0

Inventories, gross	219.0	201.6
LIFO reserve	(55.7)	(55.7)

Inventories, net	$163.3	$145.9

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2010 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2010.

6. Assets Held for Sale/Discontinued Operations

Industrial Coatings Business

On March 31, 2010, the Company completed the sale of its industrial coatings business to The Sherwin-Williams Company (“Sherwin-Williams”). Gross proceeds from the sale, before expenses and the final working capital adjustment, were €39.9 million (approximately $54 million). As a result of the sale, the Company recorded an after-tax gain of $5.6 million, which includes $27.7 million of net cumulative historical foreign currency translation gains that were recognized at the time of the sale. During the three months ended December 31, 2009, the Company recorded transaction costs related to the sale. The net impact of those transaction costs was $0.6 million. Therefore, the total net gain on the sale of the business was $5.0 million. Proceeds from the sale are being used for general corporate purposes. The business had sales for the three months ended March 31, 2010 of $34.5 million. The business had sales for the three and six months ended June 30, 2009 of $37.2 million and $68.7 million, respectively.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The net gain that was recorded during the six months ended June 30, 2010 is reflected in Gain on Sale of Discontinued Operations, as follows:

($ in millions)
Net Assets Sold:
Working capital	$19.9
Non-current assets/liabilities	43.7

Net assets sold	$63.6

Gain on Sale:
Cash proceeds	$54.0
Working capital adjustment	(4.6)

Proceeds	49.4
Net assets sold	(63.6)
Transaction costs incurred	(5.1)
Cumulative foreign currency translation realized	27.7

Pre-tax gain	8.4
Tax expense	(2.8)

Net gain	$5.6

Balance Sheet

The Assets held for sale at December 31, 2009, relate to the industrial coatings business. The major classes of assets and liabilities classified as assets held for sale consist of the following:

($ in millions)
Accounts receivable, net	$35.0
Inventories, net	25.2
Other current assets	1.9
Property, plant and equipment, net	38.8
Other intangibles	24.2

Total assets held for sale	125.1

Accounts payable and accrued liabilities	39.5
Other liabilities	18.2

Total liabilities associated with assets held for sale	57.7

Net assets held for sale	$67.4

As of December 31, 2009, the Company had $31.6 million of unrecognized foreign currency translation gains.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection	Total Biocides Products	Performance Urethanes	Total
Balance, December 31, 2009	$79.1	$78.0	$44.3	$201.4	$4.4	$205.8
Foreign exchange	(0.2)	(2.0)	(0.4)	(2.6)	—	(2.6)

Balance, June 30, 2010	$78.9	$76.0	$43.9	$198.8	$4.4	$203.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010			December 31, 2009
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	93.5	33.3	60.2	96.0	30.6	65.4
Toxicology database	13.7	5.8	7.9	14.6	5.7	8.9
Developed technology	15.8	5.5	10.3	16.4	5.1	11.3
Other	11.7	4.7	7.0	13.9	5.4	8.5

Total amortizable other intangibles	134.9	49.5	85.4	141.1	47.0	94.1
Total non-amortizable other intangibles — trademarks	61.3	0.1	61.2	62.1	0.1	62.0

Total other intangibles	$196.2	$49.6	$146.6	$203.2	$47.1	$156.1

Amortization expense for the three and six months ended June 30, 2010 and 2009 was $2.7 million and $5.4 million and $2.7 million and $5.3 million, respectively. Estimated amortization expense is $11.0 million for the year ended December 31, 2010 and $11.4 million for the years ended December 31, 2011 through December 31, 2014.

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

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At June 30, 2010, the Company’s quarterly leverage ratio, as defined in the credit facility, was 1.4. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At June 30, 2010, the Company’s interest coverage ratio, as defined in the credit facility, was 11.0. The Company was in compliance with both of these covenants throughout the six months ended June 30, 2010. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. At June 30, 2010, restricted payments were limited to $99.4 million. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.150% at June 30, 2010). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.6% at June 30, 2010). There was $30.0 million of debt outstanding under the credit facility at June 30, 2010. Due to the fact that the credit facility expires in June 2011, such amount was recorded in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. At December 31, 2009, $108.0 million of debt was outstanding under the credit facility. Such amount was recorded in Long-term debt in the Condensed Consolidated Balance Sheet.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks, which matures in June 2011. The entire $100.0 million was drawn at closing. The term loan provides for amortization of principal equal to $5 million per quarter beginning September 30, 2009. Therefore, at June 30, 2010, $80.0 million was outstanding. Due to the fact that the term loan matures in June 2011, the entire outstanding balance was included in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. The term loan contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At June 30, 2010, the Company’s quarterly leverage ratio, as defined by the term loan, was 1.4 and the Company’s interest coverage ratio, as defined by the term loan, was 11.0. The Company was in compliance with both of these covenants throughout the six months ended June 30, 2010. Additionally, consistent with the credit facility, this term loan

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At June 30, 2010, restricted payments were limited to $99.4 million. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios (the spread was 2.75% at June 30, 2010).

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured senior Series A notes (the “Notes”). The notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and term loan. At June 30, 2010, the Company’s quarterly leverage ratio, as defined by the shelf agreement, was 1.4 and the Company’s interest coverage ratio, as defined by the shelf agreement, was 11.0. The Company was in compliance with both of these covenants throughout the six months ended June 30, 2010. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At June 30, 2010, restricted payments were limited to $99.4 million.

At June 30, 2010, the Company had $26.8 million of outstanding letters of credit, $2.9 million of which reduced availability under the Company’s credit facility. Additionally, at June 30, 2010, the Company had $2.3 million of outstanding letters of guarantee.

At June 30, 2010, the Company had interest rate swap agreements with a total notional value of $30 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a currency other than the business’ functional currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar, Japanese yen and South African rand). Most of the Company’s currency derivatives expire within one year. During the three and six months ended June 30, 2010 and 2009, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria to qualify for hedge accounting. Additionally, the Company has entered into cross-currency swap agreements to hedge its exposure to the variability of future foreign currency cash flows through August 2014. The cross-currency swap agreements do not meet the criteria to qualify for hedge accounting.

At June 30, 2010, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $11.9 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $6.5 million. Additionally, the Company had cross-currency swap agreements with a notional value of approximately $3 million.

The counterparties to the Company’s forwards contracts and cross-currency swap agreements are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes; nor is the Company a party to leveraged derivatives.

The following table displays the fair values at June 30, 2010 and December 31, 2009 of the Company’s foreign currency forward contracts that were designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2010	December 31, 2009
Assets
Other current assets	$0.2	$0.2

Liabilities
Accrued liabilities	$0.3	$0.1

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the three and six months ended June 30, 2010 and 2009, the amounts that were excluded from effectiveness testing for foreign currency forward contracts that were designated as hedging instruments were immaterial. As of June 30, 2010 and December 31, 2009, the fair values of the Company’s foreign currency forward contracts that were not designated as hedging instruments were immaterial. Additionally, during the three and six months ended June 30, 2010 and 2009, amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such instruments were immaterial.

As of June 30, 2010 and December 31, 2009, the fair value of the Company’s cross-currency swap agreements was immaterial. Additionally, during the three and six months ended June 30, 2010 and 2009, the amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such swap agreements were immaterial.

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

The following table displays the fair values at June 30, 2010 and December 31, 2009 of the Company’s equity total return swap derivatives that were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2010	December 31, 2009
Assets
Other assets	$2.3	$2.4

During the three months and six months ended June 30, 2010 and 2009, the Company recognized gains (losses) of $(1.5) million and $(0.1) million and $2.3 million and $(0.6) million, respectively, in Selling and administration expenses related to the equity total return swap agreements.

Debt and Interest

In April 2008, the Company entered into interest rate swap agreements with a notional value of $20 million. The agreements expired in June 2010.

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility (see Note 8) to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. The Company has designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate. Any ineffectiveness for the swap agreement is not material.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table displays the fair values at June 30, 2010 and December 31, 2009 of the Company’s interest rate swap derivatives that were designated as hedging instruments. Additionally, the table displays the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2010	December 31, 2009
Liabilities
Accrued liabilities	$0.8	$0.8
Other liabilities	0.4	0.6

Total Liabilities	$1.2	$1.4

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended June 30, 2010:

($ in millions)	Accumulated Other Comprehensive Loss (“AOCL”) as of 3/31/10	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/10
Type of derivative
Interest Rate Swap Agreements	$0.8	$0.1	$—	$(0.2)	$0.7
Foreign Currency Forward Contracts	0.3	(0.2)	(0.2)	—	(0.1)

Total	$1.1	$(0.1)	$(0.2)	$(0.2)	$0.6

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the six months ended June 30, 2010:

($ in millions)	AOCL as of 12/31/09	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/10
Type of derivative
Interest Rate Swap Agreements	$0.8	$0.3	$—	$(0.4)	$0.7
Foreign Currency Forward Contracts	(0.1)	0.1	(0.1)	—	(0.1)

Total	$0.7	$0.4	$(0.1)	$(0.4)	$0.6

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

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

During the three and six months ended June 30, 2010 and 2009, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.5	$2.1	$5.0	$4.1
Interest cost on the projected benefit obligation	4.9	4.5	9.8	9.1
Expected return on plan assets	(5.6)	(4.8)	(10.7)	(9.7)
Amortization of prior service cost	—	—	0.1	—
Recognized actuarial loss	2.1	1.3	4.2	2.7

Net periodic benefit cost	$3.9	$3.1	$8.4	$6.2

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.1	$0.3	$0.2
Interest cost on the projected benefit obligation	0.3	0.2	0.5	0.5
Amortization of prior service credit	(0.1)	—	(0.1)	—

Net periodic benefit cost	$0.4	$0.3	$0.7	$0.7

The Company has no minimum funding requirements for the U.S. pension plans in 2010, however, the Company currently anticipates making approximately $28 million of voluntary contributions to the qualified plan in order to continue to meet the full funding phase-in thresholds of the Pension Protection Act of 2006. The Company is assessing its funding options and may contribute an additional $10 million to $15 million in 2010. During the six months ended June 30, 2010, the Company contributed $10 million to the qualified plan. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2010 is expected to be $1 million to $2 million higher than 2009.

Hickson U.K. Pension Plans

During the three and six months ended June 30, 2010 and 2009, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.5	$0.4	$1.0	$0.8
Interest cost on the projected benefit obligation	4.7	4.8	9.6	9.2
Expected return on plan assets	(4.3)	(4.3)	(8.9)	(8.3)
Recognized actuarial loss	0.8	0.4	1.7	0.9

Net periodic benefit cost	$1.7	$1.3	$3.4	$2.6

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The Company expects to make approximately $8 million of contributions to the U.K. pension plans in 2010. During the six months ended June 30, 2010, $7.4 million was contributed to the U.K. pension plans. Pension expense in 2010 is expected to be $1 million to $2 million higher than 2009.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments that qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Net income	$43.5	$30.9	$55.3	$34.1

Foreign currency translation adjustments	4.1	25.1	(38.9)	22.1
Net unrealized gain on derivative instruments	0.5	0.1	0.1	0.7
Pension liability adjustment	1.9	1.1	3.8	2.3

Total other comprehensive income (loss)	6.5	26.3	(35.0)	25.1

Comprehensive income	$50.0	$57.2	$20.3	$59.2

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies at equity, since the Company intends to continue to reinvest these earnings.

12. Segment Reporting

As a result of the sale of the industrial coatings business, the Company has adjusted its prior year financial statements to include the results of the industrial coatings business and the gain on the disposition as a component of discontinued operations. In addition, as a result of the sale, the Company has adjusted the prior period segment operating results to reallocate certain centralized service costs that were previously allocated to the industrial coatings business to the Company’s other businesses.

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

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales:
Biocides Products:
HTH Water Products	$241.0	$202.5	$357.0	$305.2
Personal Care and Industrial Biocides	84.8	73.5	165.7	141.6
Wood Protection	68.3	62.7	126.0	109.4

Total Biocides Products	394.1	338.7	648.7	556.2
Performance Products:
Performance Urethanes	43.1	34.3	82.8	75.3
Hydrazine	4.2	4.0	8.6	7.7

Total Performance Products	47.3	38.3	91.4	83.0

Total Sales	$441.4	$377.0	$740.1	$639.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Biocides Products:
HTH Water Products	$59.5	$45.1	$63.7	$54.4
Personal Care and Industrial Biocides	17.3	7.2	35.8	18.3
Wood Protection	2.1	0.5	1.2	(2.8)

Total Biocides Products	78.9	52.8	100.7	69.9
Performance Products:
Performance Urethanes	0.4	0.7	(2.2)	2.6
Hydrazine	0.6	0.5	1.4	1.2

Total Performance Products	1.0	1.2	(0.8)	3.8
Corporate Unallocated	(10.8)	(5.0)	(17.7)	(13.6)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	69.1	49.0	82.2	60.1
Equity in Earnings of Affiliated Companies	(0.1)	(0.1)	(0.3)	(0.2)

Total Operating Income	69.0	48.9	81.9	59.9
Interest expense, net	(3.1)	(2.4)	(6.1)	(6.3)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$65.9	$46.5	$75.8	$53.6

Capital Spending:
Biocides Products:
HTH Water Products	$2.0	$1.7	$4.0	$3.6
Personal Care and Industrial Biocides	1.3	0.2	3.4	2.9
Wood Protection	0.4	0.9	0.8	1.7

Total Biocides Products	3.7	2.8	8.2	8.2
Performance Products:
Performance Urethanes	0.3	0.5	0.7	1.1
Hydrazine	—	0.1	0.3	0.2

Total Performance Products	0.3	0.6	1.0	1.3

Total Capital Spending	$4.0	$3.4	$9.2	$9.5

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

In May 2005, the Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The DOC’s determination was appealed to the Court of International Trade which has delayed the processing of the full refund the Company was expecting to

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

receive. On July 13, 2009, the Court of International Trade issued its decision which required the DOC to review additional information and revise the rate accordingly. The DOC complied and has issued a preliminary rate of approximately 9%, which is pending review by the Court of International Trade. Provided that the final rate is consistent with the preliminary rate, the Company would recognize additional income of approximately $3 million. The total net cash proceeds the Company expects to receive is approximately $15 million.

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2006 through May 31, 2007, during which time the 76% rate also applied. The DOC has determined that the final rate for the Company’s supplier for this period should be reduced from 76% to less than 1%. As a result, the Company recorded a net pre-tax benefit of $12.7 million in the third quarter of 2008 (which included $1.2 million of interest income). An appeal is pending with the Court of International Trade contesting the DOC’s determination. The appeal is delaying the cash refund (approximately $13 million) of the duty to the Company and may result in a change of the duty rate for this review period. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company.

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2007 through May 31, 2008, during which time the Company paid duty rates of 76% for part of the period and approximately 20% for the remainder of the period. During the fourth quarter of 2009, the DOC made its final determination that changed the Company’s antidumping duty rate for the entire period to 20%. As a result of the final determination, the Company recorded a pre-tax benefit of $1.0 million in the fourth quarter of 2009. The determination was not appealed and during the six months ended June 30, 2010 the Company received the cash refund.

Based upon the final determination for the period of June 1, 2007 through May 31, 2008, the Company began paying cash deposits for imports at a rate of approximately 20% in December of 2009.

An administrative review is also being performed in order to determine the final rate for the period of June 1, 2008 to May 31, 2009. The DOC has preliminarily determined that the duty rate for the Company’s supplier for this period should be changed to approximately 12%. During this period, the Company paid duty rates of approximately 20% for part of the period and 1% for the remainder of the period. The DOC is expected to publish its final determination by the end of 2010. Assuming that the final rate is consistent with the preliminary rate, the Company would recognize a cash expense of approximately $2 million at that time. Upon publication of the final determination, the Company will begin paying cash deposits for future imports at the final published rate, which will represent the new estimated rate for future periods.

An administrative review has also commenced to determine the final rate for the period of June 1, 2009 to May 31, 2010.

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. As of June 30, 2010, the plaintiff had identified 545 boats in need of repair and the plaintiff claimed that it had expended €4.5 million (approximately $5.6 million) to repair 513 of those boats. There is no trial date set for this case, and a court-appointed expert is in the process of determining the technical cause of the problem, as well as the extent of the damages. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. ACF sold its assets in the sale of the industrial coatings business to Sherwin-Williams, but has retained the liability for the lawsuit. At June 30, 2010, ACF had €0.8 million (approximately $0.9 million) accrued for this matter. The Company believes the high end of the range of possible outcomes is €4.5 million (approximately $5.6 million). However, it is possible that the high end of the range could ultimately increase or decrease based upon the findings of the court-appointed expert. Due to the multiple variables involved in the case (i.e., the uncertainty surrounding the number of boats that were damaged, the costs to repair the damages, the cause of the alleged damage, the Company’s responsibility for the alleged costs of repair), it is currently not possible to make an estimate of any amount above the amount of the current stated claim. An unfavorable outcome related to this matter could have a material adverse effect on the Company’s results of operations and cash flows.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.8 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment to the first level administrative court. The Company received an unfavorable decision on this protest and has protested the assessment to the second level administrative court. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

During 2008, Arch Wood Protection (NZ) Limited (“AWPNZ”) had been named as a defendant in a suit filed by one of its competitors. The suit alleged that AWPNZ and several other defendants were jointly and severally liable for defamatory statements made about a product of the competitor in that they secured, contributed to, or encouraged the publication of such statements. During the three months ended June 30, 2010, the parties settled the matter and the case was dismissed. The settlement did not have a material impact on the Company.

In March 2010, the owner of a new U.S. patent, relating to methods of using particulate copper wood preservatives, filed a lawsuit against the Company, two of the Company’s subsidiaries, and three customers of the Company’s wood protection business. In the suit, the patent owner claims that use of certain wood preservatives manufactured and sold by the Company’s wood protection business infringes the patent. The complaint requests several forms of relief, including an unspecified amount of damages and a permanent injunction against infringement of the patent. The Company believes that the patent owner’s claims are without merit, and is vigorously defending against these claims. In its answer to the complaint, the Company has asserted, among other things, that the alleged activities do not infringe the patent, and that, in any event, the patent is both invalid and unenforceable. The Company does not believe that the resolution of this case is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

The Company is being sued by the current owner of a former Hickson site in Italy for remediation of environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $2.7 million) for the remediation of the site. The matter is currently within the Italian court system. Based on remediation actions completed in 2008, the Company believes it has no further obligation at the site. The local authorities, however, continue to review the condition of the site and may require additional work and risk assessments to be performed. Although the site was related to the Company’s industrial coatings business, liability for this lawsuit has been retained by the Company notwithstanding the sale of the business to Sherwin-Williams. The Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, cash flow or results of operations.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In 1999, Olin and the Company entered into an agreement that specifies that the Company is only responsible for certain environmental liabilities at the Company’s then current operating plant sites and certain offsite locations. Olin retained the liability for all former Olin plant sites and former waste disposal sites. The Company has also become subject to environmental exposures and potential liabilities in the U.S. and abroad with respect to the businesses it purchased. In connection with the acquisitions of Hickson International and Koppers Arch Wood Protection (Aust) Pty Ltd, the Company acquired certain environmental exposures and potential liabilities of current and past operation sites that have been accrued for in the accompanying condensed consolidated financial statements.

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

In connection with the disposition of the industrial coatings business on March 31, 2010, the Company provided indemnification for the costs of remediation necessary to comply with applicable environmental laws in relation to certain specifically identified pre-closing environmental contamination and non-compliances at the sites used in the business at the time of disposal. Although there are no monetary caps or time limits applicable to the Company’s obligation to indemnify for the remediation costs, the Company estimates the potential exposure to be approximately $1.0 million. At June 30, 2010, the Company had a liability recorded for such amount in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company also provided indemnification for certain other unknown environmental matters relating to the pre-closing operations of the industrial coatings business. This indemnification obligation is subject to both time limits (three years in the case of penalties for non-compliance with applicable environmental laws and permits and seven years in the case of offsite and former property environmental contamination) and a €5 million (approximately $6 million) aggregate monetary cap on all warranty and environmental matters arising out of the transaction (other than the remediation costs associated with the specifically identified onsite contamination and non-compliances discussed above). All other liabilities relating to environmental matters at the sites, and arising in connection with the industrial coatings business before March 31, 2010 have been assumed by the purchaser.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the three and six months ended June 30, 2010.

14. Income Taxes

The total amount of unrecognized tax benefits at June 30, 2010 was $12.4 million compared to $13.2 million at December 31, 2009. The principal reason for the $0.8 million decrease was a transfer of the liability to pay income taxes resulting from the sale of the industrial coatings business offset by an increased liability for a current year unrecognized tax benefit. Although the income tax liability was transferred, in conjunction with the terms of the sale, the Company has indemnified Sherwin-Williams for any payments made by Sherwin-Williams related to such liability and, therefore, at June 30, 2010 the Company had a $1.4 million liability recorded in Accrued liabilities on its Condensed Consolidated Balance Sheet. The unrecognized tax benefits of $12.4 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $1.5 million of the remaining $12.4 million of unrecognized tax benefits prior to June 30, 2011, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s estimated annual effective tax rate reflects the tax benefit from our U.K. financing structure. During 2009, tax legislation was enacted in the U.K. that could limit the tax benefit of the Company’s U.K. financing structure, thereby increasing the Company’s future effective tax rate beginning in 2011 and may impact previously recorded deferred tax assets.

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

Derivatives

The Company has foreign currency forward contracts, cross-currency swaps, interest rate swaps and equity total return swaps recorded at fair value. The fair value for the foreign currency forward contracts is determined using prices from active over-the-counter markets. The cross-currency swap agreements are valued using models that are based on market observable inputs, including foreign currency spot rates, foreign currency forward rates and interest rates. The interest rate swap agreements are valued using models that are based on market observable inputs, including LIBOR rates and yield curves. The Company’s equity total return swap agreements are also valued using models that are based on market observable inputs, principally the Company’s stock price. All derivatives are included in Level 2.

Securitization

Under the Company’s amended securitization program, the Company records receivables for which the payment of the purchase price by Market Street Funding LLC has been deferred, at fair value as a Securitization-related receivable on the accompanying Consolidated Balance Sheets. Such fair value includes a reserve for credit losses. The receivables are not discounted due to the short-term nature of the underlying financial assets. The Securitization-related receivable is included in Level 3 and net receipts by Market Street Funding LLC for the three and six months ended June 30, 2010 were $20.2 million and $10.9 million, respectively.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust that are recorded at fair value	$8.8	$—	$—	$8.8
Securitization-related receivable	—	—	86.9	86.9
Foreign currency forward contracts	—	0.2	—	0.2
Equity total return swap agreements	—	2.3	—	2.3

Total Assets	$8.8	$2.5	$86.9	$98.2

Liabilities
Deferred compensation	$13.5	$—	$—	$13.5
Foreign currency forward contracts	—	0.3	—	0.3
Cross-currency swap agreements	—	0.3	—	0.3
Interest rate swap agreements	—	1.2	—	1.2

Total Liabilities	$13.5	$1.8	$—	$15.3

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investments in the Rabbi Trust that are recorded at fair value	$8.8	$—	$—	$8.8
Securitization-related receivable	—	—	76.0	76.0
Foreign currency forward contracts	—	0.2	—	0.2
Equity total return swap agreements	—	2.4	—	2.4

Total Assets	$8.8	$2.6	$76.0	$87.4

Liabilities
Deferred compensation	$12.4	$—	$—	$12.4
Foreign currency forward contracts	—	0.1	—	0.1
Cross-currency swap agreements	—	0.3	—	0.3
Interest rate swap agreements	—	1.4	—	1.4

Total Liabilities	$12.4	$1.8	$—	$14.2

During the six months ended June 30, 2010 there were no transfers between Level 1 and Level 2.

16. Financial Instruments

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable approximated fair values due to the short-term maturities of these instruments.

The fair value of the Company’s borrowings, if any, under its existing credit facility, approximates book value due to the relatively short period such debt is expected to be outstanding and the fact that the interest rates on the borrowings are reset every one to six months. The fair value of the borrowings under the term loan approximates book value as the interest rates on the borrowings are reset every one to six months. The fair value of the Company’s $75.0 million of borrowings under the shelf agreement was approximately $84 million at June 30, 2010. The fair value of the Company’s Short-term borrowings approximates the book value due to the floating interest rate terms and the short maturity of the instruments.

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

As a result of the sale of the industrial coatings business, the Company has adjusted its prior year financial statements to include the results of the industrial coatings business as a component of discontinued operations. In addition, as a result of the sale, the Company has adjusted its prior period segment operating results to reallocate certain centralized service costs that were previously allocated to the industrial coatings business to the Company’s other businesses.

The Company has seen some improvement in consumer demand during the first half of 2010 following the depressed global economic conditions in 2009 that impacted the operating performance of several of the Company’s businesses. The overall economic environment for our wood protection business was depressed in 2009 as new housing starts were down significantly and consumers continued to be faced with general economic uncertainty, fueled by weak consumer credit markets and lagging consumer confidence as a result of the volatile financial markets. All of these factors have decreased demand for lumber and other construction materials. This decreased demand has put pressure on the operating results and cash flows of the business. If there is no substantial recovery over the next several years, the earnings and cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

Additionally, the depressed economy in 2009 impacted our performance urethanes business, reducing its overall operating results, and has persisted through the first half of 2010. The performance urethanes business also had a significant contract expire at the end of 2009, which will decrease the annual operating income by approximately $12 million starting in 2010. We believe that organic growth and our pipeline of new product offerings should mitigate a portion of this decrease. If the results for this business were to continue to decline further, if there is no recovery over the next several years or if the business is unsuccessful in new product offerings, the earnings and the cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Sales	$441.4	$377.0	$740.1	$639.2

Gross margin	$150.5	$120.2	$236.8	$200.9
Selling and administration	76.4	66.4	145.3	131.9
Research and development	5.1	4.9	9.6	9.1
Interest expense, net	3.1	2.4	6.1	6.3
Equity in earnings of affiliated companies	0.1	0.1	0.3	0.2
Income tax expense	22.5	15.9	25.9	18.3

Income from continuing operations	43.5	30.7	50.2	35.5
Income (Loss) from discontinued operations, net of tax	—	0.2	(0.5)	(1.4)
Gain on sale of discontinued operations, net of tax	—	—	5.6	—

Net income	$43.5	$30.9	$55.3	$34.1

Diluted income per common share – continuing operations	$1.73	$1.23	$2.00	$1.42

Three Months Ended June 30, 2010 Compared to 2009

Sales increased $64.4 million or 17 percent due to higher volumes (14 percent), favorable foreign exchange (two percent) and higher pricing (one percent). The higher volumes were principally driven by increased demand in the biocides businesses.

Gross margin percentage was 34.1% and 31.9% for 2010 and 2009, respectively. The increase in gross margin percentage in 2010 was principally due to higher sales volumes for the personal care and industrial biocides and HTH water products businesses, as well as lower raw material costs for the wood protection business. This increase in gross margin percentage was partially offset by the completion, at the end of 2009, of a long-term contract manufacturing arrangement in the performance urethanes business.

Selling and administration expenses as a percentage of sales were 17.3% in 2010 and 17.6% in 2009. The decrease in Selling and administration expenses as a percentage of sales in 2010 was due to higher sales volumes. Selling and administration expenses increased $10.0 million from 2009 due to unfavorable foreign exchange, higher compensation-related costs and higher pension expense.

Interest expense, net, increased $0.7 million as the higher cost of borrowings more than offset lower net debt during the period.

The tax rate on income from continuing operations for the three months ended June 30, 2010 and 2009 was 34.0% and 34.2%, respectively. The 2010 full-year effective tax rate is estimated to be in the range of 32% to 33%, as the Company expects to recognize tax benefits from the expiration of the statute of limitations for certain tax matters during the third quarter of 2010.

Income (Loss) from discontinued operations, net, during the three months ended June 30, 2009 represents the results of operations for the industrial coatings business until its sale in March 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Six Months Ended June 30, 2010 Compared to 2009

Sales increased $100.9 million or 16 percent due to higher volumes (12 percent), favorable foreign exchange (three percent) and higher pricing (one percent). The higher volumes were driven by increased demand in the biocides businesses.

Gross margin percentage was 32.0% and 31.4% for 2010 and 2009, respectively. The increase in gross margin percentage in 2010 was principally due to higher sales volumes for the personal care and industrial biocides business and lower raw material costs for the wood protection business. This increase in gross margin percentage was partially offset by the completion, at the end of 2009, of a long-term contract manufacturing arrangement in the performance urethanes business.

Selling and administration expenses as a percentage of sales were 19.6% in 2010 and 20.6% in 2009. The decrease in Selling and administration expenses as a percentage of sales in 2010 was due to higher sales volumes. Selling and administration expenses increased $13.4 million from 2009 due to unfavorable foreign exchange, higher pension expense and higher compensation-related costs.

Interest expense, net, decreased $0.2 million as lower net debt more than offset the higher cost of borrowings.

The tax rate on income from continuing operations for the six months ended June 30, 2010 and 2009 was 34.0% and 34.1%, respectively. The 2010 full-year effective tax rate is estimated to be in the range of 32% to 33%, as the Company expects to recognize tax benefits from the expiration of the statute of limitations for certain tax matters during the third quarter of 2010.

Income (Loss) from discontinued operations, net, during the six months ended June 30, 2010 and 2009 represents the results of operations for the industrial coatings business until its sale in March 2010.

The Gain on sale of discontinued operations, net, during the six months ended June 30, 2010 relates to the sale of the industrial coatings business.

Third Quarter and Full Year Outlook

The Company has raised its full-year 2010 sales and earnings guidance. Full-year sales are now expected to be approximately nine to eleven percent higher than 2009 and earnings from continuing operations for the full-year 2010 are now anticipated to be in the $2.25 to $2.40 per share range, compared to the Company’s previous guidance towards the high end of the $1.90 to $2.10 per share range. This increased guidance reflects the Company’s strong first half results, including its peak seasonal earnings period. Depreciation and amortization forecasts remain in the $40 to $45 million range and capital spending in the $30 to $35 million range. The effective tax rate from continuing operations is now estimated to be in the 32 to 33 percent range, compared to its previous guidance in the 34 to 35 percent range.

For the third quarter, the Company anticipates earnings per share from continuing operations to be in the $0.30 to $0.40 per share range, compared to earnings per share from continuing operations of $0.41 during the third quarter of 2009, which excluded a charge related to executive severance of $0.03 per share. Operating income from the Biocides Products segment is forecast to be comparable to the year-ago period, while the Performance Products segment is expected to report lower results. Improved operating results for the personal care and industrial biocides businesses from higher volumes and a modest improvement in wood protection results due to lower raw material costs are expected to be offset by lower HTH water products profits due to the timing of sales for mass retail accounts and increased operating expenses. The Company also expects slightly higher general corporate expenses to offset lower income tax expense compared to the prior year.

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

Biocides Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Results of Operations:
Sales
HTH Water Products	$241.0	$202.5	$357.0	$305.2
Personal Care and Industrial Biocides	84.8	73.5	165.7	141.6
Wood Protection	68.3	62.7	126.0	109.4

Total Biocides Products	$394.1	$338.7	$648.7	$556.2

Operating income (loss)
HTH Water Products	$59.5	$45.1	$63.7	$54.4
Personal Care and Industrial Biocides	17.3	7.2	35.8	18.3
Wood Protection	2.1	0.5	1.2	(2.8)

Total Biocides Products	$78.9	$52.8	$100.7	$69.9

Three Months Ended June 30, 2010 Compared to 2009

Sales increased $55.4 million, or 16 percent, due to higher volumes. Favorable foreign exchange (one percent) was offset by slightly lower pricing.

Operating income increased $26.1 million principally due to improved operating results for the HTH water products and personal care and industrial biocides businesses.

HTH Water Products

Sales increased $38.5 million, or 19 percent, due to higher volumes (17 percent) and favorable foreign exchange (two percent). The increased volumes principally related to the U.S., and to a lesser extent, Europe and Canada. The higher U.S. volumes were attributable to the mass retail segment as a result of different replenishment strategies at major retail customers to align their inventory levels with seasonal consumer demand and increased shipments to other accounts and new customers. The different replenishment strategies employed by these mass retail accounts favorably impacted the quarter by concentrating sales in the second quarter and shifting the timing of a portion of the pool season sales from the first and third quarters. In addition, favorable weather patterns, principally in the Northeast and Midwest U.S. and in Canada, positively impacted demand for the Company’s branded products.

Operating income for the quarter was $14.4 million higher than prior year principally due to the improved North American volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Personal Care and Industrial Biocides

Sales increased $11.3 million, or 15 percent, as higher volumes (19 percent) were partially offset by lower pricing (four percent) across most market sectors. The higher volumes were primarily due to improved demand, particularly for biocides used in antidandruff products and biocides used in building products, as the global construction markets saw modest improvement from the second quarter of 2009.

Operating income increased $10.1 million as the higher volumes, lower plant costs and favorable sales mix more than offset the lower pricing.

Wood Protection

Sales increased $5.6 million, or nine percent, due to higher volumes. Favorable foreign exchange (four percent) was offset by lower pricing. The higher volumes were driven by modestly increased demand for wood preservatives across all regions, as well as new accounts. The lower pricing was driven by competitive pressures for some products and the impact of product mix.

Operating income improved $1.6 million due to lower raw material costs and higher volumes, which more than offset the impact of lower pricing, unfavorable foreign exchange and higher legal-related costs.

Six Months Ended June 30, 2010 Compared to 2009

Sales increased $92.5 million or 17 percent as higher volumes (14 percent) and favorable foreign exchange (four percent) were partially offset by lower pricing (one percent).

Operating income increased $30.8 million principally due to improved operating results for the personal care and industrial biocides and HTH water products businesses.

HTH Water Products

Sales increased $51.8 million, or 17 percent, due to higher volumes (13 percent) and favorable foreign exchange (four percent). The increased volumes were principally in the U.S. and related to mass retail customers and the branded distribution and surface water businesses. Additionally, volumes increased, to a lesser extent, in Europe and Canada. The higher U.S. volumes were attributable to the mass retail segment as a result of different replenishment strategies at major retail customers to align their inventory levels with seasonal consumer demand and increased shipments to other accounts and new customers. The different replenishment strategies employed by these mass retail accounts favorably impacted the period by concentrating sales in the second quarter and shifting the timing of a portion of the pool season sales from the third quarter. In addition, favorable weather patterns, principally in the Northeast and Midwest U.S. and in Canada, positively impacted demand for the Company’s branded products.

Operating income was $9.3 million higher than prior year due to the improved North American volumes that were partially offset by higher product costs.

Personal Care and Industrial Biocides

Sales increased $24.1 million, or 17 percent, due to higher volumes (19 percent). Favorable foreign exchange (one percent) was more than offset by lower pricing (three percent) across all market sectors. The higher volumes were primarily due to strong demand across all market sectors, particularly for biocides used in antidandruff products and biocides used in building products, as the global construction markets saw modest improvement from 2009.

Operating income increased $17.5 million as the higher volumes, lower plant and raw material costs, favorable foreign exchange and favorable sales mix more than offset the lower pricing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Wood Protection

Sales increased $16.6 million, or 15 percent, as higher volumes (12 percent) and favorable foreign exchange (six percent) more than offset lower pricing (three percent). The higher volumes were driven by modestly increased demand for wood preservatives across all regions, as well as new accounts. The lower pricing was driven by competitive pressures for some products and the impact of product mix.

Operating results improved $4.0 million due to lower raw material costs and the higher volumes, which more than offset the impact of lower pricing and higher selling expenses due to the improvement in sales volumes.

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Results of Operations:
Sales
Performance Urethanes	$43.1	$34.3	$82.8	$75.3
Hydrazine	4.2	4.0	8.6	7.7

Total Performance Products	$47.3	$38.3	$91.4	$83.0

Operating income (loss)
Performance Urethanes	$0.4	$0.7	$(2.2)	$2.6
Hydrazine	0.6	0.5	1.4	1.2

Total Performance Products	$1.0	$1.2	$(0.8)	$3.8

Three Months Ended June 30, 2010 Compared to 2009

Sales increased $9.0 million, or 23 percent, due to improved pricing. Operating income was consistent with 2009.

In 2009, Lyondell, a key supplier to the Company’s hydrazine and performance urethanes businesses, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy case, this vendor filed several motions with the court to terminate all service agreements with the Company at the Company’s Lake Charles site, a key raw material supply agreement and a toll manufacturing agreement at the Company’s Brandenburg site. After hearings, the bankruptcy court terminated the service agreements, the raw material supply agreement and the toll manufacturing agreement. New service agreements and a new raw material supply agreement have been signed to replace some of the service agreements and the terminated raw material supply agreement. Additional service agreements are being negotiated and the Company believes these agreements can be reached and therefore there will not be a significant impact on its operating results in 2010. However, if the Company is unable to obtain agreements for the remaining services and/or the toll manufacturing agreement is not replaced, the outcome could have a material impact on this segment’s operating results.

Performance Urethanes

Performance urethanes sales increased $8.8 million, or 26 percent, due to higher pricing, driven by increased raw material costs. Volumes were consistent with 2009 as higher demand for propylene glycol products, due to the addition of new accounts, was offset by the conclusion of a long-term contract manufacturing arrangement at the end of 2009. Operating income was consistent with 2009 as the improved pricing more than offset the higher raw material costs. This improvement in operating income was offset by the effect of the conclusion of the long-term contract manufacturing arrangement at the end of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Hydrazine

Hydrazine sales and operating income were consistent with 2009.

Six Months Ended June 30, 2010 Compared to 2009

Sales increased $8.4 million, or ten percent, as improved pricing (16 percent) more than offset lower volumes (six percent). Operating results decreased by $4.6 million.

Performance Urethanes

Performance urethanes sales increased $7.5 million, or ten percent, as higher pricing (18 percent) driven by increased raw material costs, more than offset lower volumes (eight percent). The lower volumes were due to the conclusion of a long-term contract manufacturing arrangement at the end of 2009. Operating results decreased by $4.8 million, principally due to the effect of the conclusion of the contract manufacturing arrangement. The higher pricing was offset by higher raw material costs.

Hydrazine

Hydrazine sales and operating income were consistent with 2009.

Corporate Expenses (Unallocated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Results of Operations:
Unallocated Corporate Expenses	$(10.8)	$(5.0)	$(17.7)	$(13.6)

Three Months Ended June 30, 2010 Compared to 2009

Unallocated corporate expenses increased principally due to higher compensation-related costs and higher U.K. pension costs. In addition, 2009 benefited from favorable foreign exchange gains associated with loans with the Company’s foreign subsidiaries.

Six Months Ended June 30, 2010 Compared to 2009

Unallocated corporate expenses increased principally due to higher compensation-related costs and higher U.K. pension costs. In addition, 2009 benefited from favorable foreign exchange gains associated with loans with the Company’s foreign subsidiaries.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Six Months Ended June 30,
Cash Flow Data	2010	2009
	(in millions)
Provided By (Used In):
Accounts receivable securitization program	$59.7	$72.9
Change in working capital	(57.0)	(54.9)
Net operating activities from continuing operations	76.1	75.1
Capital expenditures	(9.2)	(9.5)
Businesses acquired in purchase transactions	—	0.3
Proceeds from sale of a business	48.9	0.5
Net investing activities	39.3	(10.3)
Debt (repayments) borrowings, net	(94.0)	(55.4)
Net financing activities	(103.1)	(67.7)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Six Months Ended June 30, 2010 Compared to 2009

For the six months ended June 30, 2010, $76.1 million was provided by operating activities from continuing operations, compared to $75.1 million provided by operating activities from continuing operations during the six months ended June 30, 2009. The amounts were comparable as higher income was offset by decreased use of the accounts receivable securitization program and higher U.S. pension payments.

Accounts receivable, net, at June 30, 2010, including amounts sold through the securitization program, was comparable to June 30, 2009, despite sales during the three months ended June 30, 2010 being higher than the three months ended June 30, 2009. At June 30, 2010, days sales outstanding (“DSO”) was 50 days, as compared to 53 days at June 30, 2009, excluding the industrial coatings business. The improvement in DSO from June 30, 2009 to June 30, 2010 is due to the Company’s continued focus on collections and tight credit controls. The Company continues to closely monitor its accounts receivable balances and assess the allowance for doubtful accounts. The allowance was $4.5 million at both June 30, 2010 and December 31, 2009, excluding the industrial coatings business.

Inventories, net at June 30, 2010 were 21 percent lower than at June 30, 2009. At June 30, 2010, the Company’s inventory months on hand (“MOH”) was 2.5, compared to 3.5 at June 30, 2009. The decrease in inventory levels and MOH at June 30, 2010 versus June 30, 2009 is principally due to stronger sales volumes and the inventory reduction programs across all of the Company’s businesses. The obsolescence reserve was $10.0 million at June 30, 2010, compared to $10.1 million at December 31, 2009, excluding the industrial coatings business.

Capital expenditures for the first six months of 2010 were consistent with the first six months of 2009. Capital expenditures for 2010 are expected to be in the $30 million to $35 million range.

On March 31, 2010, the Company completed the sale of its non-strategic industrial coatings business to Sherwin-Williams. Total net proceeds from the sale are expected to be approximately $43 million, net of expenses and a final working capital adjustment. As of June 30, 2010, the Company has received €39.9 million ($54.0 million) of proceeds, which is offset by $5.1 million of transaction costs paid. The Company estimates making the payment of the remaining transaction costs and net final working capital adjustment during 2010.

On October 10, 2008, the Company completed the acquisition of the water treatment chemicals business of Advantis. The purchase price included a final post-closing working capital adjustment of $0.3 million, which was received by the Company in the first half of 2009.

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $16.5 million of which had been received as of June 30, 2010. The balance is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet. No proceeds were received during the six months ended June 30, 2010. Proceeds of $0.5 million were received during the six months ended June 30, 2009.

Debt repayments, net of borrowings, were $38.6 million higher during the six months ended June 30, 2010 principally due to the Company using proceeds from the sale of the industrial coatings business to repay debt. In March 2009, the Company used its unsecured $350.0 million senior revolving credit facility (“credit facility”) to repay $62.0 million of Series B notes which came due.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On June 18, 2010, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $10.0 million in both the six months ended June 30, 2010 and the six months ended June 30, 2009.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company expects to replace the credit facility in 2010. The credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At June 30, 2010, the Company’s quarterly leverage ratio, as defined in the credit facility, was 1.4. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At June 30, 2010, the Company’s interest coverage ratio, as defined in the credit facility, was 11.0. The Company was in compliance with both of these covenants throughout the six months ended June 30, 2010. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. Restricted payments were limited to $99.4 million at June 30, 2010. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At June 30, 2010, the Company had $317.1 million of available borrowings under the credit facility.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks, which matures in June 2011. The Company expects to refinance the term loan with longer term borrowings in 2010. The entire $100.0 million was drawn at closing and $80.0 million remained outstanding at June 30, 2010. The term loan provides for amortization of principal equal to $5 million per quarter beginning September 30, 2009. The term loan contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At June 30, 2010 the Company’s quarterly leverage ratio, as defined in the term loan, was 1.4 and the Company’s interest coverage ratio, as defined in the term loan, was 11.0. The Company was in compliance with both of these covenants throughout the six months ended June 30, 2010. Additionally, consistent with the credit facility, this term loan restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 15, 2006. At June 30, 2010, restricted payments were limited to $99.4 million. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 2.25% to 3.25% depending on the Company’s quarterly leverage ratios.

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured senior notes (the “Notes”). The Notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and term loan. At June 30, 2010 the Company’s quarterly leverage ratio, as defined in the shelf agreement, was 1.4 and the Company’s interest coverage ratio, as defined in the shelf agreement, was 11.0. The Company was in compliance with both of these covenants throughout the six months ended June 30, 2010. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At June 30, 2010, restricted payments were limited to $99.4 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

On October 6, 2009, the Company entered into an accounts receivable securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s previous program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. Under the amended program, the Company sells domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through its wholly-owned subsidiary, Arch Chemicals Receivables Corp. (“ACRC”). Additionally, the program provides ACRC with the ability to issue letters of credit. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

amount of funding that the Company can obtain under the program is subject to change based upon the level of eligible receivables with a maximum amount of $80 million. No more than $30 million of such funding can relate to letters of credit. The amended program is subject to annual renewal. See Note 4 of Notes to Condensed Consolidated Financial Statements.

At June 30, 2010, the Company had $26.8 million of outstanding letters of credit, $2.9 million of which reduced availability under the Company’s credit facility. Additionally, at June 30, 2010, the Company had $2.3 million of outstanding letters of guarantee.

The Company believes that the credit facility and term loan, which the Company intends to refinance during 2010, shelf agreement, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if the Company’s earnings or cash flows were to fall significantly below current expectations and/or a default condition were triggered under its funding agreements or if the Company’s funding providers do not honor their commitments, a risk exists that the Company would not have enough liquidity to meet its operating needs. In addition, adverse developments in the financial markets could reduce the sources of liquidity for the Company.

Although the Company has seen some improvement in consumer demand during the first half of 2010, the turmoil in the global economy throughout 2009 impacted the operating performance of several of the Company’s businesses. As a result, the estimated fair values have decreased for some of the Company’s reporting units, in particular the wood protection reporting unit, and the assets of such reporting units. If these conditions were to continue to decline or persist at current depressed levels throughout the next several years, the following assets for the wood protection business could become impaired: Goodwill of $43.9 million and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $56.5 million. Additionally, the Company’s performance urethanes business had a significant contract expire at the end of 2009 and the annual operating income will decrease by approximately $12 million starting in 2010. We believe that organic growth and our pipeline of new product offerings should mitigate a portion of this decrease. If the performance urethanes business’ earnings and/or cash flows were to fall below current expectations due to further deterioration of market conditions, or if the business is unsuccessful with new product offerings, the following assets could become impaired: Goodwill of $4.4 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $14.0 million.

The Company’s performance urethanes and hydrazine businesses are non-core to its portfolio and are managed for cash, that is then invested in growing our core Biocides portfolio. Since the Company considers these businesses non-core, the Company does not expect that they will remain in the portfolio in the long-term. Although the Company currently does not have any plans in place, the Company continues to evaluate various strategic options for these businesses, which include possible divestiture. At June 30, 2010, the net assets of the performance urethanes and hydrazine businesses were $39.1 million and $0.2 million, respectively.

As provided in the Biocidal Products Directive (“BPD”), the European Union (“EU”) is reviewing the classification and labeling of a number of chemicals under a new, more wide-ranging procedure. One of the Company’s products, poly hexamethylene biguanide hydrochloride (“PHMB”), which has been on the market for many years providing valuable disinfection, preservation, cleaning and hygiene functions, is one of the chemicals under review. France, in its role as lead reviewer of PHMB under the BPD, has proposed a much more conservative classification of PHMB. PHMB is currently being reviewed by the European Chemicals Agency (“ECHA”) to determine if the French classification should be upheld. If the new classification is upheld, there is the potential for customers electing to discontinue the use of PHMB and PHMB-related products in response to the new classification and such discontinuation could also extend beyond the EU. The Company is actively defending against this new classification of the product as well as developing alternative products. If ECHA does not overturn the classification and the Company’s customers decide no longer to purchase PHMB as a result of this change in classification, the Company’s operating results in the future and up to $15 million of PHMB-related intangible assets could be impacted.

Olin Corporation (“Olin”), who is a major supplier of chlorine and caustic soda to the Company’s HTH Water Products U.S. business, may be required by pending regulatory legislation to make a decision by June 30, 2012 to shut down or convert its mercury cell chlorine-caustic plant in Charleston, Tennessee to non-mercury based

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

production technology. Under the pending legislation, if the decision is to convert, the plant would be required to be converted by June 30, 2015; and if the decision is not to convert, the plant would be required to be shut down by June 30, 2013. Any shutdown could adversely affect the Company’s Charleston plant, which is supplied by Olin. If Olin were to convert the mercury cell chlorine-caustic plant at the site, the Company may need to materially increase its capital expenditures at such site. The Company does not believe a shut down or conversion of their plant will have a significant impact on the Company’s operating results in 2010.

The Company currently has no minimum funding requirements for the U.S. pension plans in 2010, however, the Company currently anticipates making approximately $28 million of voluntary contributions to the qualified plan in order to continue to meet the full funding phase-in thresholds of the Pension Protection Act of 2006. The Company is assessing its funding options and may contribute an additional $10 million to $15 million in 2010. During the six months ended June 30, 2010, the Company contributed $10 million to the qualified plan. The Company also has payments due under the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company expects to make approximately $8 million of contributions to the U.K. pension plans in 2010.

On July 29, 2010, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on September 17, 2010 to shareholders of record at the close of business on August 16, 2010.

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

Interest Rate Risk

The Company is exposed to interest rate risk on approximately 50 percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2010 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $0.7 million. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s interest rate swap agreements.

Foreign Currency Risk

At June 30, 2010 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $11.9 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $6.5 million. Additionally, the Company has entered into cross-currency swap agreements with a total notional value of approximately $3 million.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations of natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene oxide, scrap copper metal, chromic acid and monoethanolamine (“MEA”). It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the company’s rolling twelve-month copper requirements. At June 30, 2010, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid, propylene oxide or copper would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million. Additionally, holding other variables constant, a 10 percent adverse change in the price of either natural gas or ethylene oxide, would decrease the Company’s annual results of operations and annual cash flows by approximately $1 million.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, as of June 30, 2010, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

10	Omnibus Amendment and RPA Amendment No. 2, dated as of July 9, 2010, among Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals, Inc., each as an Originator, Arch Chemicals Receivables LLC, as Buyer under the Receivables Sales Agreement and as Seller under the Receivables Purchase Agreement, Arch Chemicals, Inc., as Servicer, Market Street Funding, and PNC Bank, National Association, as LC Bank and as Administrator.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

Dated: August 5, 2010	By:	/s/ Steven C. Giuliano
	Name:	Steven C. Giuliano
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10	Omnibus Amendment and RPA Amendment No. 2, dated as of July 9, 2010, among Arch Treatment Technologies, Inc., Arch Wood Protection, Inc., Arch Personal Care Products, L.P., and Arch Chemicals, Inc., each as an Originator, Arch Chemicals Receivables LLC, as Buyer under the Receivables Sales Agreement and as Seller under the Receivables Purchase Agreement, Arch Chemicals, Inc., as Servicer, Market Street Funding, and PNC Bank, National Association, as LC Bank and as Administrator.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.