Form 10-Q
period 2010-09-30
ARCH CHEMICALS INC
filed 2010-11-04
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $1 par value per share	25,131,020 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$126.4	$70.1
Accounts receivable, net	122.0	126.3
Securitization-related receivable	64.3	76.0
Inventories, net	179.9	145.9
Other current assets	24.3	14.4
Assets held for sale	1.3	127.7

Total current assets	518.2	560.4
Investments and advances - affiliated companies at equity	2.1	2.0
Property, plant and equipment, net	168.1	173.5
Goodwill	206.2	205.8
Other intangibles	149.8	156.1
Other assets	90.1	112.7

Total assets	$1,134.5	$1,210.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9.9	$11.1
Current portion of long-term debt	31.2	21.9
Accounts payable	135.5	116.9
Accrued liabilities	92.8	75.8
Liabilities associated with assets held for sale	—	57.7

Total current liabilities	269.4	283.4
Long-term debt	203.2	257.7
Other liabilities	224.2	264.5

Total liabilities	696.8	805.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 25.1 shares issued and outstanding (25.0 in 2009)	25.1	25.0
Additional paid-in capital	465.4	461.4
Retained earnings	140.6	91.2
Accumulated other comprehensive loss	(193.4)	(172.7)

Total shareholders’ equity	437.7	404.9

Total liabilities and shareholders’ equity	$1,134.5	$1,210.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$325.6	$312.2	$1,065.7	$951.4
Cost of goods sold	227.6	223.8	730.9	662.1
Selling and administration	73.1	64.3	218.4	196.2
Research and development	5.0	4.5	14.6	13.6
Restructuring and other expense	0.7	1.1	0.7	1.1
Impairment charge	1.2	—	1.2	—
Interest expense	3.7	3.2	10.6	10.2
Interest income	0.5	0.4	1.3	1.1

Income from continuing operations before equity in earnings of affiliated companies and taxes	14.8	15.7	90.6	69.3
Equity in earnings of affiliated companies	0.1	0.2	0.4	0.4
Income tax expense	5.7	6.2	31.6	24.5

Income from continuing operations	$9.2	$9.7	$59.4	$45.2
Income (Loss) from discontinued operations (net of tax expense of $1.1, $0.3 and $1.6)	—	0.6	(0.5)	(0.8)
Gain on sale of discontinued operations (net of tax expense of $2.8)	—	—	5.6	—

Net income	$9.2	$10.3	$64.5	$44.4

Net income (loss) per common share - Basic:

Continuing operations	$0.37	$0.38	$2.37	$1.81
Income (Loss) from discontinued operations	—	0.03	(0.02)	(0.03)
Gain on sale of discontinued operations	—	—	0.22	—

Basic net income per common share	$0.37	$0.41	$2.57	$1.78

Net income (loss) per common share - Diluted:

Continuing operations	$0.36	$0.38	$2.36	$1.80
Income (Loss) from discontinued operations	—	0.03	(0.02)	(0.03)
Gain on sale of discontinued operations	—	—	0.22	—

Diluted net income per common share	$0.36	$0.41	$2.56	$1.77

Weighted average common shares outstanding:
Basic	25.1	25.0	25.1	24.9

Diluted	25.2	25.1	25.2	25.0

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$64.5	$44.4
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Loss from discontinued operations	0.5	0.8
Gain on sale of discontinued operations	(5.6)	—
Equity in earnings of affiliates	(0.4)	(0.4)
Depreciation and amortization	30.4	31.4
Deferred taxes	12.7	13.3
Restructuring expense	0.7	—
Restructuring payments	(0.1)	(0.1)
Impairment charge	1.2	—
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	—	40.0
Receivables	19.2	22.2
Inventories	(31.7)	12.9
Other current assets	(5.9)	0.3
Accounts payable and accrued liabilities	29.3	(25.8)
Noncurrent liabilities	(28.3)	(32.1)
Other operating activities	5.3	1.7

Net operating activities from continuing operations	91.8	108.6
Cash flows of discontinued operations	2.2	10.7

Net operating activities	94.0	119.3

Investing activities
Capital expenditures	(16.0)	(18.3)
Businesses acquired in purchase transaction	(1.7)	0.3
Proceeds from sale of a business	43.9	0.5
Cash flows of discontinued operations	(0.4)	(1.8)

Net investing activities	25.8	(19.3)

Financing activities
Long-term debt borrowings	189.0	197.5
Long-term debt repayments	(234.4)	(277.4)
Short-term debt (repayments) borrowings, net	(1.9)	(1.7)
Dividends paid	(15.1)	(15.0)
Other financing activities	0.6	(2.4)
Cash flows of discontinued operations	—	—

Net financing activities	(61.8)	(99.0)

Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.3

Net increase in cash and cash equivalents	56.3	1.3
Cash and cash equivalents, beginning of year	70.1	50.8

Cash and cash equivalents, end of period	$126.4	$52.1

Supplemental cash flow information
Income taxes, net	$6.1	$1.3

Interest paid	$8.1	$12.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 2009. The Company’s Biocides Products segment (formerly named Treatment Products) is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and, in particular, the HTH water products business, for the three and nine months ended September 30, 2010 are not indicative of the results to be expected for the entire fiscal year.

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

Reclassifications of prior-year data have been made, where appropriate, to conform to the 2010 presentation.

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

2. Share-Based Compensation

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2010 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2009	168	$19.40	$17.38 — 23.00
Options exercised	103	19.25	17.38 — 23.00
Options cancelled	2	20.85	20.85

Balance, September 30, 2010	63	$19.59	$18.22 — 23.00

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $1.3 million and $0.6 million, respectively. The stock options outstanding at September 30, 2010 had an average remaining contractual life of 2 years.

Performance Awards

Under its 1999 Long Term Incentive Plan and 2009 Long Term Incentive Plan, the Company has granted selected executives and other key employees two types of awards: performance units that vest only upon meeting a performance measure and performance accelerated restricted stock units that vest upon meeting a performance measure, or if that measure is not achieved, upon the employee’s remaining in the employ of the Company for a specific period. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The awards were also designed to recognize and reward achieving targeted return on equity (“ROE”). The awards, which are settled partly in cash and partly in shares of the Company’s stock, are earned at the end of a three-year period provided the ROE target is achieved for that third year. For awards granted prior to 2010, there is an opportunity for accelerated payout of the performance units and performance accelerated restricted stock units if the ROE target is met or exceeded by the end of the second year after the grant. Performance and restricted stock units granted in 2010 do not contain this accelerated payout feature. Performance units that do not meet the performance goal at the end of the third year expire without payment. For the performance accelerated restricted stock units, if the ROE target is not achieved by the end of the third year after grant, the units will vest and will be paid out as soon as administratively feasible following the end of the sixth year after grant or in the case of those units granted in 2010, following the end of the fifth year after grant, if, in each case, the executive is still employed at the Company at the end of such year.

The Company accounts for the portion of the award to be settled in shares as an equity-based award, which requires share-based compensation cost to be measured at the grant date, or approval date if awards are amended, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of September 30, 2010, there were 905,000 performance awards granted; of these awards approximately 473,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $14.1 million.

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

The Company has entered into equity total return swap agreements with 400,000 notional shares in order to minimize earnings volatility related to these awards and the Company’s deferred compensation awards. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s long-term incentive plan liabilities, which are also recorded in Selling and administration expenses, and there is no significant impact on the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

Not including the impact of the equity total return swap agreements, total compensation expense of $3.5 million and $6.9 million and $2.5 million and $4.7 million was recognized for the three and nine months ended September 30, 2010 and 2009, respectively. See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income. As of September 30, 2010, there was $13.5 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of one year based on current financial forecasts.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the performance award activity for the nine months ended September 30, 2010 (number of awards in thousands):

Performance Awards
Balance, December 31, 2009	696
Awarded	332
Paid out	109
Cancelled or forfeited	14

Balance, September 30, 2010	905

As of September 30, 2010, the closing stock price was $35.09 and these outstanding awards have not yet vested.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At September 30, 2010, the Company had $8.8 million recorded in Other assets in the Condensed Consolidated Balance Sheet. Additionally, the Company had a $0.5 million deferred compensation liability recorded in Accrued liabilities and a $13.4 million deferred compensation liability recorded in Other liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2009, the Company had $8.8 million in Other assets and a deferred compensation liability of $12.4 million in Other liabilities in the Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at September 30, 2010 and December 31, 2009.

The Company has entered into equity total return swap agreements with 400,000 notional shares in order to minimize earnings volatility related to these awards and the Company’s performance awards. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation liabilities, which are also recorded in Selling and administration expenses, and there is no significant impact on the Company’s Condensed Consolidated Statements of Income. See Note 9 for further detail.

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

The reconciliations between basic and diluted shares outstanding for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Basic	25.1	25.0	25.1	24.9
Common equivalent shares from stock options and performance awards using the treasury stock method	0.1	0.1	0.1	0.1

Diluted	25.2	25.1	25.2	25.0

4. Accounts Receivable/Securitization-Related Receivable

In 2005 the Company entered into an accounts receivable securitization program with Three Pillars Funding LLC (“Three Pillars”), an affiliate of SunTrust Bank (“SunTrust”), and SunTrust Capital Markets, Inc., through which the Company sold undivided participation interests in certain domestic trade accounts receivable, without recourse, through its wholly-owned subsidiary, Arch Chemicals Receivables Corp. (now known as Arch Chemicals Receivables LLC) (“ACRC”), a special-purpose entity that is consolidated for financial reporting purposes. In connection with the securitization program, SunTrust entered into a Liquidity Agreement with Three Pillars to support its purchases of the Company’s accounts receivable annually. The Liquidity Agreement expired in October 2009 and at that time the Company entered into a new

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s existing program with Three Pillars and Sun Trust. Under the amended program, the Company sells domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through ACRC. Additionally, the program provides ACRC with the ability to issue letters of credit. The amount of funding that the Company can obtain under the program is subject to change based upon the level of eligible receivables, with a maximum amount of $80 million. No more than $30 million of such funding can relate to letters of credit. The amended program is subject to annual renewal and has similar terms to the Company’s previous accounts receivable securitization program.

Under the amended program, the fair value of receivables, for which payment of the purchase price by Market Street Funding LLC is deferred, is recorded separately from Accounts receivable, net as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. The fair value of these receivables was $64.3 million at September 30, 2010 and $76.0 million at December 31, 2009. Fair value of the receivables included a reserve for credit losses ($1.0 million at September 30, 2010 and $0.9 million at December 31, 2009) and was not discounted due to the short-term nature of the underlying financial assets.

The costs of the programs for the three and nine months ended September 30, 2010 and 2009 of $0.3 million and $0.8 million and $0.3 million and $0.7 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. Under the amended program, the Company pays a facility fee that is equal to approximately 0.75% of the committed amount of the facility. The Company also incurs costs based on the fair market value of the receivables that are sold under the program and for which payment to Market Street Funding LLC has not been deferred. Such costs are based on the cost of commercial paper issued by Market Street Funding LLC plus a margin of approximately 0.75%. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

During October 2010, the program was renewed for 364 days. At such time, the facility fee was reduced to approximately 0.60% of the committed amount of the facility. Additionally, the cost which the Company incurs for receivables which are sold, and for which payment is not deferred, was reduced to the cost of commercial paper issued by Market Street Funding LLC plus a margin of approximately 0.50%.

5. Inventories

($ in millions)	September 30, 2010	December 31, 2009
Raw materials and supplies	$66.8	$57.8
Work in process	10.2	7.8
Finished goods	158.2	136.0

Inventories, gross	235.2	201.6
LIFO reserve	(55.3)	(55.7)

Inventories, net	$179.9	$145.9

Approximately 50 percent of the Company's inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at September 30, 2010 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2010.

6. Assets Held for Sale/Discontinued Operations

Industrial Coatings Business

On March 31, 2010, the Company completed the sale of its industrial coatings business to The Sherwin-Williams Company (“Sherwin-Williams”). Gross proceeds from the sale, before expenses and the final working

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

capital adjustment, were €39.9 million (approximately $54 million). As a result of the sale, the Company recorded an after-tax gain of $5.6 million, which includes $27.7 million of net cumulative historical foreign currency translation gains that were recognized at the time of the sale. During the three months ended December 31, 2009, the Company recorded transaction costs, $0.6 million net of tax, related to the sale. Therefore, the total net gain on the sale of the business was $5.0 million. Proceeds from the sale are being used for general corporate purposes. The business had sales for the three months ended March 31, 2010 of $34.5 million. The business had sales for the three and nine months ended September 30, 2009 of $38.3 million and $107.0 million, respectively.

The net gain that was recorded during the nine months ended September 30, 2010 is reflected in Gain on Sale of Discontinued Operations, as follows:

($ in millions)
Net Assets Sold:
Working capital	$19.9
Non-current assets/liabilities	43.7

Net assets sold	$63.6

Gain on Sale:
Cash proceeds	$54.0
Working capital adjustment	(4.6)

Proceeds	49.4
Net assets sold	(63.6)
Transaction costs incurred	(5.1)
Cumulative foreign currency translation realized	27.7

Pre-tax gain	8.4
Tax expense	(2.8)

Net gain	$5.6

Industrial Coatings Balance Sheet

Assets held for sale at December 31, 2009 principally relate to the industrial coatings business. The major classes of assets and liabilities of such business consist of the following:

($ in millions)
Accounts receivable, net	$35.0
Inventories, net	25.2
Other current assets	1.9
Property, plant and equipment, net	38.8
Other intangibles	24.2

Total assets held for sale	125.1

Accounts payable and accrued liabilities	39.5
Other liabilities	18.2

Total liabilities associated with assets held for sale	57.7

Net assets held for sale of the Industrial Coatings business	$67.4

As of December 31, 2009, the Company had $31.6 million of unrecognized foreign currency translation gains.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection	Total Biocides Products	Performance Urethanes	Total
Balance, December 31, 2009	$79.1	$78.0	$44.3	$201.4	$4.4	$205.8
Foreign exchange	—	(0.2)	0.6	0.4	—	0.4

Balance, September 30, 2010	$79.1	$77.8	$44.9	$201.8	$4.4	$206.2

The gross carrying amount and accumulated amortization for other intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010			December 31, 2009
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	96.0	36.2	59.8	96.0	30.6	65.4
Toxicology database	14.4	6.3	8.1	14.6	5.7	8.9
Developed technology	16.3	6.0	10.3	16.4	5.1	11.3
Other	14.1	5.3	8.8	13.9	5.4	8.5

Total amortizable other intangibles	141.0	54.0	87.0	141.1	47.0	94.1
Total non-amortizable other intangibles — trademarks	62.9	0.1	62.8	62.1	0.1	62.0

Total other intangibles	$203.9	$54.1	$149.8	$203.2	$47.1	$156.1

Amortization expense for the three and nine months ended September 30, 2010 and 2009 was $2.8 million and $8.2 million and $2.8 million and $8.1 million, respectively. Estimated amortization expense is $11.0 million for the year ended December 31, 2010 and $11.4 million for the years ended December 31, 2011 through December 31, 2014.

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

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At September 30, 2010, the Company’s quarterly leverage ratio, as defined in the credit facility, was 1.7. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At September 30, 2010, the Company’s interest coverage ratio, as defined in the credit facility, was 10.6. The Company was in compliance with both of these covenants throughout the nine months ended September 30, 2010. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. At September 30, 2010, restricted payments were limited to $100.2 million. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.100% at September 30, 2010). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.4% at September 30, 2010). There was $30.0 million of debt outstanding under the credit facility at September 30, 2010. Due to the fact that the credit facility expires in June 2011, such amount was recorded in Current portion of long-term debt in the Condensed Consolidated Balance Sheet. At December 31, 2009, $108.0 million of debt was outstanding under the credit facility. Such amount was recorded in Long-term debt in the Condensed Consolidated Balance Sheet.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks. The term loan provided for amortization of principal equal to $5 million per quarter, beginning September 30, 2009. During September 2010, the remaining $80 million outstanding balance was repaid using the proceeds from the Series 2010-A Senior Notes (see below for further detail).

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured senior Series A notes (the “Notes”). The notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility. At September 30, 2010, the Company’s quarterly leverage ratio, as defined by the shelf agreement, was 1.7 and the Company’s interest coverage ratio, as defined by the shelf agreement, was 10.6. The Company was in compliance with both of these covenants throughout the nine months ended September 30, 2010. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At September 30, 2010, restricted payments were limited to $100.2 million.

On September 9, 2010, the Company entered into a master note purchase agreement (the “master note agreement”) with certain institutional investors, which provides financing to the Company through the private placement of $250.0 million aggregate principal amount of the Company’s Series 2010-A Senior Notes (the “Senior Notes”). The Company issued $125.0 million of the Senior Notes at closing, with the remaining $125.0 million to be issued by the Company no later than December 31, 2010, subject to customary closing conditions. The Senior Notes will mature in December 2017 and bear a fixed annual interest rate of 4.0%. The master note agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and shelf agreement. At September 30, 2010, the Company’s quarterly leverage ratio, as defined by the master note agreement, was 1.7 and the Company’s interest coverage ratio, as defined by the master note agreement, was 10.6. The Company has been in compliance with both of these covenants since the inception of the master note agreement. Additionally, the master note agreement restricts the payment of dividends and repurchase of stock to $99.4 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2010. At September 30, 2010, restricted payments were limited to $100.2 million.

At September 30, 2010, the Company had $24.6 million of outstanding letters of credit, $2.9 million of which reduced availability under the Company’s credit facility. Additionally, at September 30, 2010, the Company had $2.4 million of outstanding letters of guarantee.

At September 30, 2010, the Company had interest rate swap agreements with a total notional value of $30 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company's policy to hedge up to 80% of its anticipated purchase and sales commitments denominated or expected to be denominated in a currency other than the business’ functional currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar, Japanese yen and South African rand). Most of the Company’s currency derivatives expire within one year. During the three and nine months ended September 30, 2010 and 2009, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria to qualify for hedge accounting. Additionally, the Company has entered into cross-currency swap agreements to hedge its exposure to the variability of future foreign currency cash flows through August 2014. The cross-currency swap agreements do not meet the criteria to qualify for hedge accounting.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, 2010, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $7.4 million and forward contracts to buy foreign currencies with U.S. dollar equivalent value of $11.1 million. Additionally, the Company had cross-currency swap agreements with a notional value of approximately $3 million.

The counterparties to the Company’s forward contracts and cross-currency swap agreements are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes; nor is the Company a party to leveraged derivatives.

As of September 30, 2010 and December 31, 2009, the fair values of the Company’s foreign currency forward contracts that were designated as hedging instruments, as well as those contracts that were not designated as hedging instruments, were immaterial. The amounts that were excluded from effectiveness testing for foreign currency forward contracts that were designated as hedging instruments were immaterial during the three and nine months ended September 30, 2010 and 2009. Additionally, during the three and nine months ended September 30, 2010 and 2009, amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such instruments were immaterial.

As of September 30, 2010 and December 31, 2009, the fair value of the Company’s cross-currency swap agreements was immaterial. Additionally, during the three and nine months ended September 30, 2010 and 2009, the amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such swap agreements were immaterial.

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes, such liabilities are adjusted and the impact is recorded in the Company’s Condensed Consolidated Statements of Income. The Company has entered into equity total return swap agreements with 400,000 notional shares in order to minimize earnings volatility related to the deferred compensation and long-term incentive plans. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and administration expenses, and there is no significant impact on the Company’s Condensed Consolidated Statements of Income.

The counterparty to the agreements is a major financial institution. The agreements will mature in July 2011, at which time cash settlement will occur. The counterparty can terminate the swap on 200,000 shares if the Company’s stock price falls below $11.37, and it can terminate the swap on the remaining 200,000 shares if the stock price falls below $11.05.

The following table displays the fair values at September 30, 2010 and December 31, 2009 of the Company’s equity total return swap derivatives that were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2010	December 31, 2009
Assets
Other current assets	$4.1	$—
Other assets	—	2.4

During the three months and nine months ended September 30, 2010 and 2009, the Company recognized gains of $1.8 million and $1.7 million and $2.1 million and $1.5 million, respectively, in Selling and administration expenses related to the equity total return swap agreements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table displays the fair values at September 30, 2010 and December 31, 2009 of the Company’s interest rate swap derivatives that were designated as hedging instruments. Additionally, the table displays the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	September 30, 2010	December 31, 2009
Liabilities
Accrued liabilities	$0.8	$0.8
Other liabilities	0.3	0.6

Total Liabilities	$1.1	$1.4

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended September 30, 2010:

($ in millions)	Accumulated Other Comprehensive Loss (“AOCL”) as of 6/30/10	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 9/30/10
Type of derivative
Interest Rate Swap Agreements	$0.7	$0.2	$—	$(0.1)	$0.8
Foreign Currency Forward Contracts	(0.1)	0.2	0.1	—	0.2

Total	$0.6	$0.4	$0.1	$(0.1)	$1.0

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the nine months ended September 30, 2010:

($ in millions)	AOCL as of 12/31/09	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 9/30/10
Type of derivative
Interest Rate Swap Agreements	$0.8	$0.5	$—	$(0.5)	$0.8
Foreign Currency Forward Contracts	(0.1)	0.4	(0.1)	—	0.2

Total	$0.7	$0.9	$(0.1)	$(0.5)	$1.0

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

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

During the three and nine months ended September 30, 2010 and 2009, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$1.9	$2.0	$6.9	$6.1
Interest cost on the projected benefit obligation	4.6	4.3	14.4	13.4
Expected return on plan assets	(5.6)	(4.4)	(16.3)	(14.1)
Amortization of prior service cost	0.1	—	0.2	—
Recognized actuarial loss	1.8	1.3	6.0	4.0

Net periodic benefit cost	$2.8	$3.2	$11.2	$9.4

Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.1	$0.1	$0.4	$0.3
Interest cost on the projected benefit obligation	0.2	0.2	0.7	0.7
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$0.3	$0.2	$1.0	$0.9

        The Company has no minimum funding requirements for the U.S. pension plans in 2010. However, during 2010, the Company has made $40 million of voluntary contributions to the qualified plan. As a result, the Company continues to meet the full funding phase-in thresholds of the Pension Protection Act of 2006 and is not required to pay a variable rate premium. The Company is assessing its funding options and may make an additional voluntary contribution in the fourth quarter of 2010. The Company also has payments due under the non-qualified pension plan and the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. U.S. pension expense in 2010 is expected to be $1 million to $2 million higher than 2009.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Hickson U.K. Pension Plans

During the three and nine months ended September 30, 2010 and 2009, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.5	$0.5	$1.5	$1.3
Interest cost on the projected benefit obligation	5.0	4.9	14.6	14.1
Expected return on plan assets	(4.6)	(4.5)	(13.5)	(12.8)
Recognized actuarial loss	0.9	0.5	2.6	1.4

Net periodic benefit cost	$1.8	$1.4	$5.2	$4.0

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. During the nine months ended September 30, 2010, $7.4 million was contributed to the U.K. pension plans. The Company does not expect to make any additional contributions to the U.K. pension plans in 2010. U.K. pension expense in 2010 is expected to be $1 million to $2 million higher than 2009.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments that qualify for hedge accounting. Comprehensive income for the three and nine months ended September 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Net income	$9.2	$10.3	$64.5	$44.4

Foreign currency translation adjustments	12.8	8.7	(26.1)	30.8
Net unrealized (loss) gain on derivative instruments	(0.4)	(0.4)	(0.3)	0.3
Pension liability adjustment	1.9	1.2	5.7	3.5

Total other comprehensive income (loss)	14.3	9.5	(20.7)	34.6

Comprehensive income	$23.5	$19.8	$43.8	$79.0

The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for affiliated companies accounted for under the equity method, since the Company intends to continue to reinvest these earnings.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Sales:
Biocides Products:
HTH Water Products	$123.0	$128.1	$480.0	$433.3
Personal Care and Industrial Biocides	88.5	77.8	254.2	219.4
Wood Protection	67.3	65.5	193.3	174.9

Total Biocides Products	278.8	271.4	927.5	827.6
Performance Products:
Performance Urethanes	42.8	35.8	125.6	111.1
Hydrazine	4.0	5.0	12.6	12.7

Total Performance Products	46.8	40.8	138.2	123.8

Total Sales	$325.6	$312.2	$1,065.7	$951.4

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Biocides Products:
HTH Water Products	$3.2	$8.4	$66.9	$62.8
Personal Care and Industrial Biocides	21.2	13.2	57.0	31.5
Wood Protection	4.8	2.0	6.0	(0.8)

Total Biocides Products	29.2	23.6	129.9	93.5
Performance Products:
Performance Urethanes	0.8	2.3	(1.4)	4.9
Hydrazine	0.5	1.0	1.9	2.2

Total Performance Products	1.3	3.3	0.5	7.1
Corporate Unallocated	(10.5)	(8.2)	(28.2)	(21.8)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	20.0	18.7	102.2	78.8
Restructuring Expense	(0.7)	—	(0.7)	—
Impairment Expense	(1.2)	—	(1.2)	—
Equity in Earnings of Affiliated Companies	(0.1)	(0.2)	(0.4)	(0.4)

Total Operating Income	18.0	18.5	99.9	78.4
Interest expense, net	(3.2)	(2.8)	(9.3)	(9.1)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$14.8	$15.7	$90.6	$69.3

Capital Spending:
Biocides Products:
HTH Water Products	$3.2	$4.4	$7.2	$8.0
Personal Care and Industrial Biocides	2.2	2.7	5.6	5.6
Wood Protection	0.4	1.1	1.2	2.8

Total Biocides Products	5.8	8.2	14.0	16.4
Performance Products:
Performance Urethanes	0.6	0.3	1.3	1.4
Hydrazine	0.4	0.3	0.7	0.5

Total Performance Products	1.0	0.6	2.0	1.9

Total Capital Spending	$6.8	$8.8	$16.0	$18.3

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2007 through May 31, 2008, during which time the Company paid duty rates of 76% for part of the period and approximately 20% for the remainder of the period. During the fourth quarter of 2009, the DOC made its final determination that changed the Company’s antidumping duty rate for the entire period to 20%. As a result of the final determination, the Company recorded a pre-tax benefit of $1.0 million in the fourth quarter of 2009. The determination was not appealed and during the nine months ended September 30, 2010 the Company received the cash refund.

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

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. The plaintiff has identified 545 boats in need of repair and the plaintiff claims that it has expended €4.5 million (approximately $6.1 million) to repair 513 of those boats. A court appointed expert has filed a report with the court that concludes that the technical cause of the problem lies solely with the formulation of the varnish coatings, and that the plaintiff’s damages at the end of January 2010 amounted to €3.7 million

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(approximately $5.0 million). There is no trial date set for this case. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. The Company has advised the insurer that it disagrees with its position and is currently evaluating its options. ACF sold its assets in the sale of the industrial coatings business to Sherwin-Williams, but has retained the liability for the lawsuit. At September 30, 2010, ACF had €0.8 million (approximately $1.0 million) accrued for this matter. The Company believes the high end of the range of possible outcomes is €4.5 million (approximately $6.1 million). However, it is possible that the high end of the range could ultimately increase or decrease depending upon whether the court accepts or rejects the findings of the expert as to both causation and damages. Due to the multiple variables involved in the case (i.e., the uncertainty surrounding the number of boats that were damaged, the costs to repair the damages, the cause of the alleged damage as determined by the court, the Company’s responsibility for all or some of the alleged costs of repair as determined by the court), it is currently not possible to make an estimate of any amount above the amount of the current stated claim. An unfavorable outcome related to this matter could have a material adverse effect on the Company’s results of operations and cash flows.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.9 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, our former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment to the first level administrative court. The Company received an unfavorable decision on this protest and has protested the assessment to the second level administrative court. The Company believes the resolution of this case is not likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

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

During 2008, Arch Wood Protection (NZ) Limited (“AWPNZ”) had been named as a defendant in a suit filed by one of its competitors. The suit alleged that AWPNZ and several other defendants were jointly and severally liable for defamatory statements made about a product of the competitor in that they secured, contributed to, or encouraged the publication of such statements. During the nine months ended September 30, 2010, the parties settled the matter and the case was dismissed. The settlement did not have a material impact on the Company.

In March 2010, the owner of a new U.S. patent, relating to methods of using particulate copper wood preservatives, filed a lawsuit against the Company, two of the Company’s subsidiaries, and three customers of the Company’s wood protection business. In the suit, the patent owner claims that use of certain wood preservatives manufactured and sold by the Company’s wood protection business infringes the patent. The complaint requests several forms of relief, including an unspecified amount of damages and a permanent injunction against infringement of the patent. The Company believes that the patent owner’s claims are without merit, and is vigorously defending against these claims. In its answer to the complaint, the Company has asserted, among other things, that the alleged activities do not infringe the patent, and that, in any event, the patent is both invalid and unenforceable. The trial in this case is scheduled to begin during the second quarter of 2011. The Company does not believe that the resolution of this case is likely to have a material adverse effect on its consolidated financial condition, cash flow or results of operations.

In October 2010, the French taxing authorities notified the Company that it may be responsible for paying additional duties in connection with certain products imported into France from October 2005 through May 2007. Based upon alleged errors in the invoices prepared by the supplier, the amount of additional duties sought is $1.7 million, which excludes any potential penalties and interest on the unpaid duties. The Company is in the process of evaluating this matter.

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

In connection with the disposition of the industrial coatings business on March 31, 2010, the Company provided indemnification for the costs of remediation necessary to comply with applicable environmental laws in relation to certain specifically identified pre-closing environmental contamination and non-compliances at the sites used in the business at the time of disposal. Although there are no monetary caps or time limits applicable to the Company’s obligation to indemnify for the remediation costs, the Company estimates the potential exposure to be approximately $1.0 million. At September 30, 2010, the Company had a liability recorded for such amount in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company also provided indemnification for certain other unknown environmental matters relating to the pre-closing operations of the industrial coatings business. This indemnification obligation is subject to both time limits (three years in the case of penalties for non-compliance with applicable environmental laws and permits and seven years in the case of offsite and former property environmental contamination) and a €5 million (approximately $6.7 million) aggregate monetary cap on all warranty and environmental matters arising out of the transaction (other than the remediation costs associated with the specifically identified onsite contamination and non-compliances discussed above). All other liabilities relating to environmental matters at the sites, and arising in connection with the industrial coatings business before March 31, 2010 have been assumed by the purchaser.

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the three and nine months ended September 30, 2010.

14. Income Taxes

The total amount of unrecognized tax benefits at September 30, 2010 was $11.2 million, compared to $13.2 million at December 31, 2009. The principal reasons for the $2.0 million decrease was a transfer of the liability to pay income taxes resulting from the sale of the industrial coatings business and the expiration of the period to assess taxes on the Company’s income tax returns for 2006. Although the income tax liability was transferred, in conjunction with the terms of the sale, the Company has indemnified Sherwin-Williams for any payments made by

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Sherwin-Williams related to such liability and, therefore, at September 30, 2010, the Company had a $1.5 million liability recorded in Accrued liabilities on its Condensed Consolidated Balance Sheet. The unrecognized tax benefits of $11.2 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $4.6 million of the remaining $11.2 million of unrecognized tax benefits prior to September 30, 2011, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

The Company is subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. The Company’s federal income tax return for 2008 is open to possible examination and adjustment. Additionally, during the third quarter of 2010, the Company filed its federal income tax return for 2009, which is open to possible examination and adjustment. Additionally, the tax years 2005 through 2009 remain open to examination in both the United Kingdom (“U.K.”) and Italy, which are major taxing jurisdictions where the Company is subject to foreign taxes.

During the three months ended September 30, 2010, legislation was finalized in the U.K. which reduced the corporate tax rate from 28% to 27%. The Company has significant U.K. deferred tax assets, principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company recorded non-cash expense of $1.3 million to reduce the deferred tax assets related to the pension plans. The original tax benefit was not recorded in the income statement and, instead, was recorded directly through equity.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Securitization

Under the Company’s amended securitization program, the Company records receivables for which the payment of the purchase price by Market Street Funding LLC has been deferred, at fair value as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. Such fair value includes a reserve for credit losses. The receivables are not discounted due to the short-term nature of the underlying financial assets. The Securitization-related receivable is included in Level 3 and net payments by Market Street Funding LLC for the three and nine months ended September 30, 2010 were $22.6 million and $11.7 million, respectively.

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010:

($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investments in the Rabbi Trust that are recorded at fair value	$8.8	$—	$—	$8.8
Securitization-related receivable	—	—	64.3	64.3
Foreign currency forward contracts	—	0.3	—	0.3
Equity total return swap agreements	—	4.1	—	4.1

Total Assets	$8.8	$4.4	$64.3	$77.5

Liabilities
Deferred compensation	$13.9	$—	$—	$13.9
Foreign currency forward contracts	—	0.2	—	0.2
Cross-currency swap agreements	—	0.7	—	0.7
Interest rate swap agreements	—	1.1	—	1.1

Total Liabilities	$13.9	$2.0	$—	$15.9

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the nine months ended September 30, 2010 there were no transfers between Level 1 and Level 2.

16. Financial Instruments

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable approximated fair values due to the short-term maturities of these instruments.

The fair value of the Company’s borrowings, if any, under its existing credit facility, approximates book value due to the relatively short period such debt is expected to be outstanding and the fact that the interest rates on the borrowings are reset every one to six months. The fair value of the Company’s $75.0 million of borrowings under the shelf agreement was approximately $86 million at September 30, 2010. The fair value of the Company’s $125.0 million of borrowings under the master note agreement approximates book value due to the fact that the Senior Notes were issued in September 2010 and market conditions are similar to those which existed at the time of issuance. The fair value of the Company’s Short-term borrowings approximates the book value due to the floating interest rate terms and the short maturity of the instruments.

17. Restructuring and Other Expense and Impairment

On August 24, 2010, the Company announced its decision to consolidate three of its U.S. Research and Development (“R&D”) and Technical Service facilities in Alpharetta, Georgia. The facilities impacted by this consolidation are New Castle, Delaware; Cheshire, Connecticut; and Conley, Georgia.

Due to the consolidation, during the three months ended September 30, 2010, the Company recorded a $0.7 million charge for estimated employee severance costs, most of which will be paid by the end of 2011. The charge is recorded in Restructuring and other expense in the Company’s Condensed Consolidated Statement of Income and the related liability is recorded in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheet. Additionally, during the three months ended September 30, 2010, the Company recorded a $1.2 million impairment charge related to its New Castle, Delaware facility and the Company has recorded the facility in Assets held for sale in the Company’s September 30, 2010 and December 31, 2009 Condensed Consolidated Balance Sheets. The fair value of the facility was determined based upon market data.

The total pre-tax charge to consolidate these facilities is estimated to be in the range of $5 million to $7 million. The charge will consist of (i) $3 million to $4 million of employee severance and relocation-related costs, (ii) $1 million for the impairment of the Company’s facility in New Castle, Delaware and (iii) $1 million to $2 million of other costs. The estimate assumes that the Company will be able to sub-lease the Cheshire, Connecticut facility at terms approximating the Company’s current lease for the facility. The Company anticipates that the consolidation will be completed by the end of 2011.

During the three months ended September 30, 2009, the Company recorded a $1.1 million charge for executive severance in Restructuring and other expense in the Company’s Condensed Consolidated Statement of Income.

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

The Company has seen some improvement in consumer demand during 2010, following the depressed global economic conditions in 2009 that impacted the operating performance of several of the Company’s businesses. The overall economic environment for our wood protection business was depressed in 2009 as new housing starts were down significantly and consumers continued to be faced with general economic uncertainty, fueled by weak consumer credit markets and lagging consumer confidence as a result of the volatile financial markets. All of these factors have decreased demand for lumber and other construction materials. This decreased demand has put pressure on the operating results and cash flows of the business. If there is no substantial recovery over the next several years, the earnings and cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

Additionally, the depressed economy in 2009 impacted our performance urethanes business, reducing its overall operating results, and has persisted through 2010. The performance urethanes business also had a significant contract expire at the end of 2009, which will decrease the annual operating income by approximately $12 million starting in 2010. We believe that organic growth and our pipeline of new product offerings should mitigate a portion of this decrease. If the results for this business were to continue to decline further, if there is no recovery over the next several years or if the business is unsuccessful in new product offerings, the earnings and the cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Consolidated

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Sales	$325.6	$312.2	$1,065.7	$951.4

Gross margin	$98.0	$88.4	$334.8	$289.3
Selling and administration	73.1	64.3	218.4	196.2
Research and development	5.0	4.5	14.6	13.6
Restructuring and other expense	0.7	1.1	0.7	1.1
Impairment charge	1.2	—	1.2	—
Interest expense, net	3.2	2.8	9.3	9.1
Equity in earnings of affiliated companies	0.1	0.2	0.4	0.4
Income tax expense	5.7	6.2	31.6	24.5

Income from continuing operations	9.2	9.7	59.4	45.2
Income (Loss) from discontinued operations, net of tax	—	0.6	(0.5)	(0.8)
Gain on sale of discontinued operations, net of tax	—	—	5.6	—

Net income	$9.2	$10.3	$64.5	$44.4

Diluted income per common share – continuing operations	$0.36	$0.38	$2.36	$1.80

Three Months Ended September 30, 2010 Compared to 2009

Sales increased $13.4 million, or four percent, as higher volumes (six percent) were partially offset by lower pricing (two percent). The higher volumes were principally driven by increased demand in the personal care and industrial biocides business.

Gross margin percentage was 30.1% and 28.3% for 2010 and 2009, respectively. The increase in gross margin percentage in 2010 was principally due to lower raw material costs for the wood protection and personal care and industrial biocides businesses, as well as higher sales volumes for the personal care and industrial biocides business. This increase in gross margin percentage was partially offset by the completion, at the end of 2009, of a long-term contract manufacturing arrangement in the performance urethanes business.

Selling and administration expenses as a percentage of sales were 22.5% in 2010 and 20.6% in 2009. Despite the higher sales volumes, Selling and administration expenses as a percentage of sales increased in 2010 due to higher compensation-related costs, selling costs and marketing costs.

In August 2010, the Company announced its decision to consolidate three of its existing U.S. Research and Development (“R&D”) and Technical Service facilities in Alpharetta, Georgia. During the three months ended September 30, 2010, the Company recorded a $0.7 million charge for estimated employee severance costs. Additionally, the Company recorded a $1.2 million impairment charge related to its New Castle, Delaware facility.

Restructuring and other expense in 2009 relates to executive severance.

Interest expense, net, increased $0.4 million as the higher cost of borrowings more than offset lower net debt during the period.

The tax rate on income from continuing operations for the three months ended September 30, 2010 and 2009 was 38.3% and 39.0%, respectively. In the third quarter of 2010, legislation was finalized in the United Kingdom (“U.K.”) which reduced the corporate tax rate from 28% to 27%. The Company has significant U.K. deferred tax

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

assets, principally related to the Company’s U.K. pension plans. As a result of the tax rate change, the Company recorded non-cash expense of $1.3 million to reduce the deferred tax assets related to the pension plans. The original tax benefit was not recorded in the income statement and, instead, was recorded directly through equity. Excluding the effect of this legislation, the tax rate for the three months ended September 30, 2010 was 29.5%, which included tax benefits from the expiration of the statute of limitations for certain tax matters. The 2010 full-year effective tax rate is estimated to be in the range of 32% to 33%, excluding the tax expense related to the reduction of the U.K. pension deferred tax assets. The 2009 tax rate included higher state income taxes related to tax returns filed during the three months ended September 30, 2009.

Income (Loss) from discontinued operations, net, during the three months ended September 30, 2009 represents the results of operations for the industrial coatings business until its sale in March 2010.

Nine Months Ended September 30, 2010 Compared to 2009

Sales increased $114.3 million, or 12 percent, due to higher volumes (ten percent) and favorable foreign exchange (two percent). The higher volumes were driven by increased demand in the biocides businesses.

Gross margin percentage was 31.4% and 30.4% for 2010 and 2009, respectively. The increase in gross margin percentage in 2010 was principally due to lower raw material costs for the wood protection and personal care and industrial biocides businesses, as well as higher sales volumes for the personal care and industrial biocides business. This increase in gross margin percentage was partially offset by the completion, at the end of 2009, of a long-term contract manufacturing arrangement in the performance urethanes business.

Selling and administration expenses as a percentage of sales were 20.5% in 2010 and 20.6% in 2009. Selling and administration expenses increased $22.2 million from 2009 due to higher compensation-related costs, unfavorable foreign exchange, higher pension expense and selling and marketing costs.

Research and development increased $1.0 million due to increased spending for the personal care and industrial biocides business.

Restructuring and other expense in 2010 represents estimated severance costs related to the consolidation of three of the Company’s U.S. R&D and Technical Services facilities. Restructuring and other expense in 2009 relates to executive severance.

In conjunction with the consolidation of most of the Company’s U.S. R&D and Technical Services activities, during the nine months ended September 30, 2010, the Company recorded a $1.2 million impairment charge related to its New Castle, Delaware facility.

Interest expense, net, was consistent with 2009 as lower net debt was offset by higher cost of borrowings.

The tax rate on income from continuing operations for the nine months ended September 30, 2010 and 2009 was 34.7% and 35.2%, respectively. The nine months ended September 30, 2010 included the $1.3 million charge caused by the impact of the change in the U.K. tax rate on deferred tax assets related to the Company’s U.K. pension plans. Excluding this charge, the tax rate for the nine months ended September 30, 2010 was 33.3%. The 2010 full-year effective tax rate is estimated to be in the range of 32% to 33%, excluding the tax expense related to the reduction of the U.K. pension deferred tax assets.

Income (Loss) from discontinued operations, net, during the nine months ended September 30, 2010 and 2009 represents the results of operations for the industrial coatings business until its sale in March 2010.

The Gain on sale of discontinued operations, net, during the nine months ended September 30, 2010 relates to the sale of the industrial coatings business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Fourth Quarter and Full Year Outlook

The Company has increased its full-year 2010 earnings guidance. Full-year sales are expected to be approximately nine to eleven percent higher than 2009, and earnings from continuing operations before special items for the full-year 2010 are now anticipated to be in the $2.40 to $2.50 per share range, compared to the Company’s previous guidance in the $2.25 to $2.40 per share range. This increased guidance reflects the Company’s strong third quarter results. Depreciation and amortization forecasts remain in the $40 to $45 million range and capital spending is now expected to be in the $30 million range. The effective tax rate from continuing operations is estimated to be in the 32 to 33 percent range, excluding the impact of the U.K. tax rate change.

For the fourth quarter, the Company anticipates (loss) earnings per share from continuing operations to be in the range of $(0.06) to $0.04, compared to earnings per share from continuing operations of $0.12 during the fourth quarter of 2009. Improved operating profits from higher volumes in the HTH water products and personal care and industrial biocides businesses are expected to be offset by lower performance urethanes results due to the conclusion of the long-term contract manufacturing arrangement at the end of 2009. The Company also expects slightly higher interest costs, general corporate expenses and income tax expense compared to the prior year.

The fourth quarter 2010 guidance assumes the Company will recognize a pre-tax benefit (approximately $3 million) from a lower antidumping duty rate due to the expected favorable final ruling of the first administrative period under appeal, which covers isos purchased from December 31, 2004 to May 31, 2006. This estimated benefit is expected to be mostly offset by a pre-tax charge (approximately $2 million) from an anticipated higher antidumping duty rate for the fourth administrative period under review covering isos purchased from June 1, 2008 to May 31, 2009.

Guidance for the full year 2010 excludes an impact of $0.10 per share related to the restructuring and impairment charges and the impact of the U.K. tax rate change.

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

Biocides Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Results of Operations:
Sales
HTH Water Products	$123.0	$128.1	$480.0	$433.3
Personal Care and Industrial Biocides	88.5	77.8	254.2	219.4
Wood Protection	67.3	65.5	193.3	174.9

Total Biocides Products	$278.8	$271.4	$927.5	$827.6

Operating income (loss)
HTH Water Products	$3.2	$8.4	$66.9	$62.8
Personal Care and Industrial Biocides	21.2	13.2	57.0	31.5
Wood Protection	4.8	2.0	6.0	(0.8)

Total Biocides Products	$29.2	$23.6	$129.9	$93.5

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Three Months Ended September 30, 2010 Compared to 2009

Sales increased $7.4 million, or three percent, as higher volumes (seven percent) were partially offset by lower pricing (three percent) and unfavorable foreign exchange (one percent).

Operating income increased $5.6 million principally due to improved operating results for the personal care and industrial biocides business.

HTH Water Products

Sales decreased $5.1 million, or four percent, due to lower pricing (three percent) and lower volumes (one percent). The lower pricing was principally due to unfavorable product mix in North America, which was partially offset by higher pricing in South Africa. The decreased volumes primarily related to the U.S., where the benefit from favorable weather patterns in key regions was more than offset by the timing of shipments at major mass retail accounts, which concentrated sales in the second quarter of 2010.

Operating income for the quarter was $5.2 million lower than prior year principally due to the lower sales and higher selling and marketing costs.

Personal Care and Industrial Biocides

Sales increased $10.7 million, or 14 percent, as higher volumes (20 percent) were partially offset by lower pricing (six percent). The higher volumes were primarily due to strong demand for biocides used in antidandruff products, in part due to the timing of shipments in China to avoid delivery disruptions ahead of the Asian Games. Demand for biocides used in building products also increased as the global construction markets saw modest improvement from the third quarter of 2009 and the Company benefited from both new applications for its existing products and from new products. The lower pricing principally related to health and hygiene products.

Operating income increased $8.0 million as the higher volumes, lower plant and raw material costs and favorable sales mix more than offset the lower pricing and unfavorable foreign exchange.

Wood Protection

Sales increased $1.8 million, or three percent, as higher volumes (seven percent) were partially offset by unfavorable foreign exchange (three percent) and lower pricing (one percent). The higher volumes were driven by increased demand in Europe for wood preservatives used in industrial applications.

Operating income improved $2.8 million principally due to lower raw material costs and higher volumes.

Nine Months Ended September 30, 2010 Compared to 2009

Sales increased $99.9 million, or 12 percent, due to higher volumes. Favorable foreign exchange (two percent) was offset by lower pricing.

Operating income increased $36.4 million principally due to improved operating results for the personal care and industrial biocides business and, to a lesser extent, the wood protection and HTH water products businesses.

HTH Water Products

Sales increased $46.7 million, or 11 percent, due to higher volumes (eight percent) and favorable foreign exchange (three percent). The increased volumes were principally in the U.S. and related to all product lines. Additionally, volumes increased, to a lesser extent, in Canada and Europe. The higher U.S. volumes were attributable to increased demand from certain mass retail accounts, as a result of favorable weather patterns, principally in the Northeast and Midwest U.S. and in Canada, as well as from the addition of new customers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income was $4.1 million higher than prior year as the improved U.S. volumes were partially offset by higher product, selling and marketing costs.

Personal Care and Industrial Biocides

Sales increased $34.8 million, or 16 percent, due to higher volumes (20 percent). Favorable foreign exchange (one percent) was more than offset by lower pricing (five percent) across most market sectors. The higher volumes were primarily due to strong demand across all market sectors, particularly for biocides used in antidandruff products and biocides used in building products, as the global construction markets saw modest improvement from 2009 and the Company benefited from new applications for both existing and new products.

Operating income increased $25.5 million as the higher volumes, lower plant and raw material costs and favorable sales mix more than offset the lower pricing.

Wood Protection

Sales increased $18.4 million, or ten percent, due to higher volumes. Favorable foreign exchange (three percent) was offset by lower pricing. The higher volumes were driven by increased demand for wood preservatives across all regions, as well as new accounts. The lower pricing was principally due to country mix throughout Europe and competitive pressures on certain products in North America.

Operating results improved $6.8 million due to lower raw material costs and the higher volumes, which more than offset the impact of lower pricing and higher selling expenses due to the improvement in sales volumes.

Performance Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Results of Operations:
Sales
Performance Urethanes	$42.8	$35.8	$125.6	$111.1
Hydrazine	4.0	5.0	12.6	12.7

Total Performance Products	$46.8	$40.8	$138.2	$123.8

Operating income (loss)
Performance Urethanes	$0.8	$2.3	$(1.4)	$4.9
Hydrazine	0.5	1.0	1.9	2.2

Total Performance Products	$1.3	$3.3	$0.5	$7.1

Three Months Ended September 30, 2010 Compared to 2009

Sales increased $6.0 million, or 15 percent, due to improved pricing (ten percent) and higher volumes (five percent). Operating income was $2.0 million lower than 2009.

In 2009, Lyondell, a key supplier to the Company’s hydrazine and performance urethanes businesses, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. In connection with the bankruptcy case, this vendor filed several motions with the court to terminate all service agreements with the Company at the Company’s Lake Charles site, as well as a key raw material supply agreement and a toll manufacturing agreement at the Company’s Brandenburg site. After hearings, the bankruptcy court terminated the service agreements, the raw material supply agreement and the toll manufacturing agreement. New service agreements and a new raw material supply agreement have been signed to replace the terminated raw material supply agreement and some of the services covered by the terminated services agreements. Additional service agreements are being negotiated with other

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

parties and the Company believes these agreements can be reached and therefore there will not be a significant impact on its operating results in 2010. However, if the Company is unable to obtain agreements for the remaining services on satisfactory terms and/or the toll manufacturing agreement is not replaced, the outcome could have a material impact on this segment’s future operating results.

Performance Urethanes

Performance urethanes sales increased $7.0 million, or 20 percent, due to higher pricing (12 percent) and higher volumes (eight percent). The higher pricing was in response to increased raw material costs. Volumes improved due to higher demand for propylene glycol products, including the addition of new accounts, and higher demand for polyol products. Operating income decreased $1.5 million due to the effect of the conclusion of the long-term contract manufacturing arrangement at the end of 2009, which contributed $3.2 million. Excluding the impact of the contract, improved pricing and higher volumes more than offset higher raw material costs.

Hydrazine

Hydrazine sales decreased $1.0 million, or 20 percent, principally due to lower propellant hydrazine volumes. Operating income decreased due to lower sales volumes and higher freight costs.

Nine Months Ended September 30, 2010 Compared to 2009

Sales increased $14.4 million, or 12 percent, as improved pricing (14 percent) was partially offset by lower volumes (two percent). Operating income decreased by $6.6 million.

Performance Urethanes

Performance urethanes sales increased $14.5 million, or 13 percent, as higher pricing (16 percent) driven by increased raw material costs, more than offset lower volumes (three percent). The lower volumes were due to the conclusion of a long-term contract manufacturing arrangement at the end of 2009, which was partially offset by higher demand for propylene glycol products, due to the addition of new accounts, and higher demand for polyol products. Operating results decreased by $6.3 million, principally due to the effect of the conclusion of the contract manufacturing arrangement, which contributed $9.7 million. The higher pricing was mostly offset by higher raw material costs.

Hydrazine

Hydrazine sales and operating income were consistent with 2009.

Corporate Expenses (Unallocated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Results of Operations:
Unallocated Corporate Expenses	$(10.5)	$(8.2)	$(28.2)	$(21.8)

Three Months Ended September 30, 2010 Compared to 2009

Unallocated corporate expenses increased principally due to higher compensation-related costs and higher U.K. pension costs. 2009 included $1.1 million of executive severance costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Nine Months Ended September 30, 2010 Compared to 2009

Unallocated corporate expenses increased principally due to higher compensation-related costs and higher U.K. pension costs. In addition, 2009 benefited from favorable foreign exchange gains associated with loans with the Company’s foreign subsidiaries, which more than offset the executive severance costs.

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Nine Months Ended September 30,
Cash Flow Data	2010	2009
	(in millions)
Provided By (Used In):
Accounts receivable securitization program	$—	$40.0
Change in working capital	10.9	9.6
Net operating activities from continuing operations	91.8	108.6
Capital expenditures	(16.0)	(18.3)
Businesses acquired in purchase transactions	(1.7)	0.3
Proceeds from sale of a business	43.9	0.5
Net investing activities	25.8	(19.3)
Debt (repayments) borrowings, net	(47.3)	(81.6)
Net financing activities	(61.8)	(99.0)

Nine Months Ended September 30, 2010 Compared to 2009

For the nine months ended September 30, 2010, $91.8 million was provided by operating activities from continuing operations, compared to $108.6 million provided by operating activities from continuing operations during the nine months ended September 30, 2009. The decrease was principally due to reduced use of the accounts receivable securitization program being partly offset by higher income during the nine months ended September 30, 2010.

Accounts receivable, net, at September 30, 2010, including amounts sold through the securitization program, was comparable to September 30, 2009, despite sales during the three months ended September 30, 2010 being higher than the three months ended September 30, 2009. At September 30, 2010, days sales outstanding (“DSO”) was 53 days, as compared to 54 days at September 30, 2009, excluding the industrial coatings business. The improvement in DSO from September 30, 2009 to September 30, 2010 is due to the Company’s continued focus on collections and tight credit controls. The Company continues to closely monitor its accounts receivable balances and assess the allowance for doubtful accounts. The allowance was $4.7 million at September 30, 2010 and $4.5 million at December 31, 2009, excluding the industrial coatings business.

Inventories, net at September 30, 2010 were three percent lower than at September 30, 2009. At September 30, 2010, the Company’s inventory months on hand (“MOH”) was 3.4, compared to 3.5 at September 30, 2009, excluding the industrial coatings business. The decrease in inventory levels and MOH at September 30, 2010 versus September 30, 2009 is principally due to stronger sales volumes and the inventory reduction programs across all of the Company’s businesses. The obsolescence reserve was $10.5 million at September 30, 2010, compared to $10.1 million at December 31, 2009, excluding the industrial coatings business.

Capital expenditures for the first nine months of 2010 were lower than the first nine months of 2009 due to slightly lower spending for the wood protection and HTH water products businesses. Capital expenditures for 2010 are now expected to be in the $30 million range.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In September 2010, the Company acquired an industrial biocides business in Latin America for $2.3 million. $1.7 million of the purchase price was paid as of September 30, 2010. The remainder of the purchase price will be paid by the end of 2010.

On October 10, 2008, the Company completed the acquisition of the water treatment chemicals business of Advantis. The purchase price included a final post-closing working capital adjustment of $0.3 million, which was received by the Company in the first quarter of 2009.

On March 31, 2010, the Company completed the sale of its non-strategic industrial coatings business to Sherwin-Williams. Total net proceeds from the sale are expected to be approximately $43 million, net of expenses. As of September 30, 2010, the Company has received €36.7 million ($49.4 million) of proceeds, which is offset by $5.5 million of transaction costs paid. The Company estimates making the payment of the remaining transaction costs during 2010.

In September 2007, the Company completed the sale of its non-strategic performance urethanes business in Venezuela. Total proceeds, net of expenses, from the sale are expected to be $16.7 million, $16.5 million of which had been received as of September 30, 2010. The balance is included in Accounts receivable, net in the Condensed Consolidated Balance Sheet. No proceeds were received during the nine months ended September 30, 2010. Proceeds of $0.5 million were received during the nine months ended September 30, 2009.

Debt repayments, net of borrowings, were $34.3 million lower during the nine months ended September 30, 2010 principally due to lower use of the accounts receivable securitization program during 2010. In September 2010, the Company used borrowings from a master note purchase agreement to repay the entire balance outstanding, $80.0 million, under the term loan. In March 2009, the Company used its unsecured $350.0 million senior revolving credit facility (“credit facility”) to repay $62.0 million of Series B notes which came due.

On September 17, 2010, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $15.1 million during the nine months ended September 30, 2010 and $15.0 million during the nine months ended September 30, 2009.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility, which expires in June 2011. The Company expects to replace the credit facility. The credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At September 30, 2010, the Company’s quarterly leverage ratio, as defined in the credit facility, was 1.7. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At September 30, 2010, the Company’s interest coverage ratio, as defined in the credit facility, was 10.6. The Company was in compliance with both of these covenants throughout the nine months ended September 30, 2010. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. Restricted payments were limited to $100.2 million at September 30, 2010. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At September 30, 2010, the Company had $317.1 million of available borrowings under the credit facility.

On February 13, 2009, the Company entered into an unsecured $100.0 million credit agreement (“term loan”) with a number of banks. The term loan provided for amortization of principal equal to $5 million per quarter, beginning September 30, 2009. During September 2010, the remaining $80.0 million outstanding balance was repaid using the proceeds from the Series 2010-A Senior Notes (see below for further detail).

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

September 30, 2010 the Company’s quarterly leverage ratio, as defined in the shelf agreement, was 1.7 and the Company’s interest coverage ratio, as defined in the shelf agreement, was 10.6. The Company was in compliance with both of these covenants throughout the nine months ended September 30, 2010. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At September 30, 2010, restricted payments were limited to $100.2 million.

On September 9, 2010, the Company entered into a master note purchase agreement (the “master note agreement”) with certain institutional investors, which provides financing to the Company through the private placement of $250.0 million aggregate principal amount of the Company’s Series 2010-A Senior Notes (the “Senior Notes”). The Company issued $125.0 million of the Senior Notes at closing, with the remaining $125.0 million to be issued by the Company no later than December 31, 2010, subject to customary closing conditions. The Senior Notes will mature in December 2017 and bear a fixed annual interest rate of 4.0%. The master note agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the existing credit facility and shelf agreement. At September 30, 2010, the Company’s quarterly leverage ratio, as defined by the master note agreement, was 1.7 and the Company’s interest coverage ratio, as defined by the master note agreement, was 10.6. The Company has been in compliance with both of these covenants since the inception of the master note agreement. Additionally, the master note agreement restricts the payment of dividends and repurchase of stock to $99.4 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2010. At September 30, 2010, restricted payments were limited to $100.2 million.

In March 2002, the Company issued $211.0 million of unsecured senior notes to certain institutional investors in two series. The Company used its credit facility to pay off the Series A notes in March 2007 and to pay off the entire balance of the Series B notes, $62.0 million, in March 2009.

On October 6, 2009, the Company entered into an accounts receivable securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s previous program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. Under the amended program, the Company sells domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through its wholly-owned subsidiary, Arch Chemicals Receivables Corp. (“ACRC”). Additionally, the program provides ACRC with the ability to issue letters of credit. The amount of funding that the Company can obtain under the program is subject to change based upon the level of eligible receivables with a maximum amount of $80 million. No more than $30 million of such funding can relate to letters of credit. The amended program is subject to annual renewal. During October 2010, the program was renewed for 364 days. See Note 4 of Notes to Condensed Consolidated Financial Statements.

At September 30, 2010, the Company had $24.6 million of outstanding letters of credit, $2.9 million of which reduced availability under the Company’s credit facility. Additionally, at September 30, 2010, the Company had $2.4 million of outstanding letters of guarantee.

The Company believes that the credit facility, which the Company intends to replace, shelf agreement, master note agreement, accounts receivable securitization program and cash provided by operations are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if the Company’s earnings or cash flows were to fall significantly below current expectations and/or a default condition were triggered under its funding agreements or if the Company’s funding providers do not honor their commitments, a risk exists that the Company would not have enough liquidity to meet its operating needs. In addition, adverse developments in the financial markets could reduce the sources of liquidity for the Company.

Although the Company has seen some improvement in consumer demand during 2010, the turmoil in the global economy throughout 2009 impacted the operating performance of several of the Company’s businesses. As a result, the estimated fair values have decreased for some of the Company’s reporting units, in particular the wood protection reporting unit, and the assets of such reporting units. If these conditions were to continue to decline or persist at current depressed levels throughout the next several years, the following assets for the wood protection

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

business could become impaired: Goodwill of $44.9 million and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $57.1 million. Additionally, the Company’s performance urethanes business had a significant contract expire at the end of 2009 and the annual operating income will decrease by approximately $12 million starting in 2010. We believe that organic growth and our pipeline of new product offerings should mitigate a portion of this decrease. If the performance urethanes business’ earnings and/or cash flows were to fall below current expectations due to further deterioration of market conditions, or if the business is unsuccessful with new product offerings, the following assets could become impaired: Goodwill of $4.4 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $13.8 million.

The Company’s performance urethanes and hydrazine businesses are non-core to its portfolio and are managed for cash, that is then invested in growing our core Biocides portfolio. Since the Company considers these businesses non-core, the Company does not expect that they will remain in the portfolio in the long-term. Although the Company currently does not have any plans in place, the Company continues to evaluate various strategic options for these businesses, which include possible divestiture. At September 30, 2010, the net assets of the performance urethanes and hydrazine businesses were $37.0 million and $1.0 million, respectively.

As provided in the Biocidal Products Directive (“BPD”), the European Union (“EU”) is reviewing the classification and labeling of a number of chemicals under a new, more wide-ranging procedure. One of the Company’s products, poly hexamethylene biguanide hydrochloride (“PHMB”), which has been on the market for many years providing valuable disinfection, preservation, cleaning and hygiene functions, is one of the chemicals under review. France, in its role as lead reviewer of PHMB under the BPD, has proposed a much more conservative classification of PHMB. PHMB is currently being reviewed by the European Chemicals Agency (“ECHA”) to determine if the French classification should be upheld. If the new classification is upheld, there is the potential for customers electing to discontinue the use of PHMB and PHMB-related products in response to the new classification and such discontinuation could also extend beyond the EU. The Company is actively defending against this new classification of the product as well as developing alternative products. If ECHA does not overturn the classification and the Company’s customers decide no longer to purchase PHMB as a result of this change in classification, the Company’s operating results in the future and up to $14 million of PHMB-related intangible assets could be impacted.

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

The Company currently has no minimum funding requirements for the U.S. pension plans in 2010. However, during 2010, the Company has made $40 million of voluntary contributions to the qualified plan. As a result, the Company continues to meet the full funding phase-in thresholds of the Pension Protection Act of 2006 and is not required to pay a variable rate premium. The Company is assessing its funding options and may make an additional voluntary contribution in the fourth quarter of 2010. The Company also has payments due under the non-qualified pension plan and the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The Company does not expect to make any additional contributions to the U.K. pension plans in 2010.

On October 28, 2010, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on December 15, 2010 to shareholders of record at the close of business on November 15, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” FASB ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The new standard will be effective for the Company on January 1, 2011. The Company is currently evaluating the impact of the adoption of the pronouncement, if any.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and management's current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual outcomes to differ materially from those discussed include but are not limited to: general economic and business and market conditions; no improvement or weakening in U.S., European and Asian economies; increases in interest rates; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; loss of key customers; the Company's ability to maintain chemical price increases or achieve targeted price increases; higher-than-expected raw material and energy costs and availability for certain chemical product lines; unexpected changes in the antidumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; inability to obtain transportation for our chemicals; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions or tax matters; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer, supplier or Company plants; a decision by the Company not to start up the hydrates manufacturing facility; unfavorable weather conditions for swimming pool use; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; ability to obtain financing at attractive rates; financial market disruptions that impact our customers or suppliers; gains or losses on derivative instruments; and implementation of the Company’s R&D consolidation consistent with the Company’s expectations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, commodity prices and stock prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rate Risk

The Company is exposed to interest rate risk on approximately five percent of its outstanding borrowings that are subject to floating rates. Based on the Company’s expected 2010 borrowing levels, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $0.1 million. See Note 9 to the Condensed Consolidated Financial Statements for detail of the Company’s interest rate swap agreements.

Foreign Currency Risk

At September 30, 2010 the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $7.4 million and forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $11.1 million. Additionally, the Company has entered into cross-currency swap agreements with a total notional value of approximately $3 million.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations of natural gas. In addition, the Company is exposed to price risk related to the price volatility of certain other raw materials including the ongoing purchase of propylene oxide, scrap copper metal, chromic acid and monoethanolamine (“MEA”). It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the company’s rolling twelve-month copper requirements. At September 30, 2010, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. Holding other variables constant, a 10 percent adverse change in the price of either chromic acid, propylene oxide or copper would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million. Additionally, holding other variables constant, a 10 percent adverse change in the price of either natural gas or ethylene oxide, would decrease the Company’s annual results of operations and annual cash flows by approximately $1 million.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk - Continued

See the Company’s Form 10-K for the year ended December 31, 2009 for additional information on the above items.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, as of September 30, 2010, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC. (Registrant)

Dated: November 4, 2010	By:	/S/ STEVEN C. GIULIANO
Steven C. Giuliano
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2010 and 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.