Form 10-Q
period 2011-03-31
ARCH CHEMICALS INC
filed 2011-05-06
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $1 par value per share	25,431,974 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93.9	$210.2
Accounts receivable, net	139.2	124.5
Securitization-related receivable	124.4	86.9
Inventories, net	230.3	168.3
Other current assets	33.0	28.1
Assets held for sale	1.3	1.3

Total current assets	622.1	619.3
Investments and advances - affiliated companies at equity	2.0	1.7
Property, plant and equipment, net	177.5	176.5
Goodwill	207.5	205.6
Other intangibles	145.5	146.4
Other assets	95.3	88.5

Total assets	$1,249.9	$1,238.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1.7	$7.3
Current portion of long-term debt	32.3	31.2
Accounts payable	169.9	144.3
Accrued liabilities	77.6	95.4

Total current liabilities	281.5	278.2
Long-term debt	332.0	327.8
Other liabilities	179.7	189.0

Total liabilities	793.2	795.0
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 25.4 shares issued and outstanding (25.1 in 2010)	25.4	25.1
Additional paid-in capital	470.2	469.3
Retained earnings	148.6	141.8
Accumulated other comprehensive loss	(187.5)	(193.2)

Total shareholders’ equity	456.7	443.0

Total liabilities and shareholders’ equity	$1,249.9	$1,238.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Sales	$325.5	$298.7
Cost of goods sold	235.6	212.4
Selling and administration	73.2	68.9
Research and development	5.0	4.5
Restructuring expense	0.3	0.0
Interest expense	4.7	3.3
Interest income	0.4	0.3

Income from continuing operations before equity in earnings of affiliated companies and taxes	7.1	9.9
Equity in earnings of affiliated companies	0.2	0.2
Income tax (benefit) expense	(4.1)	3.4

Income from continuing operations	11.4	6.7
Income (Loss) from discontinued operations (net of tax (benefit) expense of $(1.0) and $0.3)	0.4	(0.5)
Gain on sale of discontinued operations (net of tax expense of $0 and $2.8)	0.0	5.6

Net income	$11.8	$11.8

Net income (loss) per common share - Basic:
Continuing operations	$0.45	$0.27
Income (Loss) from discontinued operations	0.01	(0.02)
Gain on sale of discontinued operations	0.00	0.22

Basic net income per common share	$0.46	$0.47

Net income (loss) per common share - Diluted:
Continuing operations	$0.45	$0.27
Income (Loss) from discontinued operations	0.01	(0.02)
Gain on sale of discontinued operations	0.00	0.22

Diluted net income per common share	$0.46	$0.47

Weighted average common shares outstanding:
Basic	25.4	25.0

Diluted	25.5	25.2

Dividends declared per share	$0.20	$0.20

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$11.8	$11.8
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities, net of businesses acquired:
(Income) Loss from discontinued operations	(0.4)	0.5
Gain on sale of discontinued operations	0.0	(5.6)
Equity in earnings of affiliates	(0.2)	(0.2)
Depreciation and amortization	10.4	10.1
Deferred taxes	(7.1)	1.5
Restructuring expense	0.3	0.0
Restructuring payments	(0.2)	0.0
Changes in assets and liabilities, net of purchases and sales of businesses:
Accounts receivable securitization program	0.0	47.3
Receivables	(50.0)	(48.1)
Inventories	(60.4)	(53.7)
Other current assets	(2.1)	(3.5)
Accounts payable and accrued liabilities	6.6	45.6
Noncurrent liabilities	(9.3)	(0.1)
Other operating activities	(2.7)	(0.1)

Net operating activities from continuing operations	(103.3)	5.5
Cash flows of discontinued operations	0.0	(2.4)

Net operating activities	(103.3)	3.1

Investing activities
Capital expenditures	(10.5)	(5.2)
Proceeds from sale of a business, net	(0.1)	53.2
Cash flows of discontinued operations	0.0	(0.4)

Net investing activities	(10.6)	47.6

Financing activities
Long-term debt borrowings	0.0	64.0
Long-term debt repayments	(0.2)	(60.7)
Short-term debt (repayments) borrowings, net	(0.2)	(2.5)
Dividends paid	(5.0)	(5.0)
Cash flows of discontinued operations	0.0	0.0
Other financing activities	(0.1)	0.2

Net financing activities	(5.5)	(4.0)

Effect of exchange rate changes on cash and cash equivalents	3.1	(4.7)

Net (decrease) increase in cash and cash equivalents	(116.3)	42.0
Cash and cash equivalents, beginning of year	210.2	70.1

Cash and cash equivalents, end of period	$93.9	$112.1

Supplemental cash flow information
Income taxes, net of refunds	$3.4	$1.3

Interest paid	$0.8	$1.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2010. The Company’s Biocides Products segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and, in particular, the HTH water products business, for the three months ended March 31, 2011 are not indicative of the results to be expected for the entire fiscal year.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements”. FASB ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The new standard was effective for the Company on January 1, 2011. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

2. Share-Based Compensation

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2011 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2010	56	$19.57	$18.22 — 23.00
Options exercised	14	19.48	18.22 — 23.00

Balance, March 31, 2011	42	$19.60	$18.52 — 23.00

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $0.2 million and $1.0 million, respectively. The stock options outstanding at March 31, 2011 had an average remaining contractual life of 1 year.

Performance Awards

Under its 2009 Long Term Incentive Plan, the Company has granted selected executives and other key employees two types of awards: performance units that vest only upon meeting or exceeding a performance measure and performance accelerated restricted stock units that vest upon meeting or exceeding a performance measure, or if that measure is not achieved, upon the employee’s remaining in the employ of the Company for a specific period. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The awards were also designed to recognize and reward achieving or exceeding targeted return on equity (“ROE”). The awards, which are settled partly in cash and partly in shares of the Company’s stock, are

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

earned at the end of a three-year period provided the ROE target is achieved for that third year. Performance units that do not meet the performance goal at the end of the third year expire without payment. For the performance accelerated restricted stock units, if the ROE target is not achieved by the end of the third year after grant, the units will vest and will be paid out as soon as administratively feasible following the end of the fifth year after grant if the executive is still employed at the Company. For units granted in 2010, earned payouts of performance units and performance accelerated restricted stock units would equal 100% of the original grant. For units granted in 2011, if the performance target is met or exceeded, payout can vary from 100% to 200% of the original grant, depending on the Company’s ROE. If the ROE target is not met for the performance accelerated restricted stock units, the payout at the end of the fifth year would equal 100% of the original grant. The Company has assumed that the payout of the units which were granted in 2011 will be at 100%.

The Company accounts for the portion of the award to be settled in shares as an equity-based award, which requires share-based compensation cost to be measured at the grant date, or approval date if awards are amended, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of March 31, 2011, there were 620,000 performance awards granted; of these awards approximately 308,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $10.3 million.

For the performance awards which are settled in cash, the amount of the payment is based on the market price of the Company’s stock at the time of settlement. During the service period, compensation cost is recognized proportionately based on the Company’s estimate of achieving the financial targets. The performance awards are remeasured to reflect the market price of the Company’s stock at each financial statement date until the award is settled.

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

Not including the impact of the equity total return swap agreements, total compensation expense of $1.9 million and $2.3 million was recognized for the three months ended March 31, 2011 and 2010, respectively. See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income. As of March 31, 2011, there was $16.0 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of two years based on current financial forecasts.

The following table summarizes the performance award activity for the three months ended March 31, 2011 (number of awards in thousands):

Performance Awards
Balance, December 31, 2010	902
Awarded	244
Paid out	523
Cancelled or forfeited	3

Balance, March 31, 2011	620

As of March 31, 2011, the closing stock price was $41.59 and these outstanding awards have not yet vested.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. At March 31, 2011, the Company had $9.4 million

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recorded in Other assets in its Condensed Consolidated Balance Sheet. Additionally, the Company had a $0.6 million deferred compensation liability recorded in Accrued liabilities and a $16.6 million deferred compensation liability recorded in Other liabilities in its Condensed Consolidated Balance Sheet. At December 31, 2010, the Company had $9.1 million recorded in Other assets, $0.6 million recorded in Accrued liabilities and $14.4 million recorded in Other liabilities in its Condensed Consolidated Balance Sheet. In addition, the Company had $1.9 million recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust at March 31, 2011 and December 31, 2010.

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

The reconciliations between basic and diluted shares outstanding for the three months ended March 31, 2011 and 2010 are as follows:

(in millions)	Three Months Ended March 31,
	2011	2010
Basic	25.4	25.0
Common equivalent shares from stock options and performance awards using the treasury stock method	0.1	0.2

Diluted	25.5	25.2

4. Accounts Receivable/Securitization-Related Receivable

In October 2009, the Company entered into a new securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. Under the program, the Company sells domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through Arch Chemicals Receivables LLC, a special purpose entity that is consolidated for financial reporting purposes. Additionally, the program provides a letter of credit facility. The amount of funding that the Company can obtain under the program is subject to change based upon the level of eligible receivables, with a maximum amount of $80 million. No more than $30 million of such funding can relate to letters of credit. The program is subject to annual renewal and was renewed for 364 days in October 2010.

Under the program, the fair value of receivables, for which payment of the purchase price by Market Street Funding LLC is deferred, is recorded separately from Accounts receivable, net as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. The fair value of these receivables was $124.4 million at March 31, 2011 and $86.9 million at December 31, 2010. Fair value of the receivables included a reserve for credit losses ($1.4 million at March 31, 2011 and $1.2 million at December 31, 2010) and was not discounted due to the short-term nature of the underlying financial assets.

The costs of the program for the three months ended March 31, 2011 and March 31, 2010 of $0.1 million and $0.2 million, respectively, are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income. The Company pays a facility fee that is equal to approximately 0.60% of the committed amount of the facility. The Company also incurs costs based on the fair market value of the receivables that are sold under the program and for which payment to Market Street Funding LLC has not been deferred. Such costs are based on the cost of commercial paper issued by Market Street Funding LLC plus a margin of 0.50%. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Inventories

Inventories at March 30, 2011 and December 31, 2010 include the following:

($ in millions)	March 31, 2011	December 31, 2010
Raw materials and supplies	$68.1	$63.4
Work in process	11.5	10.2
Finished goods	205.0	149.0

Inventories, gross	284.6	222.6
LIFO reserve	(54.3)	(54.3)

Inventories, net	$230.3	$168.3

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at March 31, 2011 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2011.

6. Discontinued Operations

Industrial Coatings Business

On March 31, 2010, the Company completed the sale of its industrial coatings business to The Sherwin-Williams Company (“Sherwin-Williams”). Gross proceeds from the sale, before expenses and the final working capital adjustment were €39.9 million (approximately $54 million). As a result of the sale, the Company recorded an after-tax gain of $6.0 million, which included $27.7 million of net cumulative historical foreign currency translation gains that were recognized at the time of the sale. $5.6 million of the gain was recorded during the three months ended March 31, 2010. Proceeds from the sale are being used for general corporate purposes. The business had sales for the three months ended March 31, 2010 of $34.5 million.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection	Total Biocides Products	Performance Urethanes	Total

Balance, December 31, 2010	$79.0	$76.9	$45.3	$201.2	$4.4	$205.6
Foreign exchange	0.3	1.2	0.4	1.9	—	1.9

Balance, March 31, 2011	$79.3	$78.1	$45.7	$203.1	$4.4	$207.5

The gross carrying amount and accumulated amortization for other intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011			December 31, 2010
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$—	$0.2	$0.2	$—
Customer lists	96.6	40.3	56.3	95.0	37.5	57.5
Toxicology database	14.6	6.9	7.7	14.0	6.4	7.6
Developed technology	16.5	6.7	9.8	16.0	6.2	9.8
Other	14.7	6.1	8.6	14.7	5.7	9.0

Total amortizable other intangibles	142.6	60.2	82.4	139.9	56.0	83.9
Total non-amortizable other intangibles — trademarks	63.3	0.2	63.1	62.7	0.2	62.5

Total other intangibles	$205.9	$60.4	$145.5	$202.6	$56.2	$146.4

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense for the three months ended March 31, 2011 and 2010 was $2.8 million and $2.7 million, respectively. Estimated amortization expense is $11.7 million for the year ended December 31, 2011 and $11.4 million for the years ended December 31, 2012 through December 31, 2015.

The Company has elected to perform its annual goodwill and other intangibles impairment procedures for all reporting units as of January 1 of each year, or after, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2011, the Company completed these procedures and concluded that no impairment existed as of January 1, 2011.

8. Debt

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company’s credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At March 31, 2011, the Company’s quarterly leverage ratio, as defined in the credit facility, was 2.5. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At March 31, 2011, the Company’s interest coverage ratio, as defined in the credit facility, was 9.5. The Company was in compliance with both of these covenants at March 31, 2011. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. At March 31, 2011, restricted payments were limited to $95.5 million. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios (facility fees were 0.150% at March 31, 2011). The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios (the spread was 0.6% at March 31, 2011). There was $30.0 million outstanding under the credit facility at both March 31, 2011 and December 31, 2010. Due to the fact that the credit facility expires in June 2011, such amounts were recorded in Current portion of long-term debt in the Company’s Condensed Consolidated Balance Sheets.

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured Series A Senior Notes. The Series A Senior Notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the credit facility. At March 31, 2011, the Company’s quarterly leverage ratio, as defined in the shelf agreement, was 2.5 and the Company’s interest coverage ratio, as defined in the shelf agreement, was 9.5. The Company was in compliance with both of these covenants at March 31, 2011. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At March 31, 2011, restricted payments were limited to $95.5 million.

On September 9, 2010, the Company entered into a master note purchase agreement (the “master note agreement”) with certain institutional investors, which provides financing to the Company through the private placement of $250.0 million aggregate principal amount of the Company’s Series 2010-A Senior Notes. The Company issued $125.0 million of the Series 2010-A Senior Notes at closing. The remaining $125.0 million was issued by the Company in December 2010. The Series 2010-A Senior Notes will mature in December 2017 and bear a fixed annual interest rate of 4.0%. The master note agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the credit facility and shelf agreement. At March 31, 2011, the Company’s quarterly leverage ratio, as defined in the master note agreement, was 2.5 and the Company’s interest coverage ratio, as defined in the master note agreement, was 9.5. The Company was in compliance with both of these covenants at March 31, 2011. Additionally, the master note agreement restricts the payment of dividends and repurchase of stock to $99.4 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2010. At March 31, 2011, restricted payments were limited to $95.5 million.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2011, the Company had $26.8 million of outstanding letters of credit, $2.9 million of which reduced availability under the credit facility. Additionally, at March 31, 2011, the Company had $2.5 million of outstanding letters of guarantee.

At March 31, 2011, the Company had interest rate swap agreements with a total notional value of $30 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments, and certain balance sheet items, denominated or expected to be denominated in a currency other than the business’ functional currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar, Japanese yen and South African rand). Most of the Company’s currency derivatives expire within one year. During the three months ended March 31, 2011 and 2010, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria to qualify for hedge accounting. Additionally, the Company has entered into cross-currency swap agreements to hedge its exposure to the variability of future foreign currency cash flows through August 2014. The cross-currency swap agreements do not meet the criteria to qualify for hedge accounting.

At March 31, 2011, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $99.9 million, including contracts with a $55.1 million notional value that are mitigating foreign currency exposure on certain balance sheet items. Additionally, at March 31, 2011, the Company had forward contracts to buy foreign currencies with U.S. dollar equivalent value of $11.4 million and cross-currency swap agreements with a notional value of approximately $3 million.

The counterparties to the Company’s forwards contracts and cross-currency swap agreements are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes; nor is the Company a party to leveraged derivatives.

The following table displays the fair values at March 31, 2011 and December 31, 2010 of the Company’s foreign currency forward contracts which were designated as hedging instruments, as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2011	December 31, 2010
Assets
Other current assets	$0.3	$0.2

Liabilities
Accrued liabilities	$1.5	$0.2

As of March 31, 2011 and December 31, 2010, the fair values of the Company’s foreign currency forward contracts that were not designated as hedging instruments were immaterial. During the three months ended March 31, 2011 and 2010, the amounts which were excluded from effectiveness testing, for foreign currency forward contracts that were designated as hedging instruments, were immaterial. Additionally, during the three months ended March 31, 2011 and 2010, amounts recorded in the Company’s Condensed Consolidated Statements of Income, related to instruments that were not designated as hedging instruments, were immaterial.

As of March 31, 2011 and December 31, 2010, the fair values of the Company’s cross-currency swap agreements were immaterial. Additionally, during the three months ended March 31, 2011 and 2010, the amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such swap agreements were immaterial.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes, such liabilities are adjusted and the impact is recorded in the Company’s Condensed Consolidated Statements of Income. The Company has entered into equity total return swap agreements with 400,000 notional shares in order to minimize earnings volatility related to the deferred compensation and long-term incentive plans. The Company has not designated the swaps as hedges. Rather, the Company marks the swaps to market and records the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s deferred compensation and long-term incentive plan liabilities, which are also recorded in Selling and administration expenses and there is no significant impact on the Company’s Condensed Consolidated Statements of Income.

The counterparty to the agreements is a major financial institution. The agreements will mature in July 2011, at which time cash settlement will occur. The counterparty can terminate the swap on 200,000 shares if the Company’s stock price falls below $11.37, and it can terminate the swap on the remaining 200,000 shares if the stock price falls below $11.05.

The following table displays the fair values at March 31, 2011 and December 31, 2010 of the Company’s equity total return swap derivatives which were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	March 31, 2011	December 31, 2010
Assets
Other current assets	$6.7	$5.2

During the three months ended March 31, 2011 and 2010, the Company recognized gains of $1.5 million and $1.4 million, respectively, in Selling and administration expenses related to the equity total return swap agreements.

Debt and Interest

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit facility (see Note 8) to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. The Company has designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate. Any ineffectiveness of the hedge is not material.

At March 31, 2011 and December 31, 2010, the fair values of the Company’s interest rate swap derivatives, which were designated as hedging instruments, were immaterial.

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended March 31, 2011:

($ in millions)	Accumulated Other Comprehensive Loss (“AOCL”) as of 12/31/10	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 3/31/11
Type of derivative
Interest Rate Swap Agreements	$0.6	$—	$—	$(0.2)	$0.4
Foreign Currency Forward Contracts	0.2	0.9	—	—	1.1

Total	$0.8	$0.9	$—	$(0.2)	$1.5

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

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

During the three months ended March 31, 2011 and 2010, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended March 31,
($ in millions)	2011	2010
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.5	$2.5
Interest cost on the projected benefit obligation	5.0	4.9
Expected return on plan assets	(6.9)	(5.1)
Amortization of prior service cost	0.1	0.1
Recognized actuarial loss	2.7	2.1

Net periodic benefit cost	$3.4	$4.5

	Three Months Ended March 31,
($ in millions)	2011	2010
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.1
Interest cost on the projected benefit obligation	0.2	0.2

Net periodic benefit cost	$0.4	$0.3

During 2010, the Company made voluntary contributions to the Company’s qualified U.S. pension plan. As a result, the Company is expected to meet the full funding phase-in threshold of the Pension Protection Act of 2006 for the 2011 plan year. There are no cash contribution requirements expected for the Company’s qualified U.S. pension plan in 2011. The Company also has payments due under the non-qualified pension plan and the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2011 is expected to be comparable to 2010.

Hickson U.K. Pension Plans

During the three months ended March 31, 2011 and 2010, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

($ in millions)	Three Months Ended March 31,
	2011	2010
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.5	$0.5
Interest cost on the projected benefit obligation	5.0	4.9
Expected return on plan assets	(4.7)	(4.6)
Recognized actuarial loss	1.0	0.9

Net periodic benefit cost	$1.8	$1.7

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $25 million to $30 million (or approximately £16 million) in 2011 and then return to $15 million to $20 million (or approximately £10 million) per year thereafter. During the three months ended March 31, 2011, $16.2 million was contributed to the U.K. pension plans. Pension expense in 2011 is expected to be $1 million to $2 million higher than 2010.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments which qualify for hedge accounting. Comprehensive income for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended March 31,
($ in millions)	2011	2010
Net income	$11.8	$11.8

Foreign currency translation adjustments	4.2	(43.0)
Net unrealized loss on derivative instruments	(0.7)	(0.4)
Pension liability adjustment	2.2	1.9

Total other comprehensive income (loss)	5.7	(41.5)

Comprehensive income (loss)	$17.5	$(29.7)

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

	Three Months Ended March 31,
($ in millions)	2011	2010
Sales:
Biocides Products:
HTH Water Products	$127.3	$116.0
Personal Care and Industrial Biocides	83.0	80.9
Wood Protection	57.8	57.7

Total Biocides Products	268.1	254.6
Performance Products:
Performance Urethanes	53.2	39.7
Hydrazine	4.2	4.4

Total Performance Products	57.4	44.1

Total Sales	$325.5	$298.7

Segment Operating Income (Loss), including Equity In Earnings of Affiliated Companies:
Biocides Products:
HTH Water Products	$4.1	$4.2
Personal Care and Industrial Biocides	16.3	18.5
Wood Protection	(1.4)	(0.9)

Total Biocides Products	19.0	21.8
Performance Products:
Performance Urethanes	(0.6)	(2.6)
Hydrazine	0.5	0.8

Total Performance Products	(0.1)	(1.8)
Corporate Unallocated	(7.0)	(6.9)

Total Segment Operating Income, including Equity in Earnings of Affiliated Companies	11.9	13.1
Restructuring Expense	(0.3)	—
Equity in Earnings of Affiliated Companies	(0.2)	(0.2)

Total Operating Income	11.4	12.9
Interest expense, net	(4.3)	(3.0)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$7.1	$9.9

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Capital Spending:
Biocides Products:
HTH Water Products	$5.0	$2.0
Personal Care and Industrial Biocides	3.8	2.1
Wood Protection	0.6	0.4

Total Biocides Products	9.4	4.5
Performance Products:
Performance Urethanes	0.8	0.4
Hydrazine	0.3	0.3

Total Performance Products	1.1	0.7

Total Capital Spending	$10.5	$5.2

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

In May 2005, the Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The U.S. isos producers appealed the DOC’s determination to the Court of International Trade, which delayed the processing of the full refund the Company was expecting to receive. During the appellate process a revised preliminary rate of approximately 9% was established, but was further challenged. On April 15, 2011, the Court of International Trade issued its decision on the remaining item and the Company does not anticipate a material change in the rate. The DOC is in the process of revising the rate. Provided that this revised rate is approved by the Court of International Trade, the Company would recognize additional income of approximately $3 million. Therefore, the total net cash proceeds the Company expects to receive is approximately $15 million.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by the plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. The plaintiff has identified 554 boats in need of repair and the plaintiff claims that it has expended €4.5 million (approximately $6.3 million) to repair 513 of those boats. A court appointed expert has filed a report with the court that concludes that the technical cause of the problem lies solely with the formulation of the varnish coatings, and that the plaintiff’s repair-related damages at the end of January 2010 amounted to €3.7 million (approximately $5.2 million). There is no trial date set for this case. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. During 2011, ACF and that insurer concluded an agreement resolving the coverage dispute. ACF sold its assets in the sale of the industrial coatings business to Sherwin-Williams, but has retained the liability for the lawsuit. The Company believes the high end of the range of possible outcomes is €4.5 million (approximately $6.3 million). However, it is possible that the high end of the range could ultimately increase or decrease depending upon whether the court accepts or rejects the findings of the expert as to both causation and damages. Due to the multiple variables involved in the case (i.e., the uncertainty surrounding the number of boats that were damaged, the costs to repair the damages, the cause of the alleged damage as determined by the court, the Company’s responsibility for all or some of the alleged costs of repair as determined by the court), it is currently not possible to make an estimate of any amount above the amount of the current stated claim. At March 31, 2011, ACF had €2.1 million (approximately $3.0 million) accrued for this matter. The Company believes that the resolution of this matter is not likely to have a material adverse effect on the Company’s results of operations and cash flows.

In December 2007, as a result of an income tax audit of Nordesclor, the Company was notified by the Brazilian tax authorities that the Company would be assessed R$4.9 million (approximately $2.9 million) for alleged tax deficiencies related to the 2002 tax year. In accordance with the purchase agreement that was signed in conjunction with the acquisition of Nordesclor, the Company’s former joint venture partner is responsible for approximately 50% of this assessment. The Company believes the deficiency notice is without merit and, in January 2008, the Company protested the assessment to the first level administrative court. The Company received an unfavorable decision on this protest and has protested the assessment to the second level administrative court. The Company believes that the resolution of this matter is not likely to have a material adverse effect on its results of operations and cash flows.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2010, the owner of a new U.S. patent, relating to methods of using particulate copper wood preservatives, filed a lawsuit against the Company, two of the Company’s subsidiaries, and three customers of the Company’s wood protection business. In the suit, the patent owner claimed that use of certain wood preservatives manufactured and sold by the Company’s wood protection business infringed the patent. The complaint requested several forms of relief, including an unspecified amount of damages and a permanent injunction against infringement of the patent. During 2011, the parties settled the matter and the case was dismissed. The settlement did not have a material impact on the Company. The costs associated with the settlement are included in the first quarter of 2011 results.

In October 2010, the French taxing authorities notified the Company that it is responsible for paying additional duties in connection with certain products imported into France from October 2005 through May 2007 due to errors in the invoices prepared by the supplier. During the fourth quarter of 2010, the Company recorded a €1.4 million (approximately $2.0 million) liability related to this claim. The Company believes that the resolution of this matter is not likely to have a material adverse effect on its results of operations and cash flows.

The Company is being sued by the current owner of a former Hickson site in Italy for remediation of environmental contaminants on that site. The owner is seeking compensation of €2.2 million (approximately $3.1 million) for the remediation of the site. The matter is currently within the Italian court system, and trial is scheduled for May 2011. Based on remediation actions completed in 2008, the Company believes it has no further obligation at the site. The local authorities, however, continue to review the condition of the site and may require additional work and risk assessments to be performed. Although the site was related to the Company’s industrial coatings business, liability for this lawsuit has been retained by the Company notwithstanding the sale of the business to Sherwin-Williams. The Company believes that the resolution of this matter is not likely to have a material adverse effect on its results of operations and cash flows.

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

In connection with the disposition of the industrial coatings business on March 31, 2010, the Company provided indemnification for the costs of remediation necessary to comply with applicable environmental laws in relation to certain specifically identified pre-closing environmental contamination and non-compliances at the sites used in the business at the time of disposal. Although there are no monetary caps or time limits applicable to the Company’s obligation to indemnify for the remediation costs, the Company estimates the potential exposure to be approximately $1.0 million. At March 31, 2011, the Company had a liability recorded for such amount in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company also provided indemnification for certain other unknown environmental matters relating to the pre-closing operations of the industrial coatings business. This indemnification obligation is subject to both time limits (three years in the case of penalties for non-compliance with applicable environmental laws and permits and seven years in the case of offsite and former property environmental contamination) and a €5 million (approximately $7 million) aggregate monetary cap on all warranty and environmental matters arising out of the transaction (other than the remediation costs associated with the specifically identified onsite contamination and non-compliances discussed above). All other liabilities relating to environmental matters at the sites, and arising in connection with the industrial coatings business before March 31, 2010 have been assumed by the purchaser.

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the three months ended March 31, 2011.

14. Income Taxes

The total amount of unrecognized tax benefits at March 31, 2011 was $12.0 million, compared to $11.7 million at December 31, 2010. The $0.3 million increase was principally due to current year and prior year tax positions. The unrecognized tax benefits of $12.0 million will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $4.8 million of the $12.0 million of unrecognized tax benefits prior to March 31, 2012, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

The Company is subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. The Company’s federal income tax returns for 2008 and 2009 are currently under examination by the Internal Revenue Service. Additionally, the tax years 2007 through 2009 remain open to examination in the United Kingdom (“U.K.”), Italy, Brazil and China, which are major taxing jurisdictions where the Company is subject to foreign taxes.

During the three months ended March 31, 2011, the Company recorded a non-recurring income tax benefit of $6.4 million related to the Company’s tax planning strategy to maximize the realizability of its deferred tax assets principally related to its U.K. pension liabilities.

During the third quarter of 2011, legislation is expected to be enacted in the U.K. to reduce the corporate tax rate from 27% to 25%. The Company has significant U.K. deferred tax assets. As a result of the enactment of this legislation, the Company would reduce its U.K. deferred tax assets and record expense of approximately $1 million to $2 million.

15. Fair Value Measurements

FASB ASC 820 establishes a framework for measuring fair value. The framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

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

Securitization

Under the Company’s amended securitization program, the Company records receivables for which the payment of the purchase price by Market Street Funding LLC has been deferred, at fair value as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. Such fair value includes a reserve for credit losses. The receivables are not discounted due to the short-term nature of the underlying financial assets. The Securitization-related receivable is included in Level 3 and net payments of the purchase price which were deferred by (received by) Market Street Funding LLC during the three months ended March 31, 2011 and March 31, 2010 were $37.5 million and $(9.3) million, respectively.

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011:

($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investments in the Rabbi Trust which are recorded at fair value	$9.4	$—	$—	$9.4
Securitization-related receivable	—	—	124.4	124.4
Foreign currency forward contracts	—	0.3	—	0.3
Equity total return swap agreements	—	6.7	—	6.7

Total Assets	$9.4	$7.0	$124.4	$140.8

Liabilities
Deferred compensation	$17.2	$—	$—	$17.2
Foreign currency forward contracts	—	1.5	—	1.5
Cross-currency swap agreements	—	0.9	—	0.9
Interest rate swap agreements	—	0.7	—	0.7

Total Liabilities	$17.2	$3.1	$—	$20.3

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2011 there were no transfers between Level 1 and Level 2.

16. Financial Instruments

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair values due to the short-term maturities of these instruments.

The fair value of the Company’s borrowings, if any, under its credit facility, approximates book value due to the relatively short period such debt is expected to be outstanding and the fact that the interest rates on the borrowings are reset every one to six months. The fair value of the Company’s $75.0 million of borrowings under the shelf agreement was approximately $84 million at March 31, 2011. The fair value of the Company’s $250.0 million of borrowings under the master note agreement was approximately $242 million at March 31, 2011. The fair value of the Company’s short-term borrowings approximates the book value due to the floating interest rate terms and the short maturity of the instruments.

17. Restructuring and Impairment

On August 24, 2010, the Company announced its decision to consolidate into one facility in Alpharetta, Georgia most of its U.S. research and development (“R&D”) and technical service activities currently conducted at three facilities. The facilities impacted by this consolidation are New Castle, Delaware; Cheshire, Connecticut; and Conley, Georgia.

During the three months ended March 31, 2011, the Company incurred $0.3 million of relocation costs related to the consolidation. During the three months ended September 30, 2010, the Company recorded a $0.7 million charge for estimated employee severance costs. Most of the relocation and severance costs will be paid by the end of 2011. Additionally, during the three months ended September 30, 2010, the Company recorded a $1.2 million impairment charge related to its New Castle, Delaware facility and the Company has recorded the facility in Assets held for sale in the Company’s March 31, 2011 and December 31, 2010 Condensed Consolidated Balance Sheets. The fair value of the facility was determined based upon market data.

The total pre-tax charge to consolidate these facilities is estimated to be in the range of $5 million to $7 million. Excluding the amounts which were recorded to date, the remaining charge will consist of (i) $2 million to $3 million of relocation-related and employee severance costs and (ii) $1 million to $2 million of other costs. The Company anticipates that the consolidation will be completed, and the remaining charge recorded, in 2011. The Company has terminated its lease at the Cheshire, Connecticut facility, effective September 30, 2011, with no penalty to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In analyzing the results of operations for the Company and its segments, the following matters should be considered. The Company’s Biocides Products segment is seasonal in nature, in particular the HTH water products business. Historically, approximately 40% of the sales in the HTH water products business occur in the second quarter of the fiscal year, as retail sales in the U.S. residential pool market are concentrated between Memorial Day and the Fourth of July. Therefore, interim results for this segment are not indicative of the results to be expected for the entire fiscal year. Segment operating income includes the equity in earnings of affiliated companies and excludes restructuring expense and impairment expense. The Company includes the equity in earnings of affiliated companies in its segment operating results as it believes it to be relevant and useful information for investors as these affiliates are the means by which certain segments participate in certain geographic regions. Furthermore, equity in earnings of affiliated companies are included as a component of segment operating results because the Company includes it to measure the performance of the segment. Other gains and losses that are directly related to the segments are included in segment operating results.

The Company saw improvement in consumer demand during 2010 and the three months ended March 31, 2011, following the depressed global economic conditions that impacted the operating performance of several of the Company’s businesses in 2009.

The overall economic environment for our wood protection business was depressed in 2009 as new housing starts were down significantly and consumers continued to be faced with general economic uncertainty. These factors decreased demand for lumber and other construction materials, which lowered the operating results and cash flows of the business. The Company has seen improvement in the results of the wood protection business from 2009, but these results are still below the pre-2009 levels. If there is no recovery over the next several years or if global economic conditions deteriorate, the earnings and cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

Additionally, the depressed economy in 2009 impacted our performance urethanes business, reducing its overall operating results, and persisted into 2010. The performance urethanes business also had a significant contract expire at the end of 2009, which decreased the annual operating income of the business by approximately $12 million. We believe that organic growth and a pipeline of new product offerings should mitigate a portion of this decrease. If there is no recovery over the next several years or if the business is unsuccessful in new product offerings, the earnings and the cash flows for this business may be significantly impacted, which could impair certain long-lived assets for this business.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Consolidated

	Three Months Ended March 31,
	2011	2010
(In millions, except per share amounts)
Sales	$325.5	$298.7

Gross margin	$89.9	$86.3
Selling and administration	73.2	68.9
Research and development	5.0	4.5
Restructuring expense	0.3	—
Interest expense, net	4.3	3.0
Equity in earnings of affiliated companies	0.2	0.2
Income tax (benefit) expense	(4.1)	3.4

Income from continuing operations	11.4	6.7
Income (Loss) from discontinued operations, net of tax	0.4	(0.5)
Gain on sale of discontinued operations, net of tax	—	5.6

Net income	$11.8	$11.8

Diluted income per common share – continuing operations	$0.45	$0.27

Three Months Ended March 31, 2011 Compared to 2010

Sales increased $26.8 million or nine percent due to higher volumes (seven percent) and favorable foreign exchange (two percent). The higher volumes were principally driven by the HTH water products and performance urethanes businesses.

Gross margin percentage was 27.6% and 28.9% for 2011 and 2010, respectively. The decrease in gross margin percentage in 2011 was principally due to the HTH water products and personal care and industrial biocides businesses and was primarily driven by lower pricing and higher product costs in those businesses.

Selling and administration expenses as a percentage of sales were 22.5% in 2011 and 23.1% in 2010. The decrease in Selling and administration expenses as a percentage of sales in 2011 was due to higher sales volumes. Selling and administration expenses increased $4.3 million from 2010 principally due to unfavorable foreign exchange.

In August 2010, the Company announced its decision to consolidate into one facility in Alpharetta, Georgia most of its existing U.S. research and development (“R&D”) and technical service activities currently conducted at three facilities. During the three months ended March 31, 2011, the Company recorded $0.3 million of relocation-related costs. The total pre-tax charge to consolidate these facilities is estimated to be in the range of $5 million to $7 million. Excluding the amounts which have been recorded to date, the remaining charge will consist of (i) $2 million to $3 million of relocation-related and employee severance costs and (ii) $1 million to $2 million of other costs. The Company anticipates that the consolidation will be completed, and the remaining charge recorded, in 2011.

Interest expense, net, increased $1.3 million principally due to the higher cost of long-term fixed rate borrowings.

The tax rate on income from continuing operations for the three months ended March 31, 2011 and 2010 was (56.2)% and 34.0%, respectively. The rate for the three months ended March 31, 2011 includes a non-recurring $6.4 million benefit related to the Company’s tax planning strategy to maximize the realizability of its deferred tax assets

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

principally related to its U.K. pension liabilities. Excluding the benefit, the Company’s tax rate was approximately 31%. This rate was lower than the rate for the three months ended March 31, 2010 due to increased profitability in China and Brazil, which have granted tax holidays to the Company. Excluding the impact of the $6.4 million non-recurring benefit, the 2011 full-year effective tax rate is expected to be comparable to 2010.

Income (Loss) from discontinued operations, net, during the three months ended March 31, 2011 represents changes in estimates for retained contingencies of the industrial coatings business.

Income (Loss) from discontinued operations, net, during the three months ended March 31, 2010 represents the results of operations for the industrial coatings business until its sale in March 2010.

The Gain on sale of discontinued operations, net, during the three months ended March 31, 2010 relates to the sale of the industrial coatings business.

Second Quarter and Full Year Outlook

For the second quarter, the Company anticipates earnings per share from continuing operations before special items to be in the $1.70 to $1.90 per share range, compared to earnings per share from continuing operations of $1.73 during the second quarter of 2010. Overall improvement in the Biocides Products segment should be principally driven by higher results from the wood protection business due to improved pricing in North America and Europe as well as higher volumes from a moderate recovery in the U.S. housing and construction markets. Lower corporate costs will be mostly offset by higher interest expense. The effective tax rate for the second quarter is estimated to be in the 31 to 32 percent range compared to 34 percent in 2010.

As the Company enters its peak seasonal earnings period, it reaffirms its full-year guidance. The 2011 sales guidance assumes an increase of five to seven percent over 2010 as a result of strong organic growth from the Biocides Products segment. Segment operating income margins are expected to be approximately 8.5 percent. Earnings from continuing operations before special items are forecast to be in the $2.75 to $3.00 per share range. Depreciation and amortization is estimated to be in the $40 to $45 million range. Capital spending is expected to be approximately $55 million, including a major technology upgrade at the Company’s HTH water products manufacturing plant in the U.S. and the consolidation and expansion of three of the Company’s U.S. research and development functions into a newly leased facility. The effective tax rate, before special items, is expected to be comparable to 2010.

Included in the second half guidance is improved sequential demand for biocides used in antidandruff products. The fourth quarter 2011 guidance assumes the Company will recognize a pre-tax benefit (approximately $6 million) from lower antidumping duty rates due to expected favorable final rulings for two review periods. The benefit from these two rulings is anticipated to be mostly offset by higher sourcing costs in the HTH water products business for isos purchased from China, primarily in the first half of the year, increased investments in innovation and one-time costs in the second half of the year associated with the major technology upgrade project at the Company’s HTH water products manufacturing plant in the U.S. In addition, the second half guidance assumes that price increases in the performance urethanes business will recover the escalating oil-based raw material costs.

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

Biocides Products

	Three Months Ended March 31,
	2011	2010
	(in millions)
Results of Operations:
Sales
HTH Water Products	$127.3	$116.0
Personal Care & Industrial Biocides	83.0	80.9
Wood Protection	57.8	57.7

Total Biocides Products	$268.1	$254.6

Operating income (loss)
HTH Water Products	$4.1	$4.2
Personal Care & Industrial Biocides	16.3	18.5
Wood Protection	(1.4)	(0.9)

Total Biocides Products	$19.0	$21.8

Three Months Ended March 31, 2011 Compared to 2010

Sales increased $13.5 million or five percent as higher volumes (four percent) and favorable foreign exchange (two percent) were partially offset by lower pricing (one percent).

Operating income decreased $2.8 million principally due to lower operating income for the personal care and industrial biocides business.

HTH Water Products

Sales increased $11.3 million, or ten percent, due to higher volumes. Favorable foreign exchange (three percent) offset lower pricing. The increased volumes principally related to North America and, to a lesser extent, Latin America. The higher North American volumes were primarily due to selling additional products to existing mass retail customers. The lower pricing principally related to Latin America, due to competitive pressures driven by strong local currency, and North America, due to product mix and lower prices for selective products driven by competitive pressures.

Operating income was consistent with prior year as the improved volumes were offset by lower pricing and higher product costs.

Personal Care and Industrial Biocides

Sales increased $2.1 million, or three percent, due to higher volumes. Favorable foreign exchange (one percent) offset lower pricing. The higher volumes were primarily due to increased demand for biocides used in industrial and health and hygiene applications, mostly offset by lower demand for biocides used in antidandruff products. In particular, sales of biocides used in building products grew significantly as a result of increased remodeling activities and expanded applications for the Company’s products in paint applications. Additionally, shipments of biocides used in household and commercial disinfection products were well ahead of prior year. Demand for biocides used in antidandruff products declined due to timing of shipments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating income decreased $2.2 million as the higher volumes were more than offset by foreign currency gains in 2010 and, to a lesser extent, higher product costs and lower pricing.

Wood Protection

Sales were consistent with prior year as higher pricing (three percent) and favorable foreign exchange (two percent) offset lower volumes. The higher pricing related to price increases in North America and Europe as well as favorable mix in Europe. Volumes decreased principally in the Asia-Pacific region due to competitive pressures and customer disruptions from natural disasters. In addition, lower volumes in North America were due to the weak housing and construction markets.

Operating results decreased $0.5 million. Included in the 2011 operating results are $1.5 million of one-time legal-related costs for a final resolution of a patent dispute. Excluding the legal-related costs, operating results improved $1.0 million as the increased pricing and favorable foreign exchange more than offset higher raw material costs and the lower volumes.

Performance Products

	Three Months Ended March 31,
	2011	2010
	(in millions)
Results of Operations:
Sales
Performance Urethanes	$53.2	$39.7
Hydrazine	4.2	4.4

Total Performance Products	$57.4	$44.1

Operating income (loss)
Performance Urethanes	$(0.6)	$(2.6)
Hydrazine	0.5	0.8

Total Performance Products	$(0.1)	$(1.8)

Three Months Ended March 31, 2011 Compared to 2010

Sales increased $13.3 million, or 30 percent, due to higher volumes (23 percent) and improved pricing (seven percent). Operating results improved by $1.7 million.

During 2009, Lyondell, a key supplier to the Company’s hydrazine business, terminated all service agreements with the Company. The Company has entered into, or expects to finalize shortly, new service agreements with Lyondell and other third parties to replace most of the terminated service agreements, with the exception of certain services that the Company now performs for itself. The new service agreements with Lyondell operate on a year-to-year basis and, as a result, may be terminated after the initial one year term. BioLab, Inc. (“BioLab”), a subsidiary of Chemtura Corporation, is currently providing several services to the Company at this site, including wastewater treatment services. However, the Company has not finalized a contract with BioLab with respect to the wastewater treatment services. If the new service agreements with Lyondell are terminated or the Company is unable to finalize the wastewater services agreement with BioLab and if the Company is unable to arrange for alternative suppliers or perform such services for itself, there could be a material impact on this segment’s operating results. While the Company does not believe that there will be a significant impact on operating results in 2011, there may be higher capital expenditures to allow the Company to perform the services that are currently being performed by the third parties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Urethanes

Performance urethanes sales increased $13.5 million, or 34 percent. Volumes increased 26 percent due to increased demand for propylene glycol products used in airports for de-icing and related antifreeze applications. Higher pricing (eight percent) was driven by increased raw material costs. Operating results improved by $2.0 million as the higher pricing, and to a lesser extent the improved volumes, more than offset higher raw material costs.

Hydrazine

Hydrazine sales and operating income were consistent with 2010.

Corporate Expenses (Unallocated)

	Three Months Ended March 31,
	2011	2010
	(in millions)
Results of Operations:
Unallocated Corporate Expenses	$(7.0)	$(6.9)

Three Months Ended March 31, 2011 Compared to 2010

Unallocated corporate expenses were consistent with 2010. Lower compensation-related costs in 2011 were offset by 2010 benefitting from favorable foreign exchange gains associated with loans with the Company’s foreign subsidiaries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cash Flow Data
Provided By (Used In):
Accounts receivable securitization program	$—	$47.3
Change in working capital	(105.9)	(59.7)
Net operating activities from continuing operations	(103.3)	5.5
Capital expenditures	(10.5)	(5.2)
Proceeds from sale of a business, net	(0.1)	53.2
Net investing activities	(10.6)	47.6
Debt (repayments) borrowings, net	(0.4)	0.8
Net financing activities	(5.5)	(4.0)

Three Months Ended March 31, 2011 Compared to 2010

For the three months ended March 31, 2011, $103.3 million was used in operating activities from continuing operations, compared to $5.5 million provided by operating activities from continuing operations during the three months ended March 31, 2010. The change was principally due to decreased use of the accounts receivable securitization program in 2011, increased working capital levels for the HTH water products business as it builds its inventory in anticipation of a major technology upgrade at its manufacturing plant in the U.S. and, to a lesser extent, higher U.K. pension contributions in 2011.

Accounts receivable, net, at March 31, 2011, including amounts sold through the accounts receivable securitization program (see Note 4 of Notes to the Condensed Consolidated Financial Statements), was seven percent higher than at March 31, 2010 due to the fact that sales during the three months ended March 31, 2011 were higher than the three months ended March 31, 2010. At March 31, 2011, days sales outstanding (“DSO”) was 64 days, as compared to 63 days at March 31, 2010. The Company continues to closely monitor its accounts receivable balances and assess the allowance for doubtful accounts. The allowance was $4.5 million at March 31, 2011, compared to $4.4 million at December 31, 2010.

Inventories, net at March 31, 2011 were 17 percent higher than at March 31, 2010. At March 31, 2011 the Company’s inventory months on hand (“MOH”) was 4.1, compared to 4.0 at March 31, 2010. The increase in Inventories, net at March 31, 2011 versus March 31, 2010 is principally due to increased inventory levels for the HTH water products business as it builds its inventory in anticipation of a major technology upgrade at its manufacturing plant in the U.S. The obsolescence reserve was $9.8 million at March 31, 2011, compared to $9.6 million at December 31, 2010.

Capital expenditures for the first three months of 2011 were $5.3 million higher than the first three months of 2010 principally due to the start of a major technology upgrade at the Company’s HTH water products manufacturing plant in the U.S. Capital expenditures for full-year 2011 are expected to be approximately $55 million, including the major technology upgrade and the consolidation and expansion of three of the Company’s U.S. research and development functions into a new leased facility.

On March 31, 2010, the Company completed the sale of its non-strategic industrial coatings business to Sherwin-Williams. Total net proceeds from the sale are expected to be approximately $43 million, net of expenses. During 2010, the Company received all of the proceeds and $5.6 million of transaction costs have been paid to date. The Company estimates making the payment of the remaining transaction costs during 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt repayments, net of borrowings, were $1.2 million higher during the three months ended March 31, 2011 than during the three months ended March 31, 2010.

On March 15, 2011, the Company paid a quarterly dividend of $0.20 on each share of common stock. Total dividends paid to shareholders were $5.0 million in both the three months ended March 31, 2011 and the three months ended March 31, 2010.

On June 15, 2006, the Company entered into an unsecured $350.0 million senior revolving credit facility (“credit facility”), which expires in June 2011. The Company expects to replace the credit facility prior to expiration. The Company’s credit facility contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 3.5. At March 31, 2011, the Company’s quarterly leverage ratio, as defined in the credit facility, was 2.5. Additionally, the credit facility contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At March 31, 2011, the Company’s interest coverage ratio, as defined in the credit facility, was 9.5. The Company was in compliance with both of these covenants at March 31, 2011. The credit facility also restricts the payment of dividends and repurchase of stock to $65.0 million plus 50% of cumulative net income (loss) subject to certain limitations beginning June 15, 2006. Restricted payments were limited to $95.5 million at March 31, 2011. The facility fees can range from 0.100% to 0.225% depending on the Company’s quarterly leverage ratios. The Company may select various floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.4% to 0.9% depending on the Company’s quarterly leverage ratios. At March 31, 2011, the Company had $317.1 million of available borrowings under the credit facility.

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured Series A Senior Notes. The Series A Senior Notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the credit facility. At March 31, 2011 the Company’s quarterly leverage ratio, as defined in the shelf agreement, was 2.5 and the Company’s interest coverage ratio, as defined in the shelf agreement, was 9.5. The Company was in compliance with both of these covenants at March 31, 2011. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At March 31, 2011, restricted payments were limited to $95.5 million.

On September 9, 2010, the Company entered into a master note purchase agreement (the “master note agreement”) with certain institutional investors, which provides financing to the Company through the private placement of $250.0 million aggregate principal amount of the Company’s Series 2010-A Senior Notes. The Company issued $125.0 million of the Series 2010-A Senior Notes at closing. The remaining $125.0 million was issued by the Company in December 2010. The Series 2010-A Senior Notes will mature in December 2017 and bear a fixed annual interest rate of 4.0%. The master note agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the credit facility and shelf agreement. At March 31, 2011, the Company’s quarterly leverage ratio, as defined in the master note agreement, was 2.5 and the Company’s interest coverage ratio, as defined in the master note agreement, was 9.5. The Company was in compliance with both of these covenants at March 31, 2011. Additionally, the master note agreement restricts the payment of dividends and repurchase of stock to $99.4 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2010. At March 31, 2011, restricted payments were limited to $95.5 million.

On October 6, 2009, the Company entered into an accounts receivable securitization program with Market Street Funding LLC and PNC Bank, National Association (“PNC Bank”) by way of an assignment and assumption of the Company’s previous program with Three Pillars Funding LLC and SunTrust Capital Markets, Inc. Under the amended program, the Company can sell domestic trade accounts receivable, and certain Canadian trade accounts receivable, to Market Street Funding LLC through its wholly-owned subsidiary, Arch Chemicals Receivables LLC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Additionally, the program provides a letter of credit facility. The amount of funding that the Company can obtain under the program is subject to change based upon the level of eligible receivables with a maximum amount of $80 million. No more than $30 million of such funding can relate to letters of credit. The amended program is subject to annual renewal. The program was renewed for 364 days in October 2010. See Note 4 of Notes to Condensed Consolidated Financial Statements.

At March 31, 2011, the Company had $26.8 million of outstanding letters of credit, $2.9 million of which reduced availability under the credit facility. Additionally, at March 31, 2011, the Company had $2.5 million of outstanding letters of guarantee.

The Company believes that the credit facility, which the Company intends to replace, accounts receivable securitization program and cash provided by operations, as well as amounts previously borrowed under the master note agreement and shelf agreement, are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if the Company’s earnings or cash flows were to fall significantly below current expectations and/or a default condition were triggered under its funding agreements or if the Company’s funding providers do not honor their commitments, a risk exists that the Company would not have sufficient liquidity to meet its operating needs. In addition, adverse developments in the financial markets could reduce the sources of liquidity for the Company.

Although the Company saw improvement in consumer demand during 2010 and the three months ended March 31, 2011, the turmoil in the global economy throughout 2009 impacted the operating performance of several of the Company’s businesses. As a result, the estimated fair values for some of the Company’s reporting units have been impacted, in particular the performance urethanes and wood protection reporting units. If there is no recovery over the next several years or if global economic conditions deteriorate, the following assets for the wood protection business could become impaired: Goodwill of $45.7 million and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $56.5 million. In addition to the impact of the turmoil in the U.S. economy, the performance urethanes business had a significant contract expire at the end of 2009, which decreased the annual operating income of the business by approximately $12 million. We believe that organic growth and a pipeline of new product offerings should mitigate a portion of this decrease. If the performance urethanes business’ earnings and/or cash flows were to fall below current expectations due to no recovery in the economy over the next several years, or if the business is unsuccessful with new product offerings, the following assets could become impaired: Goodwill of $4.4 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $13.6 million.

The Company’s performance urethanes and hydrazine businesses are non-core to its portfolio and are managed for cash that is then invested in growing our core Biocides portfolio. The Company considers these businesses non-core and, therefore, does not expect that they will remain in the portfolio in the long-term. Although the Company currently does not have any plans in place, the Company continues to evaluate various strategic options for these businesses, which include possible divestiture. At March 31, 2011, the net assets of the performance urethanes and hydrazine businesses were $36.5 million and $0 million, respectively.

As provided in the Biocidal Products Directive (“BPD”), the European Union (“EU”) is reviewing the classification and labeling of a number of chemicals under a new, more wide-ranging procedure. One of the Company’s products, poly hexamethylene biguanide hydrochloride (“PHMB”), which has been on the market for many years providing valuable disinfection, preservation, cleaning and hygiene functions, is one of the chemicals under review. France, in its role as lead reviewer of PHMB under the BPD, has proposed a much more conservative classification of PHMB. PHMB is currently being reviewed by the European Chemicals Agency (“ECHA”) to determine if the French classification should be upheld. If the new classification is upheld, there is the potential for customers electing to discontinue the use of PHMB and PHMB-related products in response to the new classification and such discontinuation could also extend beyond the EU. The Company is actively defending against this new classification of the product as well as developing alternative products. If ECHA does not overturn the classification and the Company’s customers decide to no longer purchase PHMB as a result of this change in classification, the Company’s operating results in the future and up to $13 million of PHMB-related intangible assets could be impacted. In 2010, the Company had approximately $11 million of PHMB sales in Europe and approximately $38 million of PHMB sales worldwide.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In addition, Olin Corporation (“Olin”), who is a major supplier of chlorine and caustic soda to the Company’s HTH water products business, has announced plans to convert its mercury cell chlorine-caustic plant in Charleston, Tennessee to membrane technology by the end of 2012. The Company does not believe that there will be any significant impact on its operating results in 2011, but if there is any disruption in our supply of chlorine and caustic soda from Olin, whether due to delays in the conversion of the plant or Olin’s inability to deliver product meeting our required specifications after the conversion is completed, the Company would have to arrange for alternative suppliers, which could have a material impact on this business’ operating income and cash flows in the future. The Company’s current supply contract expires at the end of 2011 and the Company is currently negotiating a new contract which may contain higher prices for 2012 and beyond.

During 2010, the Company made voluntary contributions to the Company’s qualified U.S. pension plan. As a result, the Company is expected to meet the full funding phase-in threshold of the Pension Protection Act of 2006 for the 2011 plan year. There are no cash contribution requirements expected for the Company’s qualified U.S. pension plan in 2011. The Company also has payments due under the non-qualified pension plan and the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $25 million to $30 million (or approximately £16 million) in 2011 and then return to $15 million to $20 million (or approximately £10 million) per year thereafter.

On April 28, 2011, the Company declared a quarterly dividend of $0.20 on each share of the Company’s common stock. The dividend will be payable on June 15, 2011 to shareholders of record at the close of business on May 15, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual outcomes to differ materially from those discussed include but are not limited to: general economic and business and market conditions; no improvement or weakening in U.S., European and Asian economies; increases in interest rates; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; loss of key customers; the Company’s ability to maintain chemical price increases or achieve targeted price increases; higher-than-expected product, raw material and energy costs and availability for certain chemical product lines; unexpected changes in the antidumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; inability to obtain transportation for our chemicals; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions, tax matters or patent matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer, supplier or Company plants; unfavorable weather conditions for swimming pool use; realization of deferred taxes; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; ability to obtain financing at attractive rates; financial market disruptions that impact our customers or suppliers; gains or losses on derivative instruments; implementation of the Company’s R&D consolidation consistent with the Company’s expectations; achievement of the Company’s multi-faceted margin improvement plan, including technology improvements which result in lower processing, energy and other costs; and unfavorable changes in the regulatory status of the Company’s products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, commodity prices and stock prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rate Risk

The Company historically has been exposed to interest rate risk. As of March 31, 2011, approximately ninety percent of its outstanding borrowings are subject to fixed rates as a result of the new financing arrangements. Based on the Company’s expected 2011 borrowing levels, and the amount of borrowings subject to floating rates, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $0.2 million.

See Note 9 of Notes to the Condensed Consolidated Financial Statements for detail of the Company’s interest rate swap agreement.

Foreign Currency Risk

At March 31, 2011, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $99.9 million, including contracts with a $55.1 million notional value that are mitigating foreign currency exposure on certain balance sheet items. Additionally, at March 31, 2011, the Company had forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $11.4 million and the Company had entered into cross-currency swap agreements with a total notional value of approximately $3 million.

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

See Note 9 of Notes to the Condensed Consolidated Financial Statements for detail of the Company’s foreign currency forward contracts.

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites as well as price volatility of propylene oxide and copper. The purchase requirement of copper is approximately 15 million pounds annually. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations of natural gas and copper. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the Company’s rolling twelve-month copper requirements. At March 31, 2011, the Company had purchase commitments but had no forward contracts to purchase natural gas and copper. In addition, the Company is exposed to price risk related to the volatility of certain

Item 3. Quantitative and Qualitative Disclosures about Market Risk - Continued

other raw materials including the ongoing purchase of chromic acid and ethylene oxide. Holding other variables constant, a 10 percent adverse change in the price of propylene oxide would decrease the Company’s annual results of operations and annual cash flows between $2 million to $3 million. Additionally, holding other variables constant, a 10 percent adverse change in the price of either chromic acid or copper would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million. Additionally, holding other variables constant, a 10 percent adverse change in the price of either natural gas or ethylene oxide, would decrease the Company’s annual results of operations and annual cash flows by approximately $1 million.

Stock Price Risk

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as a portion of the underlying liabilities are tied to the Company’s stock price. The Company has entered into equity total return swap agreements in order to minimize earnings volatility related to fluctuations in the Company’s stock price. The agreements mature in July 2011. The Company expects to extend or replace the agreements. See Note 9 of Notes to the Condensed Consolidated Financial Statements for further detail.

See the Company’s Form 10-K for the year ended December 31, 2010 for additional information on the above items.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, as of March 31, 2011, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

10.1	Award Description and Agreement for Performance Accelerated Restricted Stock Unit Awards Granted under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan Granted February 18, 2011.

10.2	Award Description and Agreement for Performance Unit Award Granted under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan Granted February 18, 2011.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

May 6, 2011	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Award Description and Agreement for Performance Accelerated Restricted Stock Unit Awards Granted under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan Granted February 18, 2011.

10.2	Award Description and Agreement for Performance Unit Award Granted under the Arch Chemicals, Inc. 2009 Long Term Incentive Plan Granted February 18, 2011.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.