Form 10-Q
period 2011-06-30
ARCH CHEMICALS INC
filed 2011-08-05
CIK 1072343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $1 par value per share	25,431,974 shares

ARCH CHEMICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$131.9	$210.2
Accounts receivable, net	134.9	124.5
Securitization-related receivable	141.6	86.9
Inventories, net	209.9	168.3
Other current assets	41.0	28.1
Assets held for sale	1.3	1.3

Total current assets	660.6	619.3
Investments and advances - affiliated companies at equity	2.0	1.7
Property, plant and equipment, net	184.0	176.5
Goodwill	207.6	205.6
Other intangibles	144.9	146.4
Other assets	85.6	88.5

Total assets	$1,284.7	$1,238.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1.9	$7.3
Current portion of long-term debt	2.3	31.2
Accounts payable	159.9	144.3
Accrued liabilities	83.2	95.4

Total current liabilities	247.3	278.2
Long-term debt	361.4	327.8
Other liabilities	179.0	189.0

Total liabilities	787.7	795.0
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share, Authorized 100.0 shares: 25.4 shares issued and outstanding (25.1 in 2010)	25.4	25.1
Additional paid-in capital	470.9	469.3
Retained earnings	181.5	141.8
Accumulated other comprehensive loss	(180.8)	(193.2)

Total shareholders’ equity	497.0	443.0

Total liabilities and shareholders’ equity	$1,284.7	$1,238.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$443.8	$441.4	$769.3	$740.1
Cost of goods sold	304.5	290.9	540.1	503.3
Selling and administration	75.8	76.4	149.0	145.3
Research and development	5.0	5.1	10.0	9.6
Restructuring charge	0.5	—	0.8	—
Interest expense	4.8	3.6	9.5	6.9
Interest income	0.7	0.5	1.1	0.8

Income from continuing operations before equity in earnings of affiliated companies and taxes	53.9	65.9	61.0	75.8
Equity in earnings of affiliated companies	0.1	0.1	0.3	0.3
Income tax expense	16.6	22.5	12.5	25.9

Income from continuing operations	$37.4	$43.5	$48.8	$50.2
Income (Loss) from discontinued operations (net of tax expense (benefit) of $-, $(1.0) and $0.3)	0.6	—	1.0	(0.5)
Gain on sale of discontinued operations (net of tax expense of $2.8)	—	—	—	5.6

Net income	$38.0	$43.5	$49.8	$55.3

Net income (loss) per common share - Basic:
Continuing operations	$1.47	$1.73	$1.92	$2.00
Income (Loss) from discontinued operations	0.03	—	0.04	(0.02)
Gain on sale of discontinued operations	—	—	—	0.22

Basic net income per common share	$1.50	$1.73	$1.96	$2.20

Net income (loss) per common share - Diluted:
Continuing operations	$1.47	$1.73	$1.92	$2.00
Income (Loss) from discontinued operations	0.02	—	0.03	(0.02)
Gain on sale of discontinued operations	—	—	—	0.22

Diluted net income per common share	$1.49	$1.73	$1.95	$2.20

Weighted average common shares outstanding:
Basic	25.4	25.1	25.4	25.1

Diluted	25.5	25.2	25.5	25.2

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$49.8	$55.3
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
(Income) Loss from discontinued operations	(1.0)	0.5
Gain on sale of discontinued operations	—	(5.6)
Equity in earnings of affiliates	(0.3)	(0.3)
Depreciation and amortization	21.0	20.2
Deferred taxes	(6.3)	4.8
Restructuring expense	0.8	—
Restructuring payments	(0.7)	(0.1)
Changes in assets and liabilities, net of purchase and sale of businesses:
Accounts receivable securitization program	—	59.7
Receivables	(61.7)	(70.6)
Inventories	(38.6)	(19.5)
Other current assets	(2.1)	(6.1)
Accounts payable and accrued liabilities	(1.2)	39.2
Noncurrent liabilities	(4.4)	(4.1)
Other operating activities	(0.4)	2.7

Net operating activities from continuing operations	(45.1)	76.1
Cash flows of discontinued operations	—	(2.4)

Net operating activities	(45.1)	73.7

Investing activities
Capital expenditures	(23.5)	(9.2)
Proceeds from sale of a business	(0.1)	48.9
Cash flows of discontinued operations	—	(0.4)

Net investing activities	(23.6)	39.3

Financing activities
Long-term debt borrowings	30.0	64.0
Long-term debt repayments	(30.8)	(154.4)
Short-term debt (repayments) borrowings, net	(0.2)	(3.6)
Dividends paid	(10.1)	(10.0)
Other financing activities	(2.3)	0.9
Cash flows of discontinued operations	—	—

Net financing activities	(13.4)	(103.1)

Effect of exchange rate changes on cash and cash equivalents	3.8	(4.2)

Net (decrease) increase in cash and cash equivalents	(78.3)	5.7
Cash and cash equivalents, beginning of year	210.2	70.1

Cash and cash equivalents, end of period	$131.9	$75.8

Supplemental cash flow information
Income taxes, net	$6.2	$5.3

Interest paid	$9.3	$6.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the condensed consolidated financial statements.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

These condensed consolidated financial statements have been prepared by Arch Chemicals, Inc. (with its consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and the notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2010. The Company’s Biocides Products segment is seasonal in nature, in particular its HTH water products business as its products are primarily used in the U.S. residential pool market. Therefore, the results of operations for the Company and, in particular, the HTH water products business, for the three and six months ended June 30, 2011 are not indicative of the results to be expected for the entire fiscal year.

On July 10, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lonza Group Ltd., a company organized under the laws of Switzerland (“Lonza”), and LG Acquisition Corp., a Virginia corporation and an indirect wholly owned subsidiary of Lonza (“Merger Sub”), pursuant to which, among other things, Merger Sub has commenced a tender offer (the “Offer”) for all of the outstanding shares of our common stock, at a price of $47.20 per share, net to the seller in cash (the “Offer Price”), subject to the terms and conditions of the Merger Agreement. See Note 18 for further detail.

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

2. Share-Based Compensation

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2011 (number of options in thousands):

	Stock Options	Weighted Average Price	Range of Exercise Prices
Balance, December 31, 2010	56	$19.57	$18.22 — 23.00
Options exercised	14	19.48	18.22 — 23.00
Options cancelled, expired or forfeited	2	18.52	18.52 — 18.52

Balance, June 30, 2011	40	$19.66	$18.52 — 23.00

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was as follows:

($ in millions)	2011	2010
Total intrinsic value of stock options exercised	$0.2	$1.2

The stock options outstanding at June 30, 2011 had an average remaining contractual life of 1 year.

Performance Awards

Under its 2009 Long Term Incentive Plan, the Company has granted selected executives and other key employees two types of awards: performance units that vest only upon meeting or exceeding a performance measure

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and performance accelerated restricted stock units that vest upon meeting or exceeding a performance measure, or if that measure is not achieved, upon the employee’s remaining in the employ of the Company for a specific period. This component of compensation is designed to encourage the long-term retention of key executives and to tie a major part of executive compensation directly to Company performance and the long-term enhancement of shareholder value. The awards were also designed to recognize and reward achieving or exceeding targeted return on equity (“ROE”). The awards, which are settled partly in cash and partly in shares of the Company’s stock, are earned at the end of a 3-year period provided the ROE target is achieved for that 3rd year. Performance units that do not meet the performance goal at the end of the 3rd year expire without payment. For the performance accelerated restricted stock units, if the ROE target is not achieved by the end of the 3rd year after grant, the units will vest and will be paid out as soon as administratively feasible following the end of the 5th year after grant if the executive is still employed at the Company. For units granted in 2010, earned payouts of performance units and performance accelerated restricted stock units would equal 100% of the original grant. For units granted in 2011, if the performance target is met or exceeded, payout can vary from 100% to 200% of the original grant, depending on the Company’s ROE. If the ROE target is not met for the performance accelerated restricted stock units, the payout at the end of the 5th year would equal 100% of the original grant. The Company has estimated that the payout of the units which were granted in 2011 will be at 100%.

The Company accounts for the portion of the award to be settled in shares as an equity-based award, which requires share-based compensation cost to be measured at the grant date, or approval date if awards are amended, based on the fair value of the award. The fair value of the awards is determined and fixed based on the quoted market value of the Company’s stock. The Company uses the straight-line method to recognize the share-based compensation costs related to the awards over the remaining service period. As of June 30, 2011, there were 614,000 performance awards granted; of these awards approximately 308,000 will be paid out in shares of Company stock, if earned. The grant date fair value for the awards to be paid out in shares was $10.3 million.

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

The Company had entered into equity total return swap agreements with 400,000 notional shares in order to minimize earnings volatility related to these awards and the Company’s deferred compensation awards (see below for further detail). The Company did not designate the swaps as hedges. Rather, the Company marked the swaps to market and recorded the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the Company’s long-term incentive plan liabilities, which were also recorded in Selling and administration expenses, and there was no significant impact on the Company’s Condensed Consolidated Statements of Income. The swap agreements matured in July 2011, cash settlement occured and the agreements were not renewed. See Note 9 for further detail.

Not including the impact of the equity total return swap agreements, total compensation expense for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Total compensation expense	$1.2	$1.1	$3.1	$3.4

See Note 9 for a discussion of the impact of the equity total return swap agreements on the Company’s Condensed Consolidated Statements of Income.

As of June 30, 2011, there was $12.7 million of total unrecognized compensation cost related to the unearned payment arrangements, which is expected to be recognized over a weighted-average period of 2 years based on current financial forecasts.

The following table summarizes the performance award activity for the six months ended June 30, 2011 (number of awards in thousands):

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance Awards
Balance, December 31, 2010	902
Awarded	244
Paid out	529
Cancelled or forfeited	3

Balance, June 30, 2011	614

As of June 30, 2011, the closing stock price was $34.44 and these outstanding awards have not yet vested.

Deferred Compensation Plans

In 2004, the Company established rabbi trusts (collectively, the “Rabbi Trust”) for its three deferred compensation plans, namely, the 1999 Stock Plan for Non-employee Directors, the Supplemental Contributing Employee Ownership Plan and the Employee Deferral Plan. The following table summarizes the assets and liabilities associated with the Company’s deferred compensation plans as of June 30, 2011 and December 31, 2010:

($ in millions)	June 30, 2011	December 31, 2010
Other assets	$9.6	$9.1

Accrued liabilities	$0.6	$0.6
Other liabilities	15.0	14.4

Total liabilities	$15.6	$15.0

Additionally, the Company had the following amounts recorded as a reduction of equity for the Company’s stock held in the Rabbi Trust as of June 30, 2011 and December 31, 2010:

($ in millions)	June 30, 2011	December 31, 2010
Equity (Reduction of Equity)	$(1.9)	$(1.9)

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

The reconciliations between basic and diluted shares outstanding for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Basic	25.4	25.1	25.4	25.1
Common equivalent shares from stock options and performance awards using the treasury stock method	0.1	0.1	0.1	0.1

Diluted	25.5	25.2	25.5	25.2

4. Accounts Receivable/Securitization-Related Receivable

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Under the program, the fair value of receivables, for which payment of the purchase price by Market Street Funding LLC is deferred, is recorded separately from Accounts receivable, net as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. The following table summarizes the fair value of these receivables, and the related reserve for credit losses, which is not discounted due to the short term nature of the underlying financial assets, as of June 30, 2011 and December 31, 2010:

($ in millions)	June 30, 2011	December 31, 2010
Securitization-related receivable	$141.6	$86.9
Reserve for credit losses	(1.2)	(1.2)

The costs of the program for the three and six months ended June 30, 2011 and 2010, which are included in Selling and administration expenses in the accompanying Condensed Consolidated Statements of Income, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Securitization program costs	$0.2	$0.3	$0.3	$0.5

Under the program, the Company pays a facility fee that is equal to approximately 0.60% of the committed amount of the facility. The Company also incurs costs based on the fair market value of the receivables that are sold under the program and for which payment to Market Street Funding LLC has not been deferred. Such costs are based on the cost of commercial paper issued by Market Street Funding LLC plus a margin of 0.50%. The Company has not recorded an asset or liability related to the servicing responsibility retained as the fees earned for servicing were estimated to approximate fair value.

5. Inventories

Inventories at June 30, 2011 and December 31, 2010 include the following:

($ in millions)	June 30, 2011	December 31, 2010
Raw materials and supplies	$63.9	$63.4
Work in process	13.5	10.2
Finished goods	187.2	149.0

Inventories, gross	264.6	222.6
LIFO reserve	(54.7)	(54.3)

Inventories, net	$209.9	$168.3

Approximately 50 percent of the Company’s inventories are valued by the dollar value last-in, first-out (“LIFO”) method of inventory accounting. Costs of other inventories are determined principally by the first-in, first-out method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on an annual determination of quantities and costs as of the year-end; therefore, the condensed consolidated financial statements at June 30, 2011 reflect certain estimates relating to projected inventory quantities and costs at December 31, 2011.

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Discontinued Operations

On March 31, 2010, the Company completed the sale of its industrial coatings business to The Sherwin-Williams Company. Gross proceeds from the sale, before expenses and the final working capital adjustment, were €39.9 million (approximately $54 million). As a result of the sale, the Company recorded an after-tax gain of $6.0 million, which included $27.7 million of net cumulative historical foreign currency translation gains that were recognized at the time of the sale. $5.6 million of the gain was recorded during the six months ended June 30, 2010. Proceeds from the sale are being used for general corporate purposes. The business had sales for the three months ended March 31, 2010 of $34.5 million.

7. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

($ in millions)	HTH Water Products	Personal Care and Industrial Biocides	Wood Protection	Total Biocides Products	Performance Urethanes	Total
Balance, December 31, 2010	$79.0	$76.9	$45.3	$201.2	$4.4	$205.6
Foreign exchange	0.2	1.3	0.5	2.0	0.0	2.0

Balance, June 30, 2011	$79.2	$78.2	$45.8	$203.2	$4.4	$207.6

The gross carrying amount and accumulated amortization for other intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011			December 31, 2010
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$0.2	$0.2	$0.0	$0.2	$0.2	$0.0
Customer lists	97.0	42.6	54.4	95.0	37.5	57.5
Toxicology database	14.5	7.1	7.4	14.0	6.4	7.6
Developed technology	16.5	7.0	9.5	16.0	6.2	9.8
Other	16.7	6.4	10.3	14.7	5.7	9.0

Total amortizable other intangibles	144.9	63.3	81.6	139.9	56.0	83.9
Total non-amortizable other intangibles — trademarks	63.5	0.2	63.3	62.7	0.2	62.5

Total other intangibles	$208.4	$63.5	$144.9	$202.6	$56.2	$146.4

Amortization expense for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Amortization expense	$3.0	$2.7	$5.8	$5.4

Estimated amortization expense for the years ending December 31, 2011 through December 31, 2015 is as follows:

($ in millions)	2011	2012	2013	2014	2015
Amortization expense	$11.7	$11.8	$11.8	$11.8	$11.8

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

8. Debt

On May 13, 2011, the Company entered into an unsecured $375.0 million revolving credit agreement (“credit agreement”), which matures in May 2016. The credit agreement permits the maximum borrowing amount to be increased to $475.0 million upon the satisfaction of certain conditions, including the agreement of existing or new lenders to increase their existing commitments or extend new commitments, as applicable. The credit agreement restricts the payment of dividends and repurchase of stock to $95.5 million plus 50% of cumulative adjusted net income (loss) for the period beginning March 31, 2011. At June 30, 2011, restricted payments were limited to $109.5 million. The credit agreement contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 4.0 for the first quarter of each year or 3.5 for every other quarter of the year. The facility fees can range from 0.15% to 0.35% depending on the Company’s quarterly leverage ratios (facility fees were 0.25% at June 30, 2011). The Company may select various fixed and floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.85% to 1.65% depending on the Company’s quarterly leverage ratios (the spread was 1.125% at June 30, 2011). There was $30.0 million of debt outstanding under the credit agreement at June 30, 2011. The credit agreement replaces the Company’s unsecured $350.0 million revolving credit agreement, dated as of June 15, 2006, under which the Company had $30.0 million of debt outstanding at December 31, 2010. Such amount was recorded in Current portion of long-term debt in the Company’s December 31, 2010 Condensed Consolidated Balance Sheet.

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured Series A Senior Notes. The Series A Senior Notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At June 30, 2011, restricted payments were limited to $109.5 million.

On September 9, 2010, the Company entered into a master note purchase agreement (the “master note agreement”) with certain institutional investors, which provides financing to the Company through the private placement of $250.0 million aggregate principal amount of the Company’s Series 2010-A Senior Notes. The Company issued $250.0 million of Series 2010-A Senior Notes in 2010. The Series 2010-A Senior Notes will mature in December 2017 and bear a fixed annual interest rate of 4.0%. The master note agreement restricts the payment of dividends and repurchase of stock to $99.4 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2010. At June 30, 2011, restricted payments were limited to $109.5 million.

The credit agreement, shelf agreement and master note agreement each contain a leverage ratio (Debt/EBITDA) covenant and an interest coverage ratio (EBITDA/total interest expense) covenant. The Company was in compliance with both of these covenants at June 30, 2011. At June 30, 2011, the ratios, as defined by the debt agreements, were as follows:

	June 30, 2011	Covenant
Leverage ratio	2.7	Not to exceed 3.5
Interest coverage ratio	8.3	Not to be less than 3.0

At June 30, 2011, the Company had $23.8 million of outstanding letters of credit, $2.9 million of which reduced availability under the Company’s credit agreement. Additionally, at June 30, 2011, the Company had $3.7 million of outstanding letters of guarantee.

At June 30, 2011, the Company had interest rate swap agreements with a total notional value of $30 million. See Note 9 for further discussion.

9. Derivative Instruments and Hedging

Foreign Currency

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company uses foreign currency forward contracts as a means of hedging exposure to foreign currency risk. It is the Company’s policy to hedge up to 80% of its anticipated purchase and sales commitments, and certain balance sheet items, denominated or expected to be denominated in a currency other than the business’ functional currency (principally British pound, euro, Australian dollar, New Zealand dollar, Canadian dollar, Japanese yen and South African rand). Most of the Company’s currency derivatives expire within 1 year. During the three and six months ended June 30, 2011 and 2010, the majority of the Company’s foreign currency forward contracts qualified as effective cash flow hedges. The remainder of the foreign currency contracts did not meet the criteria to qualify for hedge accounting. Additionally, the Company has entered into cross-currency swap agreements to partially hedge its exposure to the variability of future projected foreign currency cash flows through August 2014. The cross-currency swap agreements do not meet the criteria to qualify for hedge accounting.

At June 30, 2011, the Company had forward contracts to sell foreign currencies with U.S. dollar equivalent value of $79.6 million, including contracts with a $55.1 million notional value that are mitigating foreign currency exposure on certain balance sheet items. Additionally, at June 30, 2011, the Company had forward contracts to buy foreign currencies with U.S. dollar equivalent value of $7.0 million and cross-currency swap agreements with a notional value of approximately $3 million.

The counterparties to the Company’s forward contracts and cross-currency swap agreements are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant. The Company does not use financial instruments for speculative or trading purposes; nor is the Company a party to leveraged derivatives.

The following table displays the fair values at June 30, 2011 and December 31, 2010 of the Company’s foreign currency forward contracts which were designated as hedging instruments, as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2011	December 31, 2010
Assets
Other current assets	$0.2	$0.2

Liabilities
Accrued liabilities	$1.1	$0.2

As of June 30, 2011 and December 31, 2010, the fair values of the Company’s foreign currency forward contracts which were not designated as hedging instruments were immaterial. Additionally, during the three and six months ended June 30, 2011 and 2010, amounts recorded in the Company’s Condensed Consolidated Statements of Income related to such instruments were immaterial. During the three and six months ended June 30, 2011 and 2010, the amounts which were excluded from effectiveness testing, for foreign currency forward contracts that were designated as hedging instruments, were immaterial.

As of June 30, 2011 and December 31, 2010, the fair values of the Company’s cross-currency swap agreements were immaterial. Additionally, during the three and six months ended June 30, 2011 and 2010, the amounts recorded in the Company’s Condensed Consolidated Statements of Income, related to such swap agreements, were immaterial.

Compensation

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as, for some of the awards, the underlying liabilities are tied to the Company’s stock price. As the Company’s stock price changes, such liabilities are adjusted and the impact is recorded in the Company’s Condensed Consolidated Statements of Income. During 2008, the Company entered into equity total return swap agreements with 400,000 notional shares in order to minimize earnings volatility related to the deferred compensation and long-term incentive plans. During July 2011, the agreements matured, cash settlement occurred and the agreements were not renewed.

The Company did not designate the swaps as hedges. Rather, the Company marked the swaps to market and recorded the impact in Selling and administration expenses in the Company’s Condensed Consolidated Statements of Income. The adjustments to the values of the swaps offset the adjustments to the carrying values of the

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s deferred compensation and long-term incentive plan liabilities, which were also recorded in Selling and administration expenses and there was no significant impact on the Company’s Condensed Consolidated Statements of Income.

The following table displays the fair values at June 30, 2011 and December 31, 2010 of the Company’s equity total return swap derivatives which were not designated as hedging instruments as well as the classification of such amounts in the Company’s Condensed Consolidated Balance Sheets:

($ in millions)	June 30, 2011	December 31, 2010
Assets
Other current assets	$3.8	$5.2

Losses recognized in Selling and administration expenses related to the equity total return swap agreements during the three and six months ended June 30, 2011 and 2010 were:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Losses - equity total return swap agreements	$(2.9)	$(1.5)	$(1.4)	$(0.1)

Debt and Interest

In October 2008, the Company entered into an interest rate swap agreement with a notional value of $30 million. The swap effectively converts the LIBOR based variable rate interest on an additional $30.0 million of debt outstanding under the credit agreement (see Note 8) to a fixed rate of 3.18%. The counterparty to the swap agreement is a major financial institution. The agreement expires in January 2012. Prior to the three months ended June 30, 2011, the Company designated the swap agreement as a cash flow hedge of the risk of variability in future interest payments attributable to changes in the LIBOR rate. During the three months ended June 30, 2011, the Company removed the designation and future changes in the fair value of the swap agreement will be recorded in the Company’s Condensed Consolidated Statement of Income. The Company believes that the impact will be immaterial.

At June 30, 2011 and December 31, 2010, the fair values of the Company’s interest rate swap agreement were immaterial. Additionally, subsequent to the removal of the hedge designation during the three months ended June 30, 2011, the amount which was recorded in the Company’s Condensed Consolidated Statement of Income was immaterial.

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended June 30, 2011:

($ in millions)	Accumulated Other Comprehensive Loss (“AOCL”) as of 3/31/11	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/11
Type of derivative
Interest Rate Swap Agreements	$0.4	$0.0	$0.0	$(0.1)	$0.3
Foreign Currency Forward Contracts	1.1	0.4	(0.6)	0.0	0.9

Total	$1.5	$0.4	$(0.6)	$(0.1)	$1.2

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the six months ended June 30, 2011:

($ in millions)	AOCL as of 12/31/10	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/11
Type of derivative
Interest Rate Swap Agreements	$0.6	$0.0	$0.0	$(0.3)	$0.3
Foreign Currency Forward Contracts	0.2	1.3	(0.6)	0.0	0.9

Total	$0.8	$1.3	$(0.6)	$(0.3)	$1.2

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the three months ended June 30, 2010:

($ in millions)	AOCL as of 3/31/10	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/10
Type of derivative
Interest Rate Swap Agreements	$0.8	$0.1	$0.0	$(0.2)	$0.7
Foreign Currency Forward Contracts	0.3	(0.2)	(0.2)	0.0	(0.1)

Total	$1.1	$(0.1)	$(0.2)	$(0.2)	$0.6

The following table displays the effect of derivative instruments that are designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets during the six months ended June 30, 2010:

($ in millions)	AOCL as of 12/31/09	Effective Portion Recorded in AOCL	Effective Portion Reclassified from AOCL to Selling and administration	Effective Portion Reclassified from AOCL to Interest expense	AOCL Balance as of 6/30/10
Type of derivative
Interest Rate Swap Agreements	$0.8	$0.3	$0.0	$(0.4)	$0.7
Foreign Currency Forward Contracts	(0.1)	0.1	(0.1)	0.0	(0.1)

Total	$0.7	$0.4	$(0.1)	$(0.4)	$0.6

10. Employee Retirement Plans

Arch U.S. Pension and Retirement Plans

During the three and six months ended June 30, 2011 and 2010, the components of net periodic benefit costs for the Arch U.S. Pension and Postretirement Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Arch U.S. Pension Plans
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$2.5	$2.5	$5.0	$5.0
Interest cost on the projected benefit obligation	5.0	4.9	10.0	9.8
Expected return on plan assets	(6.8)	(5.6)	(13.7)	(10.7)
Amortization of prior service cost	0.0	0.0	0.1	0.1
Recognized actuarial loss	2.6	2.1	5.3	4.2

Net periodic benefit cost	$3.3	$3.9	$6.7	$8.4

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Arch U.S. Postretirement Plan
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.2	$0.2	$0.4	$0.3
Interest cost on the projected benefit obligation	0.2	0.3	0.4	0.5
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$0.3	$0.4	$0.7	$0.7

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2010, the Company made voluntary contributions to the Company’s qualified U.S. pension plan. As a result, the Company met the full funding phase-in threshold of the Pension Protection Act of 2006 for the 2011 plan year. There are no cash contribution requirements expected for the Company’s qualified U.S. pension plan in 2011. The Company also has payments due under the non-qualified pension plan and the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. Pension expense in 2011 is expected to be comparable to 2010.

Hickson U.K. Pension Plans

During the three and six months ended June 30, 2011 and 2010, the components of net periodic benefit costs for the Hickson U.K. and the Hickson U.K. Senior Executive retirement plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Net Periodic Benefit Expense:
Service cost (benefits earned during the period)	$0.4	$0.5	$0.9	$1.0
Interest cost on the projected benefit obligation	5.2	4.7	10.2	9.6
Expected return on plan assets	(4.7)	(4.3)	(9.4)	(8.9)
Recognized actuarial loss	1.0	0.8	2.0	1.7

Net periodic benefit cost	$1.9	$1.7	$3.7	$3.4

The Company’s current policy is to fund, at a minimum, amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members in accordance with statutory requirements. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $25 million to $30 million (or approximately £16 million) in 2011 and then return to $15 million to $20 million (or approximately £10 million) per year thereafter. During the six months ended June 30, 2011, $16.4 million was contributed to the U.K. pension plans. Pension expense in 2011 is expected to be $1 million to $2 million higher than 2010.

11. Comprehensive Income

Comprehensive income includes the change in the cumulative translation adjustment, pension liability adjustments and the change in the fair value of derivative financial instruments that qualify for hedge accounting. Comprehensive income for the three and six months ended June 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Net income	$38.0	$43.5	$49.8	$55.3

Foreign currency translation adjustments	4.1	4.1	8.3	(38.9)
Net unrealized gain (loss) on derivative instruments	0.3	0.5	(0.4)	0.1
Pension liability adjustment	2.3	1.9	4.5	3.8

Total other comprehensive income (loss)	6.7	6.5	12.4	(35.0)

Comprehensive income	$44.7	$50.0	$62.2	$20.3

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Sales:
Biocides Products:
HTH Water Products	$227.6	$241.0	$354.9	$357.0
Personal Care and Industrial Biocides	88.7	84.8	171.7	165.7
Wood Protection	71.0	68.3	128.8	126.0

Total Biocides Products	387.3	394.1	655.4	648.7
Performance Products:
Performance Urethanes	52.5	43.1	105.7	82.8
Hydrazine	4.0	4.2	8.2	8.6

Total Performance Products	56.5	47.3	113.9	91.4

Total Sales	$443.8	$441.4	$769.3	$740.1

Segment Operating Income (Loss), including Equity Earnings in Affiliated Companies:
Biocides Products:
HTH Water Products	$44.0	$59.5	$48.1	$63.7
Personal Care and Industrial Biocides	19.2	17.3	35.5	35.8
Wood Protection	4.2	2.1	2.8	1.2

Total Biocides Products	67.4	78.9	86.4	100.7
Performance Products:
Performance Urethanes	(0.1)	0.4	(0.7)	(2.2)
Hydrazine	0.2	0.6	0.7	1.4

Total Performance Products	0.1	1.0	0.0	(0.8)
Corporate Unallocated	(8.9)	(10.8)	(15.9)	(17.7)

Total Segment Operating Income, including Equity Earnings in Affiliated Companies	58.6	69.1	70.5	82.2
Restructuring Expense	(0.5)	0.0	(0.8)	0.0
Equity in Earnings of Affiliated Companies	(0.1)	(0.1)	(0.3)	(0.3)

Total Operating Income	58.0	69.0	69.4	81.9
Interest expense, net	(4.1)	(3.1)	(8.4)	(6.1)

Total Income from Continuing Operations before Equity in Earnings of Affiliated Companies and Taxes	$53.9	$65.9	$61.0	$75.8

Capital Spending:
Biocides Products:
HTH Water Products	$7.1	$2.0	$12.1	$4.0
Personal Care and Industrial Biocides	3.1	1.3	6.9	3.4
Wood Protection	1.4	0.4	2.0	0.8

Total Biocides Products	11.6	3.7	21.0	8.2
Performance Products:
Performance Urethanes	1.1	0.3	1.9	0.7
Hydrazine	0.3	0.0	0.6	0.3

Total Performance Products	1.4	0.3	2.5	1.0

Total Capital Spending	$13.0	$4.0	$23.5	$9.2

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

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In May 2005, the Department of Commerce (“DOC”) assessed antidumping duties ranging from approximately 76% to 286% against Chinese producers of chlorinated isocyanurates (“isos”). The Company’s primary Chinese supplier of isos was subject to the 76% rate. As a result, upon importing isos from this supplier, the Company made cash deposits at the rate of 76% of the value of the imported product. At the request of the U.S. isos producers and the Company’s supplier, the DOC conducted a review of the duty rate for the period of December 16, 2004 to May 31, 2006. Upon conclusion of its review, the DOC determined that the rate should be reduced to approximately 20%. As a result of the final determination and the revised rate, the Company recorded a net pre-tax benefit of $12.1 million in the fourth quarter of 2007. The U.S. isos producers appealed the DOC’s determination to the Court of International Trade, which delayed the processing of the full refund the Company was expecting to receive. During the appellate process a revised preliminary rate of approximately 9% was established, but was further challenged. On April 15, 2011, the Court of International Trade issued its decision on the remaining item and the Company does not anticipate a material change in the rate. On July 15, 2011, the DOC submitted its revised rate of approximately 9% for court approval. Provided that this revised rate is approved by the Court of International Trade, the Company would recognize additional income of approximately $3 million. Therefore, the total net cash proceeds the Company expects to receive is approximately $15 million.

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

At the request of the Company’s supplier, the DOC also initiated an administrative review to determine the final rate for the period of June 1, 2009 to May 31, 2010, during which time the Company paid a duty rate of approximately 1% for part of the period and approximately 20% for the remainder of the period. During the second quarter of 2011, the DOC issued a preliminary rate of approximately 0%. Provided that the final rate is consistent with the preliminary rate, the Company would recognize additional income of approximately $4 million.

Based upon the final determination for the period of June 1, 2008 through May 31, 2009, the Company began paying cash deposits for imports at a rate of approximately 3% during the fourth quarter of 2010.

An administrative review has also commenced to determine the final rate for the period of June 1, 2010 to May 31, 2011.

Along with its primary Comprehensive General Liability (“CGL”) insurer, Arch Coatings France S.A. (“ACF”), a subsidiary of the Company, is a defendant in a lawsuit filed in France by a builder of pleasure boats. The suit alleges that the formulation of certain varnish coatings previously supplied by ACF for application to interior woodwork on approximately 5,200 boats made by the plaintiff was defective in that, under certain conditions, the varnish will bubble and peel. The plaintiff has identified 554 boats in need of repair and the plaintiff

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

claims that it has expended €4.5 million (approximately $6.4 million) to repair 513 of those boats. In August 2008, ACF was advised by its primary CGL insurer that it was denying coverage for this loss. During 2011, ACF and that insurer concluded an agreement resolving the coverage dispute. ACF sold its assets in the sale of the industrial coatings business to Sherwin-Williams, but has retained the liability for the lawsuit. In July 2011, the parties reached an agreement on the terms of a settlement, the performance of which will not have a material adverse effect on the Company. At June 30, 2011, ACF had €1.4 million (approximately $2.0 million) accrued for this matter.

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

Additionally, the Company has been notified by the Brazilian tax authorities of various assessments, totaling approximately R$9 million (approximately $6 million), related to alleged non-income tax deficiencies for tax years ranging from 1988 to 2003. The Company has recorded a liability of R$2.7 million (approximately $1.7 million) for any assessments for which it is probable that the Company will be unable to successfully defend itself. The Company believes that the remainder of the assessments are without merit. The Company believes that the resolution of this matter is not likely to have a material adverse effect on its results of operations and cash flows.

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

In March 2010, the owner of a new U.S. patent, relating to methods of using particulate copper wood preservatives, filed a lawsuit against the Company, two of the Company’s subsidiaries, and three customers of the Company’s wood protection business. In the suit, the patent owner claimed that use of certain wood preservatives manufactured and sold by the Company’s wood protection business infringed the patent. The complaint requested several forms of relief, including an unspecified amount of damages and a permanent injunction against infringement of the patent. During 2011, the parties settled the matter and the case was dismissed. The settlement did not have a material impact on the Company. The costs associated with the settlement are included in the results for the six months ended June 30, 2011.

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

The Company is being sued by the current owner of a former Hickson site in Italy for remediation of environmental contaminants on that site. The owner originally sought compensation of €2.2 million (approximately $3.1 million) for the remediation of the site, but recently indicated that it should be awarded €12.6 million (approximately $18.0 million). The trial commenced in May 2011, with additional briefings due through September 2011. Based on remediation actions completed in 2008, the Company believes it has no further obligation at the site. The local authorities, however, continue to review the condition of the site and may require additional work and risk assessments to be performed. Although the site was related to the Company’s industrial coatings business, liability for this lawsuit has been retained by the Company notwithstanding the sale of the business to Sherwin-Williams. The Company believes that the resolution of this matter is not likely to have a material adverse effect on its results of operations and cash flows.

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

In connection with the disposition of the industrial coatings business on March 31, 2010, the Company provided indemnification for the costs of remediation necessary to comply with applicable environmental laws in relation to certain specifically identified pre-closing environmental contamination and non-compliances at the sites used in the business at the time of disposal. Although there are no monetary caps or time limits applicable to the Company’s obligation to indemnify for the remediation costs, the Company estimates the potential exposure to be approximately $1.0 million. At June 30, 2011, the Company had a liability recorded for such amount in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The Company also provided indemnification for certain other unknown environmental matters relating to the pre-closing operations of the industrial coatings business. This indemnification obligation is subject to both time limits (three years in the case of penalties for non-compliance with applicable environmental laws and permits and seven years in the case of offsite and former property environmental contamination) and a €5 million (approximately $7 million) aggregate monetary cap on all warranty and environmental matters arising out of the transaction (other than the remediation costs associated with the specifically identified onsite contamination and non-compliances discussed above). All other liabilities relating to environmental matters at the sites, and arising in connection with the industrial coatings business before March 31, 2010 have been assumed by the purchaser.

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

There are a variety of non-environmental legal proceedings pending or threatened against the Company. There have been no significant changes in the status of such items, other than those described above, during the six months ended June 30, 2011.

14. Income Taxes

The total amount of unrecognized tax benefits at June 30, 2011 was $13.8 million, compared to $11.7 million at December 31, 2010. The $2.1 million increase was principally due to current year and prior year tax positions. The unrecognized tax benefits at June 30, 2011 will impact the Company’s annual effective tax rate if recognized. The Company expects to recognize $4.7 million of the remaining $13.8 million of unrecognized tax benefits prior to June 30, 2012, upon the expiration of the period to assess tax in various federal, state and foreign taxing jurisdictions.

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

During the six months ended June 30, 2011, the Company recorded a non-recurring income tax benefit of $6.4 million related to the Company’s tax planning strategy to maximize the realizability of its deferred tax assets principally related to its U.K. pension liabilities.

During the third quarter of 2011, legislation was enacted in the U.K. to reduce the corporate tax rate from 27% to 25%. The Company has significant U.K. deferred tax assets. As a result of the enactment of this

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

legislation, the Company would reduce its U.K. deferred tax assets and record expense of approximately $1 million to $2 million.

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

Securitization

Under the Company’s amended securitization program, the Company records receivables for which the payment of the purchase price by Market Street Funding LLC has been deferred, at fair value as a Securitization-related receivable on the accompanying Condensed Consolidated Balance Sheets. Such fair value includes a reserve for credit losses. The receivables are not discounted due to the short-term nature of the underlying financial assets. The Securitization-related receivable is included in Level 3 and net payments of the purchase price which were deferred (received) by Market Street Funding LLC during the three and six months ended June 30, 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Net payments of the purchase price deferred (received) by Market Street Funding LLC	$17.2	$20.2	$54.7	$10.9

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011:

($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investments in the Rabbi Trust that are recorded at fair value	$9.6	$0.0	$0.0	$9.6
Securitization-related receivable	0.0	0.0	141.6	141.6
Foreign currency forward contracts	0.0	0.2	0.0	0.2
Equity total return swap agreements	0.0	3.8	0.0	3.8

Total Assets	$9.6	$4.0	$141.6	$155.2

Liabilities
Deferred compensation	$15.6	$0.0	$0.0	$15.6
Foreign currency forward contracts	0.0	1.1	0.0	1.1
Cross-currency swap agreements	0.0	0.9	0.0	0.9
Interest rate swap agreements	0.0	0.5	0.0	0.5

Total Liabilities	$15.6	$2.5	$0.0	$18.1

The following table displays, by level, the fair values of each of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010:

($ in millions)	Level 1	Level 2	Level 3	Total

Assets
Investments in the Rabbi Trust that are recorded at fair value	$9.1	$0.0	$0.0	$9.1
Securitization-related receivable	0.0	0.0	86.9	86.9
Foreign currency forward contracts	0.0	1.0	0.0	1.0
Equity total return swap agreements	0.0	5.2	0.0	5.2

Total Assets	$9.1	$6.2	$86.9	$102.2

Liabilities
Deferred compensation	$15.0	$0.0	$0.0	$15.0
Foreign currency forward contracts	0.0	0.2	0.0	0.2
Cross-currency swap agreements	0.0	0.9	0.0	0.9
Interest rate swap agreements	0.0	0.9	0.0	0.9

Total Liabilities	$15.0	$2.0	$0.0	$17.0

During the six months ended June 30, 2011 there were no transfers between Level 1 and Level 2.

16. Financial Instruments

The carrying values of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair values due to the short-term maturities of these instruments.

The fair value of the Company’s borrowings, if any, under its existing credit agreement, approximates book value due to the relatively short period such debt is expected to be outstanding and the fact that the interest rates on the borrowings are reset every 1 to 6 months. The fair value of the Company’s $75.0 million of borrowings under

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the shelf agreement was approximately $86 million at June 30, 2011. The fair value of the Company’s $250.0 million of borrowings under the master note agreement was approximately $251 million at June 30, 2011. The fair value of the Company’s Short-term borrowings approximates the book value due to the floating interest rate terms and the short maturity of the instruments.

17. Restructuring and Impairment

On August 24, 2010, the Company announced its decision to consolidate into one facility in Alpharetta, Georgia most of its U.S. research and development and technical service activities currently conducted at three facilities. The facilities impacted by this consolidation are New Castle, Delaware; Cheshire, Connecticut; and Conley, Georgia.

During the three and six months ended June 30, 2011, the Company incurred $0.3 million and $0.6 million, respectively, of relocation-related costs due to the consolidation and $0.2 million and $0.2 million, respectively, of other costs due to the consolidation. Additionally, during 2010, the Company recorded a $0.7 million charge for estimated employee severance costs. Most of these costs will be paid by the end of 2011.

Additionally, during 2010, the Company recorded a $1.2 million impairment charge related to its New Castle, Delaware facility and the Company has recorded the facility in Assets held for sale in the Company’s June 30, 2011 and December 31, 2010 Condensed Consolidated Balance Sheets. The fair value of the facility was determined based upon market data.

The following table summarizes the activity related to the restructuring and impairment costs:

($ in millions)	Relocation – Related and Severance Costs	Asset Impairment	Other Costs	Total
Provision	$0.7	$1.2	$0.0	$1.9
Utilized	0.0	(1.2)	0.0	(1.2)
Payments	0.0	0.0	0.0	0.0

Balance at December 31, 2010	0.7	0.0	0.0	0.7
Provision	0.6	0.0	0.2	0.8
Payments	(0.4)	0.0	(0.2)	(0.6)

Balance at June 30, 2011	$0.9	$0.0	$0.0	$0.9

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

18. Subsequent Events

On July 10, 2011, the Company entered into a Merger Agreement with Lonza and Merger Sub, pursuant to which, among other things, Merger Sub has commenced a tender offer for all of the outstanding shares of our common stock, at a price of $47.20 per share, net to the seller in cash, subject to the terms and conditions of the Merger Agreement.

Following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and the Company will become a wholly owned, indirect subsidiary of Lonza. At the effective time of the Merger, the shares of our common stock not purchased pursuant to the Offer (other than shares held by our subsidiaries or Lonza, Merger Sub or their respective subsidiaries) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest.

Consummation of the Offer is subject to various conditions, including among others, the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act,

ARCH CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the receipt of certain other regulatory approvals and other customary closing conditions, each as described in the Merger Agreement. In addition, it is also a condition to the consummation of the Offer that the number of shares of our common stock validly tendered and not withdrawn in accordance with the terms of the Offer, together with the shares of our common stock, if any, then owned by Lonza, Merger Sub or any of their respective subsidiaries, represent more than two-thirds of the outstanding shares of our common stock (determined on a fully diluted basis). Subject to the terms of the Merger Agreement, the Company has granted Merger Sub an option (the “Top-Up Option”) to purchase that number of newly-issued shares of our common stock that is equal to one share more than the amount needed to give Merger Sub ownership of 90% of our outstanding shares of common stock (determined on a fully-diluted basis, assuming exercise of the Top-Up Option). The Top-Up Option is exercisable only if Merger Sub acquires more than two-thirds of the outstanding shares of our common stock pursuant to the Offer or otherwise. Merger Sub will pay the Company the Offer Price for each share acquired upon exercise of the Top-Up Option.

On July 19, 2011, the Company agreed to accept service of a complaint in a purported shareholder class action in the Superior Court of the State of Connecticut in Stamford, captioned GSS 5-08 Trust v. Arch Chemicals, Inc., et al. An amended complaint was filed on August 2, 2011. The amended complaint names as defendants the Company, the members of the Company’s Board (the “Board”), Lonza and Merger Sub and alleges that the members of the Board breached their fiduciary duties to the Company’s shareholders in connection with the sale of the Company and that the Company, Lonza and Merger Sub aided and abetted the purported breaches of fiduciary duties. In support of the plaintiff’s claims, the amended complaint alleges that the proposed transaction between the Company and Merger Sub undervalues the Company and involves an inadequate sale process and preclusive deal protection devices, and that the Board has failed to disclose to shareholders all material information about the proposed transaction. The GSS 5-08 Trust suit seeks to enjoin the transaction, to obtain damages and to impose a constructive trust in favor of plaintiff and the class upon any property and profits received by defendants as a result of wrongful conduct. It also seeks attorneys’ and other fees and costs, in addition to seeking other relief. On July 28, 2011, the Company was served with another complaint, entitled Leonard Ahern v. Arch Chemicals, Inc. et.al. The Ahern suit also is a purported class action, is brought on behalf of the same purported class of shareholders of the Company as the GSS 5-08 Trust suit, and was brought in the Superior Court of the State of Connecticut in Stamford. The Ahern complaint contains similar allegations to those in the amended complaint in the GSS 5-08 Trust suit, and also alleges that our Board ignored conflicts of interest relating to benefits members of the Board would receive as a result of the transaction. The Company believes these lawsuits are without merit and will contest them vigorously.

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

On July 10, 2011, the Company entered into an agreement and Plan of Merger (the “Merger Agreement”) with Lonza Group Ltd., a Company organized under the laws of Switzerland (“Lonza”) and LG Acquisition Corp., a Virginia Corporation and an indirect wholly owned subsidiary of Lonza (“Merger Sub”), pursuant to which, among other things, Merger Sub commenced a tender offer for all of the outstanding shares of our common stock, at a price of $47.20 per share, net to the seller in cash, subject to the terms and conditions of the Merger Agreement.

The term “Company” as used in Item 2 of this Report means Arch Chemicals, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In millions, except per share amounts)
Sales	$443.8	$441.4	$769.3	$740.1

Gross margin	$139.3	$150.5	$229.2	$236.8
Selling and administration	75.8	76.4	149.0	145.3
Research and development	5.0	5.1	10.0	9.6
Restructuring charge	0.5	0.0	0.8	0.0
Interest expense, net	4.1	3.1	8.4	6.1
Equity in earnings of affiliated companies	0.1	0.1	0.3	0.3
Income tax expense	16.6	22.5	12.5	25.9

Income from continuing operations	37.4	43.5	48.8	50.2
Income (Loss) from discontinued operations, net of tax	0.6	0.0	1.0	(0.5)
Gain on sale of discontinued operations, net of tax	0.0	0.0	0.0	5.6

Net income	$38.0	$43.5	$49.8	$55.3

Diluted income per common share – continuing operations	$1.47	$1.73	$1.92	$2.00

Three Months Ended June 30, 2011 Compared to 2010

Sales increased $2.4 million, or one percent, due to higher pricing. Favorable foreign exchange (three percent) was offset by lower volumes. The lower volumes were principally driven by the HTH water products business, primarily due to timing. In particular, different replenishment strategies attributable to a certain mass retail customer shifted a portion of the pool season sales from the second quarter to the third quarter.

Gross margin percentage was 31.4% and 34.1% for 2011 and 2010, respectively. The decrease in gross margin percentage in 2011 was principally due to the HTH water products business and was primarily driven by higher product costs and lower pricing.

Selling and administration expenses as a percentage of sales were 17.1% in 2011 and 17.3% in 2010. Selling and administration expenses were comparable to 2010.

In August 2010, the Company announced its decision to consolidate into one facility in Alpharetta, Georgia most of its existing U.S. research and development (“R&D”) and technical service activities currently conducted at three facilities. During the three months ended June 30, 2011, the Company recorded $0.3 million of relocation-related costs and $0.2 million of other costs related to the consolidation. The total pre-tax charge to consolidate these facilities is estimated to be in the range of $5 million to $7 million. Excluding the amounts which have been recorded to date, the remaining charge will consist of (i) $2 million to $3 million of relocation-related and employee severance costs and (ii) $1 million to $2 million of other costs. The Company anticipates that the consolidation will be completed, and the remaining charge recorded, in 2011.

Interest expense, net, increased $1.0 million principally due to the higher cost of long-term fixed rate borrowings and, to a lesser extent, higher net debt.

The tax rate on income from continuing operations for the three months ended June 30, 2011 and 2010 was 30.7% and 34.0%, respectively. The rate for the three months ended June 30, 2011 was lower than the rate for the three months ended June 30, 2010 due to higher expected taxable income in foreign jurisdictions with lower tax rates, including tax holidays.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Income (Loss) from discontinued operations, net, during the three months ended June 30, 2011 represents a change in estimate for a retained contingency of the industrial coatings business.

Six Months Ended June 30, 2011 Compared to 2010

Sales increased $29.2 million, or four percent, due to favorable foreign exchange (two percent), higher volumes (one percent) and higher pricing (one percent). Volumes were impacted in the HTH water products business due to different replenishment strategies attributable to a certain mass retail customer that shifted a portion of the pool season sales from the second quarter to the third quarter.

Gross margin percentage was 29.8% and 32.0% for 2011 and 2010, respectively. The decrease in gross margin percentage in 2011 was principally due to the HTH water products business and was primarily driven by higher product costs and lower pricing.

Selling and administration expenses as a percentage of sales were 19.4% in 2011 and 19.6% in 2010. Selling and administration expenses increased $3.7 million from 2010 principally due to unfavorable foreign exchange and one-time legal-related costs.

In August 2010, the Company announced its decision to consolidate into one facility in Alpharetta, Georgia most of its existing U.S. R&D and technical service activities currently conducted at three facilities. During the six months ended June 30, 2011, the Company recorded $0.6 million of relocation-related costs and $0.2 million of other costs related to the consolidation.

Interest expense, net, increased $2.3 million principally due to the higher cost of long-term fixed rate borrowings and, to a lesser extent, higher net debt.

The tax rate on income from continuing operations for the six months ended June 30, 2011 and 2010 was 20.3% and 34.0%, respectively. The rate for the six months ended June 30, 2011 includes a non-recurring $6.4 million benefit related to the Company’s tax planning strategy to maximize the realizability of its deferred tax assets principally related to its U.K. pension liabilities. Excluding the benefit, the Company’s tax rate was approximately 31%. This rate was lower than the rate for the six months ended June 30, 2010 due to higher expected taxable income in foreign jurisdictions with lower tax rates, including tax holidays.

Income (Loss) from discontinued operations, net, during the six months ended June 30, 2011 represents changes in estimates for retained contingencies of the industrial coatings business.

Income (Loss) from discontinued operations, net, during the six months ended June 30, 2010 represents the results of operations for the industrial coatings business until its sale in March 2010.

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

Biocides Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Results of Operations:
Sales
HTH Water Products	$227.6	$241.0	$354.9	$357.0
Personal Care and Industrial Biocides	88.7	84.8	171.7	165.7
Wood Protection	71.0	68.3	128.8	126.0

Total Biocides Products	$387.3	$394.1	$655.4	$648.7

Operating income (loss)
HTH Water Products	$44.0	$59.5	$48.1	$63.7
Personal Care and Industrial Biocides	19.2	17.3	35.5	35.8
Wood Protection	4.2	2.1	2.8	1.2

Total Biocides Products	$67.4	$78.9	$86.4	$100.7

Three Months Ended June 30, 2011 Compared to 2010

Sales decreased $6.8 million, or two percent, as lower volumes (five percent) were partially offset by favorable foreign exchange (three percent).

Operating income decreased $11.5 million due to lower operating income for the HTH water products business.

HTH Water Products

Sales decreased $13.4 million, or six percent, as lower volumes (seven percent) and decreased pricing (one percent) were partially offset by favorable foreign exchange (two percent). The decreased volumes principally related to North America, due to different replenishment strategies attributable to a certain mass retail customer and to a much lesser extent, unseasonable weather during the early part of the swimming pool season. The replenishment strategies negatively impacted the second quarter as shipments were delayed into the third quarter compared to the prior year’s pool season. The lower pricing principally related to the North American mass retail channel and, to a lesser extent, Latin America.

Operating income decreased $15.5 million due to the lower volumes which were mostly due to timing, as well as higher product and operating costs and the decreased pricing.

Personal Care and Industrial Biocides

Sales increased $3.9 million, or five percent, as favorable foreign exchange (four percent) and higher volumes (two percent) were partially offset by lower pricing (one percent). The higher volumes were primarily due to increased demand for biocides used in building products due to expanded applications for the Company’s products in paint applications. Demand for biocides used in antidandruff products was consistent with prior year. The lower pricing principally related to biocides used in industrial applications.

Operating income increased $1.9 million as the impact of foreign currency losses in 2010 and the higher volumes more than offset the lower pricing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Wood Protection

Sales increased $2.7 million, or four percent, as favorable foreign exchange (six percent) and higher pricing (five percent) more than offset lower volumes (seven percent). The higher pricing related to price increases in North America and Europe, as well as favorable mix in Europe. Volumes decreased principally due to the weak housing and construction markets in North America, competitive pressures in the North American and Asia-Pacific regions and customer disruptions from natural disasters in the Asia-Pacific region.

Operating income increased $2.1 million as the increased pricing and favorable foreign exchange more than offset higher raw material costs and the lower volumes.

Six Months Ended June 30, 2011 Compared to 2010

Sales increased $6.7 million, or one percent, as favorable foreign exchange (three percent) was partially offset by lower volumes (two percent).

Operating income decreased $14.3 million due to lower operating income for the HTH water products business.

HTH Water Products

Sales decreased $2.1 million, or one percent, as lower volumes (two percent) and lower pricing (one percent) were partially offset by favorable foreign exchange (two percent). The decreased volumes principally related to North America, due to different replenishment strategies attributable to a certain mass retail customer and to a much lesser extent, unseasonable weather during the early part of the swimming pool season. The replenishment strategies negatively impacted the second quarter as shipments were delayed into the third quarter compared to the prior year’s pool season. The lower pricing principally related to the North American mass retail channel and, to a lesser extent, Latin America.

Operating income decreased $15.6 million due to the lower volumes, which were mostly due to timing, as well as higher product and operating costs and the decreased pricing.

Personal Care and Industrial Biocides

Sales increased $6.0 million, or four percent, as favorable foreign exchange (three percent) and higher volumes (two percent) more than offset lower pricing (one percent). The higher volumes were primarily due to increased demand for biocides used in building products, partially offset by lower demand for biocides used in antidandruff products. Sales of biocides used in building products grew significantly as a result of increased remodeling activities and expanded applications for the Company’s products in paint applications. Demand for biocides used in antidandruff products declined due to timing of shipments. The lower pricing principally related to biocides used in industrial applications.

Operating income was comparable to prior year as the higher volumes were offset by lower pricing and higher product costs.

Wood Protection

Sales increased $2.8 million, or two percent, as favorable foreign exchange (four percent) and higher pricing (four percent) more than offset lower volumes (six percent). The higher pricing related to price increases in North America and Europe. Volumes decreased in the North American region, due to the weak housing and construction markets and competitive pressures, and in the Asia-Pacific region, due to competitive pressures and customer disruptions from natural disasters.

Operating income increased $1.6 million. Included in 2011 operating income is $1.5 million of one-time legal-related costs for a final resolution of a patent dispute. Excluding the legal-related costs, operating income improved $3.1 million as the increased pricing and favorable foreign exchange more than offset higher raw material costs and the lower volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Results of Operations:
Sales
Performance Urethanes	$52.5	$43.1	$105.7	$82.8
Hydrazine	4.0	4.2	8.2	8.6

Total Performance Products	$56.5	$47.3	$113.9	$91.4

Operating income (loss)
Performance Urethanes	$(0.1)	$0.4	$(0.7)	$(2.2)
Hydrazine	0.2	0.6	0.7	1.4

Total Performance Products	$0.1	$1.0	$0.0	$(0.8)

Three Months Ended June 30, 2011 Compared to 2010

Sales increased $9.2 million, or 20 percent, due to higher volumes (13 percent) and improved pricing (seven percent). Operating income decreased by $0.9 million.

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

Performance Urethanes

Performance urethanes sales increased $9.4 million, or 22 percent, due to higher volumes (15 percent) and higher pricing (seven percent). Volumes increased 26 percent principally due to increased demand for polyols used in bedding applications. The higher pricing was driven by increased raw material costs. Operating results were comparable as the higher pricing, and to a lesser extent, the improved volumes, were offset by higher raw material costs.

Hydrazine

Hydrazine sales and operating income were comparable with 2010.

Six Months Ended June 30, 2011 Compared to 2010

Sales increased $22.5 million, or 25 percent, due to higher volumes (18 percent) and improved pricing (seven percent). Operating results improved by $0.8 million.

Performance Urethanes

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Performance urethanes sales increased $22.9 million, or 28 percent, due to higher volumes (20 percent) and higher pricing (eight percent). Volumes increased primarily due to increased demand for propylene glycol products used in airports for de-icing and related antifreeze applications. Higher pricing was driven by increased raw material costs. Operating results improved by $1.5 million as the higher pricing, and to a lesser extent, the improved volumes, more than offset higher raw material costs.

Hydrazine

Hydrazine sales were consistent with 2010. Operating income was slightly lower than 2010 principally due to higher plant and freight costs.

Corporate Expenses (Unallocated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Results of Operations:
Unallocated Corporate Expenses	$(8.9)	$(10.8)	$(15.9)	$(17.7)

Three Months Ended June 30, 2011 Compared to 2010

Unallocated corporate expenses were lower than 2010 principally due to lower compensation-related costs.

Six Months Ended June 30, 2011 Compared to 2010

Unallocated corporate expenses were lower than 2010 principally due to lower compensation-related costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity, Investment Activity, Capital Resources and Other Financial Data

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cash Flow Data
Provided By (Used In):
Accounts receivable securitization program	$0.0	$59.7
Change in working capital	(103.6)	(57.0)
Net operating activities from continuing operations	(45.1)	76.1
Capital expenditures	(23.5)	(9.2)
Proceeds from sale of a business, net	(0.1)	48.9
Net investing activities	(23.6)	39.3
Debt (repayments) borrowings, net	(1.0)	(94.0)
Net financing activities	(13.4)	(103.1)

Six Months Ended June 30, 2011 Compared to 2010

For the six months ended June 30, 2011, $45.1 million was used in operating activities from continuing operations, compared to $76.1 million provided by operating activities from continuing operations during the six months ended June 30, 2010. The change was principally due to decreased use of the accounts receivable securitization program in 2011 and increased working capital levels for the HTH water products business as it builds its inventory in anticipation of a major technology upgrade at its manufacturing plant in the U.S.

Accounts receivable, net, at June 30, 2011, including amounts sold through the accounts receivable securitization program (see Note 4 of Notes to the Condensed Consolidated Financial Statements), was three percent higher than at June 30, 2010 principally due to the fact that sales during the three months ended June 30, 2011 were higher than the three months ended June 30, 2010. Days sales outstanding (“DSO”) was 50 days at both June 30, 2011 and June 30, 2010. The Company continues to closely monitor its accounts receivable balances and assess the allowance for doubtful accounts. The allowance was $4.6 million at June 30, 2011, compared to $4.4 million at December 31, 2010.

Inventories, net at June 30, 2011 were 29 percent higher than at June 30, 2010. At June 30, 2011 the Company’s inventory months on hand (“MOH”) was 2.9, compared to 2.5 at June 30, 2010. The increase in Inventories, net at June 30, 2011 versus June 30, 2010 is principally due to lower sales volumes during the three months ended June 30, 2011 than during the three months ended June 30, 2010, increased inventory levels for the HTH water products business as it builds its inventory in anticipation of a major technology upgrade at its manufacturing plant in the U.S. and the timing of sales to mass retail accounts in the HTH water products business. The obsolescence reserve was $9.9 million at June 30, 2011, compared to $9.6 million at December 31, 2010.

Capital expenditures for the first six months of 2011 were $14.3 million higher than the first six months of 2010 principally due to the start of a major technology upgrade at the Company’s HTH water products manufacturing plant in the U.S. and the consolidation and expansion of three of the Company’s U.S. research and development functions into a new leased facility.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt repayments, net of borrowings, were $93.0 million lower during the six months ended June 30, 2011 than during the six months ended June 30, 2010. The change was partially due to a greater use of the securitization program during 2010 and the Company using proceeds from the sale of the industrial coatings business in 2010 to repay debt.

On June 15, 2011, the Company paid a quarterly dividend of $0.20 on each share of common stock. During the six months ended June 30, 2011 and June 30, 2010, total dividends paid to shareholders were $10.1 million and $10.0 million, respectively.

On May 13, 2011, the Company entered into an unsecured $375.0 million revolving credit agreement (“credit agreement”), which matures in May 2016. The credit agreement permits the maximum borrowing amount to be increased to $475.0 million upon the satisfaction of certain conditions, including the agreement of existing or new lenders to increase their existing commitments or extend new commitments, as applicable. The Company’s credit agreement contains a quarterly leverage ratio (Debt/EBITDA) covenant not to exceed 4.0 for the first quarter of each year or 3.5 for every other quarter of the year. At June 30, 2011, the Company’s quarterly leverage ratio, as defined in the credit agreement, was 2.7. Additionally, the credit agreement contains an interest coverage ratio (EBITDA/total interest expense) covenant not to be less than 3.0. At June 30, 2011, the Company’s interest coverage ratio, as defined in the credit agreement, was 8.3. The Company was in compliance with both of these covenants at June 30, 2011. The credit agreement also restricts the payment of dividends and repurchase of stock to $95.5 million plus 50% of cumulative adjusted net income (loss) for the period beginning March 31, 2011. Restricted payments were limited to $109.5 million at June 30, 2011. The facility fees can range from 0.15% to 0.35% depending on the Company’s quarterly leverage ratios. The Company may select various fixed and floating rate borrowing options, including, but not limited to, LIBOR plus a spread that can range from 0.85% to 1.65% depending on the Company’s quarterly leverage ratios. At June 30, 2011, there was $30.0 million of debt outstanding under the credit agreement and the Company had $342.1 million of available borrowings. The credit agreement replaces the Company’s unsecured $350.0 million revolving credit agreement, dated as of June 15, 2006.

On August 28, 2009, the Company entered into a $150.0 million note purchase and private shelf agreement (the “shelf agreement”) with Prudential Investment Management, Inc. (“Prudential”) and immediately issued $75.0 million of unsecured Series A Senior Notes. The Series A Senior Notes will mature in August 2016 and bear a fixed annual interest rate of 6.70%. The shelf agreement provides for the additional purchase by Prudential of notes, in amounts to be mutually agreed, up to a maximum of $75.0 million through August 2012, on terms to be determined. The shelf agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the credit agreement. At June 30, 2011 the Company’s quarterly leverage ratio, as defined in the shelf agreement, was 2.7 and the Company’s interest coverage ratio, as defined in the shelf agreement, was 8.3. The Company was in compliance with both of these covenants at June 30, 2011. Additionally, the shelf agreement restricts the payment of dividends and repurchase of stock to $88.1 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2009. At June 30, 2011, restricted payments were limited to $109.5 million.

On September 9, 2010, the Company entered into a master note purchase agreement (the “master note agreement”) with certain institutional investors, which provides financing to the Company through the private placement of $250.0 million aggregate principal amount of the Company’s Series 2010-A Senior Notes. The Company issued $250.0 million of the Series 2010-A Senior Notes during 2010. The Series 2010-A Senior Notes will mature in December 2017 and bear a fixed annual interest rate of 4.0%. The master note agreement contains a quarterly leverage ratio covenant not to exceed 3.5 and an interest coverage ratio covenant not to be less than 3.0, both of which are consistent with the credit agreement and shelf agreement. At June 30, 2011, the Company’s quarterly leverage ratio, as defined in the master note agreement, was 2.7 and the Company’s interest coverage ratio, as defined in the master note agreement, was 8.3. The Company was in compliance with both of these covenants at June 30, 2011. Additionally, the master note agreement restricts the payment of dividends and repurchase of stock to $99.4 million plus 50% of cumulative adjusted net income (loss) for the period beginning June 30, 2010. At June 30, 2011, restricted payments were limited to $109.5 million.

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

At June 30, 2011, the Company had $23.8 million of outstanding letters of credit, $2.9 million of which reduced availability under the credit agreement. Additionally, at June 30, 2011, the Company had $3.7 million of outstanding letters of guarantee.

The Company believes that the credit agreement, accounts receivable securitization program and cash provided by operations, as well as amounts previously borrowed under the master note agreement and shelf agreement, are adequate to satisfy its liquidity needs for the near future, including financing capital expenditures. However, if the Company’s earnings or cash flows were to fall significantly below current expectations and/or a default condition were triggered under its funding agreements or if the Company’s funding providers do not honor their commitments, a risk exists that the Company would not have sufficient liquidity to meet its operating needs. In addition, adverse developments in the financial markets could reduce the sources of liquidity for the Company.

Although the Company has seen improvement in demand, the turmoil in the global economy throughout 2009 impacted the operating performance of several of the Company’s businesses. As a result, the estimated fair values for some of the Company’s reporting units have been impacted, in particular the performance urethanes and wood protection reporting units. If there is no recovery over the next several years or if global economic conditions deteriorate, the following assets for the wood protection business could become impaired: Goodwill of $45.8 million and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $55.8 million. In addition to the impact of the turmoil in the U.S. economy, the performance urethanes business had a significant contract expire at the end of 2009, which decreased the annual operating income of the business by approximately $12 million. We believe that organic growth and a pipeline of new product offerings should mitigate a portion of this decrease. If the performance urethanes business’ earnings and/or cash flows were to fall below current expectations due to no recovery in the economy over the next several years, or if the business is unsuccessful with new product offerings, the following assets could become impaired: Goodwill of $4.4 million, and/or Long-lived assets (exclusive of Goodwill, Other assets and Investments and advances – affiliated companies at equity) of $13.3 million.

The Company’s performance urethanes and hydrazine businesses are non-core to its portfolio and are managed for cash that is then invested in growing our core Biocides portfolio. The Company considers these businesses non-core and, therefore, does not expect that they will remain in the portfolio in the long-term. The Company continues to evaluate various strategic options for these businesses, which include possible divestiture. At June 30, 2011, the net assets of the performance urethanes and hydrazine businesses were $38.3 million and $0.6 million, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In addition, Olin Corporation (“Olin”), who is a major supplier of chlorine and caustic soda to the Company’s HTH water products business, has announced plans to convert its mercury cell Chlor-Alkali plant in Charleston, Tennessee to membrane technology by the end of 2012. The Company does not believe that there will be any significant impact on its operating results in 2011, but if there is any disruption in our supply of chlorine and caustic soda from Olin, whether due to delays in the conversion of the plant or Olin’s inability to deliver product meeting our required specifications after the conversion is completed, the Company would have to arrange for alternative suppliers, which could have a material impact on this business’ operating income and cash flows in the future. The Company’s current supply contract expires at the end of 2011 and the Company is currently negotiating a new contract which may contain higher prices for 2012 and beyond.

During 2010, the Company made voluntary contributions to the Company’s qualified U.S. pension plan. As a result, the Company met the full funding phase-in threshold of the Pension Protection Act of 2006 for the 2011 plan year. There are no cash contribution requirements expected for the Company’s qualified U.S. pension plan in 2011. The Company also has payments due under the non-qualified pension plan and the postretirement benefit plans. These plans are pay as you go, and therefore not required to be funded in advance. The minimum funding requirements for the Company’s U.K. pension plans are currently expected to be approximately $25 million to $30 million (or approximately £16 million) in 2011 and then return to $15 million to $20 million (or approximately £10 million) per year thereafter.

In connection with the pending acquisition of the Company by Lonza Group Ltd., the Company’s Board of Directors has suspended the Company’s dividend.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The pronouncement will be effective for the Company during the three months ended March 31, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cautionary Statement under Federal Securities Laws

Except for historical information contained herein, the information set forth in this Form 10-Q contains forward-looking statements that are based on management’s beliefs, certain assumptions made by management and management’s current expectations, outlook, estimates and projections about the markets and economy in which the Company and its various businesses operate, and the proposed transaction between the Company and Lonza. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “opines,” “plans,” “predicts,” “projects,” “should,” “targets” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”), which are difficult to predict. Therefore, actual outcomes may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual outcomes to differ materially from those discussed include but are not limited to: general economic and business and market conditions; no improvement or weakening in U.S., European and Asian economies; increases in interest rates; changes in foreign currencies against the U.S. dollar; customer acceptance of new products; efficacy of new technology; changes in U.S. or foreign laws and regulations; increased competitive and/or customer pressure; loss of key customers; the Company’s ability to maintain chemical price increases or achieve targeted price increases; higher-than-expected product, raw material and energy costs and availability for certain chemical product lines; unexpected changes in the antidumping duties on certain products; increased foreign competition in the calcium hypochlorite markets; inability to obtain transportation for our chemicals; unfavorable court decisions, including unfavorable decisions in appeals of antidumping rulings, arbitration or jury decisions, tax matters or patent matters; the supply/demand balance for the Company’s products, including the impact of excess industry capacity; failure to achieve targeted cost-reduction programs; capital expenditures in excess of those scheduled; environmental costs in excess of those projected; the occurrence of unexpected manufacturing interruptions/outages at customer, supplier or Company plants; unfavorable weather conditions for swimming pool use; realization of deferred taxes; inability to expand sales in the professional pool dealer market; the impact of global weather changes; changes in the Company’s stock price; ability to obtain financing at attractive rates; financial market disruptions that impact our customers or suppliers; gains or losses on derivative instruments; implementation of the Company’s R&D consolidation consistent with the Company’s expectations; achievement of the Company’s multi-faceted margin improvement plan, including technology improvements which result in lower processing, energy and other costs; unfavorable changes in the regulatory status of the Company’s products; uncertainties as to the timing of the Offer and the Merger; uncertainties as to how many shareholders will tender their common stock in the Offer; the possibility that various closing conditions for the transaction with Lonza may not be satisfied or waived; and the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers and other business partners.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates, commodity prices and stock prices. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes in the normal course of business.

Interest Rate Risk

The Company historically has been exposed to interest rate risk. As of June 30, 2011, approximately ninety-five percent of its outstanding borrowings are subject to fixed rates as a result of the new financing arrangements. Based on the Company’s expected 2011 borrowing levels, and the amount of borrowings subject to floating rates, an increase in interest rates of 100 basis points would decrease the Company’s annual results of operations and annual cash flows by approximately $0.1 million.

See Note 9 of Notes to the Condensed Consolidated Financial Statements for detail of the Company’s interest rate swap agreement.

Foreign Currency Risk

At June 30, 2011, the Company had forward contracts to sell foreign currencies with a U.S. dollar equivalent value of $79.6 million, including contracts with a $55.1 million notional value that are mitigating foreign currency exposure on certain balance sheet items. Additionally, at June 30, 2011, the Company had forward contracts to buy foreign currencies with a U.S. dollar equivalent value of $7.0 million and the Company had entered into cross-currency swap agreements with a total notional value of approximately $3 million.

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

Commodity Price Risk

The Company is exposed to commodity price risk related to the price volatility of natural gas utilized at certain manufacturing sites as well as price volatility of propylene oxide and copper. The purchase requirement of copper is approximately 15 million pounds annually. Depending on market conditions, the Company may purchase derivative commodity instruments to minimize the risk of price fluctuations of natural gas and copper. It is the Company’s policy to hedge up to 80 percent of its natural gas and copper purchases during a calendar year. In general, the Company’s guideline is to hedge a minimum of approximately 50 percent of the Company’s rolling twelve-month copper requirements. At June 30, 2011, the Company had purchase commitments but had no forward contracts to

Item 3. Quantitative and Qualitative Disclosures about Market Risk purchase natural gas and copper. In addition, the Company is exposed to price risk related to the volatility of certain other raw materials including the ongoing purchase of chromic acid and ethylene oxide. Holding other variables constant, a 10 percent adverse change in the price of propylene oxide would decrease the Company’s annual results of operations and annual cash flows between $2 million to $3 million. Additionally, holding other variables constant, a 10 percent adverse change in the price of either chromic acid or copper would decrease the Company’s annual results of operations and annual cash flows between $1 million to $2 million. Additionally, holding other variables constant, a 10 percent adverse change in the price of either natural gas or ethylene oxide, would decrease the Company’s annual results of operations and annual cash flows by approximately $1 million.

Stock Price Risk

The Company is exposed to stock price risk related to its deferred compensation and long-term incentive plans as a portion of the underlying liabilities are tied to the Company’s stock price. The Company had entered into equity total return swap agreements in order to minimize earnings volatility related to fluctuations in the Company’s stock price. The agreements matured in July 2011, cash settlement occured and the agreements were not renewed. See Note 9 of Notes to the Condensed Consolidated Financial Statements for further detail.

See the Company’s Form 10-K for the year ended December 31, 2010 for additional information on the above items.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, as of June 30, 2011, the Company’s chief executive officer and chief financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to provide reasonable assurance that they were designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to Our Potential Acquisition by Lonza Group Ltd.

On July 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lonza Group Ltd., a company organized under the laws of Switzerland (“Lonza”), and LG Acquisition Corp., a Virginia corporation and an indirect wholly owned subsidiary of Lonza (“Merger Sub”), pursuant to which, among other things, Merger Sub has commenced a tender offer for all of the outstanding shares of our common stock, subject to the terms and conditions of the Merger Agreement. In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

The announcement and pendency of our acquisition by Lonza could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed acquisition could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could potentially lose customers or suppliers, or our customers or suppliers could modify their relationships with us in an adverse manner. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the acquisition, which could adversely affect our business and results of operations.

We are also subject to certain restrictions contained in the Merger Agreement on the conduct of our business prior to the consummation of the tender offer. These restrictions could result in our inability to respond effectively, and in a timely manner, to competitive pressures, industry developments and future opportunities or may otherwise harm our business, financial results and operations.

The proposed acquisition by Lonza is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on us or could delay or prevent the completion of the acquisition.

Completion of the acquisition by Lonza is conditioned upon, among other things, the expiration or termination of applicable waiting periods under the United States Hart–Scott–Rodino Antitrust Improvements Act and the receipt of certain other regulatory approvals, each as described in the Merger Agreement. The reviewing authorities may not permit the acquisition at all or may impose restrictions or conditions on the completion of the acquisition. There is no assurance that we will obtain these necessary governmental approvals to complete the acquisition. In addition, any delay in the completion of the acquisition from the failure to obtain such approvals could diminish the anticipated benefits of the acquisition or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the proposed acquisition.

The failure by Lonza to complete its acquisition of us could adversely affect our business and the market price of our common stock and could result in substantial termination costs.

There is no assurance that completion of the acquisition by Lonza or any other transaction will occur. Consummation of the tender offer is subject to various conditions, including a minimum condition for the valid tender of outstanding shares, consents or approvals of certain governmental authorities and certain other conditions.

The current market price of our common stock may reflect a market assumption that the tender offer and merger will occur. Failure to complete the tender offer and/or merger could adversely affect the share price of our common stock. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit if the tender offer and merger are not consummated. The Merger Agreement is subject to termination if the Merger is not completed on or before April 10, 2012. In addition, the Merger Agreement contains certain other termination rights for both us and Lonza and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay Lonza a termination fee of $40.0 million. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated as of June 9, 2011 entered into among Arch Chemicals, Inc., and Bank of America, N.A.

10.2	Arch Chemicals, Inc. 1999 Stock Plan for Non-employee Directors (as Amended and Restated through April 28, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH CHEMICALS, INC.
(Registrant)

August 5, 2011	By:	/s/ Steven C. Giuliano
Steven C. Giuliano
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Credit Agreement, dated as of June 9, 2011 entered into among Arch Chemicals, Inc., and Bank of America, N.A.

10.2	Arch Chemicals, Inc. 1999 Stock Plan for Non-employee Directors (as Amended and Restated through April 28, 2011).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13(a)-14(a) and 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.